Form 10-K/A
period 2020-12-31
Finance of America Companies Inc.
filed 2021-05-17
CIK 1828937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-40308

FINANCE OF AMERICA COMPANIES INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3474065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Lake Carolyn Parkway, Suite 1550 Irving, Texas	75039
(Address of Principal Executive Offices)	(Zip Code)

(972) 865-8114

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FOA	The New York Stock Exchange
Warrants to purchase shares of Class A Common Stock	FOA.WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No    ☒

On April 1, 2021, Finance of America Equity Capital LLC (“FoA”) and Replay Acquisition Corp. (“Replay”), a publicly traded special purpose acquisition company, completed their previously announced business combination whereby Replay combined with FoA in a series of transactions (collectively, the “Business Combination”) that resulted in Finance of America Companies Inc. (the “Company”) becoming a publicly-traded company on the New York Stock Exchange. As a result of the Business Combination and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended, the Company became the successor issuer to Replay, and is filing this Amendment No. 1 to Replay’s Form 10-K for the year ended December 31, 2020 in such capacity.

As of June 30, 2020 (the last business day of Replay’s most recently completed second fiscal quarter), the aggregate market value of Replay’s ordinary shares held by non-affiliates of Replay was approximately $267,750,000 (based on the closing sales price of the ordinary shares on June 30, 2020 of $10.20, as reported on the New York Stock Exchange).

As of March 25, 2021, 35,937,500 of Replay’s ordinary shares, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

As previously disclosed, on April 1, 2021, Finance of America Equity Capital LLC (“FoA”) and Replay Acquisition Corp. (“Replay”), a publicly traded special purpose acquisition company (“SPAC”), completed their previously announced business combination whereby Replay combined with FoA in a series of transactions (collectively, the “Business Combination”) that resulted in Finance of America Companies Inc. (the “Company”) becoming a publicly-traded company on the New York Stock Exchange. As a result of the Business Combination and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended, the Company became the successor issuer to Replay, and the Company is filing this Amendment No. 1 (this “Amendment”) to Replay’s Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021 (the “Original Filing” and, as amended by this Amendment, this “Report”), to restate Replay’s financial statements and related footnote disclosures as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019, and the interim periods ended June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 (collectively, the “Affected Periods”).

Background of Restatement

Following the Business Combination, on April 12, 2021, the SEC released a public statement (the “Public Statement”) informing market participants that warrants issued by SPACs may require classification as liabilities rather than equity, with changes in the fair value of the warrants reported in earnings each period, due to certain common provisions in SPAC warrant agreements providing for cash settlement in certain circumstances. Prior to the Business Combination Replay classified the outstanding warrants as equity. For a full description of Replay’s warrants, please refer to Replay’s final prospectus, dated April 3, 2019, filed with the SEC in connection with its initial public offering.

On May 5, 2021, management of the Company and the Audit Committee of the Board of Directors of the Company determined that Replay’s audited financial statements for the Affected Periods should no longer be relied upon due to guidance in the SEC’s Public Statement indicating that Replay’s warrants should have been classified as liabilities on Replay’s balance sheet rather than equity.

Following consideration of the guidance in the SEC’s Public Statement, the Company concluded the warrants did not meet the conditions to be classified as equity and instead the warrant agreement governing Replay’s warrants includes a tender offer and make-whole provision that would require both the public warrants and private placement warrants issued in connection with Replay’s initial public offering to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, and thus following such guidance, the warrants should have been classified as a liability in the previously issued financial statements. In addition, management has identified errors made in the historical financial statements related to its shareholders’ equity where on the date of issuance of the units, Replay improperly allocated the net proceeds among the ordinary shares subject to possible redemption and public warrants. Additionally, the ordinary shares issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside Company control. Therefore, management concluded that Replay should have classified the redeemable shares in temporary equity and remeasured these to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Replay initial public offering. Management has also noted a reclassifications error related to temporary equity and permanent equity.

As all material restatement information will be included in this Report and in the amendments we intend to file to Replay’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2020 and June 30, 2020 (such reports, together with this Report, the “Amended Reports”), we do not intend to amend Replay’s Annual Report on Form 10-K for the year ended December 31, 2019 or any of Replay’s previously filed Quarterly Reports on Form 10-Q for the periods ended June 30, 2019, September 30, 2019 or March 31, 2020. Accordingly, investors and others should rely only on the financial information and other disclosures regarding the periods described above in this Report and in future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Periods.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of Replay’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. As a result of that assessment and in light of the Public Statement, management has concluded that Replay’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in Replay’s internal control over financial reporting related to the accounting for equity instruments. For a discussion of management’s consideration of Replay’s disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Report.

Items Amended

Part I, Item 1A. Risk Factors is amended to add certain additional risk factors. In addition, each of the following items are amended and restated in their entirety in this Report: (i) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (ii) Part II, Item 8. Financial Statements and Supplementary Data; and (iii) Part II, Item 9A. Controls and Procedures. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with Part IV, Item 15 of this Amendment currently dated certifications from our Principal Executive Officer and Principal Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended and/or restated information required to reflect the effects of the restatement of the financial statements for the Affected Periods, and applicable cross-references within this Report, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing. This Report continues to describe conditions as of the date of the Original Filing, and the disclosures herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events, including the closing of the Business Combination. Accordingly, forward looking statements included in this Report represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the Original Filing date.

Forward-Looking Statements

Certain statements in this Amendment may constitute “forward-looking statements” for purposes of the federal securities laws. The Company’s forward-looking statements include, but are not limited to, statements regarding its or its management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions (or the negative version of such words or expressions) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Amendment may include, for example, statements about:

•	the expected benefits of the Business Combination;

•	the Company’s financial performance following the Business Combination;

•	changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, margins, cash flows, prospects and plans;

•	the impact of health epidemics, including the COVID-19 pandemic, on the Company’s business and the actions the Company may take in response thereto;

•	expansion plans and opportunities;

•	actions to be taken to address internal control deficiencies; and

•	the outcome of any known and unknown litigation and regulatory proceedings.

These forward-looking statements are based on information available as of the date of this Amendment, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	the risk that the recently consummated Business Combination disrupts current plans and operations of the Company;

•

the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;

•	costs related to the Business Combination;

•	changes in applicable laws or regulations;

•	the effect of the COVID-19 pandemic on the Company’s business;

•	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;

•	the inability to maintain the listing of the Company’s shares of Class A Common Stock on the NYSE; and

•	other risks and uncertainties set forth in the section entitled “Risk Factors” in this Report and in the Company’s Current Report on Form 8-K, originally filed with the SEC on April 7, 2021.

Item 1A. Risk Factors

The disclosure in Item 1A. Risk Factors in the Original Filing is hereby amended to add the following risk factors. As used in this Item 1A. Risk Factors, “we” and “our” shall mean Replay or Replay’s management, as the context may require, if relating to a statement made prior to the Business Combination and shall mean the Company (as successor registrant to Replay) or the Company’s management, as the context may require, if relating to a statement made after the consummation of the Business Combination. Any material weakness described herein with respect to an Affected Period means the material weakness of Replay. Except for the additional risk factors below, this Amendment does not amend, update or change any other items or disclosures contained in Item 1A. Risk Factors in the Original Filing. This Amendment should be read in conjunction with the Original Filing.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Chief Accountant and Acting Director of the Division of Corporation Finance of the SEC issued the Public Statement. The Public Statement sets forth the conclusion of the SEC’s Office of the Chief Accountant that certain provisions included in the warrant agreements entered into by many special purpose acquisition companies require such warrants to be accounted for as liabilities measured at fair value, rather than as equity securities, with changes in fair value during each financial reporting period reported in earnings. As a result of the Public Statement, we reevaluated the accounting treatment of our 14,375,000 warrants issued in connection with Replay’s IPO (the “Public Warrants”) and 7,750,000 private placement warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”), and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheets as of December 31, 2020 and 2019 contained elsewhere in this Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period in which the Warrants are outstanding and that the amount of such gains or losses could be material.

We have identified a material weakness in Replay’s internal control over financial reporting as of December 31, 2020, and, as a result, we have determined that Replay’s disclosure controls and procedures were not effective as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the Public Statement, our management and our audit committee concluded that, in light of the Public Statement, it was appropriate to restate Replay’s previously issued audited financial statements as of and for the years ended December 31, 2020 and 2019 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in Replay’s internal controls over financial reporting. In addition, management, along with our principal executive and financial officers, have concluded that Replay’s disclosure controls and procedures related to this matter were not effective as of December 31, 2020.

REPLAY ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the prices of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Part II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Replay’s audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. As used in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we” and “our” shall mean Replay or Replay’s management, as the context may require, if relating to a statement made prior to the Business Combination and shall mean the Company (as successor registrant to Replay) or the Company’s management, as the context may require, if relating to a statement made after the consummation of the Business Combination. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Replay’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements for the affected periods, as more fully described in Note 1 and Note 8 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on November 6, 2018 and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Although we are not limited to a particular business, industry or geographical location for purposes of consummating a business combination, we have initially focused our search for a target in Argentina and/or Brazil focused on industries that we believe have favorable prospects and a high likelihood of generating strong risk-adjusted returns for our shareholders. These industries include, but are not limited to, the consumer, telecommunications and technology, energy, financial services and real estate sectors. However, we may decide to enter into our initial business combination with a target business that is not in the Latin America opportunity sectors, such as the Proposed Business Combination with FoA.

The registration statement for our initial public offering was declared effective on April 3, 2019. On April 8, 2019, we consummated our initial public offering of 28,750,000 units at an offering price of $10.00 per unit, including the issuance of 3,750,000 units as a result of the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $287,500,000. Each unit consists of one ordinary share, par value $0.0001 per share, and one-half of one warrant, each whole warrant entitling the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. An aggregate of 2,500,000 units were purchased by certain affiliates of our sponsor in our initial public offering for gross proceeds of $25,000,000.

Simultaneously with the consummation of our initial public offering and the full over-allotment option, we consummated a private placement of 7,750,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $7,750,000. Following our initial public offering and the private placement, and after deducting offering expenses, $287,500,000 (including $9,187,500 of deferred underwriting commissions) were placed in the trust account established for the benefit of our public shareholders.

If we are unable to complete an initial business combination by April 8, 2021, unless we obtain the approval of our shareholders to amend our amended and restated memorandum an articles of association to extend the date by which we must complete our initial business combination, we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, wind up our affairs and subsequently dissolve , subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On August 15, 2019, we received the Notice from the staff of NYSE Regulation of the NYSE indicating that we were not then in compliance with Section 802.01B of the Manual, which requires us to maintain a minimum of 300 public shareholders on a continuous basis. Pursuant to the Notice, we were subject to the procedures set forth in Sections 801 and 802 of the Manual. We submitted a business plan that demonstrated how we expected to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice. On October 24, 2019, we were notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee agreed to accept our business plan, and we are currently subject to quarterly monitoring for compliance with such plan. On November 5, 2020, we were notified by the staff of NYSE Regulation that we are a “company back in compliance’ with Section 802.01B of the Manual. Our ordinary shares, warrants and units, which trade under the symbols “RPLA,” “RPLA WS” and “RPLA.U,” respectively, continue to be listed and traded on the NYSE and no longer bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

Proposed Business Combination

On October 12, 2020, we entered into the “Transaction Agreement” with FoA, New Pubco, Replay Merger Sub, Blocker Merger Sub, Blocker, Blocker GP, the Sellers and the Sellers Representative, pursuant to which we agreed to combine with FoA in the Proposed Business Combination that will result in New Pubco becoming a publicly-traded company on the NYSE and controlling FoA in an “UP-C” structure.

The Proposed Business Combination encompasses a series of transactions to effect an “UP-C” structure, pursuant to which, among other things: (i) we will change our jurisdiction of incorporation from the Cayman Islands to the State of Delaware pursuant to the Domestication, whereby (A) each of our ordinary shares outstanding immediately prior to the Domestication will be converted into a Replay LLC Unit and (B) we will be governed by a limited liability company agreement; (ii) the Sellers and Blocker GP will sell to us FoA Units in exchange for cash; (iii) Replay Merger Sub will merge with and into our company, with our company surviving the Replay Merger as a direct wholly owned subsidiary of New Pubco and each Replay LLC Unit outstanding immediately prior to the effectiveness of the Replay Merger being converted into the right to receive one share of Class A Common Stock; (iv) Blocker will be converted from a Delaware limited partnership to a Delaware limited liability company; (v) Blocker Merger Sub will merge with and into Blocker, with Blocker surviving the Blocker Merger as a direct wholly owned subsidiary of New Pubco and each Blocker Share outstanding immediately prior to the effectiveness of the Blocker Merger being converted into the right to receive a combination of shares of Class A Common Stock and cash; (vi) Blocker GP will contribute its remaining FoA Units to New Pubco in exchange for shares of Class A Common Stock, after which New Pubco will contribute such FoA Units to Blocker; and (vii) New Pubco will issue to the Sellers shares of Class B Common Stock, which will have no economic rights but will entitle each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of FoA Units held by such holder on all matters on which stockholders of New Pubco are entitled to vote generally.

As a result of the Proposed Business Combination, among other things: (A) New Pubco will indirectly hold (through our company and Blocker) FoA Units and will have the sole and exclusive right to appoint the board of managers of FoA; (B) the Sellers will hold (i) FoA Units that are exchangeable on a one-for-one basis for shares of Class A Common Stock and (ii) shares of Class B Common Stock; and (C) the holders of Blocker Shares outstanding immediately prior to the effectiveness of the Blocker Merger and Blocker GP will, directly or indirectly, hold shares of Class A Common Stock.

The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Transaction Agreement including, among others, receipt of the requisite approval of our shareholders, satisfaction of the minimum cash requirements provided in the Transaction Agreement, the termination or expiration of all required waiting periods under the HSR Act, and the execution of the various related transaction agreements.

On November 4, 2020, the request for early termination of the waiting period under the HSR Act with respect to the Proposed Business Combination was granted by the Federal Trade Commission. On February 12, 2021, the SEC declared effective the New Pubco Registration Statement, which includes a proxy statement with respect to the Special

Meeting to approve the Proposed Business Combination, among other matters, that constitutes a prospectus of New Pubco with respect to the securities to be issued in the Proposed Business Combination. On February 12, 2021, we filed the Proxy Statement with the SEC, which was mailed on or about that date to our shareholders as of January 28, 2021, the record date for the Special Meeting.

Concurrently with the execution of the Transaction Agreement, (i) we entered into Replay PIPE Agreements with various investors, including an affiliate of our sponsor, pursuant to which such investors agreed to purchase our ordinary shares (which ordinary shares will be converted into Replay LLC Units pursuant to the Domestication and then will be converted into the right to receive shares of Class A Common Stock pursuant to the Replay Merger), and (ii) New Pubco entered into subscription agreements with the Principal Stockholders, pursuant to which the Principal Stockholders agreed to purchase shares of Class A Common Stock. In the aggregate, the PIPE Investors have committed to purchase $250.0 million of PIPE Shares, at a purchase price of $10.00 per PIPE Share, including $10.0 million of PIPE Shares to be purchased by an affiliate of our sponsor.

FoA is a vertically integrated, diversified lending platform that connects borrowers with investors. FoA operates with the goal of minimizing risk; it offers a diverse set of high-quality consumer loan products and distributes that risk to investors for an up-front cash profit and typically some future performance-based participation. In addition to FoA’s profitable lending operations, it provides a variety of services to lenders through its Lender Services segment, which augments its lending profits with an attractive fee-oriented revenue stream.

Results of Operations

Our entire activity since November 6, 2018 (inception) through December 31, 2020 was in preparation for our initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of investment income on investments held in the trust account after our initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2020, we had net loss of approximately $17.7 million, which consisted of approximately $2.4 million in general and administrative expenses, a loss of approximately $16.5 million on the revaluation of the warrant liability, offset by a gain of approximately $1.3 million on marketable securities, dividends and interests held in the trust account.

For the year ended December 31, 2019, we had net income of approximately $4.1 million, which consisted of approximately $327,000 in general and administrative expenses, approximately $648,000 in issuance costs allocated to Public Warrants, offset by approximately $4.6 million in gain on marketable securities, dividends and interest held in the trust account and $520,000 gain on revaluation of warrant liability.

Liquidity and Going Concern

As of December 31, 2020, we had approximately $850,000 outside of the trust and a working capital deficit of approximately $836,000.

Through December 31, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor, $250,000 in loans from our sponsor under an unsecured promissory note and approximately $2,000 in advances from a related party. Subsequent to the consummation of our initial public offering, we received the net proceeds from the consummation of the private placement not held in the trust account of $2.0 million. We fully repaid the note and the advances to our sponsor and the related party in May 2019.

Following our initial public offering and the private placement, $287.5 million was placed in the trust account, including approximately $9.2 million of deferred underwriting commissions. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. To date, we had no borrowings under the working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares and Private Placement Warrants

In December 2018, our sponsor purchased 7,187,500 founders shares for an aggregate price of $25,000. In March 2019, our sponsor transferred to our independent directors an aggregate of 90,000 founder shares at the same price originally paid for such shares. Our sponsor agreed to forfeit up to 937,500 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the founder shares would represent 20.0% of our issued and outstanding shares after our initial public offering. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with our initial public offering; thus, the 937,500 founder shares were no longer subject to forfeiture.

Our sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Simultaneously with the closing of our initial public offering on April 8, 2019, we sold 7,750,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $7.75 million. Each private placement warrant is exercisable for one ordinary share at a price of $11.50 per share. A portion of the net proceeds from the private placement was added to the proceeds from our initial public offering held in the trust account. If we do not complete our initial business combination by April 8, 2021, (or such) later date as may be approved by our shareholders in accordance with our amended and restated memorandum and articles of association), the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees.

Our sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of our initial business combination.

Sponsor Agreement

Contemporaneously with the execution of the Transaction Agreement, the initial shareholders entered into an amendment and restatement of the existing Sponsor Agreement (as amended and restated, the “Sponsor Agreement”) with New Pubco, FoA and us, pursuant to which, among other things, (i) immediately prior to the Domestication, all of the private placement warrants owned by our sponsor will be exchanged for ordinary shares and (ii) excluding the founder shares held by our independent directors (unless transferred to any other initial shareholder or permitted transferee thereof), 40% of the founder shares held by our sponsor will be vested and wholly owned by our sponsor as of the closing of the Proposed Business Combination and 60% of the founder shares held by our sponsor will be subject to vesting and forfeiture in accordance with certain terms and conditions.

Pursuant to the Sponsor Agreement, the initial shareholders have agreed to (i) vote or cause to be voted at the general meeting all of their founder shares and all other equity securities that they hold in our company in favor of each proposal in connection with the Proposed Business Combination and the Transaction Agreement and any other matters reasonably necessary for consummation of the Proposed Business Combination, (ii) use reasonable best efforts to cause to be done all reasonably necessary, proper or advisable actions to consummate the Proposed Business Combination, (iii) waive all redemption rights and certain other rights in connection with the Proposed Business Combination and (iv) be bound by the same exclusivity obligations that bind the purchaser-side parties in the Transaction Agreement.

PIPE Agreements

Concurrently with the execution of the Transaction Agreement, we entered into the Replay PIPE Agreements with various investors, including an affiliate of our sponsor, pursuant to which such investors agreed to purchase ordinary shares (which ordinary shares will be converted into Replay LLC Units pursuant to the Domestication and then will be converted into the right to receive shares of Class A Common Stock pursuant to the Replay Merger). In the aggregate, the PIPE Investors have committed to purchase $250.0 million of PIPE Shares, at a purchase price of $10.00 per PIPE Share, including $10.0 million of PIPE Shares to be purchased by an affiliate of our sponsor.

Related Party Loans

On December 1, 2018, our sponsor agreed to loan us an aggregate of up to $250,000 to cover expenses related to our initial public offering pursuant to an unsecured promissory note. This loan was non-interest bearing and payable on the earlier of June 30, 2019 or the completion of our initial public offering. We borrowed $250,000 under the note, and fully repaid on May 6, 2019.

In addition to the promissory note, we borrowed approximately $2,000 from a related party for general and administrative expenses. We repaid this amount on May 7, 2019.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete a business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2020, we had no borrowings under the Working Capital Loans.

Reimbursement

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Commitments and Contingencies

Registration Rights

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans, if any, and any ordinary shares underlying such securities, are entitled to registration rights pursuant to a registration rights agreement entered into on April 3, 2019. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from April 3, 2019 to purchase up to 3,750,000 additional units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with our initial public offering.

Except on the 2,500,000 units sold to certain affiliates of our sponsor in our initial public offering, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $5.25 million in the aggregate, paid upon the closing of our initial public offering. In addition, $0.35 per unit, or approximately $9.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Investments Held in Trust Account

The Company’s portfolio of investments held in Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the Balance Sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the Statement of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Topic 480 Distinguishing Liabilities from Equity (ASC 480). Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 28,750,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet. At December 31, 2019, 28,750,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

The ordinary shares subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic 480. Under such guidance the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to the Public Warrants, the initial carrying amount of the Ordinary Shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the Ordinary shares subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO June 30 2019 was the redemption date.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 8. Financial Statements

Our financial statements and notes thereto begin on Page F-1.

Item 9A. Controls and Procedures

The disclosure in Item 9A. Controls and Procedures in the Original Filing is hereby amended by the following. As used in this Item 9A. Controls and Procedures, “we” and “our” shall mean Replay or Replay’s management, as the context may require, if relating to a statement made prior to the Business Combination and shall mean the Company (as successor registrant to Replay) or the Company’s management, as the context may require, if relating to a statement made after the consummation of the Business Combination. Any material weakness described herein with respect to an Affected Period means the material weakness of Replay.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Co-Chief Executive Officers and Chief Financial Officer of Replay carried out an evaluation of the effectiveness of the design and operation of Replay’s disclosure controls and procedures as of December 31, 2020. On March 25, 2021, Replay filed its Annual Report on Form 10-K for the year ended December 31, 2020 (the Original Report). Based upon the evaluation at that earlier time, Replay’s Co-Chief Executive Officers and Chief Financial Officer had concluded that Replay’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, in light of the SEC’s Public Statement and as a result of the material weakness in the internal controls over financial reporting of Replay as described below, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of Replay were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

During the period from October 1, 2020 through December 31, 2020, there was no change in Replay’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of Replay’s financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Replay’s management had assessed the effectiveness of its internal control over financial reporting as of December 31, 2020 based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the Original Filing, the Co-Chief Executive Officers and Chief Financial Officer of Replay had performed an evaluation and concluded that Replay’s internal control over financial reporting was effective as of December 31, 2020. Subsequent to the Business Combination, management of the Company (as successor registrant to Replay) re-assessed the effectiveness of Replay’s internal control over financial reporting in light of the SEC Public Statement using the 2013 Framework and concluded that Replay did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in its internal control over financial reporting, described below, related to mistakes in accounting for warrants, and temporary and permanent equity.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. We identified a material weakness in Replay’s controls over the accounting for temporary and permanent equity and complex financial instruments. Replay’s controls to evaluate the accounting for complex financial instruments, such as temporary and permanent equity and warrants issued by a SPAC, did not operate effectively to appropriately apply the provisions of Accounting Standards Codification (“ASC”), Contracts in Entity’s Own Equity (ASC 815-40). This material weakness resulted in the failure to prevent material errors in Replay’s accounting for temporary and permanent equity and warrants and the resulting restatement of Replay’s previously issued financial statements.

Replay’s internal control over financial reporting did not result in the proper classification and accounting for temporary and permanent equity and warrants Replay issued in April 2019. Due to its impact on Replay’s financial statements, we determined to be a material weakness. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, in light of the SEC’s Public Statement and our Business Combination, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. As successor registrant to Replay, our plans to remediate the material weakness at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Notwithstanding this material weakness of Replay, management has concluded that the audited financial statements included in this Annual Report on Amended Form 10-K/A present fairly in all material respects Replay’s financial position, results of operations and cash flows in accordance with GAAP for each of the periods presented herein.

This Annual Report on Form 10-K/A does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Calculation Linkbase

101.LAB***	XBRL Taxonomy Label Document

101.PRE***	XBRL Definition Linkbase Document

101.DEF***	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Finance of America Companies Inc. on behalf of Replay Acquisition Corp

Charlotte, NC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Replay Acquisition Corp (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 1 and 8 to the financial statements, the accompanying financial statements have been restated to correct the classification and accounting for warrants as liabilities, and to correct the classification and accounting for redeemable ordinary shares as mezzanine equity carried at redemption value.

These financial statements were originally audited by another independent registered public accounting firm whose report was dated March 24, 2021.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

Charlotte, NC

May 17, 2021

REPLAY ACQUISITION CORP.

BALANCE SHEETS

(AS RESTATED)

	December 31,
	2020	2019
	(As Restated)	(As Restated)
Assets:
Current assets:
Cash	$849,909	$1,589,795
Prepaid expenses	10,833	62,738

Total current assets	860,742	1,652,533
Investments held in Trust Account	293,315,407	292,054,158

Total assets	$294,176,149	$293,706,691

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$916,939	$86,595
Accrued expenses	779,411	8,860

Total current liabilities	1,696,350	95,455
Warrant liability	35,351,250	18,817,500
Deferred underwriting commissions	9,187,500	9,187,500

Total liabilities	46,235,100	28,100,455
Commitments and contingencies (Note 5)
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at December 31, 2020 and 2019	287,500,000	287,500,000
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at December 31, 2020 and 2019	719	719
Additional paid-in capital	—	—
Accumulated deficit	(39,559,670)	(21,894,483)

Total shareholders’ equity	(39,558,951)	(21,893,764)

Total Liabilities and Shareholders’ Equity	$294,176,149	$293,706,691

The accompanying notes are an integral part of these financial statements.

REPLAY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(AS RESTATED)

	For the years ended December 31,
	2020	2019
	(As Restated)	(As Restated)
General and administrative expenses	$2,392,686	$327,399

Loss from operations	(2,392,686)	(327,399)
Issuance costs allocated to the public warrants	—	(648,239)
(Loss) gain on revaluation of warrant liability	(16,533,750)	520,000
Gain on marketable securities, dividends and interest held in Trust Account	1,261,249	4,554,158

Net (loss) income	$(17,665,187)	$4,098,520

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	28,750,000

Basic and diluted net (loss) income per share, Public Shares	$(0.48)	$0.33

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.53)	$(0.76)

The accompanying notes are an integral part of these financial statements.

REPLAY ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(AS RESTATED)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amounts
Balance - December 31, 2018, as previously reported	$7,187,500	$719	$24,281	(2,694)	$22,306

Proceeds from sale of private warrants in excess of fair value			775,000	—	775,000
Remeasurement of ordinary shares subject to possible redemption			(799,281)	(25,990,309)	(26,789,590)
Net income, as restated	—	—	—	4,098,520	4,098,520

Balance - December 31, 2019, as restated	7,187,500	$719	$—	$(21,894,483)	$(21,893,764)

Net loss, as restated	—	—	—	(17,665,187)	(17,665,187)

Balance - December 31, 2020, as restated	7,187,500	$719	$—	$(39,559,670)	$(39,558,951)

The accompanying notes are an integral part of these financial statements.

REPLAY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(AS RESTATED)

	For the years ended December 31,
	2020	2019
	(As Restated)	(As Restated)
Cash Flows from Operating Activities:
Net (loss) income	$(17,665,187)	$4,098,520
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(1,261,249)	(4,554,158)
Loss (gain) on revaluation of warrant liability	16,533,750	(520,000)
Changes in operating assets and liabilities:
Prepaid expenses	51,905	(62,738)
Accounts payable	830,344	83,995
Accrued expenses	770,551	6,166

Net cash used in operating activities	(739,886)	(948,215)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(287,500,000)

Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	250,000
Repayment of note payable and advances from related party	—	(250,000)
Proceeds received from initial public offering	—	287,500,000
Proceeds from private placement	—	7,750,000
Offering costs paid	—	(5,236,990)

Net cash provided by financing activities	—	290,013,010

Net change in cash	(739,886)	1,564,795
Cash - beginning of year	1,589,795	25,000

Cash - end of year	$849,909	$1,589,795

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$2,600
Remeasurement of ordinary shares subject to possible redemption	$—	$26,789,590
Deferred underwriting commissions	$—	$9,187,500

The accompanying notes are an integral part of these financial statements.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Replay Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on November 6, 2018. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

On October 12, 2020, the Company; Finance of America Equity Capital LLC, a Delaware limited liability company (“FoA”); Finance of America Companies Inc., a Delaware corporation and wholly owned subsidiary of the Company (“New Pubco”); RPLY Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of New Pubco (“Replay Merger Sub”); RPLY BLKR Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of New Pubco (“Blocker Merger Sub”); Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., a Delaware limited partnership (“Blocker”); Blackstone Tactical Opportunities Associates – NQ L.L.C., a Delaware limited liability company (“Blocker GP”); BTO Urban Holdings L.L.C., a Delaware limited liability company (“BTO Urban”), Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., a Delaware limited partnership (“ESC”), Libman Family Holdings LLC, a Connecticut limited liability company (“Family Holdings”), The Mortgage Opportunity Group LLC, a Connecticut limited liability company (“TMO”), L and TF, LLC, a North Carolina limited liability company (“L&TF”), UFG Management Holdings LLC, a Delaware limited liability company (“Management Holdings”), and Joe Cayre (each of BTO Urban, ESC, Family Holdings, TMO, L&TF, Management Holdings and Joe Cayre, a “Seller” and, collectively, the “Sellers”); and BTO Urban and Family Holdings, solely in their joint capacity as the representative of the Sellers pursuant to Section 12.18 of the Transaction Agreement (as defined below) (the “Seller Representative”), entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which the Company agreed to combine with FoA in a series of transactions (collectively, the “Proposed Business Combination”) that will result in New Pubco becoming a publicly-traded company on the New York Stock Exchange (“NYSE”) and controlling FoA in an “UP-C” structure. See the Proposed Business Combination described below.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from November 6, 2018 (inception) through December 31, 2020 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target including the costs incurred in connection with the Proposed Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

Sponsor and Initial Public Offering

The Company’s sponsor is Replay Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources. The registration statement for the Company’s Initial Public Offering was declared effective on April 3, 2019. On April 8, 2019, the Company consummated its Initial Public Offering of 28,750,000 units (“Units”), including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $15.0 million, inclusive of approximately $9.2 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,750,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $7.75 million (Note 4).

NYSE Notice

On August 15, 2019, we received a written notice (the “Notice”) from the staff of NYSE Regulation of the New York Stock Exchange (“NYSE”) indicating that the Company was not then in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires us to maintain a minimum of 300 public shareholders on a continuous basis. Pursuant to the Notice, the Company was subject to the procedures set forth in Sections 801 and 802 of the Manual. The Company submitted a business plan that demonstrated how the Company expected to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

On October 24, 2019, we were notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee agreed to accept our business plan, and the Company was subject to quarterly monitoring for compliance with such plan. On November 5, 2020, we were notified by the staff of NYSE Regulation that we are a “company back in compliance” with Section 802.01B of the Manual. Our ordinary shares, warrants and Units, which trade under the symbols “RPLA,” “RPLA WS” and “RPLA.U,” respectively, continue to be listed and traded on the NYSE and no longer bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

Trust Account

Upon the closing of the Initial Public Offering and Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders (the “Public Shareholders”) of its ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Topic 480 Distinguishing Liabilities from Equity (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or April 8, 2021, (or such later date as may be approved by the Company’s shareholders in accordance with the Amended and Restated Memorandum and Articles of Association)(the “Combination Period”) or (b) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but no more than 10 business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, wind up its affairs and subsequently dissolve , subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Proposed Business Combination and Related Transactions

On October 12, 2020, the Company, FoA, New Pubco, Replay Merger Sub, Blocker Merger Sub, Blocker, Blocker GP, the Sellers and BTO Urban and Family Holdings, solely in their joint capacity as the Seller Representative, entered into the Transaction Agreement, pursuant to which the Company agreed to combine with FoA in the Proposed Business Combination that will result in New Pubco becoming a publicly-traded company on the NYSE and controlling FoA in an “UP-C” structure.

The Proposed Business Combination encompasses a series of transactions to effect an “UP-C” structure, pursuant to which, among other things: (i) the Company will change its jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a limited liability company formed under the laws of the State of Delaware (the “Domestication”), whereby (A) each of the Company’s ordinary shares outstanding immediately prior to the Domestication will be converted into a unit representing a limited liability company interest in the Company (each, a “Replay LLC Unit”) and (B) the Company will be governed by a limited liability company agreement; (ii) the Sellers and Blocker GP will sell to the Company limited liability company interests in FoA (“FoA Units”) in exchange for cash; (iii) Replay Merger Sub will merge with and into the Company (the “Replay Merger”), with the Company surviving the Replay Merger as a direct wholly owned subsidiary of New Pubco and each Replay LLC Unit outstanding immediately prior to the effectiveness of the Replay Merger being converted into the right to receive one share of New Pubco’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”); (iv) Blocker will be converted from a Delaware limited partnership to a Delaware limited liability company; (v) Blocker Merger Sub will merge with and into Blocker (the “Blocker Merger”), with Blocker surviving the Blocker Merger as a direct wholly owned subsidiary of New Pubco and each limited liability company interest of Blocker (each, a “Blocker Share”) outstanding immediately prior to the effectiveness of the Blocker Merger being converted into the right to receive a combination of shares of Class A Common Stock and cash; (vi) Blocker GP will contribute its remaining FoA Units to New Pubco in exchange for shares of Class A Common Stock, after which New Pubco will contribute such FoA Units to Blocker; and (vii) New Pubco will issue to the Sellers shares of New Pubco’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), which will have no economic rights but will entitle each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of FoA Units held by such holder on all matters on which stockholders of New Pubco are entitled to vote generally.

As a result of the Proposed Business Combination, among other things: (A) New Pubco will indirectly hold (through the Company and Blocker) FoA Units and will have the sole and exclusive right to appoint the board of managers of FoA; (B) the Sellers will hold (i) FoA Units that are exchangeable on a one-for-one basis for shares of Class A Common Stock and (ii) shares of Class B Common Stock; and (C) the holders of Blocker Shares outstanding immediately prior to the effectiveness of the Blocker Merger and Blocker GP will, directly or indirectly, hold shares of Class A Common Stock.

The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Transaction Agreement including, among others, receipt of the requisite approval of the Company’s shareholders, satisfaction of the minimum cash requirements provided in the Transaction Agreement, the termination or expiration of all required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the execution of the various related transaction agreements. On November 4, 2020, the request for early termination of the waiting period under the HSR Act with respect to the Proposed Business Combination was granted by the Federal Trade Commission.

Concurrently with the execution of the Transaction Agreement, (i) the Company entered into subscription agreements with various investors, including an affiliate of the Sponsor, pursuant to which such investors agreed to purchase ordinary shares (which ordinary shares will be converted into Replay LLC Units pursuant to the Domestication and then will be converted into the right to receive shares of Class A Common Stock pursuant to the Replay Merger) (each such subscription agreement, a “Replay PIPE Agreement”), and (ii) New Pubco entered into subscription agreements with certain funds affiliated with The Blackstone Group Inc. and Brian L. Libman and certain entities controlled by him (collectively, the “Principal Stockholders”, and together with the investors party to the Replay PIPE Agreements, the “PIPE Investors”) pursuant to which the Principal Stockholders agreed to purchase shares of Class A Common Stock (together with the ordinary shares being purchased pursuant to the Replay PIPE Agreements, the “PIPE Shares”). In the aggregate, the PIPE Investors have committed to purchase $250.0 million of PIPE Shares, at a purchase price of $10.00 per PIPE Share, including $10.0 million of PIPE Shares to be purchased by an affiliate of the Sponsor.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with other public companies difficult or impossible because of the potential differences in accounting standards used.

Going Concern Consideration

As of December 31, 2020, the Company had approximately $850,000 outside of the Trust Account and a working deficit of approximately $836,000.

Through December 31, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $250,000 in note payable to the Sponsor and approximately $2,000 of general and administrative expenses paid by a related party on behalf of the Company. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. The Company fully repaid the note and the advances to the Sponsor and the related party in May 2019.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 4). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company has no borrowings under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs until the consummation of the Proposed Business Combination. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that in light of the upcoming Business Combination whereby the Company became a wholly owned subsidiary of New Pubco, Replay will continue to operate as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 8, 2021. Refer to Note 9 - Subsequent Event for further detail on the upcoming Business Combination.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Restatement of Previously Issued Financial Statements

The Company has restated its financial statements as of December 31, 2020 and 2019, for the years ended December 31, 2020 and December 31, 2019, as well as the unaudited financial statements for the three month period ended March 31, 2020, the three and six month periods ended June 30, 2020 and 2019 and the three and nine month periods ended September 30, 2020 and 2019, to correct misstatements in those prior periods primarily related to misstatements identified in improperly applying accounting guidance for warrants, recognizing them as equity instead of a warrant liability, under the guidance of ASC 815-40, Contracts in Entity’s Own Equity, and not properly accounting for the entire amount of redeemable ordinary shares as temporary equity carried at redemption value in accordance with the guidance in ASC 480.

See Note 8 - Restatement of Previously Issued Financial Statements for additional information regarding the errors identified and the restatement adjustments made to the financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in Trust Account consists entirely of U.S. government securities with an original maturity of 180 days or less.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrant Liability

The Company accounts for warrants for the Company’s ordinary shares as liabilities at fair value on the Balance Sheets because the warrants do not meet the criteria for classification within equity. Offering costs were allocated to the Ordinary Shares and Public Warrants, and the amounts allocated to the Public Warrants were expensed immediately. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Warrants. At that time, the portion of the warrant liability related to the Warrants will be reclassified to additional paid-in capital.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

ASC 825, Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value. As of December 31, 2020, and 2019, the recorded values of cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statements and the reported amounts of revenue and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders equity upon the completion of the Initial Public Offering. Offering costs were allocated to the ordinary shares and the public warrants based on the relative fair value of the Warrants compared to the ordinary shares. The amounts allocated to the shares were recognized as a reduction to the carrying value of the shares, and the amounts allocated to the public warrants were immediately recognized as an expense.

Ordinary Shares Subject to Possible Redemption

Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 28,750,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. At December 31, 2019, 28,750,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The ordinary shares subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic 480. Under such guidance the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to the Public Warrants, the initial carrying amount of the Ordinary Shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the Ordinary shares subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO, June 30 2019, were the redemption date.

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per public share and income (loss) per founder share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the public and founder shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any Remeasurement of the ordinary shares subject to possible redemption and was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the company split the amount to be allocated using a ratio of 80% for the public shares and 20% for the founder shares, reflective of the respective participation rights.

For the year ended December 31, 2020, basic and diluted net loss per share of Public Shares, were calculated by dividing 80% of the total loss allocable to all shares of approximately $18.9 million, by the weighted average number of 28,750,000 Public Shares outstanding for the period. For the year ended December 31, 2020, basic and diluted net loss per share of Founder Shares were calculated by dividing 20% of the total loss allocable to all shares of approximately $18.9 million, by the weighted average number of 7,187,500 Founder Shares outstanding for the period.

For the year ended December 31, 2019, basic and diluted net loss per share of Public Shares, were calculated by dividing 80% of the total loss allocable to all shares of approximately $27.2 million, plus the remeasurement of the ordinary shares subject to possible redemption of approximately $31.3 million, by the weighted average number of 28,750,000 Public Shares outstanding for the period. For the year ended December 31, 2019, basic and diluted net loss per share of Founder Shares were calculated by dividing 20% of the total loss allocable to all shares of approximately $27.2 million, by the weighted average number of 7,187,500 Founder Shares outstanding for the period.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

At December 31, 2020 and December 31, 2019, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020, and 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2020, and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On April 8, 2019, the Company sold 28,750,000 Units, including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at a purchase price of $10.00 per Unit in the Initial Public Offering. Of these, an aggregate of 2,500,000 Units in the Initial Public Offering (“Affiliate Units”) were purchased by certain affiliates of the Sponsor for gross proceeds of $25.0 million.

Each Unit consists of one ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2018, the Sponsor purchased 7,187,500 ordinary shares, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. In March 2019, the Sponsor transferred to the Company’s independent directors an aggregate of 90,000 Founder Shares for an aggregate purchase price of $313. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering; thus, the 937,500 Founder Shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering on April 8, 2019, the Company sold 7,750,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7.75 million. Each Private Placement Warrant is exercisable for one ordinary share at a price of $11.50 per share. The Private Placement Warrants have been accounted for as liabilities, with an initial fair value of $6.98 million. The difference between the proceeds received and the fair value was recognized as a capital contribution in additional paid-in capital on the Statements of Changes in Shareholders’ Equity. A portion of the net proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Contemporaneously with the execution of the Transaction Agreement, the initial shareholders entered into an amendment and restatement of the existing Sponsor Agreement (as amended and restated, the “Sponsor Agreement”) with New Pubco, the Company and FoA, pursuant to which, among other things, (i) immediately prior to the Domestication (as defined below), all of the Private Placement Warrants owned by the Sponsor will be exchanged for ordinary shares and (ii) excluding the Founder Shares held by the Company’s independent directors (unless transferred to any other initial shareholder or permitted transferee thereof), 40% of the Founder Shares held by the Sponsor will be vested and wholly owned by the Sponsor as of the closing of the Proposed Business Combination and 60% of the Founder Shares held by the Sponsor will be subject to vesting and forfeiture in accordance with certain terms and conditions.

Pursuant to the Sponsor Agreement, the initial shareholders have agreed to (i) vote or cause to be voted at the general meeting all of their Founder Shares and all other equity securities that they hold in the Company in favor of each proposal in connection with the Proposed Business Combination and the Transaction Agreement and any other matters reasonably necessary for consummation of the Proposed Business Combination, (ii) use reasonable best efforts to cause to be done all reasonably necessary, proper or advisable actions to consummate the Proposed Business Combination, (iii) waive all redemption rights and certain other rights in connection with the Proposed Business Combination and (iv) be bound by the same exclusivity obligations that bind the purchaser-side parties in the Transaction Agreement.

PIPE Agreements

Concurrently with the execution of the Transaction Agreement, the Company entered into the Replay PIPE Agreements (as defined below) with various investors, including an affiliate of the Sponsor, pursuant to which such investors agreed to purchase ordinary shares (which ordinary shares will be converted into Replay LLC Units pursuant to the Domestication and then will be converted into the right to receive shares of Class A Common Stock pursuant to the Replay Merger (as defined below)). In the aggregate, the PIPE Investors (as defined below) have committed to purchase $250.0 million of PIPE Shares (as defined below), at a purchase price of $10.00 per PIPE Share, including $10.0 million of PIPE Shares to be purchased by an affiliate of the Sponsor.

Related Party Loans

On December 1, 2018, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2019 or the completion of the Initial Public Offering. The Company borrowed $250,000 under the Note, and fully repaid on May 6, 2019.

In addition to the Note, the Company borrowed approximately $2,000 from a related party for general and administrative expenses. The Company repaid this amount on May 7, 2019.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Reimbursement

The Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s Audit Committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or the Company’s or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf.

NOTE 5. COMMITMENTS & CONTINGENCIES

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any ordinary shares underlying such securities, are entitled to registration rights pursuant to a Registration Rights Agreement entered into on April 3, 2019. These holders will be entitled to certain demand and “piggyback” registration rights. However, the Registration Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering.

Except on the Affiliate Units, the underwriters were entitled to an underwriting discount of $0.20 per Unit, or $5.25 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $9.19 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 6. SHAREHOLDERS’ EQUITY

Ordinary Shares—The Company is currently authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As disclosed in Note 4, 7,187,500 ordinary shares were issued to the Sponsor (Founders Shares), and an aggregate of up to 937,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering; thus, the 937,500 Founder Shares were no longer subject to forfeiture. These 7,187,500 Founder Shares are subject to certain restrictions (see Note 4). In April 2019, the Company sold 28,750,000 Units in the Initial Public Offering. As a result, as of December 31, 2020 and 2019, there were 35,937,500 ordinary shares issued and outstanding, including 28,750,000 ordinary shares subject to possible redemption, respectively.

Preference Shares—The Company is authorized to issue 2,000,000 Preference shares with such designations, voting and other rights and Preference as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, and 2019, there were no Preference shares issued or outstanding.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Warrants— Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. Additionally, in no event will the Company be required to net cash settle the warrant shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the issuance of the warrants at the closing of this offering. Accordingly, the Company expects to classify each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. The warrant liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s Statements of Operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 7. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The Company has determined that the Warrants are subject to treatment as a liability. As the transfer of the Private Placement Warrants to anyone other than the purchasers or their permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants issued in the Offering, the Company has determined that the fair value of each Warrant issued as part of the Private Placement Warrants is the same as that of a Warrant issued in the Offering, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Warrants are classified as Level 2 financial instruments.

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$293,315,407	$—	$—
Liabilities:
Warrants	$—	$35,351,250	$—

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$292,054,158	$—	$—
Liabilities:
Warrants	$—	$18,817,500	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2020 and 2019.

NOTE 8. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Staff of the Securities and Exchange Commission issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The errors that caused the Company to conclude that its financial statements should be restated are the result of a misapplication of the guidance on accounting for its issued warrants, which came to light when the SEC issued the SEC Statement. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering on April 8, 2019. Based on ASC 815-40, Contracts on an Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the Statement of Operations. Refer to Note 6 - Shareholders’ Equity for further detail on the Warrants.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate (i) the Company’s previously issued audited financial statements as of December 31, 2020 and December 31, 2019, as previously reported in its Form 10-K and (ii) quarterly unaudited financial statements for the quarterly periods ended June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

In addition, management has identified errors made in the historical financial statements related to its shareholders’ equity where, on the date of issuance of the units, Replay improperly allocated the net proceeds among the ordinary shares subject to possible redemption and public warrants. Additionally, due to the redemption features tied to the ordinary shares subject to possible redemption, such shares will be redeemed or become redeemable. As a result, Replay should have remeasured the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as of the end of the first reporting period after the IPO (June 30, 2019) were the redemption date. Management also noted a reclassifications error related to temporary equity and permanent equity.

The following presents the restated financial statements as of December 31, 2020 and 2019, as well as the statements for the three month period ended March 30, 2020, the three and six month periods ended June 30, 2020 and 2019 and the three and nine month periods ended September 30, 2020 and 2019.

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior periods as previously reported to the restated amounts as of December 31, 2020 and 2019. The Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019 have been restated, for the restatement impact to net (loss) income and common stock subject to possible redemption. See the Statement of Operations reconciliation tables below for additional information on the restatement adjustments and impact to net (loss) income.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	December 31, 2020
	As Reported	Restatement Adjustments		As Restated
Assets:
Current assets:
Cash	$849,909	$—		$849,909
Prepaid expenses	10,833	—		10,833

Total current assets	860,742	—		860,742
Investments held in Trust Account	293,315,407	—		293,315,407

Total assets	294,176,149	—		294,176,149

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	916,939	—		916,939
Accrued expenses	779,411	—		779,411

Total current liabilities	1,696,350	—		1,696,350
Warrant liability	—	35,351,250	(a)	35,351,250
Deferred underwriting commissions	9,187,500	—		9,187,500

Total liabilities	10,883,850	35,351,250		46,235,100

Commitments and contingencies
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at December 31, 2020	278,292,290	9,207,710	(a)	287,500,000
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—		—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at December 31, 2020	811	(92	)(a)	719
Additional paid-in capital	1,906,570	(1,906,570	)(a)	—
Retained earnings / (Accumulated deficit)	3,092,628	(42,652,298	)(a)	(39,559,670)

Total shareholders’ equity	5,000,009	(44,558,960)		(39,558,951)

Total Liabilities and Shareholders’ Equity	$294,176,149	$—		$294,176,149

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	December 31, 2019
	As Reported	Restatement Adjustments		As Restated
Assets:
Current assets:
Cash	$1,589,795	$—		$1,589,795
Prepaid expenses	62,738	—		62,738

Total current assets	1,652,533	—		1,652,533
Investments held in Trust Account	292,054,158	—		292,054,158

Total assets	293,706,691	—		293,706,691

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	86,595	—		86,595
Accrued expenses	8,860	—		8,860

Total current liabilities	95,455	—		95,455
Warrant liability	—	18,817,500	(a)	18,817,500
Deferred underwriting commissions	9,187,500	—		9,187,500

Total liabilities	9,282,955	18,817,500		28,100,455

Commitments and contingencies
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at December 31, 2019	279,423,730	8,076,270	(a)	287,500,000
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—		—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 and shares subject to possible redemption) at December 31, 2019	800	(81	)(a)	719
Additional paid-in capital	775,141	(775,141	)(a)	—
Retained earnings / (Accumulated deficit)	4,224,065	(26,118,548	)(a)	(21,894,483)

Total shareholders’ equity	5,000,006	(26,893,770)		(21,893,764)

Total Liabilities and Shareholders’ Equity	$293,706,691	$—		$293,706,691

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	For the year ended December 31, 2020
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$2,392,686	$—		$2,392,686

Loss from operations	(2,392,686)	—		(2,392,686)
Loss on revaluation of warrant liability	—	(16,533,750	)(a)	(16,533,750)
Gain on marketable securities, dividends and interest held in Trust Account	1,261,249	—		1,261,249

Net loss	$(1,131,437)	$(16,533,750)		$(17,665,187)

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income (loss) per share, Public Shares	$0.04	$(0.52	)(a)	$(0.48)

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.33)	$(0.20	)(a)	$(0.53)

	For the year ended December 31, 2019
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$327,399	$—		$327,399

Loss from operations	(327,399)	—		(327,399)
Issuance costs allocated to Public Warrants	—	(648,239	)(a)	(648,239)
Gain on revaluation of warrant liability	—	520,000	(a)	520,000
Gain on marketable securities, dividends and interest held in Trust Account	4,554,158	—		4,554,158

Net income	$4,226,759	$(128,239)		$4,098,520

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income per share, Public Shares	$0.16	$0.17	(a)	$0.33

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.05)	$(0.71	)(a)	$(0.76)

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	For the year ended December 31, 2020
	As Reported	Restatement Adjustments		As Restated
Cash Flows from Operating Activities:
Net loss	$(1,131,437)	$(16,533,750	)(a)	$(17,665,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(1,261,249)	—		(1,261,249)
Loss on revaluation of warrant liability	—	16,533,750	(a)	16,533,750
Changes in operating assets and liabilities:
Prepaid expenses	51,905	—		51,905
Accounts payable	830,344	—		830,344
Accrued expenses	770,551	—		770,551

Net cash used in operating activities	(739,886)	—		(739,886)

Net change in cash	(739,886)	—		(739,886)
Cash - beginning of year	1,589,795	—		1,589,795

Cash - end of year	$849,909	$—		$849,909

Supplemental disclosure of noncash activities:
Change in value of ordinary share subject to possible redemption	$(1,131,440)	$1,131,440	(a)	$—

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	For the year ended December 31, 2019
	As Reported	Restatement Adjustments		As Restated
Cash Flows from Operating Activities:
Net income	$4,226,759	$(128,239	)(a)	$4,098,520
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(4,554,158)	—		(4,554,158)
Gain on revaluation of warrant liability	—	(520,000	)(a)	(520,000)
Changes in operating assets and liabilities:
Prepaid expenses	(62,738)	—		(62,738)
Accounts payable	83,995	—		83,995
Accrued expenses	6,166	—		6,166

Net cash used in operating activities	(299,976)	(648,239)		(948,215)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(287,500,000)	—		(287,500,000)

Net cash used in investing activities	(287,500,000)	—		(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	250,000	—		250,000
Repayment of note payable and advances from related party	(250,000)	—		(250,000)
Proceeds received from initial public offering	287,500,000	—		287,500,000
Proceeds from private placement	7,750,000	—		7,750,000
Offering costs paid	(5,885,229)	648,239	(a)	(5,236,990)

Net cash provided by financing activities	289,364,771	648,239		290,013,010

Net change in cash	1,564,795	—		1,564,795
Cash - beginning of year	25,000	—		25,000

Cash - end of year	$1,589,795	$—		$1,589,795

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$2,600	$—		$2,600
Value of ordinary share subject to possible redemption	$279,423,730	$(252,634,140	)(a)	$26,789,590
Deferred underwriting commissions	$—	$9,187,500	(a)	$9,187,500

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following presents a reconciliation of the unaudited Balance Sheets from the balances previously reported to the restated balances as of March 31, 2020, June 30,2020, September 30, 2020, June 30, 2019 and September 30, 2019.

	March 31, 2020
	As Reported	Restatement Adjustments		As Restated
Assets:
Current assets:
Cash	$1,492,046	$—		$1,492,046
Prepaid expenses	109,585	—		109,585

Total current assets	1,601,631	—		1,601,631
Investments held in Trust Account	293,182,905	—		293,182,905

Total assets	294,784,536	—		294,784,536

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	161,682	—		161,682
Accrued expenses	50,000	—		50,000

Total current liabilities	211,682	—		211,682
Warrant liability	—	13,053,750	(a)	13,053,750
Deferred underwriting commissions	9,187,500	—		9,187,500

Total liabilities	9,399,182	13,053,750		22,452,932

Commitments and contingencies
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at March 31, 2020	280,385,350	7,114,650	(a)	287,500,000
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—		—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at March 31, 2020	790	(71	)(a)	719
Retained earnings / (Accumulated deficit)	4,999,214	(20,168,329	)(a)	(15,169,115)

Total shareholders’ equity	5,000,004	(20,168,400)		(15,168,396)

Total Liabilities and Shareholders’ Equity	$294,784,536	$—		$294,784,536

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	June 30, 2020
	As Reported	Restatement Adjustments		As Restated
Assets:
Current assets:
Cash	$1,261,642	$—		$1,261,642
Prepaid expenses	83,333	—		83,333

Total current assets	1,344,975	—		1,344,975
Investments held in Trust Account	293,168,737	—		293,168,737

Total assets	294,513,712	—		294,513,712

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	26,078	—		26,078
Accrued expenses	25,000	—		25,000

Total current liabilities	51,078	—		51,078
Warrant liability	—	19,990,000	(a)	19,990,000
Deferred underwriting commissions	9,187,500	—		9,187,500

Total liabilities	9,238,578	19,990,000		29,228,578

Commitments and contingencies
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at June 30, 2020	280,275,130	7,224,870	(a)	287,500,000
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—		—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at June 30, 2020	791	(72	)(a)	719
Retained earnings / (Accumulated deficit)	4,999,213	(27,214,798	)(a)	(22,215,585)

Total shareholders’ equity	5,000,004	(27,214,870)		(22,214,866)

Total Liabilities and Shareholders’ Equity	$294,513,712	$—		$294,513,712

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	September 30, 2020
	As Reported	Restatement Adjustments		As Restated
Assets:
Current assets:
Cash	$974,317	$—		$974,317
Prepaid expenses	47,084	—		47,084

Total current assets	1,021,401	—		1,021,401
Investments held in Trust Account	293,255,540	—		293,255,540

Total assets	294,276,941	—		294,276,941

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	371,225	—		371,225
Accrued expenses	414,571	—		414,571

Total current liabilities	785,796	—		785,796
Warrant liability	—	21,096,250	(a)	21,096,250
Deferred underwriting commissions	9,187,500	—		9,187,500

Total liabilities	9,973,296	21,096,250		31,069,546

Commitments and contingencies
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at September 30, 2020	279,303,640	8,196,360	(a)	287,500,000
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—		—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at September 30, 2020	801	(82	)(a)	719
Additional paid-in capital	895,230	(895,230	)(a)	—
Retained earnings / (Accumulated deficit)	4,103,974	(28,397,298	)(a)	(24,293,324)

Total shareholders’ equity	5,000,005	(29,292,610)		(24,292,605)

Total Liabilities and Shareholders’ Equity	$294,276,941	$—		$294,276,941

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	June 30, 2019
	As Reported	Restatement Adjustments		As Restated
Assets:
Current assets:
Cash	$1,784,487	$—		$1,784,487
Prepaid expenses	138,629	—		138,629

Total current assets	1,923,116	—		1,923,116
Investments held in Trust Account	289,260,594	—		289,260,594

Total assets	291,183,710	—		291,183,710

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	2,600	—		2,600
Accrued expenses	170,269	—		170,269

Total current liabilities	172,869	—		172,869
Warrant liability	—	15,720,000	(a)	15,720,000
Deferred underwriting commissions	9,187,500	—		9,187,500

Total liabilities	9,360,369	15,720,000		25,080,369

Commitments and contingencies
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at June 30, 2019	276,823,340	10,676,660	(a)	287,500,000
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—		—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at June 30, 2019	826	(107	)(a)	719
Additional paid-in capital	3,375,505	(3,375,505	)(a)	—
Retained earnings / (Accumulated deficit)	1,623,670	(23,021,048	)(a)	(21,397,378)

Total shareholders’ equity	5,000,001	(26,396,660)		(21,396,659)

Total Liabilities and Shareholders’ Equity	$291,183,710	$—		$291,183,710

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	September 30, 2019
	As Reported	Restatement Adjustments		As Restated
Assets:
Current assets:
Cash	$1,618,729	$—		$1,618,729
Prepaid expenses	101,988	—		101,988

Total current assets	1,720,717	—		1,720,717
Investments held in Trust Account	290,822,448	—		290,822,448

Total assets	292,543,165	—		292,543,165

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	82,220	—		82,220
Accrued expenses	—	—		—

Total current liabilities	82,220	—		82,220
Warrant liability	—	16,671,250	(a)	16,671,250
Deferred underwriting commissions	9,187,500	—		9,187,500

Total liabilities	9,269,720	16,671,250		25,940,970

Commitments and contingencies
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at September 30, 2019	278,273,440	9,226,560	(a)	287,500,000
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—		—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at September 30, 2019	811	(92	)(a)	719
Additional paid-in capital	1,925,420	(1,925,420	)(a)	—
Retained earnings / (Accumulated deficit)	3,073,774	(23,972,298	)(a)	(20,898,524)

Total shareholders’ equity	5,000,005	(25,897,810)		(20,897,805)

Total Liabilities and Shareholders’ Equity	$292,543,165	$—		$292,543,165

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following presents a reconciliation of the unaudited Statements of Operations from the amounts previously reported to the restated amounts for the three month period ended March 31, 2020, the three and six month periods ended June 30, 2020, the three and nine month periods ended September 30, 2020, the three and six month periods ended June 30, 2019 and the three and nine month periods ended September 30, 2019.

	For the three months ended March 31, 2020
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$167,129	$—		$167,129

Loss from operations	(167,129)	—		(167,129)
Issuance costs allocated to Public Warrants	—	—		—
Gain on revaluation of warrant liability	—	5,763,750	(a)	5,763,750
Gain on marketable securities, dividends and interest held in Trust Account	1,128,747	—		1,128,747

Net income	$961,618	$5,763,750		$6,725,368

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income per share, Public Shares	$0.04	$0.15	(a)	$0.19

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net (loss) income per share, Founder Shares	$(0.02)	$0.18	(a)	$0.16

	For the three months ended June 30, 2020
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$96,052	$—		$96,052

Loss from operations	(96,052)	—		(96,052)
Loss on revaluation of warrant liability	—	(6,936,250	)(a)	(6,936,250)
Loss on marketable securities, dividends and interest held in Trust Account	(14,168)	—		(14,168)

Net loss	$(110,220)	$(6,936,250)		$(7,046,470)

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net loss per share, Public Shares	$—	$(0.20	)(a)	$(0.20)

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.01)	$(0.19	)(a)	$(0.20)

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	For the three months ended September 30, 2020
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$1,058,292	$—		$1,058,292

Loss from operations	(1,058,292)	—		(1,058,292)
Loss on revaluation of warrant liability	—	(1,106,250	)(a)	(1,106,250)
Gain on marketable securities, dividends and interest held in Trust Account	86,803	—		86,803

Net loss	$(971,489)	$(1,106,250)		$(2,077,739)

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net loss per share, Public Shares	$—	$(0.06	)(a)	$(0.06)

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.15)	$(0.09	)(a)	$(0.06)

	For the six months ended June 30, 2020
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$263,181	$—		$263,181

Loss from operations	(263,181)	—		(263,181)
Loss on revaluation of warrant liability	—	(1,172,500	)(a)	(1,172,500)
Gain on marketable securities, dividends and interest held in Trust Account	1,114,579	—		1,114,579

Net income (loss)	$851,398	$(1,172,500)		$(321,102)

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income (loss) per share, Public Shares	$0.04	$(0.04	)(a)	$0.00

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.04)	$—	(a)	$(0.04)

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	For the nine months ended September 30, 2020
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$1,321,473	$—		$1,321,473

Loss from operations	(1,321,473)	—		(1,321,473)
Loss on revaluation of warrant liability	—	(2,278,750	)(a)	(2,278,750)
Gain on marketable securities, dividends and interest held in Trust Account	1,201,382	—		1,201,382

Net loss	$(120,091)	$(2,278,750)		$(2,398,841)

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income (loss) per share, Public Shares	$0.04	$(0.10	)(a)	$(0.06)

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.18)	$0.08	(a)	$(0.10)

	For the three months ended June 30, 2019
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$120,491	$—		$120,491

Loss from operations	(120,491)	—		(120,491)
Issuance costs allocated to Public Warrants	—	(648,239	)(a)	(648,239)
Gain on revaluation of warrant liability	—	3,617,500	(a)	3,617,500
Gain on marketable securities, dividends and interest held in Trust Account	1,760,594	—		1,760,594

Net income	$1,640,103	$2,969,261		$4,609,364

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income per share, Public Shares	$0.06	$0.27	(a)	$0.33

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss) per share, Founder Shares	$(0.02)	$(0.65	)(a)	$(0.67)

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	For the three months ended September 30, 2019
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$111,750	$—		$111,750

Loss from operations	(111,750)	—		(111,750)
Loss on revaluation of warrant liability	—	(951,250	)(a)	(951,250)
Gain on marketable securities, dividends and interest held in Trust Account	1,561,854	—		1,561,854

Net income (loss)	$1,450,104	$(951,250)		$498,854

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income (loss) per share, Public Shares	$0.05	$(0.03	)(a)	$0.02

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.02)	$(0.01	)(a)	$(0.03)

	For the six months ended June 30, 2019
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$134,230	$—		$134,230

Loss from operations	(134,230)	—		(134,230)
Issuance costs allocated to Public Warrants	—	(648,239	)(a)	(648,239)
Gain on revaluation of warrant liability	—	3,617,500	(a)	3,617,500
Gain on marketable securities, dividends and interest held in Trust Account	1,760,594	—		1,760,594

Net income	$1,626,364	$2,969,261		$4,595,625

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income per share, Public Shares	$0.06	$0.27	(a)	$0.33

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.02)	$(0.65	)(a)	$(0.67)

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	For the nine months ended September 30, 2019
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$245,980	$—		$245,980

Loss from operations	(245,980)	—		(245,980)
Issuance costs allocated to Public Warrants	—	(648,239	)(a)	(648,239)
Gain on revaluation of warrant liability	—	2,666,250	(a)	2,666,250
Gain on marketable securities, dividends and interest held in Trust Account	3,322,448	—		3,322,448

Net income	$3,076,468	$2,018,011		$5,094,479

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income per share, Public Shares	$0.12	$0.23	(a)	$0.35

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.03)	$(0.67	)(a)	$(0.70)

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following tables contain the restatement of previously reported unaudited Statements of Cash Flows for the three month period ended March 31, 2020, the three and six month periods ended June 30, 2020, the three and nine month periods ended September 30, 2020, the three and six month periods ended June 30, 2019 and the three and nine month periods ended September 30, 2019.

	For the three months ended March 31, 2020
	As Reported	Restatement Adjustments		As Restated
Cash Flows from Operating Activities:
Net income	$961,618	$5,763,750	(a)	$6,725,368
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(1,128,747)	—		(1,128,747)
Gain on revaluation of warrant liability	—	(5,763,750	)(a)	(5,763,750)
Changes in operating assets and liabilities:
Prepaid expenses	16,903	—		16,903
Accounts payable	11,337	—		11,337
Accrued expenses	41,140	—		41,140

Net cash used in operating activities	(97,749)	—		(97,749)

Net change in cash	(97,749)	—		(97,749)
Cash - beginning of period	1,589,795	—		1,589,795

Cash - end of period	$1,492,046	$—		$1,492,046

Supplemental disclosure of noncash activities:
Prepaid expenses included in accounts payable	$63,750	$—		$63,750
Remeasurement of ordinary shares subject to possible redemption	$961,620	$(961,620	)(a)	$—

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	For the six months ended June 30, 2020
	As Reported	Restatement Adjustments		As Restated
Cash Flows from Operating Activities:
Net income (loss)	$851,398	$(1,172,500	)(a)	$(321,102)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(1,114,579)	—		(1,114,579)
Loss on revaluation of warrant liability	—	1,172,500	(a)	1,172,500
Changes in operating assets and liabilities:
Prepaid expenses	(20,595)	—		(20,595)
Accounts payable	(60,517)	—		(60,517)
Accrued expenses	16,140	—		16,140

Net cash used in operating activities	(328,153)	—		(328,153)

Net change in cash	(328,153)	—		(328,153)
Cash - beginning of period	1,589,795	—		1,589,795

Cash - end of period	$1,261,642	$—		$1,261,642

Supplemental disclosure of noncash activities:
Remeasurement of ordinary shares subject to possible redemption	$851,400	$(851,400	)(a)	$—

	For the nine months ended September 30, 2020
	As Reported	Restatement Adjustments		As Restated
Cash Flows from Operating Activities:
Net loss	$(120,091)	$(2,278,750	)(a)	$(2,398,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(1,201,382)	—		(1,201,382)
Loss on revaluation of warrant liability	—	2,278,750	(a)	2,278,750
Changes in operating assets and liabilities:
Prepaid expenses	15,654	—		15,654
Accounts payable	284,630	—		284,630
Accrued expenses	405,711	—		405,711

Net cash used in operating activities	(615,478)	—		(615,478)

Net change in cash	(615,478)	—		(615,478)
Cash - beginning of period	1,589,795	—		1,589,795

Cash - end of period	$974,317	$—		$974,317

Supplemental disclosure of noncash activities:
Remeasurement of ordinary shares subject to possible redemption	$(120,090)	$120,090	(a)	$—

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	For the six months ended June 30, 2019
	As Reported	Restatement Adjustments		As Restated
Cash Flows from Operating Activities:
Net income	$1,626,364	$2,969,261	(a)	$4,595,625
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party	2,206	—		2,206
Gain on marketable securities, dividends and interest held in Trust Account	(1,760,594)	—		(1,760,594)
Gain on revaluation of warrant liability	—	(3,617,500	)(a)	(3,617,500)
Changes in operating assets and liabilities:
Prepaid expenses	(138,629)	—		(138,629)
Accrued expenses	82,575	—		82,575

Net cash used in operating activities	(188,078)	(648,239)		(836,317)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(287,500,000)	—		(287,500,000)

Net cash used in investing activities	(287,500,000)	—		(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	250,000	—		250,000
Repayment of note payable and advances from related party	(252,206)	—		(252,206)
Proceeds received from initial public offering	287,500,000	—		287,500,000
Proceeds from private placement	7,750,000	—		7,750,000
Offering costs paid	(5,800,229)	648,239	(a)	(5,151,990)

Net cash provided by (used in) financing activities	289,447,565	648,239		290,095,804

Net change in cash	1,759,487	—		1,759,487
Cash - beginning of period	25,000	—		25,000

Cash - end of period	$1,784,487	$—		$1,784,487

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000	$—		$85,000
Offering costs included in accounts payable	$2,600	$—		$2,600
Remeasurement of ordinary shares subject to possible redemption	$276,823,340	$(250,033,750	)(a)	$26,789,590
Deferred underwriting commissions	$—	$9,187,500	(a)	$9,187,500

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	For the nine months ended September 30, 2019
	As Reported	Restatement Adjustments		As Restated
Cash Flows from Operating Activities:
Net income	$3,076,468	$2,018,011	(a)	$5,094,479
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party	2,206	—		2,206
Gain on marketable securities, dividends and interest held in Trust Account	(3,322,448)	—		(3,322,448)
Gain on revaluation of warrant liability	—	(2,666,250	)(a)	(2,666,250)
Changes in operating assets and liabilities:
Prepaid expenses	(101,988)	—		(101,988)
Accounts payable	79,620	—		79,620
Accrued expenses	(87,694)	—		(87,694)

Net cash used in operating activities	(353,836)	(648,239)		(1,002,075)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(287,500,000)	—		(287,500,000)

Net cash used in investing activities	(287,500,000)	—		(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	250,000	—		250,000
Repayment of note payable and advances from related party	(252,206)	—		(252,206)
Proceeds received from initial public offering	287,500,000	—		287,500,000
Proceeds from private placement	7,750,000	—		7,750,000
Offering costs paid	(5,800,229)	648,239	(a)	(5,151,990)

Net cash provided by financing activities	289,447,565	648,239		290,095,804

Net change in cash	1,593,729	—		1,593,729
Cash - beginning of period	25,000	—		25,000

Cash - end of period	$1,618,729	$—		$1,618,729

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000	$—		$85,000
Offering costs included in accounts payable	$2,600	$—		$2,600
Remeasurement of ordinary shares subject to possible redemption	$278,273,440	$(251,483,850	)(a)	$26,789,590
Deferred underwriting commissions	$—	$9,187,500	(a)	$9,187,500

(a)

The Restatement Adjustments reflect the entries to record the initial liability for the Public and Private Warrants issued as part of Replay’s initial public offering and private placement, respectively, and to account for the adjustment to fair value of this liability at the end of each period presented. The initial fair value of the Public and Private Warrants of $19.3 million was recorded in April 2019 as a warrant liability with an offset to additional paid-in capital. In addition, the initial adjusting entry was also to expense approximately $648 thousand of costs directly associated with the issuance of the Public Warrants. The proceeds received from the sale of private warrants in excess of their fair value of $775 thousand was recognized as additional paid-in capital. For each subsequent quarter end, starting with June 30, 2019, the liability was revalued and the change in fair value reflected in “Gain/loss on revaluation of warrant liability” in the Statement of Operations. The Restatement Adjustment also reflect the impact of the remeasurement as of June 30, 2019 of the redeemable shares classified in temporary equity to align with the expected redemption amount of $287.5 million, the impact of the remeasurement of approximately $26.8 million was recognized as increase to the temporary equity balance with the offset to additional paid in capital and accumulated deficit. Additionally, the redemption amount was increased by the gains on marketable securities, dividends and interest held in the trust account, which is also subject to redemption by the ordinary shareholders. Lastly, the earning per share for both the Public and Founder shares was adjusted to account for the measurement adjustment to the temporary equity in accordance with the two classes of shares method and the guidance in ASC 480-10-S99-3A.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 9.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events and transactions that occurred after December 31, 2020, the balance sheet date, up to the date that the audited financial statements were available to be issued. As a result, the following transactions were identified as subsequent events as of May 17, 2021.

On October 12, 2020, the Company, FoA, New Pubco, Replay Merger Sub, Blocker Merger Sub, Blocker, Blocker GP, the Sellers and BTO Urban and Family Holdings, solely in their joint capacity as the Seller Representative, entered into the Transaction Agreement, pursuant to which the Company agreed to combine with FoA in the Proposed Business Combination that will result in New Pubco becoming a publicly-traded company on the NYSE and controlling FoA in an “UP-C” structure.

The Proposed Business Combination encompasses a series of transactions to effect an “UP-C” structure, pursuant to which, among other things: (i) the Company will change its jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as Finance of America Companies, Inc. a limited liability company formed under the laws of the State of Delaware (the “Domestication”).

On April 1, the Company consummated the Proposed Business Combination with New Pubco resulting in the Domestication, whereby the Company became a wholly owned consolidated subsidiary of New Pubco. The Business Combination will be accounted for using the acquisition method with New Pubco as the accounting acquirer. Under the acquisition method of accounting, the Company’s assets and liabilities will be recorded at carrying value and the assets and liabilities associated with FoA will be recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of FoA’s net assets acquired, if applicable, was recognized as goodwill. For accounting purposes, the acquirer is the entity that has obtained control of another entity and, thus, consummated a business combination. The determination of whether control has been obtained begins with the evaluation of whether control should be evaluated based on the variable interest or voting interest model pursuant to ASC Topic 810, Consolidation (“ASC 810”). If the acquiree is a variable interest entity, the primary beneficiary would be the accounting acquirer. FoA meets the definition of a variable interest entity and the New Pubco was determined to be the primary beneficiary.

Additional disclosures required by ASC 805, Business Combinations, with respect to the acquisition have been omitted because the information needed for the disclosures is not currently available due to the close proximity of closing of this transaction with the date these financial statements are being issued.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Finance of America Companies Inc.

Dated: May 17, 2021	By:	/s/ Johan Gericke
Johan Gericke
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)