Form 10-Q
period 2021-03-31
Finance of America Companies Inc.
filed 2021-05-17
CIK 1828937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-40308

FINANCE OF AMERICA COMPANIES INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3474065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Lake Carolyn Parkway, Suite 1550, Irving, Texas	75039
(Address of Principal Executive Offices)	(Zip Code)

(972) 865-8114

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FOA	The New York Stock Exchange
Warrants to purchase shares of Class A Common Stock	FOA.WS	The New York Stock Exchange

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

As of May 14, 2021, 59,881,714 of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding.

Finance of America Companies Inc.

Form 10-Q

Explanatory Note

As previously disclosed, on April 1, 2021, Finance of America Equity Capital LLC (“FoA”) and Replay Acquisition Corp. (“Replay”), a publicly traded special purpose acquisition company (“SPAC”), completed their previously announced business combination whereby Replay combined with FoA in a series of transactions (collectively, the “Business Combination”) that resulted in Finance of America Companies Inc. (“New Pubco”) becoming a publicly-traded company on the New York Stock Exchange. As a result of the Business Combination and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended, New Pubco became the successor registrant to Replay.

Unless stated otherwise, this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 contains information, including the financial statements, about Replay before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Report refer to Replay before the consummation of the Business Combination and to Finance of America Companies Inc. after the Business Combination, unless the context suggests otherwise.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The information set forth in this Part I. Item 1. Financial Statements relates to Replay and any references to “we”, “our” or the “Company” in this Part I. Item 1. Financial Statements means Replay.

REPLAY ACQUISITION CORP.

BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$482,585	$849,909
Prepaid expenses	70,849	10,833

Total current assets	553,434	860,742
Investments held in Trust Account	293,322,399	293,315,407

Total assets	$293,875,833	$294,176,149

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$9,920,729	$916,939
Accrued expenses	607,100	779,411

Total current liabilities	10,527,829	1,696,350
Warrant liability	25,408,750	35,351,250
Deferred underwriting commissions	9,187,500	9,187,500

Total liabilities	45,124,079	46,235,100

Commitments and contingencies (Note 5)
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020	287,500,000	287,500,000
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at March 31, 2021 and December 31, 2020	719	719
Accumulated deficit	(38,748,965)	(39,559,670)

Total shareholders’ equity	(38,748,246)	(39,558,951)

Total Liabilities and Shareholders’ Equity	$293,875,833	$294,176,149

The accompanying notes are an integral part of these unaudited financial statements.

REPLAY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2021	2020
General and administrative expenses	$9,138,787	$167,129

Loss from operations	(9,138,787)	(167,129)
Gain on revaluation of warrant liability	9,942,500	5,763,750
Gain on marketable securities, dividends and interest held in Trust Account	6,992	1,128,747

Net income	$810,705	$6,725,368

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	28,750,000

Basic and diluted net income per share, Public Shares	$0.02	$0.19

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	7,187,500

Basic and diluted net income per share, Founder Shares	$0.02	$0.16

The accompanying notes are an integral part of these unaudited financial statements.

REPLAY ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the three months ended March 31, 2021
	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amounts
Balance—December 31, 2020	7,187,500	$719	$—	$(39,559,670)	$(39,558,951)

Net income	—	—	—	810,705	810,705

Balance—March 31, 2021	7,187,500	719	—	(38,748,965)	(38,748,246)

	For the three months ended March 31, 2020
	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amounts
Balance—December 31, 2019	7,187,500	719	—	(21,894,483)	(21,893,764)

Net income	—	—	—	6,725,368	6,725,368

Balance—March 31, 2020	7,187,500	$719	$—	$(15,169,115)	$(15,168,396)

The accompanying notes are an integral part of these unaudited financial statements.

REPLAY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$810,705	$6,725,368
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(6,992)	(1,128,747)
Gain on revaluation of warrant liability	(9,942,500)	(5,763,750)
Changes in operating assets and liabilities:
Prepaid expenses	(60,016)	16,903
Accounts payable	9,003,790	11,337
Accrued expenses	(172,311)	41,140

Net cash used in operating activities	(367,324)	(97,749)

Net change in cash	(367,324)	(97,749)
Cash—beginning of period	849,909	1,589,795

Cash—end of period	$482,585	$1,492,046

Supplemental disclosure of noncash activities:
Prepaid expenses included in accounts payable	$—	$63,750

The accompanying notes are an integral part of these unaudited financial statements.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Replay Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on November 6, 2018. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular business, industry or geographical location for purposes of consummating a Business Combination, the Company intends to focus its search for a target in Argentina and/or Brazil focused on industries that the Company believes have favorable prospects and a high likelihood of generating strong risk-adjusted returns for its shareholders. These industries include, but are not limited to, the consumer, telecommunications and technology, energy, financial services and real estate sectors. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from November 6, 2018 (inception) through March 31, 2021 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

On August 15, 2019, the Company received a written notice (the “Notice”) from the staff of NYSE Regulation of the New York Stock Exchange (“NYSE”) indicating that the Company was not then in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires the Company to maintain a minimum of 300 public shareholders on a continuous basis.

Pursuant to the Notice, the Company was subject to the procedures set forth in Sections 801 and 802 of the Manual. The Company submitted a business plan that demonstrated how the Company expected to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice.

On October 24, 2019, the Company was notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee agreed to accept the Company’s business plan, and the Company was subject to quarterly monitoring for compliance with such plan. On November 5, 2020, the Company was notified by the staff of NYSE Regulation that the Company is a “company back in compliance” with Section 802.10B of the Manual.

The Company’s ordinary shares, warrants and Units, which trade under the symbols “RPLA,” “RPLA WS” and “RPLA.U,” respectively, will continue to be listed and traded on the NYSE and will no longer bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company will provide its holders (the “Public Shareholders”) of its ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or April 8, 2021, (the “Combination Period”) or (b) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their ordinary shares in conjunction with any such amendment.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but no more than 10 business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Proposed Business Combination

On October 12, 2020, the Company; Finance of America Equity Capital LLC, a Delaware limited liability company (“FoA”),; Finance of America Companies Inc., a Delaware corporation and wholly owned subsidiary of the Company (“New Pubco”); RPLY Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of New Pubco (“Replay Merger Sub”); RPLY BLKR Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of New Pubco (“Blocker Merger Sub”); Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., a Delaware limited partnership (“Blocker”); Blackstone Tactical Opportunities Associates – NQ L.L.C., a Delaware limited liability company; BTO Urban Holdings L.L.C., a Delaware limited liability company (“BTO Urban”), Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., a Delaware limited partnership (“ESC”), Libman Family Holdings LLC, a Connecticut limited liability company (“Family Holdings”), The Mortgage Opportunity Group LLC, a Connecticut limited liability company(“TMO”), L and TF, LLC, a North Carolina limited liability company (“L&TF”), UFG Management

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Holdings LLC, a Delaware limited liability company (“Management Holdings”), and Joe Cayre (each of BTO Urban, ESC, Family Holdings, TMO, L&TF, Management Holdings and Joe Cayre, a “Seller” and, collectively, the “Sellers”); and BTO Urban and Family Holdings, solely in their joint capacity as the representative of the Sellers pursuant to Section 12.18 of the Transaction Agreement (as defined below) (the “Seller Representative”), entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which the Company agreed to combine with FoA in a series of transactions (collectively, the “Proposed Business Combination”) that will result in New Pubco becoming a publicly-traded company on the New York Stock Exchange (“NYSE”) and controlling FoA in an “UP-C” structure. See Note 8.

Going Concern Consideration

As of March 31, 2021, the Company had approximately $480,000 outside of the Trust Account and working capital deficit of approximately $18.7 million.

Through March 31, 2021, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $250,000 in note payable to the Sponsor and approximately $2,000 of general and administrative expenses paid by a related party on behalf of the Company. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. The Company fully repaid the note and the advances to the Sponsor and the related party in May 2019.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 4). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company has no borrowings under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included on Form 10-K/A filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on May 17, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the “JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in the Trust Account consists entirely of U.S. government securities with an original maturity of 180 days or less.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the Balance Sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying Statements of Operations. The fair value for trading securities is determined using quoted market prices in active markets.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Warrant Liability

The Company accounts for warrants for the Company’s ordinary shares as liabilities at fair value on the Balance Sheets because the warrants do not meet the criteria for classification within equity. Offering costs were allocated to the Ordinary Shares and Public Warrants and the amounts allocated to the Public Warrants were expensed immediately. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Warrants. At that time, the portion of the warrant liability related to the Warrants will be reclassified to additional paid-in capital.

Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

As of March 31, 2021 and December 31, 2020, the recorded values of cash, prepaid expenses, accrued expenses and accounts payable approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs incurred in connection with preparation of the Initial Public Offering, of approximately $15.1 million, consisted principally of underwriter discounts of $14.4 million (including $9.2 million of which payment is deferred) and approximately $638,000 of professional, printing, filing, regulatory and other costs. These expenses, together with the underwriting discounts and commissions, were allocated to the ordinary shares and the public warrants. Amounts allocated to the ordinary shares were recognized as a reduction to the ordinary shares carrying value and the amounts allocated to the public warrants were expensed immediately.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 28,750,000 ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s Balance Sheets.

The ordinary shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to the Public Warrants, the initial carrying amount of the Ordinary Shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the Ordinary Shares subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO, June 30, 2019, was the redemption date.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per public share and income (loss) per founder share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the public and founder shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any Remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the company split the amount to be allocated using a ratio of 80% for the public shares and 20% for the founder shares, reflective of the respective participation rights.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three months ended March 31, 2021, basic and diluted net income per share of Public Shares, were calculated by dividing 80% of the total income allocable to all shares of approximately $800,000, by the weighted average number of 28,750,000 Public Shares outstanding for the period. For the three months ended March 31, 2021, basic and diluted net loss per share of Founder Shares were calculated by dividing 20% of the total income allocable to all shares of approximately $800,000, by the weighted average number of 7,187,500 Founder Shares outstanding for the period.

For the three months ended March 31, 2020, basic and diluted net income per share of Public Shares, were calculated by dividing 80% of the total income allocable to all shares of approximately $5.6 million, by the weighted average number of 28,750,000 Public Shares outstanding for the period. For the three months ended March 31, 2020, basic and diluted net income per share of Founder Shares were calculated by dividing 20% of the total income allocable to all shares of approximately $5.6 million, by the weighted average number of 7,187,500 Founder Shares outstanding for the period.

At March 31, 2021 and March 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income Taxes

FASB ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited financial statements. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Note 3—Initial Public Offering

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Each Unit consists of one ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares and Private Placement Warrants

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

Simultaneously with the closing of the Initial Public Offering on April 8, 2019, the Company sold 7,750,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7.75 million. Each Private Placement Warrant is exercisable for one ordinary share at a price of $11.50 per share. The Private Placement Warrants have been accounted for as liabilities, with an initial fair value of $6,975,000. The difference between the proceeds received and the fair value was recognized as a capital contribution in additional paid-in capital on the Statements of Changes in Shareholders’ Equity. A portion of the net proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Contemporaneously with the execution of the Transaction Agreement, the initial shareholders entered into an amendment and restatement of the existing Sponsor Agreement (as amended and restated, the “Sponsor Agreement”) with New Pubco, the Company and FoA, pursuant to which, among other things, (i) immediately prior to the Domestication (as defined below), all of the Private Placement Warrants owned by the Sponsor will be exchanged for ordinary shares and (ii) excluding the Founder Shares held by the Company’s independent directors (unless transferred to any other initial shareholder or permitted transferee thereof), 40% of the Founder Shares held by the Sponsor will be vested and wholly owned by the Sponsor as of the closing of the Proposed Business Combination and 60% of the Founder Shares held by the Sponsor will be subject to vesting and forfeiture in accordance with certain terms and conditions. See Note 8.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

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

Note 5—Commitments and Contingencies

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 6—Shareholders’ Equity

Ordinary Shares—The Company is currently authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. The Company sold 28,750,000 Units in the Initial Public Offering, and 7,187,500 ordinary shares to the Sponsors (Founders Shares). As a result, as of March 31, 2021 and December 31, 2020, there were 35,937,500 ordinary shares issued and outstanding, including 28,750,000 ordinary shares subject to possible redemption, respectively.

Preference Shares—The Company is authorized to issue 2,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business provided that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company record a derivative liability upon the issuance of the warrants. Accordingly, the Company classifed each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. The warrant liability is subject to re measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s Statements of Operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7—Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$293,322,399	$—	$—
Liabilities:
Warrants	$—	$25,408,750	$—

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$293,315,407	$—	$—
Liabilities:
Warrants	$—	$35,351,250	$—

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

Note 8—Subsequent Events

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events and transactions that occurred after March 31, 2021, the balance sheet date, up to the date that the financial statements were available to be issued. As a result, the following transactions were identified as subsequent events as of March 31, 2021.

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

The Proposed Business Combination encompasses a series of transactions to effect an “UP-C” structure, pursuant to which, among other things: (i) the Company will change its jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as Replay Acquisition LLC a limited liability company formed under the laws of the State of Delaware (the “Domestication”).

On April 1, the Company consummated the Proposed Business Combination with New Pubco resulting in the Domestication, whereby the Company became a wholly owned consolidated subsidiary of New Pubco. The Business Combination will be accounted for using the acquisition method with New Pubco as the accounting acquirer. Under the acquisition method of accounting, the Company’s assets and liabilities will be recorded at carrying value and the assets and liabilities associated with FoA will be recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of FoA’s net assets acquired, if applicable, will be recognized as goodwill. For accounting purposes, the acquirer is the entity that has obtained control of another entity and, thus, consummated a business combination. The determination of whether control has been obtained begins with the evaluation of whether control should be evaluated based on the variable interest or voting interest model pursuant to ASC Topic 810, Consolidation (“ASC 810”). If the acquiree is a variable interest entity, the primary beneficiary would be the accounting acquirer. FoA meets the definition of a variable interest entity and the New Pubco was determined to be the primary beneficiary.

Additional disclosures required by ASC 805, Business Combinations, with respect to the acquisition have been omitted because the information needed for the disclosures is not currently available due to the close proximity of closing of this transaction with the date these financial statements are being issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information set forth in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to Replay and any references to “we”, “our” or the “Company” in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, means Replay. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. As used in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we” and “our” shall mean Replay or Replay’s management, as the context may require, if relating to a statement made prior to the Business Combination and shall mean the Company (as successor registrant to Replay) or the Company’s management, as the context may require, if relating to a statement made after the consummation of the Business Combination. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A “Risk Factors”.

Overview

We are a former blank check company incorporated on November 6, 2018 under the name Replay Acquisition Corp. as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our Initial Public Offering on April 8, 2019 and completed the Business Combination (as defined below) subsequent to the period covered by this Report, on April 1, 2021.

Proposed Business Combination

On October 12, 2020, we entered into a Transaction Agreement (the “Transaction Agreement”) with Finance of America Equity Capital LLC, a Delaware limited liability company (“FoA”); Finance of America Companies Inc., a Delaware corporation and wholly owned subsidiary of the Company (“New Pubco”); RPLY Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of New Pubco (“Replay Merger Sub”); RPLY BLKR Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of New Pubco (“Blocker Merger Sub”); Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., a Delaware limited partnership (“Blocker”); Blackstone Tactical Opportunities Associates – NQ L.L.C., a Delaware limited liability company (“Blocker GP”); BTO Urban Holdings L.L.C., a Delaware limited liability company (“BTO Urban”), Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., a Delaware limited partnership (“ESC”), Libman Family Holdings LLC, a Connecticut limited liability company (“Family Holdings”), The Mortgage Opportunity Group LLC, a Connecticut limited liability company (“TMO”), L and TF, LLC, a North Carolina limited liability company (“L&TF”), UFG Management Holdings LLC, a Delaware limited liability company (“Management Holdings”), and Joe Cayre (each of BTO Urban, ESC, Family Holdings, TMO, L&TF, Management Holdings and Joe Cayre, a “Seller” and, collectively, the “Sellers”); and BTO Urban and Family Holdings, solely in their joint capacity as the representative of the Sellers pursuant to Section 12.18 of the Transaction Agreement (as defined below) (the “Seller Representative”), pursuant to which we agreed to combine with FoA in a series of transactions (collectively, the “Proposed Business Combination”) that will result in New Pubco becoming a publicly-traded company on the New York Stock Exchange (“NYSE”) and controlling FoA in an “UP-C” structure.

The Proposed Business Combination encompasses a series of transactions to effect an “UP-C” structure, pursuant to which, among other things: (i) we will change our jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a limited liability company formed under the laws of the State of Delaware (the “Domestication”), whereby (A) each of our ordinary shares outstanding immediately prior to the Domestication will be converted into a unit representing a limited liability company interest in the Company (each, a “Replay LLC Unit”) and (B) we will be governed by a limited liability company agreement; (ii) the Sellers and Blocker GP will sell to us limited liability company interests in FoA (“FoA Units”) in exchange for cash; (iii) Replay Merger Sub will merge with and into the Company (the “Replay Merger”), with the Company surviving the Replay Merger as a direct wholly owned subsidiary of New Pubco and each Replay LLC Unit outstanding immediately prior to the effectiveness of the Replay Merger being converted into the right to receive one share of New Pubco’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”); (iv) Blocker will be converted from a Delaware limited partnership to a Delaware limited liability company; (v) Blocker Merger Sub will merge with and into Blocker (the “Blocker Merger”), with Blocker surviving the Blocker Merger as a direct wholly owned subsidiary of New Pubco and each limited liability company interest of Blocker (each, a “Blocker Share”) outstanding immediately prior to the effectiveness of the Blocker Merger being converted into the right to receive a combination of shares of Class A Common Stock and cash; (vi) Blocker GP will contribute its remaining FoA Units to New Pubco in exchange for shares of Class A Common Stock, after which New Pubco will contribute such FoA Units to Blocker; and (vii) New Pubco will issue to the Sellers shares of New Pubco’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), which will have no economic rights but will entitle each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of FoA Units held by such holder on all matters on which stockholders of New Pubco are entitled to vote generally.

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

On November 4, 2020, the request for early termination of the waiting period under the HSR Act with respect to the Proposed Business Combination was granted by the Federal Trade Commission. On November 6, 2020, New Pubco filed a registration statement on Form S-4 (File No. 333-249897) with the SEC in connection with the Proposed Business Combination, which includes a preliminary proxy statement with respect to our special meeting of shareholders to approve the Proposed Business Combination, among other matters, that constitutes a preliminary prospectus of New Pubco with respect to the securities to be issued in the Proposed Business Combination. On March 25, 2021, Replay held an extraordinary general meeting in lieu of its 2021 annual meeting of shareholders, wherein Replay’s shareholders approved the Business Combination.

Concurrently with the execution of the Transaction Agreement, (i) the Company entered into subscription agreements with various investors, including an affiliate of our Sponsor, pursuant to which such investors agreed to purchase our ordinary shares (which ordinary shares will be converted into Replay LLC Units pursuant to the Domestication and then will be converted into the right to receive shares of Class A Common Stock pursuant to the Replay Merger) (each such subscription agreement, a “Replay PIPE Agreement”), and (ii) New Pubco entered into subscription agreements with certain funds affiliated with The Blackstone Group Inc. and Brian L. Libman and certain entities controlled by him (collectively, the “Principal Stockholders”, and together with the investors party to the Replay PIPE Agreements, the “PIPE Investors”) pursuant to which the Principal Stockholders agreed to purchase shares of Class A Common Stock (together with our ordinary shares being purchased pursuant to the Replay PIPE Agreements, the “PIPE Shares”). In the aggregate, the PIPE Investors have committed to purchase $250.0 million of PIPE Shares, at a purchase price of $10.00 per PIPE Share, including $10.0 million of PIPE Shares to be purchased by an affiliate of our Sponsor.

FoA is a vertically integrated, diversified lending platform that connects borrowers with investors. FoA offers a diverse set of high-quality consumer loan products and distributes that risk to investors for an up-front cash profit and typically some future performance-based participation. In addition to FoA’s profitable lending operations, it provides a variety of services to lenders through its Lender Services segment, which augments its lending profits with an attractive fee-oriented revenue stream.

Covid-19

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of coronavirus, or COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve. The impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an initial business combination, may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. Our ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn.

Results of Operations

Our entire activity since November 6, 2018 (inception) through April 8, 2019 was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income on investments held in the Trust Account after our Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had net income of approximately $0.8 million, which consisted of gain on marketable securities, dividends and interest held in the Trust Account of approximately $7,000, plus the gain on the revaluation of the Warrants liability of approximately $9.9 million and approximately $9.1 million in general and administrative expenses due to transaction related expenses.

For the three months ended March 31, 2020, we had net income of approximately $6.7 million, which consisted of gain on marketable securities, dividends and interest held in the Trust Account of approximately $1.1 million, plus the gain on the revaluation of the Warrants liability of approximately $5.8 million, offset by approximately $0.2 million in general and administrative expenses.

Going Concern Consideration

As of March 31, 2021, we had approximately $483,000 outside of the Trust Account and a working capital deficit of approximately $9.9 million.

Through March 31, 2021, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (defined below) to our Sponsor, $250,000 in loans from our Sponsor under an unsecured promissory note and approximately $2,000 in advances from a related party. Subsequent to the consummation of our Initial Public Offering, we received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. We fully repaid the note and the advances to our Sponsor and the related party in May 2019.

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

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, we had no borrowings under the Working Capital Loans.

Based on the foregoing, management believes we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Related Party Transactions

Founder Shares and Private Placement Warrants

In December 2018, our Sponsor purchased 7,187,500 ordinary shares, par value $0.0001 per share (“Founder Shares”), for an aggregate price of $25,000. In March 2019, our Sponsor transferred to our independent directors an aggregate of 90,000 Founder Shares at the same price originally paid for such shares. Our Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of our issued and outstanding shares after our Initial Public Offering. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with our Initial Public Offering; thus, the 937,500 Founder Shares were no longer subject to forfeiture.

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

Simultaneously with the closing of our Initial Public Offering on April 8, 2019, we sold 7,750,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7.75 million. Each Private Placement Warrant is exercisable for one ordinary share at a price of $11.50 per share. A portion of the net proceeds from the Private Placement was added to the proceeds from our Initial Public Offering held in the Trust Account. If we do not complete our initial Business Combination by April 8, 2021, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

Our Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of our initial Business Combination.

Contemporaneously with the execution of the Transaction Agreement, the initial shareholders entered into an amendment and restatement of the existing Sponsor Agreement (as amended and restated, the “Sponsor Agreement”) with New Pubco, the Company and FoA, pursuant to which, among other things, (i) immediately prior to the Domestication, all of the Private Placement Warrants owned by our Sponsor will be exchanged for ordinary shares and (ii) excluding the Founder Shares held by our independent directors (unless transferred to any other initial shareholder or permitted transferee thereof), 40% of the Founder Shares held by the Sponsor will be vested and wholly owned by the Sponsor as of the closing of the Proposed Business Combination and 60% of the Founder Shares held by the Sponsor will be subject to vesting and forfeiture in accordance with certain terms and conditions.

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

PIPE Agreements

Concurrently with the execution of the Transaction Agreement, the Company entered into the Replay PIPE Agreements with various investors, including an affiliate of the Sponsor, pursuant to which such investors agreed to purchase ordinary shares (which ordinary shares will be converted into Replay LLC Units pursuant to the Domestication and then will be converted into the right to receive shares of Class A Common Stock pursuant to the Replay Merger). In the aggregate, the PIPE Investors have committed to purchase $250.0 million of PIPE Shares, at a purchase price of $10.00 per PIPE Share, including $10.0 million of PIPE Shares to be purchased by an affiliate of the Sponsor.

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

Except on the 2,500,000 Affiliate Units sold in our Initial Public Offering, the underwriters were entitled to an underwriting discount of $0.20 per Unit, or $5.25 million in the aggregate, paid upon the closing of our Initial Public Offering. In addition, $0.35 per Unit, or approximately $9.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified our critical accounting policies in Note 2 - Summary of Significant Accounting Policies in the notes to financial statements of our Form 10-K/A filed with the SEC on May 17, 2021.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies in the notes to unaudited financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. As a result of the material weakness in Replay’s internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

As previously reported, Replay’s internal control over financial reporting did not result in the proper classification of certain of the warrants Replay issued in April 2019 which, due to its impact on Replay’s financial statements, we determined to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. We identified a material weakness in Replay’s controls over the accounting for temporary and permanent equity and complex financial instruments. The controls to evaluate the accounting for complex financial instruments, such as temporary and permanent equity and warrants issued by a SPAC, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in the failure to prevent a material error in the accounting for temporary and permanent equity warrants and the resulting restatement of Replay’s previously issued financial statements. In response to this material weakness, as the successor registrant to Replay, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of the internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of temporary and permanent equity and complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As used in this Part II. Item 1A. Risk Factors, “we” and “our” shall mean Replay or Replay’s management, as the context may require, if relating to a statement made prior to the Business Combination and shall mean New Pubco (as successor registrant to Replay) or the New Pubco’s management, as the context may require, if relating to a statement made after the consummation of the Business Combination. Any material weakness described herein with respect to an affected period means the material weakness of Replay.

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

As a result, included on our Balance Sheets as of March 31, 2021 and December 31, 2020 contained elsewhere in this Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period in which the Warrants are outstanding and that the amount of such gains or losses could be material.

We have identified a material weakness in Replay’s internal control over financial reporting, and, as a result, we have determined that Replay’s disclosure controls and procedures were not effective as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the Public Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the Public Statement, it was appropriate to restate Replay’s previously issued financial statements for the Affected Periods (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in Replay’s internal controls over financial reporting. In addition, management, along with our principal executive and financial officers, have concluded that Replay’s disclosure controls and procedures related to this matter were not effective as of March 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item  4. Mine Safety Disclosures

None.

Item 5. Other Information

The information set forth in this Part II. Item 5. Other Information relates to New Pubco and any references to “we”, “our” or “the Company” in this Part II. Item 5. Other Information, means New Pubco.

Compensation Arrangements of Certain Officers

As previously disclosed, in preparation for and in connection with the Business Combination, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company (the “Board”) engaged Frederic W. Cook & Co., Inc. (the “Consultant”) to provide executive compensation consulting services, to advise on executive and director compensation and to help align executive pay with market practices for executive pay decisions following the Business Combination. In May 2021, with the assistance of the Consultant, we conducted a review of the competitiveness of our executive compensation program. With the Consultant’s assistance, we compared total direct compensation (i.e., sum of base salary, short-term incentive compensation and the value of long-term incentives) against market data provided by the Consultant and used it as a reference point to provide a framework for fiscal 2021 executive compensation decisions.

On May 12, 2021, in order to meet our goal of generally setting total target direct compensation for our executive officers that is competitive with our peers, the Board, upon recommendation of the Compensation Committee, approved a base salary increase for certain of our named executive officers. In each case, the increase in base salary was informed by a review of market data, specifically, base salary levels for similar positions among the following peer companies:

Black-Knight	Lendingtree	PennyMac Financial
Chimera Investment	MGIC Investment	Radian Group
CoreLogic	Mr. Cooper Group	Redwood Trust
Flagstar Bancorp	NMI Holdings	SLM
Greensky	Ocwen	Walker & Dunlop

For 2021, information regarding base salary increases for our named executive officers is set forth below, in each case with an effective date of May 16, 2021.

Named Executive Officer and Position	2020 Base Salary	2021 Base Salary
Patricia L. Cook, Chief Executive Officer	$300,000	$910,000
Graham A. Fleming, President	$300,000	$850,000
Jeremy E. Prahm, Chief Investment Officer	$300,000	$850,000
Tai A. Thornock, Chief Accounting Officer	$257,500	$300,000

Further, in connection with the base salary adjustments and the adoption of the Company’s long-term incentive plan, the Board, upon recommendation of the Compensation Committee, adjusted the target annual cash incentive awards and added target long-term equity incentive awards, so that a larger portion of each executive officer’s aggregate compensation is in the form of long-term equity. Payouts under our annual cash incentive plan, a portion of which may be awarded in the form of restricted stock units, will be based on the performance of the Company and the executive against applicable performance goals, which include Adjusted EBITDA, Return on Equity and individual performance objectives.

Long-term equity will consist of annual grants of time-based restricted stock units that will generally vest in equal annual installments on the first three anniversaries of the grant date, subject to the executive’s continued employment through the applicable vesting date, which is intended to incentivize long-term performance and retain key executives. For 2021, the annual cash incentives and long-term equity targets for our named executive officers and Johan Gericke, our recently appointed Chief Financial Officer, with base salary increases is set forth below.

Named Executive Officer	2021 Base Salary	Annual Cash Incentive Target % of Base Salary	Annual Cash Incentive Target Payout	Long-Term Equity Target % of Base Salary	Long-Term Equity Target% of Base Salary
Patricia L. Cook	$910,000	262%	$2,380,000	408%	$3,710,000
Graham A. Fleming	$850,000	175%	$1,487,500	225%	$1,912,500
Jeremy E. Prahm	$850,000	175%	$1,487,500	225%	$1,912,500
Johan Gericke	$450,000	117%	$525,000	117%	$525,000
Anthony W. Villani	$350,000	100%	$350,000	100%	$350,000
Tai A. Thornock	$300,000	75%	$225,000	75%	$225,000

Item 6. Exhibits

Exhibit No.	Description

2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay; FoA; the Company; Replay Merger Sub; Blocker Merger Sub; Blocker; Blocker GP; the Sellers; and the Seller Representative (incorporated by Reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

2.2	Letter Agreement, dated April 1, 2021, by and among Seller Representative and Replay (incorporated by Reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

2.3	Letter Agreement, dated April 5, 2021, by and among Seller Representative and Replay (incorporated by Reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc. (incorporated by Reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

3.2	Amended and Restated Bylaws of Finance of America Companies Inc. (incorporated by Reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.1	Fourth Amendment to the Master Repurchase Agreement among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller, dated March 23, 2021 (incorporated by Reference to Exhibit 10.19.4 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.2	Fourth Amendment to the Master Repurchase Agreement among Nomura Corporate Funding Americas, LLC, as buyer, and Finance of America Commercial LLC, as seller, dated February 19, 2021 (incorporated by Reference to Exhibit 10.20.4 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.3	Fifth Amendment to the Master Repurchase Agreement among Nomura Corporate Funding Americas, LLC, as buyer, and Finance of America Commercial LLC, as seller, dated February 26, 2021 (incorporated by Reference to Exhibit 10.20.5 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

31.1*	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Johan Gericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certificate of Johan Gericke, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Calculation Linkbase

101.LAB***	XBRL Taxonomy Label Document

101.PRE***	XBRL Definition Linkbase Document

101.DEF***	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Certain agreements and other documents filed as exhibits to this Form 10-Q contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and other documents and that may not be reflected in such agreements and other documents. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements and other documents.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Finance of America Companies Inc.

Dated: May 17, 2021	By:	/s/ Johan Gericke
Johan Gericke Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)