Form 10-Q/A
period 2020-06-30
Finance of America Companies Inc.
filed 2021-05-28
CIK 1828937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, 35,937,500 ordinary shares, par value $0.0001 per share, of Replay Acquisition Corp. (the predecessor registrant to Finance of America Companies Inc.) were issued and outstanding.

EXPLANATORY NOTE

As previously disclosed, on April 1, 2021, Finance of America Equity Capital LLC (“FoA”) and Replay Acquisition Corp. (“Replay”), a publicly traded special purpose acquisition company (“SPAC”), completed their previously announced business combination whereby Replay combined with FoA in a series of transactions (collectively, the “Business Combination”) that resulted in Finance of America Companies Inc. (the “Company”) becoming a publicly-traded company on the New York Stock Exchange. As a result of the Business Combination and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended, the Company became the successor issuer to Replay, and the Company is filing this Amendment No. 1 (this “Amendment”) to Replay’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2020 (the “Original Filing” and, as amended by this Amendment, this “Report”), to restate Replay’s financial statements and related footnote disclosures for the quarter ended June 30, 2020. The Company separately amended Replay’s Annual Report on Form 10-K/A for the year ended December 31, 2020 on May 17, 2021, wherein it restated Replay’s financial statements and related footnote disclosures for the years ended December 31, 2020 and 2019, and the interim periods ended June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 (collectively, the “Affected Periods”).

Background of Restatement

Following the Business Combination, on April 12, 2021, the SEC released a public statement (the “Public Statement”) informing market participants that warrants issued by SPACs may require classification as liabilities rather than equity, with changes in the fair value of the warrants reported in earnings each period, due to certain common provisions in SPAC warrant agreements providing for cash settlement in certain circumstances. Prior to the Business Combination, Replay classified the outstanding warrants as equity. For a full description of Replay’s warrants, please refer to Replay’s final prospectus, dated April 3, 2019, filed with the SEC in connection with its initial public offering.

On May 5, 2021, management of the Company and the Audit Committee of the Board of Directors of the Company determined that Replay’s audited financial statements for the Affected Periods should no longer be relied upon due to guidance in the SEC’s Public Statement indicating that Replay’s warrants should have been classified as liabilities on Replay’s Balance Sheets rather than equity.

Following consideration of the guidance in the SEC’s Public Statement, the Company concluded the warrants did not meet the conditions to be classified as equity and instead the warrant agreement governing Replay’s warrants includes a tender offer and make-whole provision that would require both the public warrants and private placement warrants issued in connection with Replay’s initial public offering to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, and following such guidance, the warrants should have been classified as equity in the previously issued financial statements. In addition, management has identified errors made in the historical financial statements related to its shareholders’ equity where on the date of issuance of the units, Replay improperly allocated the net proceeds among the ordinary shares subject to possible redemption and public warrants. Additionally, the ordinary shares issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside Company control. Therefore, management concluded that Replay should have classified the redeemable shares in temporary equity and remeasured these to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Replay initial public offering. Management has also noted a reclassifications error related to temporary equity and permanent equity.

As all material restatement information will be included in this Report and in Replay’s amended Annual Report on Form 10-K/A for the year ended December 31, 2020 and Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2020 (such reports, together with this Report, the “Amended Reports”), we do not intend to amend Replay’s Annual Report on Form 10-K for the year ended December 31, 2019 or any of our previously filed Quarterly Reports on Form 10-Q for the periods ended June 30, 2019, September 30, 2019 or March 31, 2020. Accordingly, investors and others should rely only on the financial information and other disclosures regarding the periods described above in the Amended Reports and in future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Periods.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of Replay’s disclosure controls and procedures and internal control over financial reporting. As a result of that assessment and in light of the Public Statement, management has concluded that Replay’s disclosure controls and procedures and internal controls over financial reporting were not effective as of September 30, 2020, due to a material weakness in Replay’s internal control over financial reporting related to the accounting for equity instruments. For a discussion of management’s consideration of Replay’s disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Report.

Items Amended

Each of the following items are amended and restated in their entirety in this Report: (i) Part I, Item 1. Financial Statements; (ii) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) Part I, Item 4. Controls and Procedures. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our Principal Executive Officer and Principal Financial Officer. These certifications are filed or furnished, as applicable, in Part II, Item 6. as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended and/or restated information required to reflect the effects of the restatement of the financial statements, and applicable cross-references within this Report, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing. This Report continues to describe conditions as of the date of the Original Filing, and the disclosures herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events, including the closing of the Business Combination. Accordingly, forward looking statements included in this Report represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the Original Filing date.

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

•	costs related to the Business Combination;

•	changes in applicable laws or regulations;

•	the effect of the COVID-19 pandemic on the Company’s business;

•	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;

•	the inability to maintain the listing of the Company’s shares of Class A Common Stock on the NYSE; and

•	other risks and uncertainties set forth in the section entitled “Risk Factors” in this Report and in the Company’s Report on Form 8-K/A, originally filed with the SEC on May 17, 2021.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

REPLAY ACQUISITION CORP.

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
	As Restated	As Restated
Assets:
Current assets:
Cash	$1,261,642	$1,589,795
Prepaid expenses	83,333	62,738

Total current assets	1,344,975	1,652,533
Investments held in Trust Account	293,168,737	292,054,158

Total assets	$294,513,712	$293,706,691

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$26,078	$86,595
Accrued expenses	25,000	8,860

Total current liabilities	51,078	95,455
Warrant liability	19,990,000	18,817,500
Deferred underwriting commissions	9,187,500	9,187,500

Total liabilities	29,228,578	28,100,455

Commitments and contingencies (Note 5)
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at June 30, 2020 and December 31, 2019	287,500,000	287,500,000
Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at June 30, 2020 and December 31, 2019	719	719
Additional paid-in capital	—	—
Accumulated deficit	(22,215,585)	(21,894,483)

Total shareholders’ equity	(22,214,866)	(21,893,764)

Total Liabilities and Shareholders’ Equity	$294,513,712	$293,706,691

The accompanying notes are an integral part of these unaudited financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	As Restated	As Restated	As Restated	As Restated
General and administrative expenses	$96,052	$120,491	$263,181	$134,230

Loss from operations	(96,052)	(120,491)	(263,181)	(134,230)
Issuance costs allocated to the public warrants	—	(648,239)	—	(648,239)
(Loss) gain on revaluation of warrant liability	(6,936,250)	3,617,500	(1,172,500)	3,617,500
(Loss) gain on marketable securities, dividends and interest held in Trust Account	(14,168)	1,760,594	1,114,579	1,760,594

Net (loss) income	$(7,046,470)	$4,609,364	$(321,102)	$4,595,625

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	28,750,000	28,750,000	28,750,000

Basic and diluted net (loss) income per share, Public Shares	$(0.20)	$0.33	$—	$0.33

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	7,187,500	7,187,500	7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.20)	$(0.67)	$(0.04)	$(0.67)

The accompanying notes are an integral part of these unaudited financial statements.

REPLAY ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the six months ended June 30, 2020
	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amounts
Balance—December 31, 2019, as restated	7,187,500	$719	$—	$(21,894,483)	$(21,893,764)

Net income, as restated	—	—	—	6,725,368	6,725,368

Balance—March 31, 2020, as restated (unaudited)	7,187,500	719	$—	(15,169,115)	(15,168,396)

Net loss, as restated	—	—	—	(7,046,470)	(7,046,470)

Balance—June 30, 2020, as restated (unaudited)	7,187,500	$719	$—	$(22,215,585)	$(22,214,866)

	For the six months ended June 30, 2019
	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amounts
Balance—December 31, 2018, as previously reported	7,187,500	$719	$24,281	$(2,694)	$22,306

Net loss, as previously reported	—	—	—	(13,739)	(13,739)

Balance—March 31, 2019, as previously reported (unaudited)	7,187,500	719	24,281	(16,433)	8,567

Proceeds from sale of private warrants in excess of fair value, as restated	—	—	775,000	—	775,000
Remeasurement of ordinary shares subject to possible redemption, as restated	—	—	(799,281)	(25,990,309)	(26,789,590)
Net income, as restated	—	—	—	4,609,364	4,609,364

Balance—June 30, 2019, as restated (unaudited)	7,187,500	$719	$—	$(21,397,378)	$(21,396,659)

The accompanying notes are an integral part of these unaudited financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED STATEMENTS OF CASH FLOW

	For the six months ended June 30,
	2020	2019
	As Restated	As Restated
Cash Flows from Operating Activities:
Net (loss) income	$(321,102)	$4,595,625
Adjustments to reconcile net (loss) income to net cash used in operating activities:
General and administrative expenses paid by related party	—	2,206
Gain on marketable securities, dividends and interest held in Trust Account	(1,114,579)	(1,760,594)
Loss (gain) on revaluation of warrant liability	1,172,500	(3,617,500)
Changes in operating assets and liabilities:
Prepaid expenses	(20,595)	(138,629)
Accounts payable	(60,517)	—
Accrued expenses	16,140	82,575

Net cash used in operating activities	(328,153)	(836,317)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(287,500,000)

Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	250,000
Repayment of note payable and advances from related party	—	(252,206)
Proceeds received from initial public offering	—	287,500,000
Proceeds from private placement	—	7,750,000
Offering costs paid	—	(5,151,990)

Net cash provided by financing activities	—	290,095,804

Net change in cash	(328,153)	1,759,487
Cash—beginning of period	1,589,795	25,000

Cash—end of period	$1,261,642	$1,784,487

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$85,000
Offering costs included in accounts payable	$—	$2,600
Remeasurement of ordinary shares subject to possible redemption	$—	$26,789,590
Deferred underwriting commissions	$—	$9,187,500

The accompanying notes are an integral part of these unaudited financial statements.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1--Description of Organization and Business Operations

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from November 6, 2018 (inception) through June 30, 2020 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

On August 15, 2019, the Company received a written notice (the “Notice”) from the staff of NYSE Regulation of the New York Stock Exchange (“NYSE”) indicating that the Company is not currently in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires the Company to maintain a minimum of 300 public shareholders on a continuous basis.

Pursuant to the Notice, the Company is subject to the procedures set forth in Sections 801 and 802 of the Manual. The Company submitted a business plan that demonstrates how the Company expects to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice. The Company anticipates that it will satisfy this listing requirement within such time period once it consummates an initial Business Combination.

On October 24, 2019, the Company was notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee has agreed to accept the Company’s business plan. The Company will be subject to quarterly monitoring for compliance with such plan.

The Company’s ordinary shares, warrants and Units, which trade under the symbols “RPLA,” “RPLA WS” and “RPLA.U,” respectively, will continue to be listed and traded on the NYSE during the cure period, subject to the Company’s compliance with the NYSE’s other applicable continued listing standards, and will bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company will provide its holders (the “Public Shareholders”) of its ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 840”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Going Concern Consideration

As of June 30, 2020, the Company had approximately $1.3 million outside of the Trust Account, approximately $5.7 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and working capital of approximately $1.3 million.

Through June 30, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $250,000 in note payable to the Sponsor and approximately $2,000 of general and administrative expenses paid by a related party on behalf of the Company. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. The Company fully repaid the note and the advances to the Sponsor and the related party in May 2019.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (COVID-19). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve. The impact of the COVID-19 pandemic on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination, may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that in light of the upcoming Business Combination, whereby the Company became a wholly owned subsidiary of New Pubco, Replay will continue to operate as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 8, 2021. Refer to Note 9 - Subsequent Events for further detail on the upcoming Business Combination.

Restatement of Previously Issued Financial Statements

The Company has restated its unaudited financial statements as of June 30, 2020 and December 31, 2019, as well as the unaudited financial statements for the three and six month periods ended June 30, 2020 and 2019, to correct misstatements in those prior periods primarily related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as equity instead of a warrant liability, under the guidance of ASC 815-40, Contracts in Entity’s Own Equity, and not properly accounting for the entire amount of redeemable ordinary shares as temporary equity carried at redemption value in accordance with the guidance in ASC 480.

See Note 8—Restatement of Previously Issued Financial Statements for additional information regarding the errors identified and the restatement adjustments made to the unaudited financial statements.

Note 2--Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included on Form 10-K/A filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on May 17, 2021.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

ASC 825, Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value. As of June 30, 2020 and December 31, 2019, the recorded values of cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs incurred in connection with preparation of the Initial Public Offering, of approximately $15.1 million consisted principally of underwriter discounts of $14.4 million (including $9.2 million of which payment is deferred) and approximately $638,000 of professional, printing, filing, regulatory and other costs. These expenses, together with the underwriting discounts and commissions, were allocated to the ordinary shares and the public warrants. Amounts allocated to the ordinary shares were recognized as a reduction to the ordinary shares carrying value, and the amounts allocated to the public warrants were expensed immediately.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 28,750,000 ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s Balance Sheets.

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

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of (loss) income per Public Share and (loss) income per Founder Share following the two-class method of income per share. In order to determine the net (loss) income attributable to both the Public and Founder Shares, the Company first considered the total (loss) income allocable to both classes of shares. This is calculated using the total net (loss) income less any dividends paid. For purposes of calculating net (loss) income per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total (loss) income allocable to both classes of shares, the Company allocated the amount using a ratio reflective of the respective participation rights. This resulted in an allocation of 80% for the Public Shares and 20% for the Founder Shares.

For the six months ended June 30, 2020, basic and diluted net loss per share of Public Shares, were calculated by dividing 80% of the total loss allocable to all shares, approximately $1.4 million, by 28,750,000, the weighted average number of Public Shares outstanding for the period. For the six months ended June 30, 2020, basic and diluted net loss per share of Founder Shares were calculated by dividing 20% of the total loss allocable to all shares, approximately $1.4 million, by 7,187,500, the weighted average number of Founder Shares outstanding for the period.

For the six months ended June 30, 2019, basic and diluted net income per share of Public Shares, were calculated by dividing 80% of the total loss allocable to all shares, approximately $24.0 million, plus the remeasurement of the ordinary shares subject to possible redemption, approximately $28.6 million, by 28,750,000, the weighted average number of Public Shares outstanding for the period. For the six months ended June 30, 2019, basic and diluted net loss per share of Founder Shares were calculated by dividing 20% of the total loss allocable to all shares, approximately $24.0 million, by 7,187,500, the weighted average number of Founder Shares outstanding for the period.

For the three months ended June 30, 2020, basic and diluted net loss per share of Public Shares, were calculated by dividing 80% of the total loss allocable to all shares, approximately $7.0 million, by 28,750,000, the weighted average number of Public Shares outstanding for the period. For the three months ended June 30, 2020, basic and diluted net loss per share of Founder Shares were calculated by dividing 20% of the total loss allocable to all shares, approximately $7.0 million, by 7,187,500, the weighted average number of Founder Shares outstanding for the period.

For the three months ended June 30, 2019, basic and diluted net income per share of Public Shares, were calculated by dividing 80% of the total loss allocable to all shares, approximately $23.9 million, plus the remeasurement of the ordinary shares subject to possible redemption, approximately $28.6 million, by 28,750,000, the weighted average number of Public Shares outstanding for the period. For the three months ended June 30, 2019, basic and diluted net loss per share of Founder Shares were calculated by dividing 20% of the total loss allocable to all shares, approximately $23.9 million, by 7,187,500, the weighted average number of Founder Shares outstanding for the period.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Income Taxes

FASB ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

Note 3--Initial Public Offering

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

Note 4--Related Party Transactions

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5--Commitments and Contingencies

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

Note 6--Shareholders’ Equity

Ordinary Shares—The Company is currently authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. The Company sold 28,750,000 Units in the Initial Public Offering and 7,187,500 ordinary shares to the Sponsor (Founders Shares). As a result, as of June 30, 2020 and December 31, 2019, there were 35,937,500 ordinary shares issued and outstanding, including 28,750,000 ordinary shares subject to possible redemption.

Preference Shares—The Company is authorized to issue 2,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

Warrants— Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, or April 8, 2020; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

The Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

The Company recorded a derivative liability upon the issuance of the warrants. Accordingly, the Company classified each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s Statements of Operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7—Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy:

June 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$293,168,737	$—	$—
Liabilities:
Warrants	$—	$19,990,000	$—

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$292,054,158	$—	$—
Liabilities:
Warrants	$—	$18,817,500	$—

The Company has determined that the Warrants issued as part of the Warrants are subject to treatment as a liability. As the transfer of these Warrants to anyone other than the purchasers or their permitted transferees would result in the Warrants having substantially the same terms as the Private Placement Warrants issued in the Offering. The Company has determined that the fair value of each Warrant issued as part of the Warrants is the same as that of a Warrant issued in the Offering, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Warrants are classified as Level 2 financial instruments.

Note 8—Restatement of Previously Issued Financial Statements

The Company has restated previously issued financial statements after considering newly released guidance by the SEC regarding the accounting and reporting for warrants.

On April 12, 2021, the Staff of the Securities and Exchange Commission issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The errors that caused the Company to conclude that its financial statements should be restated are the result of a misapplication of the guidance on accounting for certain of its issued warrants, which came to light when the SEC issued the SEC Statement. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering on April 8, 2021. Based on ASC 815-40 warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the Statements of Operations. Refer to Note 6 - Shareholders’ Equity for further detail on the Warrants.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate (i) the Company’s previously issued audited financial statements as of December 31, 2019, as previously reported in its Form 10-K and (ii) quarterly unaudited financial statements for the quarterly periods ended June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

In addition, management has identified errors made in the historical financial statements related to its shareholders’ equity where on the date of issuance of the units; Replay improperly allocated the net proceeds among the ordinary shares subject to possible redemption and public warrants. Additionally, due to the redemption features tied to the ordinary shares subject to possible redemption, such shares will be redeemed or become redeemable. As a result, Replay should have remeasured the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period (June 30, 2019) after the IPO was the redemption date. Management has also noted a reclassifications error related to temporary equity and permanent equity.

The following presents the restated financial statements as of June 30, 2020 and December 31, 2019, as well as the statements for the three and six month period ended June 30, 2020 and 2019.

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior periods as previously reported to the restated amounts as of June 30, 2020 and December 31, 2019. The Statements of Shareholders’ Equity for the three and six month period ended June 30, 2020 and 2019 have been restated respectively, for the restatement impact to net (loss) income and common stock subject to possible redemption. See the Statements of Operations reconciliation tables below for additional information on the restatement and impact to net (loss) income.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	June 30, 2020
	As Reported	Restatement Adjustments		As Restated
Assets:
Current assets:
Cash	$1,261,642	$—		$1,261,642
Prepaid expenses	83,333	—		83,333

Total current assets	1,344,975	—		1,344,975
Investments held in Trust Account	293,168,737	—		293,168,737

Total assets	$294,513,712	$—		$294,513,712

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$26,078	$—		$26,078
Accrued expenses	25,000	—		25,000

Total current liabilities	51,078	—		51,078
Warrant liability	—	19,990,000	(a)	19,990,000
Deferred underwriting commissions	9,187,500	—		9,187,500

Total liabilities	9,238,578	19,990,000		29,228,578

Commitments and contingencies
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at June 30, 2020	280,275,130	7,224,870	(a)	287,500,000
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—		—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at $10.00 per share at June 30, 2020	791	(72	) (a)	719
Additional paid-in capital	—	—		—
Retained earnings / (Accumulated deficit)	4,999,213	(27,214,798	) (a)	(22,215,585)

Total shareholders’ equity	5,000,004	(27,214,870)		(22,214,866)

Total Liabilities and Shareholders’ Equity	$294,513,712	$—		$294,513,712

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	December 31, 2019
	As Reported	Restatement Adjustments		As Restated
Assets:
Current assets:
Cash	$1,589,795	$—		$1,589,795
Prepaid expenses	62,738	—		62,738

Total current assets	1,652,533	—		1,652,533
Investments held in Trust Account	292,054,158	—		292,054,158

Total assets	$293,706,691	$—		$293,706,691

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$86,595	$—		$86,595
Accrued expenses	8,860	—		8,860

Total current liabilities	95,455	—		95,455
Warrant liability	—	18,817,500	(a)	18,817,500
Deferred underwriting commissions	9,187,500	—		9,187,500

Total liabilities	9,282,955	18,817,500		28,100,455

Commitments and contingencies
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at December 31, 2019	279,423,730	8,076,270	(a)	287,500,000
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—		—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 and shares subject to possible redemption) at $10.00 per share at December 31, 2019	800	(81	) (a)	719
Additional paid-in capital	775,141	(775,141	) (a)	—
Retained earnings / (Accumulated deficit)	4,224,065	(26,118,548	) (a)	(21,894,483)

Total shareholders’ equity	5,000,006	(26,893,770)		(21,893,764)

Total Liabilities and Shareholders’ Equity	$293,706,691	$—		$293,706,691

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following tables contain the restatement of previously reported unaudited Statements of Operations for the three and six month periods ended June 30, 2020 and 2019.

	For the three months ended June 30, 2020
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$96,052	$—		$96,052

Loss from operations	(96,052)	—		(96,052)
Loss on revaluation of warrant liability	—	(6,936,250	) (a)	(6,936,250)
Loss on marketable securities, dividends and interest held in Trust Account	(14,168)	—		(14,168)

Net loss	$(110,220)	$(6,936,250)		$(7,046,470)

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net loss per share, Public Shares	$—	$(0.20	) (a)	$(0.20)

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.01)	$(0.19	) (a)	$(0.20)

	For the three months ended June 30, 2019
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$120,491	$—		$120,491

Loss from operations	(120,491)	—		(120,491)
Issuance costs allocated to the public warrants	—	(648,239	) (a)	(648,239)
Gain on revaluation of warrant liability	—	3,617,500	(a)	3,617,500
Gain on marketable securities, dividends and interest held in Trust Account	1,760,594	—		1,760,594

Net income	$1,640,103	$2,969,261		$4,609,364

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income per share, Public Shares	$0.06	$0.27	(a)	$0.33

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.02)	$(0.65	) (a)	$(0.67)

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the six months ended June 30, 2020
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$263,181	$—		$263,181

Loss from operations	(263,181)	—		(263,181)
Loss on revaluation of warrant liability	—	(1,172,500	) (a)	(1,172,500)
Gain on marketable securities, dividends and interest held in Trust Account	1,114,579	—		1,114,579

Net income (loss)	$851,398	$(1,172,500)		$(321,102)

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income (loss) per share, Public Shares	$0.04	$(0.04	) (a)	$—

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.04)	$—	(a)	$(0.04)

	For the six months ended June 30, 2019
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$134,230	$—		$134,230

Loss from operations	(134,230)	—		(134,230)
Issuance costs allocated to the public warrants	—	(648,239	) (a)	(648,239)
Gain on revaluation of warrant liability	—	3,617,500	(a)	3,617,500
Gain on marketable securities, dividends and interest held in Trust Account	1,760,594	—		1,760,594

Net income	$1,626,364	$2,969,261		$4,595,625

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income per share, Public Shares	$0.06	$0.27	(a)	$0.33

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.02)	$(0.65	) (a)	$(0.67)

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following tables contain the restatement of previously reported unaudited Statements of Cash Flows for the three and six month periods ended June 30, 2020 and 2019.

	For the six months ended June 30, 2020
	As Reported	Restatement Adjustments		As Restated
Cash Flows from Operating Activities:
Net income (loss)	$851,398	$(1,172,500	) (a)	$(321,102)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(1,114,579)	—		(1,114,579)
Loss on revaluation of warrant liability	—	1,172,500	(a)	1,172,500
Changes in operating assets and liabilities:
Prepaid expenses	(20,595)	—		(20,595)
Accounts payable	(60,517)	—		(60,517)
Accrued expenses	16,140	—		16,140

Net cash used in operating activities	(328,153)	—		(328,153)

Net change in cash	(328,153)	—		(328,153)
Cash - beginning of period	1,589,795	—		1,589,795

Cash - end of period	$1,261,642	$—		$1,261,642

Supplemental disclosure of noncash activities:
Remeasurement of ordinary shares subject to possible redemption	$851,400	$(851,400	) (a)	$—

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the six months ended June 30, 2019
	As Reported	Restatement Adjustments		As Restated
Cash Flows from Operating Activities:
Net income	$1,626,364	$2,969,261	(a)	$4,595,625
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party	2,206	—		2,206
Gain on marketable securities, dividends and interest held in Trust Account	(1,760,594)	—		(1,760,594)
Gain on revaluation of warrant liability	—	(3,617,500	) (a)	(3,617,500)
Changes in operating assets and liabilities:
Prepaid expenses	(138,629)	—		(138,629)
Accrued expenses	82,575	—		82,575

Net cash used in operating activities	(188,078)	(648,239)		(836,317)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(287,500,000)	—		(287,500,000)

Net cash used in investing activities	(287,500,000)	—		(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	250,000	—		250,000
Repayment of note payable and advances from related party	(252,206)	—		(252,206)
Proceeds received from initial public offering	287,500,000	—		287,500,000
Proceeds from private placement	7,750,000	—		7,750,000
Offering costs paid	(5,800,229)	648,239	(a)	(5,151,990)

Net cash provided by financing activities	289,447,565	648,239		290,095,804

Net change in cash	1,759,487	—		1,759,487
Cash - beginning of period	25,000	—		25,000

Cash - end of period	$1,784,487	$—		$1,784,487

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000	$—		$85,000
Offering costs included in accounts payable	$2,600	$—		$2,600
Remeasurement of ordinary shares subject to possible redemption	$276,823,340	$(250,033,750	) (a)	$26,789,590
Deferred underwriting commissions	$—	$9,187,500	(a)	$9,187,500

(a)

The Restatement Adjustments reflect the entries to record the initial liability for the Public and Private Warrants issued as part of Replay’s initial public offering and private placement, respectively, and to account for the adjustment to fair value of this liability at the end of each period presented. The initial fair value of the Public and Private Warrants of $19.3 million was recorded in April 2019 as a warrant liability with an offset to additional paid-in capital. In addition, the initial adjusting entry was also to expense approximately $648 thousand of costs directly associated with the issuance of the Public Warrants. The proceeds received from the sale of private warrants in excess of their fair value of $775 thousand was recognized as additional paid-in capital. For each subsequent quarter end, starting with June 30, 2019, the liability was revalued and the change in fair value reflected in “Gain/loss on revaluation of warrant liability” in the Statements of Operations. The Restatement Adjustment also reflect the impact of the remeasurement as of June 30, 2019 of the redeemable shares classified in temporary equity to align with the expected redemption amount of $287.5 million, the impact of the remeasurement of approximately $26.8 million was recognized as increase to the

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

temporary equity balance with the offset to additional paid in capital and accumulated deficit. Additionally, the redemption amount was increased by the gains on marketable securities, dividends and interest held in the trust account, which is also subject to redemption by the ordinary shareholders. Lastly, the earning per share for both the Public and Founder shares was adjusted to account for the measurement adjustment to the temporary equity in accordance with the two classes of shares method and the guidance in ASC 480-10-S99-3A.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 9—Subsequent Events

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events and transactions that occurred after June 30, 2020, the balance sheet date, up to the date that the financial statements were available to be issued. As a result, the following transactions were identified as subsequent events as of May 28, 2021.

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

On April 1, 2021, the Company consummated the Proposed Business Combination with New Pubco resulting in the Domestication, whereby the Company became a wholly owned consolidated subsidiary of New Pubco. The Business Combination will be accounted for using the acquisition method with New Pubco as the accounting acquirer. Under the acquisition method of accounting, the Company’s assets and liabilities will be recorded at carrying value and the assets and liabilities associated with FoA will be recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of FoA’s net assets acquired, if applicable, was recognized as goodwill. For accounting purposes, the acquirer is the entity that has obtained control of another entity and, thus, consummated a business combination. The determination of whether control has been obtained begins with the evaluation of whether control should be evaluated based on the variable interest or voting interest model pursuant to ASC Topic 810, Consolidation. If the acquiree is a variable interest entity, the primary beneficiary would be the accounting acquirer. FoA meets the definition of a variable interest entity and the New Pubco was determined to be the primary beneficiary.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of Replay’s financial statements, as more fully described in Note 8 to the financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and Part I, Item 4. “Controls and Procedures.”

As used in this Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we” and “our” shall mean Replay or Replay’s management, as the context may require, if relating to a statement made prior to the Business Combination or and shall mean the Company (as successor registrant to Replay) or the Company’s management, as the context may require, if relating to a statement made after the consummation of the Business Combination. References to the “Sponsor” shall mean Replay Sponsor, LLC. The following discussion should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this Report.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including the impact of the recent coronavirus (COVID-19) pandemic on our search for a Business Combination (as defined below), are forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part II, Item 1A of this Report on and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K/A filed with the SEC on May 17, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements for the affected periods, as more fully described in Note 8 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 4. Controls and Procedures”.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on November 6, 2018 and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although we are not limited to a particular business, industry or geographical location for purposes of consummating a Business Combination, we have initially focused our search for a target in Argentina and/or Brazil focused on industries that we believe have favorable prospects and a high likelihood of generating strong risk-adjusted returns for our shareholders. These industries include, but are not limited to, the consumer, telecommunications and technology, energy, financial services and real estate sectors.

The registration statement for our initial public offering (“Initial Public Offering”) was declared effective on April 3, 2019. On April 8, 2019, we consummated our Initial Public Offering of 28,750,000 units (“Units”) at an offering price of $10.00 per Unit, including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $287,500,000. Each Unit consists of one ordinary share, par value $0.0001 per share, and one-half of one warrant, each whole warrant entitling the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. An aggregate of 2,500,000 Units were purchased by certain affiliates of our Sponsor in our Initial Public Offering for gross proceeds of $25,000,000 (“Affiliate Units”).

Simultaneously with the consummation of our Initial Public Offering and the full over-allotment option, we consummated a private placement (the “Private Placement”) of 7,750,000 warrants (“Private Placement Warrants”) to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $7,750,000. Following our Initial Public Offering and the Private Placement, and after deducting offering expenses, $287,500,000 (including $9,187,500 of deferred underwriting commissions) were placed in a trust account established for the benefit of our public shareholders (the “Trust Account”).

If we are unable to complete an initial Business Combination by April 8, 2021, we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On August 15, 2019, we received a written notice (the “Notice”) from the staff of NYSE Regulation of the New York Stock Exchange (“NYSE”) indicating that we are not currently in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires us to maintain a minimum of 300 public shareholders on a continuous basis. Pursuant to the Notice, we are subject to the procedures set forth in Sections 801 and 802 of the Manual. We submitted a business plan that demonstrates how we expect to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice. We anticipate that we will satisfy this listing requirement within such time period once we consummate our initial Business Combination. On October 24, 2019, we were notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee agreed to accept our business plan, and we are currently subject to quarterly monitoring for compliance with such plan. Our ordinary shares, warrants and Units, which trade under the symbols “RPLA,” “RPLA WS” and “RPLA.U,” respectively, will continue to be listed and traded on the NYSE during the cure period, subject to our compliance with the NYSE’s other applicable continued listing standards, and will bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

Covid-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (COVID-19). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve. The impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. Our ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn.

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

For the three months ended June 30, 2020, we had net loss of approximately $7.0 million, which consisted of an approximately $6.9 million in loss on revaluation of the warrant liability, and approximately $0.1 million in general and administrative expenses.

For the three months ended June 30, 2019, we had net income of approximately $4.6 million, which consisted of a $3.6 million gain on revaluation of the warrant liability and approximately $1.8 million gain on marketable securities, dividends and interest held in the Trust Account, offset by $0.6 million in issuance costs allocated to the public warrants.

For the six months ended June 30, 2020, we had net loss of approximately $0.3 million, which consisted of an approximately $1.2 million loss on the revaluation of the warrant liability and $0.3 million in general and administrative expenses, offset by a $1.1 million gain on marketable securities, dividends and interest held in the Trust Account.

For the six months ended June 30, 2019, we had net income of approximately $4.6 million, which consisted of a $3.6 million gain on revaluation of the warrant liability and approximately $1.8 million gain on marketable securities, dividends and interest held in the Trust Account, offset by $0.6 million in issuance costs allocated to the public warrants.

Going Concern Consideration

As of June 30, 2020, we had approximately $1.3 million outside of the Trust Account, approximately $5.7 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $1.3 million.

Through June 30, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (defined below) to our Sponsor, $250,000 in loans from our Sponsor under an unsecured promissory note and approximately $2,000 in advances from a related party. Subsequent to the consummation of our Initial Public Offering, we received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. We fully repaid the note and the advances to our Sponsor and the related party in May 2019.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that in light of the upcoming Business Combination, whereby the Company became a wholly owned subsidiary of New Pubco, Replay will continue to operate as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 8, 2021. Refer to Note 9 - Subsequent Events for further detail on the upcoming Business Combination.

Related Party Transactions

Founder Shares

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

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

Item 4. Controls and Procedures

The disclosure in Part I. Item 4. Controls and Procedures in the Original Filing is hereby amended by the following. As used in this Part I. Item 4. Controls and Procedures, “we” and “our” shall mean Replay or Replay’s management, as the context may require, if relating to a statement made prior to the Business Combination and shall mean the Company (as successor registrant to Replay) or the Company’s management, as the context may require, if relating to a statement made after the consummation of the Business Combination. Any material weakness described herein with respect to an Affected Period means the material weakness of Replay.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Co-Chief Executive Officers and Chief Financial Officer of Replay carried out an evaluation of the effectiveness of the design and operation of Replay’s disclosure controls and procedures as of June 30, 2020. On August 6, 2020, Replay filed its original Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the “Original Report”). Based upon the evaluation at that earlier time, Replay’s Co-Chief Executive Officers and Chief Financial Officer had concluded that Replay’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, in light of the SEC’s Public statement and as a result of the material weakness in Replay’s internal control over financial reporting as described below, as a successor registrant to Replay, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of Replay were not effective, at the reasonable assurance level, as of June 30, 2020, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

As previously reported, Replay’s internal control over financial reporting did not result in the proper classification of certain of the warrants Replay issued in April 2019 which, due to its impact on the financial statements, was determined to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements could not be prevented or detected on a timely basis. A material weakness was identified in Replay’s controls over the accounting for temporary and permanent equity and complex financial instruments. The controls to evaluate the accounting for complex financial instruments, such as temporary and permanent equity and issued by a SPAC, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in the failure to prevent a material error in the accounting for temporary and permanent equity warrants and the resulting restatement of Replay’s previously issued financial statements. While processes exist to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, in light of the SEC’s Public Statement and the Business Combination, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. As successor to Replay, the remediation plan at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among personnel and third-party professionals with whom we consult regarding the application of temporary and permanent equity and complex accounting transactions. The remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. No assurance can be offered that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2020, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting, as the circumstances that led to the restatement of Replay’s financial statements described in this Report had not yet been identified.

PART II--OTHER INFORMATION

Item 1A. Risk Factors

The disclosure in Part II. Item 1A. Risk Factors in the Original Filing is hereby amended to add the following risk factors. As used in this Part II. Item 1A. Risk Factors, “we” and “our” shall mean Replay or Replay’s management, as the context may require, if relating to a statement made prior to the Business Combination and shall mean the Company (as successor registrant to Replay) or the Company’s management, as the context may require, if relating to a statement made after the consummation of the Business Combination. Any material weakness described herein with respect to an Affected Period means the material weakness of Replay. Except for the additional risk factors below, this Amendment does not amend, update or change any other items or disclosures contained in Item 1A. Risk Factors in the Original Filing. This Amendment should be read in conjunction with the Original Filing.

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

As a result, included on our Balance Sheets as of June 30, 2020 and 2019 contained elsewhere in this Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the Statements of Operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting, and, as a result, we have determined that our disclosure controls and procedures were not effective as of June 30, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the Public Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the Public Statement, it was appropriate to restate Replay’s previously issued financial statements for the Affected Periods (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting. In addition, management, along with our principal executive and financial officers, have concluded that our disclosure controls and procedures were not effective as of June 30, 2020, in light of the material weakness identified in our internal control over financial reporting.

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

REPLAY ACQUISITION CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 6 Exhibits.

Exhibit No.	Description of Exhibit

31.1*	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Johan Gericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certificate of Johan Gericke, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Calculation Linkbase

101.LAB***	XBRL Taxonomy Label Document

101.PRE***	XBRL Definition Linkbase Document

101.DEF***	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Finance of America Companies Inc.

Dated: May 28, 2021	By:	/s/ Johan Gericke
Johan Gericke Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)