Form 10-Q/A
period 2020-09-30
Finance of America Companies Inc.
filed 2021-05-28
CIK 1828937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40308

FINANCE OF AMERICA COMPANIES INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3474065
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

909 Lake Carolyn Parkway, Suite 1550,
Irving, Texas	75039
(Address of Principal Executive Offices)	(Zip Code)

(972) 865-8114

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FOA	The New York Stock Exchange
Warrants to purchase shares of Class A Common Stock	FOA.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2020, 35,937,500 ordinary shares, par value $0.0001 per share, of Replay Acquisition Corp. (the predecessor registrant to Finance of America Companies Inc.) were issued and outstanding.

EXPLANATORY NOTE

As previously disclosed, on April 1, 2021, Finance of America Equity Capital LLC (“FoA”) and Replay Acquisition Corp. (“Replay”), a publicly traded special purpose acquisition company (“SPAC”), completed their previously announced business combination whereby Replay combined with FoA in a series of transactions (collectively, the “Business Combination”) that resulted in Finance of America Companies Inc. (the “Company”) becoming a publicly-traded company on the New York Stock Exchange. As a result of the Business Combination and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended, the Company became the successor issuer to Replay, and the Company is filing this Amendment No. 1 (this “Amendment”) to Replay’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2020 (the “Original Filing” and, as amended by this Amendment, this “Report”), to restate Replay’s financial statements and related footnote disclosures for the quarter ended September 30, 2020. The Company separately amended Replay’s Annual Report on Form 10-K for the year ended December 31, 2020 on May 17, 2021, wherein it restated Replay’s financial statements and related footnote disclosures for the years ended December 31, 2020 and 2019, and the interim periods ended June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 (collectively, the “Affected Periods”).

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

As all material restatement information will be included in this Report and in Replay’s amended Annual Report on Form 10-K/A for the year ended December 31, 2020 and amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2020 (such reports, together with this Report, the “Amended Reports”), we do not intend to amend Replay’s Annual Report on Form 10-K for the year ended December 31, 2019 or any of our previously filed Quarterly Reports on Form 10-Q for the periods ended June 30, 2019, September 30, 2019 or March 31, 2020. Accordingly, investors and others should rely only on the financial information and other disclosures regarding the periods described above in the Amended Reports and in future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Periods.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of Replay’s disclosure controls and procedures and internal control over financial reporting. As a result of that assessment and in light of the Public Statement, management has concluded that Replay’s disclosure controls and procedures and internal controls over financial reporting were not effective as of September 30, 2020, due to a material weakness in Replay’s internal control over financial reporting related to the accounting for equity instruments. For a discussion of management’s consideration of Replay’s disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Report

Items Amended

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

REPLAY ACQUISITION CORP.

BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited) As Restated	As Restated
Assets:
Current assets:
Cash	$974,317	$1,589,795
Prepaid expenses	47,084	62,738

Total current assets	1,021,401	1,652,533
Investments held in Trust Account	293,255,540	292,054,158

Total assets	$294,276,941	$293,706,691

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$371,225	$86,595
Accrued expenses	414,571	8,860

Total current liabilities	785,796	95,455
Warrant liability	21,096,250	18,817,500
Deferred underwriting commissions	9,187,500	9,187,500

Total liabilities	31,069,546	28,100,455

Commitments and contingencies (Note 5)
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at September 30, 2020 and December 31, 2019	287,500,000	287,500,000

Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at September 30, 2020 and December 31, 2019	719	719
Accumulated deficit	(24,293,324)	(21,894,483)

Total shareholders’ equity	(24,292,605)	(21,893,764)

Total Liabilities and Shareholders’ Equity	$294,276,941	$293,706,691

The accompanying notes are an integral part of these unaudited financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	As Restated	As Restated	As Restated	As Restated
General and administrative expenses	$1,058,292	$111,750	$1,321,473	$245,980

Loss from operations	(1,058,292)	(111,750)	(1,321,473)	(245,980)
Issuance costs allocated to the public warrants	—	—	—	(648,239)
(Loss) gain on revaluation of warrant liability	(1,106,250)	(951,250)	(2,278,750)	2,666,250
Gain on marketable securities, dividends and interest held in Trust Account	86,803	1,561,854	1,201,382	3,322,448

Net (loss) income	$(2,077,739)	$498,854	$(2,398,841)	$5,094,479

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	28,750,000	28,750,000	28,750,000

Basic and diluted net (loss) income per share, Public Shares	$(0.06)	$0.02	$(0.06)	$0.35

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	7,187,500	7,187,500	7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.06)	$(0.03)	$(0.10)	$(0.70)

The accompanying notes are an integral part of these unaudited financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the nine months ended September 30, 2020
	Ordinary Shares		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amounts	In Capital	Deficit	Equity
Balance - December 31, 2019, as restated	7,187,500	$719	$—	$(21,894,483)	$(21,893,764)

Net income, as restated	—	—	—	6,725,368	6,725,368

Balance - March 31, 2020, as restated (unaudited)	7,187,500	719	$—	(15,169,115)	(15,168,396)

Net loss, as restated	—	—	—	(7,046,470)	(7,046,470)

Balance - June 30, 2020, as restated (unaudited)	7,187,500	719	$—	(22,215,585)	(22,214,866)

Net loss, as restated	—	—	—	(2,077,739)	(2,077,739)

Balance - September 30, 2020, as restated (unaudited)	7,187,500	$719	$—	$(24,293,324)	$(24,292,605)

	For the nine months ended September 30, 2019
	Ordinary Shares		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amounts	In Capital	Deficit	Equity
Balance - December 31, 2018, as previously reported	7,187,500	$719	$24,281	$(2,694)	$22,306

Net loss, as previously reported	—	—	—	(13,739)	(13,739)

Balance - March 31, 2019, as previously reported (unaudited)	7,187,500	719	24,281	(16,433)	8,567

Proceeds from sale of private warrants in excess of fair value, as restated	—	—	775,000	—	775,000
Remeasurement of ordinary shares subject to possible redemption	—	—	(799,281)	(25,990,309)	(26,789,590)
Net income, as restated	—	—	—	4,609,364	4,609,364

Balance - June 30, 2019, as restated (unaudited)	7,187,500	719	$—	(21,397,378)	(21,396,659)

Net income, as restated	—	—	—	498,854	498,854

Balance - September 30, 2019, as restated (unaudited)	7,187,500	$719	$—	$(20,898,524)	$(20,897,805)

The accompanying notes are an integral part of these unaudited financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2020	2019
	As Restated	As Restated
Cash Flows from Operating Activities:
Net (loss) income	$(2,398,841)	$5,094,479
Adjustments to reconcile net (loss) income to net cash used in operating activities:
General and administrative expenses paid by related party	—	2,206
Gain on marketable securities, dividends and interest held in Trust Account	(1,201,382)	(3,322,448)
Loss (gain) on revaluation of warrant liability	2,278,750	(2,666,250)
Changes in operating assets and liabilities:
Prepaid expenses	15,654	(101,988)
Accounts payable	284,630	79,620
Accrued expenses	405,711	(87,694)

Net cash used in operating activities	(615,478)	(1,002,075)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(287,500,000)

Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	250,000
Repayment of note payable and advances from related party	—	(252,206)
Proceeds received from initial public offering	—	287,500,000
Proceeds from private placement	—	7,750,000
Offering costs paid	—	(5,151,990)

Net cash provided by financing activities	—	290,095,804

Net change in cash	(615,478)	1,593,729
Cash - beginning of period	1,589,795	25,000

Cash - end of period	$974,317	$1,618,729

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$85,000
Offering costs included in accounts payable	$—	$2,600
Remeasurement of ordinary shares subject to possible redemption	$—	$26,789,590
Deferred underwritting commissions	$—	$9,187,500

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from November 6, 2018 (inception) through September 30, 2020 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Going Concern Consideration

As of September 30, 2020, the Company had approximately $1.02 million outside of the Trust Account, approximately $5.8 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and working capital of approximately $236,000.

Through September 30, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $250,000 in note payable to the Sponsor and approximately $2,000 of general and administrative expenses paid by a related party on behalf of the Company. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. The Company fully repaid the note and the advances to the Sponsor and the related party in May 2019.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Restatement of Previously Issued Financial Statements

The Company has restated its unaudited financial statements as of September 30, 2020 and December 31, 2019, as well as the unaudited financial statements for the three and nine month periods ended September 30, 2020 and 2019, to correct misstatements in those prior periods primarily related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as equity instead of a warrant liability, under the guidance of ASC 815-40, Contracts in Entity’s Own Equity, and not properly accounting for the entire amount of redeemable ordinary shares as temporary equity carried at redemption value in accordance with the guidance in ASC 480.

See Note 8 - Restatement of Previously Issued Financial Statements for additional information regarding the errors identified and the restatement adjustments made to the financial statements.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

ASC 825, Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value. As of September 30, 2020 and December 31, 2019, the recorded values of cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 840. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 28,750,000 ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s Balance Sheets.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of (loss) income per Public Shares and loss per Founder Shares following the two-class method of income per share. In order to determine the net (loss) income attributable to both the Public and Founder Shares, the Company first considered the total (loss) income allocable to both classes of shares. This is calculated using the total net (loss) income less any dividends paid. For purposes of calculating net (loss) income per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total (loss) income allocable to both classes of shares, the Company allocated the amount using a ratio reflective of the respective participation rights of each class of shares. This resulted in an allocation of 80% for the Public Shares and 20% for the Founder Shares.

For the nine months ended September 30, 2020, basic and diluted net loss per share of Public Shares were calculated by dividing 80% of the total loss allocable to all shares, of approximately $3.6 million, by 28,750,000, the weighted average number of Public Shares outstanding for the period. For the nine months ended September 30, 2020, basic and diluted net loss per share of Founder Shares were calculated by dividing 20% of the total loss allocable to all shares, of approximately $3.6 million, by 7,187,500, the weighted average number of Founder Shares outstanding for the period.

For the nine months ended September 30, 2019, basic and diluted net loss per share of Public Shares were calculated by dividing 80% of the total loss allocable to all shares of approximately $25.0 million, plus the remeasurement of the ordinary shares subject to possible redemption, of approximately $30.1 million, by 28,750,000, the weighted average number of Public Shares outstanding for the period. For the nine months ended September 30, 2019, basic and diluted net loss per share of Founder Shares were calculated by dividing 20% of the total loss allocable to all shares of approximately $25.0 million, by 7,187,500, the weighted average number of Founder Shares outstanding for the period.

For the three months ended September 30, 2020, basic and diluted net loss per share of Public Shares were calculated by dividing 80% of the total loss allocable to all shares, of approximately $2.2 million, by 28,750,000, the weighted average number of Public Shares outstanding for the period. For the three months ended September 30, 2020, basic and diluted net loss per share of Founder Shares were calculated by dividing 20% of the total loss allocable to all shares of approximately $2.2 million, by 7,187,500, the weighted average number of Founder Shares outstanding for the period.

For the three months ended September 30, 2019, basic and diluted net income per share of Public Shares were calculated by dividing 80% of the total loss allocable to all shares, of approximately $1.1 million, by 28,750,000, the weighted average number of Public Shares outstanding for the period. For the three months ended September 30, 2019, basic and diluted net loss per share of Founder Shares were calculated by dividing 20% of the total loss allocable to all shares, of approximately $1.1 million, by 7,187,500, the weighted average number of Founder Shares outstanding for the period.

At September 30, 2020 and September 30, 2019, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income Taxes

FASB ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 6—Shareholders’ Equity

Ordinary Shares—The Company is currently authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. The Company sold 28,750,000 Units in the Initial Public Offering, and 7,187,500 ordinary shares to the Sponsor (Founders Shares). As a result, as of September 30, 2020 and December 31, 2019, there were 35,937,500 ordinary shares issued and outstanding, including 28,750,000 ordinary shares subject to possible redemption.

Preference Shares—The Company is authorized to issue 2,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy:

September 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$293,255,540	$—	$—

Liabilities:
Warrants	$—	$21,096,250	$—

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$292,054,158	$—	$—

Liabilities:
Warrants	$—	$18,817,500	$—

The Company has determined that the Warrants are subject to treatment as a liability. As the transfer of the Private Placement Warrants to anyone other than the purchasers or their permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants issued in the Offering. The Company has determined that the fair value of each Warrant issued as part of the Private Placement Warrants is the same as that of a Warrant issued in the Offering, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Warrants are classified as Level 2 financial instruments.

Note 8 — Restatement of Previously Issued Financial Statements

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

The following presents the restated financial statements as of September 30, 2020 and December 31, 2019, as well as the statements for the three and nine month period ended September 30, 2020 and 2019.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior periods as previously reported to the restated amounts as of September 30, 2020 and December 31, 2019. The Statements of Shareholders’ Equity for the three and nine month period ended September 30, 2020 and 2019 have been restated respectively, for the restatement impact to net (loss) income and common stock subject to possible redemption. See the Statement of Operations reconciliation tables below for additional information on the restatement and impact to net (loss) income.

	September 30, 2020
	As Reported	Restatement Adjustments		As Restated
Assets:
Current assets:
Cash	$974,317	$—		$974,317
Prepaid expenses	47,084	—		47,084

Total current assets	1,021,401	—		1,021,401
Investments held in Trust Account	293,255,540	—		293,255,540

Total assets	$294,276,941	$—		$294,276,941

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$371,225	$—		$371,225
Accrued expenses	414,571	—		414,571

Total current liabilities	785,796	—		785,796
Warrant liability	—	21,096,250	(a)	21,096,250
Deferred underwriting commissions	9,187,500	—		9,187,500

Total liabilities	9,973,296	21,096,250		31,069,546

Commitments and contingencies
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at September 30, 2020	279,303,640	8,196,360	(a)	287,500,000
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—		—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at September 30, 2020	801	(82	)(a)	719
Additional paid-in capital	895,230	(895,230	)(a)	—
Retained earnings / (Accumulated deficit)	4,103,974	(28,397,298	)(a)	(24,293,324)

Total shareholders’ equity	5,000,005	(29,292,610)		(24,292,605)

Total Liabilities and Shareholders’ Equity	$294,276,941	$—		$294,276,941

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	December 31, 2019
	As Reported	Restatement Adjustments		As Restated
Assets:
Current assets:
Cash	$1,589,795	$—		$1,589,795
Prepaid expenses	62,738	—		62,738

Total current assets	1,652,533	—		1,652,533
Investments held in Trust Account	292,054,158	—		292,054,158

Total assets	$293,706,691	$—		$293,706,691

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$86,595	$—		$86,595
Accrued expenses	8,860	—		8,860

Total current liabilities	95,455	—		95,455
Warrant liability	—	18,817,500	(a)	18,817,500
Deferred underwriting commissions	9,187,500	—		9,187,500

Total liabilities	9,282,955	18,817,500		28,100,455

Commitments and contingencies
Ordinary shares, $0.0001 par value; 28,750,000 shares subject to possible redemption at $10.00 per share at December 31, 2019	279,423,730	8,076,270	(a)	287,500,000
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—		—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding (excluding 28,750,000 and shares subject to possible redemption) at December 31, 2019	800	(81	)(a)	719
Additional paid-in capital	775,141	(775,141	)(a)	—
Retained earnings / (Accumulated deficit)	4,224,065	(26,118,548	)(a)	(21,894,483)

Total shareholders’ equity	5,000,006	(26,893,770)		(21,893,764)

Total Liabilities and Shareholders’ Equity	$293,706,691	$—		$293,706,691

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following tables contain the restatement of previously reported unaudited Statements of Operations for the three and nine month periods ended September 30, 2020 and 2019.

	For the three months ended September 30, 2020
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$1,058,292	$—		$1,058,292

Loss from operations	(1,058,292)	—		(1,058,292)
Loss on revaluation of warrant liability	—	(1,106,250	)(a)	(1,106,250)
Loss on marketable securities, dividends and interest held in Trust Account	86,803	—		86,803

Net loss	$(971,489)	$(1,106,250)		$(2,077,739)

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net loss per share, Public Shares	$—	$(0.06	)(a)	$(0.06)

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.15)	$0.09	(a)	$(0.06)

	For the three months ended September 30, 2019
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$111,750	$—		$111,750

Loss from operations	(111,750)	—		(111,750)
Issuance costs allocated to the public warrants	—	—		—
Loss on revaluation of warrant liability	—	(951,250	)(a)	(951,250)
Gain on marketable securities, dividends and interest held in Trust Account	1,561,854	—		1,561,854

Net income	$1,450,104	$(951,250)		$498,854

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income (loss) per share, Public Shares	$0.05	$(0.03	)(a)	$0.02

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.02)	$(0.01	)(a)	$(0.03)

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the nine months ended September 30, 2020
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$1,321,473	$—		$1,321,473

Loss from operations	(1,321,473)	—		(1,321,473)
Loss on revaluation of warrant liability	—	(2,278,750	)(a)	(2,278,750)
Gain on marketable securities, dividends and interest held in Trust Account	1,201,382	—		1,201,382

Net loss	$(120,091)	$(2,278,750)		$(2,398,841)

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income (loss) per share, Public Shares	$0.04	$(0.10	)(a)	$(0.06)

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.18)	$0.08	(a)	$(0.10)

	For the nine months ended September 30, 2019
	As Reported	Restatement Adjustments		As Restated
General and administrative expenses	$245,980	$—		$245,980

Loss from operations	(245,980)	—		(245,980)
Issuance costs allocated to the public warrants	—	(648,239	)(a)	(648,239)
Gain on revaluation of warrant liability	—	2,666,250	(a)	2,666,250
Gain on marketable securities, dividends and interest held in Trust Account	3,322,448	—		3,322,448

Net income	$3,076,468	$2,018,011		$5,094,479

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	—		28,750,000

Basic and diluted net income per share, Public Shares	$0.12	$0.23	(a)	$0.35

Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	—		7,187,500

Basic and diluted net loss per share, Founder Shares	$(0.03)	$(0.67	)(a)	$(0.70)

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following tables contain the restatement of previously reported unaudited Statements of Cash Flows for the three and nine month periods ended September 30, 2020 and 2019.

	For the nine months ended September 30, 2020
	As Reported	Restatement Adjustments		As Restated
Cash Flows from Operating Activities:
Net loss	$(120,091)	$(2,278,750	)(a)	$(2,398,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(1,201,382)	—		(1,201,382)
Loss on revaluation of warrant liability	—	2,278,750	(a)	2,278,750
Changes in operating assets and liabilities:
Prepaid expenses	15,654	—		15,654
Accounts payable	284,630	—		284,630
Accrued expenses	405,711	—		405,711

Net cash used in operating activities	(615,478)	—		(615,478)

Net change in cash	(615,478)	—		(615,478)
Cash - beginning of period	1,589,795	—		1,589,795

Cash - end of period	$974,317	$—		$974,317

Supplemental disclosure of noncash activities:
Remeasurement of ordinary shares subject to possible redemption	$(120,090)	$120,090	(a)	$—

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the nine months ended September 30, 2019
	As Reported	Restatement Adjustments		As Restated
Cash Flows from Operating Activities:
Net income	$3,076,468	$2,018,011	(a)	$5,094,479
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party	2,206	—		2,206
Gain on marketable securities, dividends and interest held in Trust Account	(3,322,448)	—		(3,322,448)
Gain on revaluation of warrant liability	—	(2,666,250	)(a)	(2,666,250)
Changes in operating assets and liabilities:
Prepaid expenses	(101,988)	—		(101,988)
Accounts payable	79,620	—		79,620
Accrued expenses	(87,694)	—		(87,694)

Net cash used in operating activities	(353,836)	(648,239)		(1,002,075)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(287,500,000)	—		(287,500,000)

Net cash used in investing activities	(287,500,000)	—		(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	250,000	—		250,000
Repayment of note payable and advances from related party	(252,206)	—		(252,206)
Proceeds received from initial public offering	287,500,000	—		287,500,000
Proceeds from private placement	7,750,000	—		7,750,000
Offering costs paid	(5,800,229)	648,239	(a)	(5,151,990)

Net cash provided by financing activities	289,447,565	648,239		290,095,804

Net change in cash	1,593,729	—		1,593,729
Cash - beginning of period	25,000	—		25,000

Cash - end of period	$1,618,729	$—		$1,618,729

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000	$—		$85,000
Offering costs included in accounts payable	$2,600	$—		$2,600
Remeasurement of ordinary shares subject to possible redemption	$278,273,440	$(251,483,850	)(a)	$26,789,590
Deferred underwritting commissions	$—	$9,187,500	(a)	$9,187,500

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 9 — Subsequent Events

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events and transactions that occurred after September 30, 2020, the balance sheet date, up to the date that the financial statements were available to be issued. As a result, the following transactions were identified as subsequent events as of May 28, 2021.

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

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including the impact of the recent coronavirus (COVID-19) pandemic on our search for a Business Combination (as defined below), are forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part II, Item 1A of this Report and in other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K/A filed with the SEC on May 17, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

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

For the three months ended September 30, 2020, we had net loss of approximately $2.1 million which consisted of a loss of approximately $1.1 million on revaluation of the warrant liability, and approximately $1.1 million in general and administrative expenses.

For the three months ended September 30, 2019, we had net income of $498,854, which consisted of a gain of approximately $1.6 million on marketable securities, dividends and interest held in the Trust Account, offset by a $951,250 loss on revaluation of the warrant liability expenses.

For the nine months ended September 30, 2020, we had net loss of approximately $2.4 million, which consisted of a loss of approximately $2.3 million on revaluation of the warrant liability and $1.3 million in general and administrative expenses, offset by a gain of $1.2 million on marketable securities, dividends and interest held in the Trust Account.

For the nine months ended September 30, 2019, we had net income of approximately $5.1 million, which consisted of a gain of approximately $3.3 million on marketable securities, dividends and interest held in the Trust Account, and a gain of approximately $2.7 million on revaluation of the warrant liability, offset by approximately $648,000 in issuance costs allocated to public warrants.

Going Concern Consideration

As of September 30, 2020, we had approximately $1.02 million outside of the Trust Account, approximately $5.8 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $236,000.

Through September 30, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (defined below) to our Sponsor, $250,000 in loans from our Sponsor under an unsecured promissory note and approximately $2,000 in advances from a related party. Subsequent to the consummation of our Initial Public Offering, we received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. We fully repaid the note and the advances to our Sponsor and the related party in May 2019.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that in light of the upcoming Business Combination, whereby the Company became a wholly owned subsidiary of New Pubco, Replay will continue to operate as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 8, 2021. Refer to Note 9 - Subsequent Events for further detail on the upcoming Business Combination.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

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

Item  4. Controls and Procedures

The disclosure in Part I. Item 4. Controls and Procedures in the Original Filing is hereby amended by the following. As used in this Item 4. Controls and Procedures, “we” and “our” shall mean Replay or Replay’s management, as the context may require, if relating to a statement made prior to the Business Combination and shall mean the Company (as successor registrant to Replay) or the Company’s management, as the context may require, if relating to a statement made after the consummation of the Business Combination. Any material weakness described herein with respect to an Affected Period means the material weakness of Replay.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Co-Chief Executive Officers and Chief Financial Officer of Replay carried out an evaluation of the effectiveness of the design and operation of Replay’s disclosure controls and procedures as of September 30, 2020. On November 12, 2020, Replay filed its original Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (the “Original Report”). Based upon the evaluation at that earlier time, Replay’s Co-Chief Executive Officers and Chief Financial Officer had concluded that Replay’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, in light of the SEC’s Public Statement and as a result of the material weakness in Replay’s internal control over financial reporting as described below, as a successor registrant to Replay, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of Replay were not effective, at the reasonable assurance level, as of September 30, 2020, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

As previously reported, Replay’s internal control over financial reporting did not result in the proper classification of certain of the warrants Replay issued in April 2019 which, due to its impact on the financial statements, was determined to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements could not be prevented or detected on a timely basis. A material weakness was identified in Replay’s controls over the accounting for temporary and permanent equity and complex financial instruments. The controls to evaluate the accounting for complex financial instruments, such as temporary and permanent equity and issued by a SPAC, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in the failure to prevent a material error in the accounting for temporary and permanent equity, and the resulting restatement of Replay’s previously issued financial statements. While processes exist to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, in light of the SEC’s Public Statement and the Business Combination, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. As successor to Replay, the remediation plan at this time includes acquiring enhanced access to accounting literature, research materials and documents and increased communication among personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions, including the accounting for temporary and permanent equity. The remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. No assurance can be offered that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting as the circumstances that led to the restatement of Replay’s financial statements described in this Report had not yet been identified.

PART II—OTHER INFORMATION

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

As a result, included on our balance sheets as of September 30, 2020 and December 31, 2019 contained elsewhere in this Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in Replay’s internal control over financial reporting as of September 30, 2020, and, as a result, we have determined that Replay’s disclosure controls and procedures were not effective as of September 30, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the Public Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the Public Statement, it was appropriate to restate Replay’s previously issued financial statements as of and for the Affected Periods (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in Replay’s internal controls over financial reporting. In addition, management, along with our principal executive and financial officers, have concluded that Replay’s disclosure controls and procedures were not effective as of September 30, 2020, in light of the material weakness identified in Replay’s internal control over financial reporting.

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