Form 10-Q
period 2021-06-30
Finance of America Companies Inc.
filed 2021-08-16
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
(972)
999-1833
Registrant’s telephone number, including area code
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FOA	The New York Stock Exchange
Warrants to purchase shares of Class A Common Stock	FOA.WS	The New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Act).    Yes  ☐    No  ☒
As of August 16, 2021, 59,881,714 of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding

Finance of America Companies Inc.
and Subsidiaries

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that our actual results, financial condition and liquidity may differ, possibly materially, from the anticipated results, financial condition and liquidity in these forward-looking statements. The Company’s actual results may differ from its expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions (or the negative versions of such words or expressions) are intended to identify such forward-looking statements. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of this report. Results for any specified quarter are not necessarily indicative of the results that may be expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. Such forward-looking statements are subject to various risks and uncertainties including, among others; the effect of the COVID-19 pandemic on the Company’s business; changes in prevailing interest rates or U.S. monetary policies that affect interest rates that may have a detrimental effect on our business; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors in our markets; our ability to obtain sufficient capital to meet the financing requirements of our business; the use estimates in measuring or determining the fair value of the majority of our assets and liabilities; the possibility of disruption in the secondary home loan market, including the mortgage-backed securities market; and other risks and uncertainties set forth in the section entitled “Risk Factors” included in our Registration Statement on Form S-1 originally filed with the SEC on May 25, 2021, as such factors may be further updated from time to time in the Company’s periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in the Company’s other filings with the SEC.
Website Disclosure
The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s investor relations website at https://www.financeofamerica.com/investors. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting “Email Alerts” under the “News & Events” tab of our investor relations website. Information on the Company’s website is not incorporated by reference herein and is not a part of this Form 10-Q.

Part I—Financial Information

Item 1.	Financial Statements
Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except for share data)

	June 30, 2021	December 31, 2020
	Successor	Predecessor
	(unaudited)
ASSETS
Cash and cash equivalents	$157,336	$233,101
Restricted cash	354,390	306,262
Reverse mortgage loans held for investment, subject to HMBS related obligations, at fair value	10,316,027	9,929,163
Mortgage loans held for investment, subject to nonrecourse debt, at fair value	5,424,621	5,396,167
Mortgage loans held for investment, at fair value	1,225,090	730,821
Mortgage loans held for sale, at fair value	2,057,542	2,222,811
Debt securities	8,694	10,773
Mortgage servicing rights, at fair value, $65,129 and $14,088, subject to nonrecourse MSR financing liability, respectively	290,938	180,684
Derivative assets	61,811	92,065
Fixed assets and leasehold improvements, net	28,669	24,512
Goodwill	1,298,324	121,233
Intangible assets, net	704,243	16,931
Other assets, net	300,253	300,632

TOTAL ASSETS	$22,227,938	$19,565,155

LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (“CRNCI”) AND EQUITY
HMBS related obligation, at fair value	$10,168,224	$9,788,668
Nonrecourse debt, at fair value	5,425,732	5,271,842
Other financing lines of credit	3,412,234	2,973,743
Payables and other liabilities	488,735	400,058
Notes payable, net	353,718	336,573

TOTAL LIABILITIES	19,848,643	18,770,884

Commitments and Contingencies (Note 23)
CRNCI (Note 25)	—	166,231
EQUITY (Note 35)
FoA Equity Capital LLC member’s equity	—	628,176
Class A Common Stock (Successor), $0.0001 par value; 6,000,000,000 shares authorized; 59,881,714 shares issued and outstanding at June 30, 2021	6	—
Class B Common Stock (Successor), $0.0001 par value; 1,000,000 shares authorized, 7 shares issued and outstanding at June 30, 2021	—	—
Additional paid-in capital (Successor)	807,521	—
Accumulated deficit (Successor)	(69,548)	—
Accumulated other comprehensive (loss) income	(27)	9
Noncontrolling interest	1,641,343	(145)

TOTAL EQUITY	2,379,295	628,040

TOTAL LIABILITIES, CRNCI AND EQUITY	$22,227,938	$19,565,155

See accompanying notes to unaudited consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands)

The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, which are included on the Consolidated Statements of Financial Condition above, and excludes intercompany balances, retained bonds and beneficial interests that eliminate in consolidation.

	June 30, 2021	December 31, 2020
	Successor	Predecessor
	(unaudited)
ASSETS
Restricted cash	$334,984	$293,580
Mortgage loans held for investment, subject to nonrecourse debt, at fair value
2021 FASST HB1	506,482	—
2020 RTL1 ANTLR	—	137,989
2019 FASST JR2	437,641	488,760
2020 FASST HB2	397,121	398,480
2018 FASST JR1	395,716	449,069
2019 FASST JR3	370,209	450,703
2020 FASST JR3	341,385	372,015
2019 FASST JR4	331,302	377,265
2020 FASST S3	313,728	316,774
2020 FASST JR2	312,160	341,439
2019 FASST JR1	295,605	331,244
2020 FASST S2	289,129	311,721
2021 FASST JR1	562,333	—
2018 FASST JR2	234,665	264,622
2020 FASST JR4	228,248	237,100
2020 FASST S1	173,955	189,243
2020 FASST JR1	—	263,266
2018 RTL1 ANTLR	—	82,393
2019 RTL1 ANTLR	—	118,161
2020 FASST HB1	—	265,923
2021 RTL1 ANTLR	234,942	—
Other assets	76,056	79,528

TOTAL ASSETS	$5,835,661	$5,769,275

LIABILITIES
Nonrecourse debt, at fair value
2021 FASST HB1	$537,618	$—
2021 FASST JR1	507,721	—
2020 FASST HB2	445,758	472,074
2019 FASST JR2	425,568	463,568
2018 FASST JR1	405,161	450,268
2019 FASST JR3	374,391	423,406
2020 FASST JR3	316,738	337,024
2019 FASST JR4	316,203	350,514
2019 FASST JR1	301,889	326,367
2020 FASST S2	287,139	298,435
2020 FASST S3	286,549	294,226
2020 FASST JR2	280,978	297,046
2021 RTL1 ANTLR	266,461	—
2018 FASST JR2	240,078	265,695
2020 FASST JR4	198,582	217,362
2020 FASST S1	169,769	181,630
2020 FASST JR1	—	238,438
2020 RTL1 ANTLR	—	140,441
2018 RTL1 ANTLR	—	80,767
2019 RTL1 ANTLR	—	121,580
2020 FASST HB1	—	298,913
Payables and other liabilities	117	291

TOTAL LIABILITIES	$5,360,720	$5,258,045

Net fair value of assets subject to nonrecourse debt	$474,941	$511,230

See accompanying notes to unaudited consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
REVENUES
Gain on sale and other income from mortgage loans held for sale, net	$187,577	$291,334	$298,291	$428,975
Net fair value gains on mortgage loans and related obligations	131,151	76,663	112,303	125,683
Fee income	90,864	161,371	76,656	146,627
Net interest expense:
Interest income	13,151	12,661	11,507	19,678
Interest expense	(33,626)	(34,366)	(33,298)	(67,230)

Net interest expense	(20,475)	(21,705)	(21,791)	(47,552)

TOTAL REVENUES	389,117	507,663	465,459	653,733

EXPENSES
Salaries, benefits and related expenses	274,731	238,530	230,275	374,653
Occupancy, equipment rentals and other office related expenses	6,720	7,597	7,208	14,611
General and administrative expenses	119,301	127,217	81,214	159,780

TOTAL EXPENSES	400,752	373,344	318,697	549,044
OTHER, NET	(2,103)	(8,862)	(28)	(44)

NET (LOSS) INCOME BEFORE INCOME TAXES	(13,738)	125,457	146,734	104,645
Provision for income taxes	1,086	1,137	448	766

NET (LOSS) INCOME	(14,824)	124,320	146,286	103,879
CRNCI	—	4,260	(2,620)	(18,006)
Noncontrolling interest	(17,089)	201	571	800

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$2,265	$119,859	$148,335	$121,085

EARNINGS PER SHARE (Note 33)
Basic weighted average shares outstanding	59,881,714
Basic net income per share	$0.04
Diluted weighted average shares outstanding	191,200,000
Diluted net loss per share	$(0.05)
See accompanying notes to unaudited consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
NET (LOSS) INCOME	$(14,824)	$124,320	$146,286	$103,879
COMPREHENSIVE LOSS ITEM:
Impact of foreign currency translation adjustment	(27)	(11)	18	11

TOTAL COMPREHENSIVE LOSS	(14,851)	124,309	146,304	103,890
Less: Comprehensive loss attributable to the noncontrolling interest and CRNCI	(17,108)	4,461	(2,049)	(17,206)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$2,257	$119,848	$148,353	$121,096

See accompanying notes to unaudited consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(Unaudited)

	FoA Equity Capital LLC Member’s Equity	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Predecessor:
Balance at December 31, 2019 (audited)	$482,719	$(51)	$145	$482,813
Contributions from members	1,042	—	—	1,042
Net (loss) income	(27,249)	—	229	(27,020)
Foreign currency translation adjustment	—	(8)	—	(8)

Balance at March 31, 2020	456,512	(59)	374	456,827

Distributions to members	(578)	—	—	(578)
Noncontrolling interest distributions	—	—	(310)	(310)
Net income	148,335	—	571	148,906
Foreign currency translation adjustment	—	18	—	18

Balance at June 30, 2020	$604,269	$(41)	$635	$604,863

Balance at December 31, 2020 (audited)	$628,176	$9	$(145)	$628,040
Contributions from members	1,426	—	—	1,426
Distributions to members	(75,000)	—	—	(75,000)
Noncontrolling interest distributions	—	—	(620)	(620)
Net income	119,859	—	201	120,060
Accretion of CRNCI to redemption price	(32,725)	—	—	(32,725)
Foreign currency translation adjustment	—	(11)	—	(11)

Balance at March 31, 2021	$641,736	$(2)	$(564)	$641,170

See accompanying notes to unaudited consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Successor:

Balance at April 1, 2021	59,881,714	$6	7	$—	$758,243	$(71,813)	$—	131,318,286	$1,658,545	$2,344,981
Net (loss) income	—	—	—	—	—	2,265	—	—	(17,089)	(14,824)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	24	24
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(137)	(137)
Vesting of restricted stock units	—	—	—	—	49,278	—	—	—	—	49,278
Foreign currency translation adjustment	—	—	—	—	—	—	(27)	—	—	(27)

Balance at June 30, 2021	59,881,714	$6	7	$—	$807,521	$(69,548)	$(27)	131,318,286	$1,641,343	$2,379,295

See accompanying notes to unaudited consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the six months ended June 30, 2020
	Successor	Predecessor
Operating Activities
Net (loss) income	$(14,824)	$124,320	$103,879
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:	5,172	(6,277)	(221,079)

Net cash (used in) provided by operating activities	(9,652)	118,043	(117,200)

Investing Activities
Purchases and originations of mortgage loans held for investment	(1,241,085)	(1,151,925)	(2,056,834)
Proceeds/payments received on mortgage loans held for investment	689,215	677,777	681,376
Purchases and origination of mortgage loans held for investment, subject to nonrecourse debt	(12,319)	(12,247)	(20,429)
Proceeds/payments on mortgage loans held for investment, subject to nonrecourse debt	251,152	217,452	511,615
Purchases of debt securities	(1,449)	(557)	(9,044)
Proceeds/payments on debt securities	1,888	2,096	26,673
Purchases of mortgage servicing rights	(61)	(9,014)	—
Proceeds on sale of mortgage servicing rights	—	7,765	—
Acquisition of subsidiaries, net of cash acquired	(20,000)	(749)	364
Purchase of investments	—	—	(2,250)
Acquisition of fixed assets	(4,915)	(4,178)	(4,129)
Acquisition of deferred purchase price liability	—	—	—
Payments on deferred purchase price liability	(311)	(657)	(949)
Issuance of convertible notes receivable	—	(2,550)	—
DIP Financing	—	(35,260)	—

Net cash used in investing activities	(337,885)	(312,047)	(873,607)

Financing Activities
Proceeds from securitizations of reverse mortgage loans, subject to HMBS related obligations	795,334	602,172	898,118
Payments of HMBS related obligations	(597,892)	(506,142)	(1,002,412)
Proceeds from issuance of nonrecourse debt, net	600,595	579,518	1,645,039
Payments on nonrecourse debt	(498,966)	(658,300)	(512,689)
Proceeds from other financing lines of credit	8,758,149	10,027,696	15,347,541
Payments on other financing lines of credit	(8,620,873)	(9,660,588)	(15,354,635)
Debt issuance costs	(580)	(2,467)	(2,828)
Payments on notes payable	—	—	(10,000)
Principal payments under capital lease obligation	—	—	(415)
Member contributions	—	1,426	502
Member distributions	—	(75,000)	—
Settlement of CRNCI	(203,216)	—	—
Noncontrolling interest contributions	23	—	16
Noncontrolling interest distributions	(137)	(620)	(310)

Net cash provided by financing activities	232,437	307,695	1,007,927

Foreign currency translation adjustment	(1)	(7)	5

Net (decrease) increase in cash and restricted cash	(115,101)	113,684	17,125

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the six months ended June 30, 2020
	Successor	Predecessor
Cash and restricted cash, beginning of period	626,827	539,363	382,664

Cash and restricted cash, end of period	$511,726	$653,047	$399,789

Supplementary Cash Flows Information
Cash paid for interest	$68,186	$50,071	$206,536
Cash paid for taxes, net	1,521	63	276
Loans transferred to mortgage loans held for investment, at fair value, from mortgage loans held for investment, subject to nonrecourse debt, at fair value	242,650	283,428	238,811
Loans transferred to mortgage loans held for sale, at fair value, from mortgage loans held for investment, at fair value	3,084	—	777,256
Loans transferred to government guaranteed receivables from mortgage loans held for investment, at fair value, and mortgage loans held for investment, subject to nonrecourse debt, at fair value	79	71	72,469
Loans transferred to mortgage loans held for investment, subject to nonrecourse debt, at fair value, from mortgage loans held for investment, at fair value	505,378	272,098	1,885,291
Loans transferred to mortgage loans held for investment, subject to HMBS, at fair value, from mortgage loans held for investment, at fair value	701,375	42,909	—
See accompanying notes to unaudited consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the six months ended June 30, 2020
	Successor	Predecessor
Consideration Transferred
Total cash consideration	$342,270
Blocker rollover equity	221,811
Seller earnout contingent consideration	160,272
Tax receivable agreement obligations to the seller	31,950

Total consideration transferred	756,303
Noncontrolling interest	1,658,545

Total equity value	$2,414,848
Acquisition Related Activity
Assets Acquired
Cash and cash equivalents	$336,075
Restricted cash	305,292
Non-cash assets acquired:
Reverse mortgage loans held for investment, subject to HMBS related obligations at fair value	10,071,192
Mortgage loans held for investment, subject to nonrecourse debt at fair value	5,291,443
Mortgage loans held for investment, at fair value	1,100,544
Mortgage loans held for sale, at fair value	2,140,361
Debt securities	9,230
Mortgage servicing rights, at fair value	267,364
Derivative assets	116,479
Fixed assets and leasehold improvements, net	26,079
Intangible assets, net	717,700
Other assets, net	279,155

Total assets acquired	$20,660,914

Liabilities assumed
HMBS related obligations, at fair value	9,926,131
Nonrecourse debt, at fair value	5,227,942
Other financing lines of credit	3,340,345
Payables and other liabilities	669,048
Notes payable, net	353,924

Total liabilities assumed	19,517,390

Tangible net assets acquired	1,143,524

Goodwill	$1,271,324

See accompanying notes to unaudited consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	Organization and Description of Business
Finance of America Companies Inc. (“FoA”, “Company”, or “Successor”) was incorporated in Delaware on October 9, 2020. FoA is a financial services holding company which, through its operating subsidiaries, is a leading originator and servicer of residential mortgage loans and provider of complementary financial services.
FoA has a controlling financial interest in Finance of America Equity Capital LLC (“FoA Equity” or “Predecessor”). FoA Equity owns all of the outstanding equity interests or has a controlling financial interest in Finance of America Funding LLC (“FOAF”). FOAF wholly owns Finance of America Holdings LLC (“FAH”) and Incenter LLC (“Incenter” and collectively, with FoA Equity, FOAF and FAH, known as “holding company subsidiaries”).
The Company, through its holding company subsidiary, FAH, operates three lending companies, Finance of America Mortgage LLC (“FAM”), Finance of America Reverse LLC (“FAR”), and Finance of America Commercial LLC (“FACo”) (collectively, the “operating lending subsidiaries”). Through FAM and FAR, the Company originates, purchases, sells and securitizes conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as government sponsored entities (“GSEs”)), government-insured (Federal Housing Administration (“FHA”)), government guaranteed (Department of Veteran Affairs), and proprietary non-agency
residential and reverse mortgages. FACo serves as a specialty finance company which originates a variety of commercial mortgage loans to owners and investors of single and multi-family residential rental properties. The Company, through its other holding company subsidiary, Incenter, has operating service companies (the “operating service subsidiaries” and together with the operating lending subsidiaries, the “operating subsidiaries”) which provide lender services, title services, secondary markets advisory, mortgage trade brokerage, appraisal and capital management services to customers in the residential mortgage, student lending, and commercial lending industries. Incenter operates a foreign branch in the Philippines for fulfillment transactional support.
Impact of the
COVID-19
Pandemic
The
COVID-19
pandemic has adversely impacted global financial markets and contributed to significant volatility in market liquidity and yields required by market investors in the type of financial instruments originated by the Company’s primary operating subsidiaries. The full impact of the
COVID-19
pandemic continues to evolve as of the date of this report. The Company’s management is actively monitoring the global situation and its effect on the Company’s financial condition, liquidity, operations, industry, and workforce. Further, the Company cannot estimate the length or gravity of the impact that the
COVID-19
pandemic will have on the residential mortgage and commercial lending industries. As of June 30, 2021 (Successor), 551 clients, or 0.57% of the total serviced portfolio, have entered into a forbearance plan as a result of the economic impacts caused by
COVID-19.
As the pandemic continues, it has the potential to cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets and liquidity in fiscal year 2021.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements comprise the financial statements of FoA and its controlled subsidiaries for the Successor period from April 1, 2021 to June 30, 2021 and the financial statements of FoA Equity and its controlled subsidiaries for the Predecessor periods from January 1, 2021 to March 31, 2021 and for the three months ended and six months ended June 30, 2020. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Consolidated Statement of Financial Condition as of December 31, 2020 has been derived from the audited consolidated financial statements of the Predecessor as of and for the year ended December 31, 2020. In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The consolidated interim financial statements, including the significant accounting policies, should be read in conjunction with the audited consolidated financial statements of FoA Equity and notes thereto for the year ended December 31, 2020 (Predecessor).

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

On October 12, 2020, the Company, Replay Acquisition Corp. (“Replay”) and FoA Equity entered into the Transaction Agreement pursuant to which Replay agreed to combine with FoA Equity in a series of transactions that resulted in the formation of the Company as a publicly traded company on the New York Stock Exchange (“NYSE”), and the Company controlling FoA Equity in an
“UP-C”
structure (collectively, the “Business Combination”). At the closing of the Business Combination (the “Closing”) on April 1, 2021 (the “Closing Date”), Replay domesticated into a Delaware corporation and the Company was formed. See Note 4—Acquisitions for additional information.
The consolidated financial statements include the accounts of the Predecessor, prior to the Business Combination, which was determined to be FoA Equity, a limited liability company that was formed in July 2020. Prior to the Business Combination, FoA Equity was a wholly owned subsidiary of UFG Holdings LLC (“UFG”). FoA Equity owned all of the outstanding equity interests or had a controlling financial interest in FOAF. FAH and Incenter LLC, which were wholly owned subsidiaries of FOAF, as well as their consolidated operating lending subsidiaries and operating service subsidiaries. See Note 1—Organization and Description of Business for additional information.
The significant accounting policies described below, together with the other notes that follow, are an integral part of the consolidated financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its controlled subsidiaries and certain variable interest entities (“VIEs”) where the Company is the primary beneficiary. The Company is deemed to be the primary beneficiary of a VIE when it has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (2) exposure to benefits and/or losses that could potentially be significant to the entity. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that the Company became the primary beneficiary through the date that the Company ceases to be the primary beneficiary.
FoA Equity consolidates the accounts of Finance of America Commercial Holdings LLC (“FACo Holdings”), which is a direct subsidiary of FAH and an indirect parent company of FACo. Through the date of the Business Combination, the noncontrolling interests of FACo Holdings met the definition of contingently redeemable financial instruments for which the ability to redeem was outside the control of the consolidating entity. The Contingently Redeemable Noncontrolling Interest (“CRNCI”) in this subsidiary was shown as a separate caption between liabilities and equity. Any income or losses attributable to the CRNCI were shown as an addition to or deduction from CRNCI in the Consolidated Statements of Financial Condition. All significant intercompany balances and transactions were eliminated. See Note 25—Changes in CRNCI for further discussion of the CRNCI and additions to or deductions from the CRNCI balance.
Business Combinations
The Company applies the acquisition method to all transactions and other events in which the entity obtains control over one or more other businesses. Assets acquired and liabilities assumed are measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized at the acquisition date and re-measured
at fair value in each subsequent reporting period. Goodwill is recognized if the consideration transferred exceeds the fair value of the net assets acquired.
Under ASC 805 there is an option to apply push-down accounting, which establishes a new basis for the assets and liabilities of the acquired company based on a “push down” of the acquirer’s stepped-up basis. The push-down accounting election is made in the reporting period in which the change-in-control event occurs. FoA has elected push-down accounting for the Business Combination, and will record the push-down entries at FoA Equity.
Goodwill
Goodwill is the excess of the purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of October 1 and monitored for interim triggering events on an ongoing basis. If certain events occur, which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, the Company considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, etc. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Changes

1
3

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

in economic and operating conditions could result in goodwill impairment in future periods. In testing goodwill for impairment, the Company performs a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, the Company will compare the fair value of that reporting unit with its carrying value including goodwill. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.
Intangible Assets, Net
Intangible assets, net, primarily consist of trade names, customer lists, and broker relationships acquired through various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives. Amortization expense of intangibles is included in general and administrative expenses on the Consolidated Statements of Operations. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
Warrant Liability
The Company accounts for warrants for the Company’s Class A Common Stock as liabilities at fair value within payables and other liabilities on the Consolidated Statements of Financial Condition because the warrants do not meet the criteria for classification within equity. The warrants are subject to remeasurement at each statement of financial condition date and any change in fair value is recognized within other, net in the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants.
Tax Receivable Agreement Obligation
In connection with the Business Combination, concurrently with the Closing, the Company entered into Tax Receivable Agreements (“TRA”) with certain owners of FoA Equity prior to the Business Combination (the “TRA Parties”). The TRAs generally provide for the payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of units in connection with or following the Business Combination and certain distributions with respect to units, (ii) the Company’s utilization of certain tax attributes attributable to Blackstone Tactical Opportunities Associates—NQ L.L.C., a Delaware limited partnership, shareholders (“Blocker GP”), and (iii) certain other tax benefits related to entering into the TRAs, including tax benefits attributable to making payments under the TRAs. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state and local tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the TRAs, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits.
The payments that FoA may make under the TRAs are expected to be substantial. The payments under the TRAs are not conditioned upon continued ownership of FoA or FoA Equity by the Continuing Unitholders.
The Company accounts for the effects of these increases in tax basis and associated payments under the TRAs arising from exchanges in connection with the Business Combination as follows:

•	records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange;

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

•
to the extent we estimate that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, the Company reduces the deferred tax asset with a valuation allowance; and

•
initial measurement of the obligations is at fair value on the acquisition date. Subsequently, the liability will be remeasured at fair value each reporting period, with any changes in fair value recognized through earnings.

The Company records obligations under the TRAs resulting from future exchanges at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in
capital.
As of June 30, 2021 (Successor), the Company had a liability of $32.8 million related to its projected obligations under the TRA, which is included in deferred purchase price liabilities within payables and other liabilities on the Consolidated Statements of Financial Condition.
Income Taxes
Prior to the Business Combination, a portion of the Company’s earnings were subject to certain U.S. Federal and foreign taxes. Subsequent to the Transaction, the portion of earnings allocable to the Registrant is subject to corporate level tax rates at the federal, state and local levels. Therefore, the amount of income taxes recorded prior to the Business Combination are not representative of the expenses expected in the future.
The computation of the effective tax rate and provision at each interim period requires the use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income that is subject to tax, permanent differences between the Company’s GAAP earnings and taxable income, and the likelihood of recovering deferred tax assets existing as of the balance sheet date. The estimates used to compute the provision for income taxes may change throughout the year as new events occur, additional information is obtained or as tax laws and regulations change. Accordingly, the effective tax rate for future interim periods may vary materially.
The Company accounts for income taxes pursuant to the asset and liability method which requires it to recognize current tax liabilities or receivables for the amount of taxes it estimates are payable or refundable for the current year, deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents a potential future obligation to the taxing authority for a tax position that was not recognized. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable and are recognized as general and administrative expenses.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Seller Earnout
The equity owners of FoA Equity prior to the Closing are entitled to receive an earnout exchangeable for Class A Common Stock if, at any time during the six years following Closing, the volume weighted average price (the “VWAP”) of Class A Common Stock with respect to a trading day is greater than or equal to $12.50 for any 20 trading days within a consecutive
30-trading-day
period, 50% of the earnout units issued to sellers (in conjunction with the Sponsor shares defined below, the “Earnout Securities”) will be issued; and if, at any time during the six years following Closing, the VWAP is greater than or equal to $15.00 for any 20 trading days within a consecutive
30-trading-day
period, the remaining 50% of the Earnout Securities will be issued.
The seller earnout is accounted for as contingent consideration and classified as equity. The seller earnout was measured at fair value upon the consummation of the Business Combination, the date of issuance, and will not be subsequently remeasured. The settlement of the seller earnout will be accounted for within equity, if and when, the First or Second Achievement Date occurs.
Sponsor Earnout
The Company classified the Sponsor Earnout Agreement as an equity transaction measured at fair value upon the consummation of the Business Combination, the date of issuance, and will not be subsequently remeasured. Additionally, the settlement of the Sponsor Earnout Agreement will be accounted for within equity, if and when the First or Second Earnout Achievement Date occurs. See Note 34—Sponsor Earnout for additional information
.
Noncontrolling Interest
Noncontrolling interest represents the Company’s noncontrolling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A Common Stock ownership of the Company. Net (loss) income is reduced by the portion of net (loss) income that is attributable to noncontrolling interests as well as special allocations related to the Amended and Restated Long-Term Incentive Plan (“A&R MLTIP”) as defined in the FoA Equity LLC Agreement.
Equity-Based Compensation
Equity-based compensation with service conditions made to employees is measured based on the grant date fair value of the awards and recognized as compensation expense over the period during which the recipient is required to perform services in exchange for the award (the requisite service period). The Company has elected to use a straight-line attribution method for recognizing compensation costs relating to awards that have service conditions only. Forfeitures are recorded as they occur.
For equity-based compensation where there are market conditions as well as service conditions to vesting, the grant date fair value of the awards is recognized as compensation expense using the graded-vesting method over the requisite service period for each separately vesting tranche of the award as if they were multiple awards.
Earnings Per Share
Basic net income per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the Successor period. Diluted net income per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share based compensation awards outstanding during the Successor period.
For the Predecessor periods, FoA Equity’s capital structure consisted of a single class of outstanding membership units which were held by one member, UFG. Therefore, the Company omitted earnings per unit for the Predecessor periods presented due to the limited number of LLC unit holders.
Reclassifications
Certain amounts from the prior period consolidated financial statements have been reclassified to conform to the current period financial presentation.

1
6

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Recently Adopted Accounting Guidance

Standard	Description	Effective Date	Effect on Consolidated Financial Statements
ASU
2016-13
, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, ASU
2019-04,
Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU
2019-05,
Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, ASU
2019-10,
Financial Instruments—Credit Losses (Topic 326), ASU
2019-11,
Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU
2020-03,
Codification Improvements to Financial Instruments
Requires use of the current expected credit loss model that is based on expected losses (net of expected recoveries), rather than incurred losses, to determine our allowance for credit losses on financial assets measured at amortized cost, certain net investments in leases and certain off-balance
sheet arrangements.

Replaces current accounting for purchased credit impaired (“PCI”) and impaired loans.

Amends the other-than-temporary impairment model for available for sale debt securities. The new guidance requires that credit losses be recorded through an allowance approach, rather than through permanent write-downs for credit losses and subsequent accretion of positive changes through interest income over time.
January 2020	The Company determined that certain servicer advances and other receivables, net of reserves included in other assets are within the scope of ASU
2016-13.
The Company determined that these receivables have limited expected credit-related losses due to the contractual servicing agreements with agencies and loan product guarantees. Furthermore, the Company determined that for outstanding servicer and other advances, the majority of estimated losses are attributable to losses due to operational servicing defects and credit-related losses are not significant because of the contractual relationship with the agencies. The adoption of ASU
2016-13
did not have a material impact on the Company’s consolidated financial statements.

ASU 2018-17 , Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities	The amendments in this Update require that indirect interests held through related parties under common control be considered on a proportional basis when determining whether fees paid to decision makers or service providers are variable interests. These amendments align with the determination of whether a reporting entity within a related party group is the primary beneficiary of a VIE.	January 2020	The Company adopted this guidance using the prospective method of adoption. Adoption of this standard did not have a material impact on the consolidated financial statements.

ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
Historical guidance for goodwill impairment testing prescribed that the Company must compare each reporting unit’s carrying value to its fair value. If the carrying value exceeds fair value, an entity performs the second step, which assigns the reporting unit’s fair value to its assets and liabilities, including unrecognized assets and liabilities, in the same manner as required in purchase accounting and then records an impairment. This ASU eliminates the second step.

Under the new guidance, an impairment of a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit.
		January 2020	The Company adopted this guidance using the prospective method of adoption. Adoption of this standard did not have a material impact on the consolidated financial statements.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Standard	Description	Effective Date	Effect on Consolidated Financial Statements
ASU 2018-13 , Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurements, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. Certain disclosure requirements were either removed, modified, or added.

This guidance removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurement methodologies, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to for the disclosure of a) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and b) the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.
		January 2020	The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASU
2018-15
, Intangibles—Goodwill and Other—Internal- Use Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	The amendments in this Update align the requirements for capitalizing implementation costs incurred in a service-contract hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an
internal-use
	software license).	January 2020	The Company adopted this guidance using the prospective method of adoption. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This amendment simplifies various aspects of the guidance on accounting for income taxes.	January 2021	The Company adopted this guidance using the prospective method of adoption. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Recently Issued Accounting Guidance, Not Yet Adopted as of June 30, 2021

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ASU 2021-01, Reference Rate Reform (Topic 848): Codification Clarification
The amendments in this Update provide temporary optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate (“LIBOR”) or other interbank offered rates expected to be discontinued.

In January 2021,
FASB issued an Update which refines the scope of ASU Topic 848 and clarifies the guidance issued to facilitate the effects of reference rate reform on financial reporting. The amendment permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements and calculating price alignment interest in connection with reference rate reform activities.
TBD
This ASU is effective from March 12, 2020 through December 31, 2022.

If LIBOR ceases to exist or if the methods of calculating LIBOR change from the current methods for any reasons, interest rates on our floating rate loans, obligation derivatives, and other financial instruments tied to LIBOR rates, may be affected and need renegotiation with its lenders.

The Company continues to assess the potential impact that the adoption of this ASU will have on the Company’s consolidated financial statements and related disclosures.

ASU
2021-04,
Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic
470-50),
Compensation—Stock Compensation(Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options	The amendments in this Update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share.	January 2022
This ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.

The adoption of this standard is not expected to have any material impact on the Company’s consolidated financial statements as it currently does not apply.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

3.	Variable Interest Entities and Securitizations
The Company determined that the SPEs created in connection with its securitizations are VIEs. A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests has both the power to direct the activities that significantly impact the VIE’s economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
FACo
FACo securitizes certain of its interests in fix & flip mortgages. The transactions provide debt security holders the ability to invest in a pool of performing loans secured by an investment in real estate. The transactions provide FACo with access to liquidity for the loans and ongoing management fees. The principal and interest on the outstanding debt securities are paid using the cash flows from the underlying loans, which serve as collateral for the debt.
In April 2021, FACo executed its optional redemption of outstanding securitized notes related to the 2018, 2019, and 2020 ANTLR securitizations. As part of the optional redemption, FACo paid off notes with an outstanding principal balance of $175.3 million. The notes were paid off at par.
FAR
FAR securitizes certain of its interests in
non-performing
reverse mortgages and
non-agency
reverse mortgage loans. The transactions provide investors with the ability to invest in a pool of reverse mortgage loans secured by one-to-four-family
residential properties. The transactions provide FAR with access to liquidity for these assets, ongoing servicing fees, and potential residual returns. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying reverse mortgage loans, which serve as collateral for the debt. The securitizations are callable at or following the optional redemption date as defined in the respective indenture agreements.
In February 2021, FAR executed its optional redemption of outstanding securitized notes related to outstanding nonperforming HECM securitizations. As part of the optional redemption, FAR paid off notes with an outstanding principal balance of $294.2 million. The notes were paid off at par.
In April 2021, FAR executed its optional redemption of outstanding securitized notes related to outstanding non-agency
reverse mortgage securitizations. As part of the optional redemption, FAR paid off notes with an outstanding principal balance of $239.8 million, accrued interest of $6.3 million and discount of $3.7 million.
In their capacity as servicer of the securitized loans, FACo and FAR retain the power to direct the VIE’s activities that most significantly impact the VIEs economic performance. FACo and FAR also retain certain beneficial interests in these trusts which provide exposure to potential gains and losses based on the performance of the trust. As FACo and FAR have both the power to direct the activities that significantly impact the VIE’s economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the definition of primary beneficiary is met and the trusts are consolidated by the Company through its FACo and FAR subsidiaries.
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the Successor period from April 1, 2021 to June 30, 2021 or the Predecessor period from January 1, 2021 to March 31, 2021. There were also no charge-offs associated with these transferred mortgage loans for the Predecessor periods for the three months ended June 30, 2020 or for the six months ended June 30, 2020.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Consolidated Statements of Financial Condition and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
ASSETS
Restricted cash	$334,984	$293,580
Mortgage loans held for investment, subject to nonrecourse debt, at fair value
2021 FASST JR1	562,333	—
2021 FASST HB1	506,482	—
2019 FASST JR2	437,641	488,760
2020 FASST HB2	397,121	398,480
2018 FASST JR1	395,716	449,069
2019 FASST JR3	370,209	450,703
2020 FASST JR3	341,385	372,015
2019 FASST JR4	331,302	377,265
2020 FASST S3	313,728	316,774
2020 FASST JR2	312,160	341,439
2019 FASST JR1	295,605	331,244
2020 FASST S2	289,129	311,721
2021 RTL1 ANTLR	234,942	—
2018 FASST JR2	234,665	264,622
2020 FASST JR4	228,248	237,100
2020 FASST S1	173,955	189,243
2020 FASST JR1	—	263,266
2020 RTL1 ANTLR	—	137,989
2018 RTL1 ANTLR	—	82,393
2019 RTL1 ANTLR	—	118,161
2020 FASST HB1	—	265,923
Other assets	76,056	79,528

TOTAL ASSETS	$5,835,661	$5,769,275

LIABILITIES
Nonrecourse debt, at fair value
2021 FASST HB1	$537,618	$—
2021 FASST JR1	534,444	—
2020 FASST HB2	448,333	474,599
2019 FASST JR2	447,966	487,966
2018 FASST JR1	412,370	458,279
2019 FASST JR3	394,096	445,691
2020 FASST JR3	333,373	354,762
2019 FASST JR4	332,846	368,963
2019 FASST JR1	317,778	343,544
2020 FASST S2	302,253	314,144
2020 FASST S3	301,631	309,713
2020 FASST JR2	296,093	313,057
2021 RTL1 ANTLR	268,428	—
2018 FASST JR2	243,734	269,741
2020 FASST JR4	209,035	228,804
2020 FASST S1	178,704	191,189
2020 FASST JR1	—	250,988
2020 RTL1 ANTLR	—	140,839
2018 RTL1 ANTLR	—	80,767
2019 RTL1 ANTLR	—	127,981
2020 FASST HB1	—	298,914
Payables and other liabilities	117	291

TOTAL VIE LIABILITIES	5,558,819	5,460,232

Retained bonds and beneficial interests eliminated in consolidation	(198,099)	(202,187)

TOTAL CONSOLIDATED LIABILITIES	$5,360,720	$5,258,045

FAM
FAM securitizes certain of its interests in agency-eligible residential mortgage loans. The transaction provides investors with the ability to invest in a pool of mortgage loans secured by one-to-four-family
residential properties and provides FAM with access to liquidity for these assets and ongoing servicing fees. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. In May 2021, FAM established the Hundred Acre Wood Trust 2021-INV1 (“HAWT 2021-INV1”) trust for the sole purpose of acquiring mortgage loans for securitization. In June 2021, FAM executed the HAWT 2021-INV1 securitization, where FAM’s beneficial interest in the securitization is limited to its U.S. Risk Retention Certificates,
a
5
% eligible vertical interest in the Trust. The Company determined that the securitization structure meets the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitization and that the contractual role as servicer is not a variable interest and does not give the Company the power to direct the activities that most significantly affect the economic performance of the VIE. The transfer of the loans to the VIE was determined to be a sale. The Company derecognized the mortgage loans and did not consolidate the trust.
FAM’s continuing involvement with and exposure to loss from the VIE includes the carrying value of the retained bond, the servicing asset recognized in the sale of the loans, servicing advances in the role as servicer, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the VIE have no recourse to FAM’s assets or general credit. The underlying performance of the mortgage loans transferred has a direct impact on the fair values and cash flows of the beneficial interests held and the servicing asset recognized.
As of June 30, 2021 (Successor), the interests retained upon transfer of the mortgage loans consisted of an interest in each class of securities issued by the VIE and had an initial fair value of $15.7 million. The servicing asset recognized upon sale of the mortgage loans to the VIE had an initial fair value of $1.1 million. Cash proceeds from the securitization were $299.0 million. The Company recorded a gain on sale on the securitization of $12.5 million.
The following table presents a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor and that were not consolidated by the Company:

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Unconsolidated Securitization Trusts:
Total collateral balances – UPB	$300,318	$—

Total certificate balances	$300,047	$—

As of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), there were $0.1 million of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or less past due.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

4.	Acquisitions
On October 12, 2020, the Company, Replay and FoA Equity entered into a Transaction Agreement (the “Transaction Agreement”) pursuant to which Replay agreed to combine with FoA Equity in a series of transactions that resulted in the Company becoming a publicly-traded company on the New York Stock Exchange (“NYSE”) and controlling FoA Equity in an
“UP-C”
structure. At the Closing on April 1, 2021, Replay domesticated into a Delaware corporation, and the Company was formed. Following the Closing, the public investors hold Class A Common Stock representing approximately a 31.3% economic interest, and BTO Urban Holdings L.L.C., a Delaware limited liability company (“BTO Urban”), Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., a Delaware limited partnership (“ESC”), Libman Family Holdings LLC, a Connecticut limited liability company (“Family Holdings”), The Mortgage Opportunity Group LLC, a Connecticut limited liability company (“TMO”), L and TF, LLC, a North Carolina limited liability company (“L&TF”), UFG Management Holdings LLC, a Delaware limited liability company (“Management Holdings”), and Joe Cayre (each of BTO Urban, ESC, Family Holdings, TMO, L&TF, Management Holdings and Joe Cayre, a “Seller” and, collectively, the “Sellers” or the “Continuing Unitholders”) retain a 68.7%
economic interest in FoA Equity in the form of Class A LLC Units. Additionally, the Company issued to the Continuing Unitholders shares of Class B Common Stock, which have no economic rights but entitle each holder to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which shareholders of the Company are entitled to vote generally. Subsequent to the Closing, the Company controls FoA Equity as the sole appointer of the board of managers and is a holding company with no assets or operations other than its equity interest in FoA Equity.
The Business Combination was accounted for using the acquisition method with the Company as the accounting acquirer. Under the acquisition method of accounting, the Company’s assets and liabilities were recorded at carrying value, and the assets and liabilities associated with FoA Equity were recorded at estimated fair value as of the Closing Date. The excess of the purchase price over the estimated fair values of the net assets acquired was recognized as goodwill. For accounting purposes, the acquirer is the entity that has obtained control of another entity and, thus, consummated a business combination. The determination of whether control has been obtained begins with the evaluation of whether control should be evaluated based on the variable interest or voting interest model. If the acquiree is a variable interest entity, the primary beneficiary would be the accounting acquirer. FoA Equity met the definition of a variable interest entity, and the Company was determined to be the primary beneficiary.
As a result of the Business Combination, the Company’s financial statement presentation distinguishes FoA Equity as the “Predecessor” through the Closing Date. FoA is the “Successor” for periods after the Closing Date. As a result of the application of the acquisition method of accounting in the Successor period, the consolidated financial statements for the Successor period are presented on a full step-up
basis, and are therefore not comparable to the consolidated financial statements of the Predecessor period that are not presented on the same full step-up
basis.
The consolidated financial statements will not be retrospectively adjusted for any provisional amount changes that occur in subsequent periods. Rather, any provisional amount adjustments will be recognized during the reporting period in which the adjustments are determined. The Company will also be required to record, in the same period’s consolidated financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting had been completed at the Closing Date. The purchase price allocation, while provisional, has been substantially completed. The allocation will be finalized as soon as practicable, but no later than one year from the Closing Date.

The following table summarizes the provisional estimated fair value of consideration transferred, noncontrolling interest equity value, assets acquired and liabilities assumed in conjunction with the Business Combination (in thousands):

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Consideration transferred:
Total cash consideration	$342,270
Blocker rollover equity	221,811
Seller earnout contingent consideration (1)	160,272
Tax receivable agreement obligations to the seller	31,950

Total consideration transferred	756,303
Noncontrolling interest	1,658,545

Total equity value	$2,414,848

Assets acquired:
Cash and cash equivalents	$336,075
Restricted cash	305,292
Reverse mortgage loans held for investment, subject to HMBS related obligations, at fair value	10,071,192
Mortgage loans held for investment, subject to nonrecourse debt, at fair value	5,291,443
Mortgage loans held for investment, at fair value	1,100,544
Mortgage loans held for sale, at fair value	2,140,361
Debt securities	9,230
Mortgage servicing rights, at fair value	267,364
Derivative assets	116,479
Fixed assets and leasehold improvements, net	26,079
Intangible assets, net (2)	717,700
Other assets, net	279,155

Total assets acquired	$20,660,914

Liabilities assumed:
HMBS related obligations, at fair value	$9,926,131
Nonrecourse debt, at fair value	5,227,942
Other financing lines of credit	3,340,345
Payables and other liabilities	669,048
Notes payable, net	353,924

Total liabilities assumed	$19,517,390

Net identifiable assets acquired	1,143,524

Goodwill (3)	$1,271,324

(1)
Represents the estimated fair market value of earnout shares issued to Sellers, which will be settled with shares of Class A Common Stock and is accounted for as equity classified contingent consideration. These estimated fair values are preliminary and subject to adjustments in subsequent periods.

(2)
Intangible assets were identified that met either the separability criterion or contractual legal criterion. The evaluations of the facts and circumstances available as of April 1, 2021, to assign provisional fair values to assets acquired and liabilities assumed are ongoing, including the assessments of the economic characteristics of intangible assets. These evaluations may result in changes to the provisional amounts recorded based on third-party valuations performed. The indefinite lived trade names and definite lived trade names intangible assets represent the values of all the Company’s trade names. The broker/customer relationships intangible asset represents the existing broker/customer relationships.

2
4

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Identifiable intangible assets	Provisional Fair value (in thousands)	Provisional Useful life (in years)
Indefinite lived trade names	$178,000	N/A
Definite lived trade names	8,800	10
Broker/customer relationships	530,900	8-15

Total	$717,700

(3)
Goodwill represents the excess of the gross consideration transferred over the provisional fair value of the underlying net tangible and identifiable intangible assets acquired. Goodwill represents future economic benefits arising from acquiring FoA Equity, primarily due to its strong market position and its assembled workforce that are not individually identified and separately recognized as intangible assets. Approximately
 $
85.2

million of the goodwill recognized is expected to be deductible for income tax purposes.

There were certain transaction expenses contingent on the Closing (i.e. the change-in-control
event). Given these expenses were triggered by the successful Closing of the Business Combination, the payment of $
5.0
 million is considered to have been incurred “on the line”, i.e., these expenses are not presented in either the predecessor or successor periods.
The following unaudited pro forma financial information presents the results of operations as if the Business Combination had occurred on January 1, 2020. The unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Pro forma revenues	$387,014	$454,249	$895,203	$639,377
Pro forma net income	19,672	100,413	111,055	7,121
Pro forma net income attributable to controlling interest	6,748	27,492	37,734	12,985
Pro forma net income (loss) attributable to noncontrolling interest	12,924	72,921	73,321	(5,864)
Renovate America Inc.
On March 26, 2021, in order to expand it’s product base to home improvement loans, the Company acquired certain assets and operations of Renovate America Inc. (“RAI”), that constitute a business for purposes of ASC 805, in a business combination for
 $
43.5

million predominantly paid in cash at closing. A fair value estimate of

$
36.0

million in net assets were acquired with the purchase, consisting primarily of purchased loans, with the remaining
$
7.5

million of the purchase price being allocated to goodwill.
Parkside
On May 14, 2021, in order to further strengthen its position in the wholesale mortgage originations, the Company acquired certain assets and operations of Parkside Lending, LLC (“Parkside”), that constitute a business for purposes of ASC 805, in a business combination for

$
20.0

million cash paid at closing. The Company acquired certain key contracts and real property leases, as well as proprietary materials, intellectual property, and workforce. In addition to the initial cash purchase price, an earnout liability of $7.0 million was recorded for future contingent consideration payments that are tied to Parkside achieving certain specified profitability metrics, with the offset allocated to goodwill. The total amount of cash consideration and earnout liability of $27.0 million have been allocated to goodwill.
The RAI and Parkside transactions will be accounted for using the acquisition method. Under the acquisition method of accounting, RAI and Parkside’s assets and liabilities will be recorded at estimated fair value as of the acquisition dates with the excess of the purchase prices over the estimated fair values of the net assets acquired, if applicable, recognized as goodwill. Additional disclosures required by ASC 805 with respect to the RAI and Parkside acquisitions have been omitted because the information is immaterial to the financial statements.

2
5

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

5.	Fair Value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on the assumptions market participants would use when pricing an asset or liability and follows a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
All aspects of nonperformance risk, including the Company’s own credit standing, are considered when measuring the fair value of a liability.
Following is a description of the three levels:
Level 1 Inputs: Quoted prices for identical instruments in active markets.
Level 2 Inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs: Instruments with unobservable inputs that are significant to the fair value measurement.
The Company classifies assets in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy for the Successor period from April 1, 2021 to June 30, 2021 or for the Predecessor period from January 1, 2021 to March 31, 2021. There were no transfers for the Predecessor for the three months ended and six months ended June 30, 2020.
Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and the details of the valuation models, key inputs to those models and significant assumptions utilized. Within the assumption tables presented, not meaningful (“NM”) refers to a range of inputs that is too broad to provide meaningful information to the user or to an input that has no range and consists of a single data point.
Reverse Mortgage Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
HECM loans securitized into Ginnie Mae (“GNMA”) HMBS are not actively traded in open markets with readily observable market prices.
The Company values HECM loans securitized into GNMA HMBS utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio using prepayment, borrower mortality, borrower draw and discounts rate assumptions management believes a market participant would use in estimating fair value. The significant unobservable inputs used in the measurement include:
Conditional Repayment Rate—The Company projects borrower prepayment rates which considers borrower age and gender and is based on historical termination rates. The outputs of borrower prepayment rates, which include both voluntary and involuntary prepayments, are utilized to anticipate future terminations.
Loss Frequency and Severity—Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution. Loss frequency and severity represent the frequency of losses and the losses associated with loans that are liquidated through a foreclosure sale, net of claim proceeds. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and, as servicer, the Company is exposed to losses upon resolution of the loan. Loss frequency and severity are based upon the historical experience with specific loan resolution waterfalls.

2
6

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Due and Payable Triggers—The input for terminations not attributable to an FHA assignment is based on historical foreclosure and liquidation experience.
Discount Rate—derived based upon reference to yields required by market participants for recent transactions in the HECM loan bulk market adjusted based upon weighted average life of the loan portfolio. This rate reflects what the Company believes to be a market participant’s required yield on HECM loans of similar weighted average lives. The yield spread is applied over an interpolated benchmark curve or as a spread over a collateral forward curve.
Average Draw Rates—The draw curve is estimated based upon the historical experience with the specific product type contemplating the borrower’s age and loan age.
Changes to any of these assumptions could result in significantly different valuation results. The Company classifies reverse mortgage loans held for investment as Level 3 assets within the GAAP hierarchy, as they are dependent on unobservable inputs.
The following table presents the weighted average significant unobservable inputs used in the fair value measurement of reverse mortgage loans held for investment, subject to HMBS related obligations, for the periods indicated:

	June 30, 2021		December 31, 2020
	Predecessor		Successor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Conditional repayment rate	NM	20.3%	NM	20.0%
Loss frequency	NM	4.3%	NM	4.4%
Loss severity	4.9% - 11.7%	5.2%	5.1% - 13.3%	5.4%
Discount rate	NM	1.9%	NM	1.6%
Average draw rate	NM	1.1%	NM	1.1%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.
Mortgage Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Reverse Mortgage Loans
Reverse mortgage loans held for investment, subject to nonrecourse debt, include HECM loans previously purchased out of GNMA HMBS pools and non
FHA-insured
jumbo reverse mortgages, which have been subsequently securitized and serve as collateral for the issued debt. These loans are not traded in active and open markets with readily observable market prices. The Company classifies reverse mortgage loans held for investment, subject to nonrecourse debt as Level 3 assets within the GAAP hierarchy.
HECM Buyouts—Securitized (Nonperforming)
The Company values nonperforming securitized HECM buyouts utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using conditional repayment, loss frequency and severity, borrower mortality, and discount rate assumptions management believes a market participant would use in estimating fair value.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the weighted average significant unobservable inputs used in the fair value measurement of nonperforming securitized HECM buyouts for the periods indicated:

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Conditional repayment rate	NM	40.6%	NM	42.9%
Loss frequency	25.0% - 100.0%	52.5%	25.0% - 100.0%	54.8%
Loss severity	4.9% - 11.7%	7.0%	5.1% - 13.3%	7.5%
Discount rate	NM	3.6%	NM	4.1%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.
HECM Buyouts—Securitized (Performing)
The Company values performing securitized HECM buyouts utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using conditional repayment, loss frequency and severity, borrower mortality, and discount rate assumptions management believes a market participant would use in estimating fair value.
The following table presents the weighted average significant unobservable inputs used in the fair value measurement of performing securitized HECM buyouts for the periods indicated:

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Weighted average remaining life in years	NM	8.7	NM	8.5
Conditional repayment rate	NM	13.7%	NM	14.7%
Loss severity	4.9% - 11.7%	8.6%	5.1% - 13.3%	7.7%
Discount rate	NM	3.4%	NM	3.5%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.
Non-Agency
Reverse Mortgage—Securitized
The Company values securitized
non-agency
reverse mortgage loans utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio using loan to value, repayment, pool-level losses, home price appreciation, and discount rate assumptions. The following table presents the significant unobservable inputs used in the fair value measurements of non-agency
reverse mortgage loans for the periods indicated:

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Weighted-average remaining life in years	NM	7.1	NM	6.9
Loan to value	0.1% - 75.7%	50.0%	9.0% - 73.1%	48.2%
Conditional repayment rate	NM	19.2%	NM	18.7%
Loss severity	NM	10.0%	NM	10.0%
Home price appreciation	3.9% - 8.8%	5.9%	1.1% - 8.9%	5.6%
Discount rate	NM	3.7%	NM	3.6%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.
Commercial Mortgage Loans
Fix & Flip—Securitized
The securitized Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from
9-18
months. This product is valued using a discounted cash flow model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of securitized Fix & Flip mortgage loans for the periods indicated:

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Prepayment rate (SMM)	NM	15.3%	NM	17.1%
Discount rate	5.1% - 10.0%	5.1%	6.7% - 10.0%	6.7%
Loss frequency	0.3% - 77.2%	0.7%	0.2% - 44.0%	0.6%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.
Mortgage Loans Held for Investment, at Fair Value
Reverse Mortgage Loans
Reverse mortgage loans held for investment, at fair value, consists of originated or purchased HECM and non-agency
reverse mortgage loans not yet securitized, unsecuritized tails, and certain HECMs purchased out of GNMA HMBS (“Inventory Buyouts”) that the Company intends to securitize for purposes of serving as collateral for future securitization transfers.
Originated or purchased HECM loans held for investment are valued predominantly by utilizing forward HMBS prices for similar pool characteristics and based on observable market data. These amounts are further adjusted to include future cash flows that would be earned for servicing the HECM loan over the life of the asset.
Unsecuritized tails consists of performing and nonperforming repurchased loans. The fair value of performing unsecuritized tails are valued at current pricing levels for similar GNMA HMBS. The fair value of nonperforming unsecuritized tails is based on expected claim proceeds from the Department of Housing and Urban Development (“HUD”) upon assignment of the loans.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The fair value of repurchased loans is based on expected cash proceeds of the liquidation of the underlying properties and expected claim proceeds from HUD. The primary assumptions utilized in valuing nonperforming repurchased loans include loss frequency and loss severity. Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution, including assignments to FHA. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and as servicer, the Company is exposed to losses upon resolution of the loan.
The Company classifies reverse mortgage loans held for investment, at fair value as Level 3 assets within the GAAP hierarchy.
Inventory Buyouts
The fair value of Inventory Buyouts is based on the expected cash proceeds of the liquidation of the underlying properties and expected claim proceeds from HUD. The primary assumptions utilized in valuing Inventory Buyouts include loss frequency and loss severity. Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution, including assignments to FHA. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and as servicer, the Company is exposed to losses upon resolution of the loan.
The Company values Inventory Buyouts utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using conditional repayment, loss frequency and severity, borrower mortality, and discount rate assumptions management believes a market participant would use in estimating fair value.
The following table presents the weighted average significant unobservable inputs used in the fair value measurement of Inventory Buyouts classified as reverse mortgage loans held for investment for the periods indicated:

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Conditional repayment rate	NM	45.8%	NM	44.0%
Loss frequency	NM	53.6%	NM	46.9%
Loss severity	NM	9.4%	NM	10.5%
Discount rate	NM	3.6%	NM	4.1%
Non-Agency
Reverse Mortgage Loans
The fair value of
non-agency
reverse mortgage loans is based on values for investments with similar investment grade ratings and the value the Company would expect to receive if the whole loans were sold to an investor.
The Company values
non-agency
reverse mortgage loans utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio using prepayment, home price appreciation, pool-level losses, cost to service, and discount rates.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the weighted average significant unobservable inputs used in the fair value measurement of non-agency
reverse mortgage loans classified as reverse mortgage loans held for investment for the periods indicated:

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Weighted-average remaining life in years	NM	8.0	NM	8.0
Loan to value	0.4% - 62.8%	44.6%	0.1% - 62.1%	44.0%
Conditional repayment rate	NM	16.9%	NM	16.8%
Loss severity	NM	10.0%	NM	10.0%
Home price appreciation	3.9% - 8.8%	5.9%	1.1% - 8.9%	5.5%
Discount rate	NM	3.7%	NM	3.6%
Commercial Mortgage Loans
Fix & Flip
The Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from 9—18 months. This product is valued using a discounted cash flow model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of Fix & Flip mortgage loans for the periods indicated:

	June 30, 2021
	Successor
	Range of Input	Weighted Average of Input
Prepayment rate (SMM)	NM	12.5%
Discount rate	NM	5.4%
Loss frequency	NM	0.4%
As of March 2021, management made the decision to change the classification of fix & flip loans from mortgage loans held for sale, at fair value, to mortgage loans held for investment, at fair value.
Agricultural Loans
The agricultural loans are government-insured loans made to farmers to fund their inputs and operating expenses for the upcoming growing season with terms ranging from 7—17 months. The product is valued using a discounted cash flow model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following assumptions in estimating the fair value of agricultural loans for the periods indicated:

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Discount rate	NM	4.7%	NM	6.4%
Prepayment rate (SMM)	10.0% - 100.0%	28.3%	0% - 1.0%	0.7%
Default rate (CDR)	NM	1.0%	0% - 2.0%	0.4%

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Mortgage Loans Held for Sale, at Fair Value
Reverse Mortgage Loans
Reverse mortgage loans held for sale, at fair value, consists of unpoolable loans that the Company intends to sell to third party investors. Reverse mortgage loans held for sale consists primarily of performing repurchased loans. The fair value of performing unpoolable loans is based on expected claim proceeds from HUD upon assignment of the loans. In certain instances the loan balance may exceed the maximum claim amount (“MCA”). In these instances, the fair value is based on expected proceeds from sale of the underlying property and any additional HUD claim proceeds. The Company classifies reverse mortgage loans held for sale as Level 3 assets within the GAAP hierarchy.
Residential and Commercial Mortgage Loans
Mortgage loans held for sale include residential and commercial mortgage loans originated by the Company and held until sold to secondary market investors. The Company primarily originates conventional GSEs and government (FHA and Department of Veterans Affairs) residential mortgage loans (collectively “residential mortgage loans held for sale”) and recourse and nonrecourse commercial mortgage loans to owners and investors of single and multi-family residential rental properties (“commercial loans held for sale”).
Residential Mortgage Loans
The Company originates or purchases mortgage loans in the U.S. that it intends to sell to FNMA, FHLMC, and GNMA (collectively “the Agencies”). Additionally, the Company originates or purchases mortgage loans in the U.S. that it intends to sell into the secondary markets via whole loan sales. Mortgage loans held for sale are typically pooled and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. In addition, the Company may originate loans that do not meet specific underwriting criteria and are not eligible to be sold to the Agencies. Two valuation methodologies are used to determine the fair value of mortgage loans held for sale. The methodology used depends on the exit market as described below:
Loans valued using observable market prices for identical or similar assets
—This includes all mortgage loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency
loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, the Company classified these valuations as Level 2 in the fair value disclosures. During periods of illiquidity of the mortgage marketplace, it may be necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and place more reliance on the valuations using internal models. Due to limited sales activity and periodically unobservable prices in certain of the Company’s markets, certain mortgage loans held for sale portfolios may transfer from Level 2 to Level 3 in future periods.
Loans valued using internal models
– To the extent observable market prices are not available, the Company will determine the fair value of mortgage loans held for sale using a collateral based valuation model, which approximates expected cash proceeds on liquidation. For loans where bid prices or commitment prices are unavailable, these valuation models estimate the exit price the Company expects to receive in the loan’s principal market and are based on a combination of recent appraisal values, adjusted for certain loss factors. The Company classifies these valuations as Level 3 in the fair value disclosures.
Commercial Mortgage Loans
The Company primarily originates two separate commercial loan products that it classifies as held for sale: Single Rental Loan (“SRL”) and Portfolio Lending.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

SRL
The SRL product is designed for small/individual real estate investors looking to purchase and then rent-out
a single property. These are
30-year
loans with fixed interest rates typically between 5.0%—8.0%. This product is valued using a discounted cash flow model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of SRL mortgage loans held for sale for the periods indicated:

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Prepayment rate (CPR)	1.0% - 17.0%	14.0%	1.0% - 17.1%	15.4%
Discount rate	NM	3.3%	NM	5.0%
Default rate (CDR)	1.0% - 54.0%	2.4%	1.0% - 64.9%	3.6%
Portfolio Lending
The Portfolio product is designed for larger investors with multiple properties. Specifically, these loans are useful for consolidating multiple rental property mortgages into a single loan. These loans have fixed coupons that typically range from 5.0%—6.2%, with 5 and
10-year
balloon structures, as well as a 30 year structure. This product is valued using a discounted cash flow model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of Portfolio mortgage loans held for sale for the periods indicated:

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Prepayment rate (CPR)	0.0% - 14.8%	8.1%	0% - 15.0%	9.3%
Discount rate	NM	3.8%	NM	4.9%
Default rate (CDR)	1.0% - 27.1%	1.7%	1.0% - 42.7%	2.0%
Fix & Flip
The Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from
9-18
months. This product is valued using a discounted cash flow model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of fix & flip mortgage loans for the periods indicated:

	December 31, 2020
	Predecessor
	Range of Input	Weighted Average of Input
Prepayment rate (SMM)	NM	12.4%
Discount rate	6.7% - 10.0%	7.2%
Loss frequency	NM	0.8%

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

As of March 2021, management made the decision to change the classification of fix & flip loans from mortgage loans held for sale, at fair value, to mortgage loans held for investment, at fair value.
Mortgage Servicing Rights (FAM)
As of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), the Company valued mortgage servicing rights internally. The significant assumptions utilized to determine fair value are projected prepayments using the Public Securities Association Standard Prepayment Model, discount rates, and projected servicing costs that vary based on the loan type and delinquency. The Company classifies these valuations as Level 3 since they are dependent on unobservable inputs.
Fair value is derived through a discounted cash flow analysis and calculated using a computer pricing model. This computer valuation is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions (PSAs, etc.). The assumptions taken into account by the pricing model are those which many active purchasers of servicing employ in their evaluations of portfolios for sale in the secondary market. The unique characteristics of the secondary servicing market often dictate adjustments to parameters over short periods of time.
Subjective factors are also considered in the derivation of fair values, including levels of supply and demand for servicing, interest rate trends, and perception of risk not incorporated into prepayment assumptions.
Fair value is defined as the estimated price at which the servicing rights would change hands in the marketplace between a willing buyer and seller. The valuation assumes that neither party would be under any compulsion to buy or sell and that each has reasonably complete and accurate knowledge of all relevant aspects of the offered servicing. The fair values represented in this analysis have been derived under the assumptions that sufficient time would be available to market the portfolio.
The following tables summarize certain information regarding the servicing portfolio of retained MSRs for the periods indicated:

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Capitalization servicing rate	1.0%	0.8%
Capitalization servicing multiple	3.8	3.2
Weighted-average servicing fee (in basis points)	25	25
The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Weighted average prepayment speed (CPR)	5.7% - 19.9%	10.1%	6.6% - 24.9%	12.1%
Discount rate	NM	10.4%	NM	12.1%
Weighted average delinquency rate	1.2% - 9.1%	1.3%	1.2% - 9.2%	1.3%
The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions (in thousands):

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	June 30, 2021
	Successor
	Weighted Average Prepayment Speed	Discount Rate	Weighted Average Delinquency Rate
Impact on fair value of 10% adverse change	$(10,734)	$(10,921)	$(138)
Impact on fair value of 20% adverse change	(20,763)	(21,093)	(348)
These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.
Investments, at Fair Value
The Company invests in the equity of other companies in the form of common stock, preferred stock, or other in-substance
equity interests. To the extent market prices are not observable, the Company engages third-party valuation experts to assist in determining the fair value of these investments. The values are determined utilizing a market approach which estimates fair value based on what other participants in the market have paid for reasonably similar assets that have been sold within a reasonable period from the valuation date. The Company classifies these valuations as Level 3 in the fair value disclosures.
Derivative Assets and Liabilities
Some of the derivatives held by the Company are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 1. In addition, the Company enters into IRLCs with prospective borrowers. Commitments to fund residential mortgage loans with potential borrowers are a binding agreement to lend funds to these potential borrowers at a specified interest rate within a specified period of time. The fair value of IRLCs is derived from the fair value of similar mortgage loans or bonds, which is based on observable market data. Changes to the fair value of IRLCs are recognized based on changes in interest rates, changes in the probability that the commitment will be exercised (pull through factor), and the passage of time. The expected net future cash flows related to the associated servicing of the loan are included in the fair value measurement of IRLCs. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. Given the unobservable nature of the pull through factor, IRLCs are classified as Level 3.
In addition, the Company executes derivative contracts, including forward commitments, TBAs, interest rate swaps, and interest rate swap futures, as part of its overall risk management strategy related to its reverse mortgage and commercial loan portfolios. The value of the forward commitments is estimated using current market prices for HMBS and are considered Level 3 in the fair value hierarchy. TBAs are valued based on forward dealer marks from the Company’s approved counterparties and are considered Level 2 in the fair value hierarchy. The value of interest rate swaps and interest rate swap futures is based on the exchange price or dealer market prices. The Company classifies interest rate swaps as Level 2 in the fair value hierarchy. The Company classifies interest rate swap futures as Level 1 in the fair value hierarchy. The value of the forward MBS is based on forward prices with dealers in such securities or internally-developed third party models utilizing observable market inputs. The Company classifies forward MBS as Level 2 in the fair value hierarchy.
HMBS Related Obligations, at Fair Value
The HMBS related obligation valuation considers the obligation to pass FHA insured cash flows through to the beneficial interest holders (repayment of secured borrowing) of the HMBS securities and the servicer and issuer obligations of the Company.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The valuation of the obligation to repay the secured borrowing is estimated using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The estimated fair value of the HMBS related obligations also includes the consideration required by a market participant to transfer the HECM and HMBS servicing obligations including exposure resulting from shortfalls in FHA insurance proceeds.
The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for repayment, costs to transfer servicing obligations, shortfalls in FHA insurance proceeds, and discount rates. The significant unobservable inputs used in the measurement include:
Borrower Repayment Rates—the conditional repayment rate curve considers borrower age and gender is based on historical termination rates.
Discount Rate—derived based on an assessment of current market yields and spreads that a market participant would consider for entering into an obligation to pass FHA insured cash flows through to holders of the HMBS beneficial interests. Yield spread applied over interpolated benchmark curve or as a spread over collateral forward curve.
The following table presents the weighted average significant unobservable inputs used in the fair value measurement of HMBS related obligations for the periods indicated:

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Conditional repayment rate	NM	20.2%	NM	19.9%
Discount rate	NM	1.7%	NM	1.4%
Nonrecourse Debt
Reverse Mortgage Loans
Outstanding notes issued that are securitized by nonrecourse debt are paid using the cash flows from the underlying reverse mortgage loans, which serve as collateral for the debt. Nonrecourse debt is estimated using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The significant unobservable inputs used in the measurement include:
Weighted Average Remaining Life—The projected remaining life is based on the expected conditional prepayment rate, which is utilized to determine future terminations.
Borrower Repayment Rates—The conditional repayment rate curve considers borrower age and gender is based on historical termination rates.
Discount Rate—derived based on an assessment of current market yields and spreads that a market participant would consider for entering into an obligation to pass FHA insured cash flows through to holders of the HMBS beneficial interests. Yield spread applied over interpolated benchmark curve or as a spread over collateral forward curve.
The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for prepayment and discount rates. The following table presents the weighted average significant unobservable inputs used in the fair value measurements of nonrecourse debt for the periods indicated:

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Performing/Nonperforming HECM securitizations
Weighted-average remaining life (in years)	0.6 - 1.2	0.9	0.2 - 1.5	1.0
Conditional repayment rate	19.6% - 29.1%	23.9%	34.3% - 56.3%	42.8%
Discount rate	NM	2.1%	NM	3.1%
Securitized Non-Agency Reverse
Weighted-average remaining life (in years)	1.3 - 2.1	1.9	0.3 - 2.7	2.1
Conditional repayment rate	20.6% - 31.2%	25.6%	19.6% - 35.8%	23.9%
Discount rate	NM	2.0%	NM	2.2%
Commercial Mortgage Loans
Outstanding nonrecourse notes issued that are securitized by loans held for investment, subject to nonrecourse debt, are paid using the cash flows from the underlying mortgage loans. The fair value of nonrecourse debt is estimated using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability.
The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for prepayment and discount rates. The Company estimates prepayment speeds giving consideration that the Company may in the future transfer additional loans to the trust, subject to the availability of funds provided for within the trust. The following table presents the significant unobservable inputs used in the fair value measurements of nonrecourse debt for the periods indicated:

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Nonrecourse debt
Weighted-average remaining life (in months)	NM	3.8	1.9 - 4.1	3.4
Weighted-average prepayment speed (SMM)	NM	17.1%	17.7% - 32.0%	21.4%
Discount rate	NM	2.5%	NM	5.8%
Deferred Purchase Price Liabilities
Deferred purchase price liabilities are measured using a present value of future payments which considers various assumptions, including future loan origination volumes, projected earnings and discount rates. As of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), the Company utilized discount rates ranging from 12% to 30% to value the deferred purchase price liabilities. The liabilities as of June 30, 2021 (Successor) include provisional estimates for the seller earnout provision related to the Parkside asset purchase agreement that were based on the information that was available as of the acquisition date. Refer to Note 4—Acquisitions for additional details regarding these acquisitions. As this value is largely based on unobservable inputs, the Company classifies this liability as Level 3 in the fair value hierarchy.

3
7

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Tax Receivable Agreement
As a result of the Business Combination, the Company is a party to the tax receivable agreements (“TRAs”) with the Sellers. The fair value of the TRA obligation is derived through the use of a DCF model. The Company classifies the TRA obligation as Level 3 in the fair value hierarchy.
Nonrecourse MSR Financing Liability, at Fair Value
The Company has agreed to sell to certain third parties the right to receive all excess servicing and ancillary fees related to identified mortgage servicing rights in exchange for an upfront payment equal to the entire purchase price of the identified mortgage servicing rights.
Consistent with the underlying mortgage servicing rights, fair value is derived through a discounted cash flow analysis and calculated using a computer pricing model. This computer valuation is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions (PSAs, etc.). The assumptions taken into account by the pricing model are those which many active purchasers of servicing rights employ in their evaluations of portfolios for sale in the secondary market. The unique characteristics of the secondary servicing market often dictate adjustments to parameters over short periods of time.
Subjective factors are also considered in the derivation of fair values, including levels of supply and demand for servicing, interest rate trends, and perception of risk not incorporated into prepayment assumptions.
The Company classifies the valuations of the nonrecourse MSR financing liability as Level 3 in the fair value disclosures.
The significant assumptions used in estimating the fair value of the outstanding nonrecourse MSR financing liability were as follows (in annual rates):

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Weighted average prepayment speed (CPR)	6.0% - 16.0%	9.2%	6.9% - 12.7%	11.6%
Discount rate	10.9% - 11.0%	11.0%	11.7% - 12.0%	12.0%
Weighted average delinquency rate	NM	1.0%	NM	1.8%
The following table summarizes the estimated change in the fair value of the nonrecourse MSR financing liability, at fair value from adverse changes in the significant assumptions (in thousands):

	June 30, 2021
	Successor
	Weighted Average Prepayment Speed	Discount Rate	Weighted Average Delinquency Rate
Impact on fair value of 10% adverse change	$(1,231)	$(2,112)	$(23)
Impact on fair value of 20% adverse change	(2,889)	(4,552)	(58)
These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Retained Bond
The retained bonds represents the U.S. Risk Retention Certificates, a 5% eligible vertical interest in the Company’s unconsolidated VIE, HAWT
2021-INV1.
The beneficial interests retained consisted of an interest in each class of securities issued by the Trust. Because of the nature of the valuation inputs and due to the lack of observable market prices or data the Company classifies retained bonds as Level 3 assets within the GAAP hierarchy. Quarterly, management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal valuation model.
Warrants
The Company has determined that the warrants acquired with the Business Combination are subject to treatment as a liability. The warrants issued are exercisable for shares of Class A Common Stock of FoA at the share price on the date of exercise. The warrants are publicly traded and are valued based on the closing market price of the applicable date of the Consolidated Statements of Financial Condition. Accordingly, the warrants are classified as Level 1 financial instruments.

3
9

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Successor
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Reverse mortgage loans held for investment, subject to HMBS related obligations	$10,316,027	$—	$—	$10,316,027
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,189,679	—	—	5,189,679
Fix & flip mortgage loans	234,942	—	—	234,942
Mortgage loans held for investment:
Reverse mortgage loans	1,020,143	—	—	1,020,143
Fix & flip mortgage loans	44,578	—	—	44,578
Agricultural loans	160,369	—	—	160,369
Mortgage loans held for sale:
Residential mortgage loans	1,908,107	—	1,896,654	11,453
SRL	96,569	—	—	96,569
Portfolio	52,866	—	—	52,866
Mortgage servicing rights	290,938	—	—	290,938
Investments	6,000	—	—	6,000
Derivative assets:
Forward commitments, TBAs, and Treasury Futures	1,187	32	319	836
IRLCs	34,647	—	—	34,647
Forward MBS	996	—	996	—
Interest rate swap futures	24,981	24,981	—	—
Other assets:
Retained bonds	15,671	—	—	15,671

Total assets	$19,397,700	$25,013	$1,897,969	$17,474,718

Liabilities
HMBS related obligation	$10,168,224	$—	$—	$10,168,224
Nonrecourse debt:
Nonrecourse debt in VIE trusts	5,360,603	—	—	5,360,603
Nonrecourse MSR financing liability	65,129	—	—	65,129
Deferred purchase price liabilities:
Deferred purchase price liabilities	11,663	—	—	11,663
TRA obligation	32,810	—	—	32,810
Derivative liabilities:
Forward MBS	4,364	—	4,364	—
Forward commitments, TBAs, and Treasury Futures	1,176	31	34	1,111
Interest rate swap futures	13,789	13,789	—	—
Warrants	19,261	19,261	—	—

Total liabilities	$15,677,019	$33,081	$4,398	$15,639,540

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	December 31, 2020
	Predecessor
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Reverse mortgage loans held for investment, subject to HMBS related obligations	$9,929,163	$—	$—	$9,929,163
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,057,624	—	—	5,057,624
Fix & flip mortgage loans	338,543	—	—	338,543
Mortgage loans held for investment:
Reverse mortgage loans	661,790	—	—	661,790
Agricultural loans	69,031	—	—	69,031
Mortgage loans held for sale:
Residential mortgage loans	2,080,585	—	2,069,957	10,628
SRL	60,467	—	—	60,467
Portfolio	38,850	—	—	38,850
Fix & flip mortgage loans	42,909	—	—	42,909
Mortgage servicing rights	180,684	—	—	180,684
Investments	18,934	—	—	18,934
Derivative assets:
Forward commitments and TBAs	1,806	—	722	1,084
IRLCs	87,576	—	—	87,576
Interest rate swaps and interest rate swap futures	2,683	186	2,497	—

Total assets	$18,570,645	$186	$2,073,176	$16,497,283

Liabilities
HMBS related obligation	$9,788,668	$—	$—	$9,788,668
Nonrecourse debt:
Nonrecourse debt in VIE trusts	5,257,754	—	—	5,257,754
Nonrecourse MSR financing liability	14,088	—	—	14,088
Deferred purchase price liabilities	3,842	—	—	3,842
Derivative liabilities:
Forward MBS	18,634	—	18,634	—
Forward commitments and TBAs	1,332	—	248	1,084
Interest rate swaps and interest rate swap futures	755	186	569	—

Total liabilities	$15,085,073	$186	$19,451	$15,065,436

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3, in thousands):

	Successor
	Assets
June 30, 2021	Mortgage loans held for investment	Mortgage loans held for investment, subject to nonrecourse debt	Mortgage loans held for sale	Derivative assets	Mortgage servicing rights	Retained Bonds	Investments
Beginning balance, April 1, 2021	$11,171,736	$5,291,444	$135,681	$38,574	$267,364	$—	$9,470
Total gain or losses included in earnings	153,690	80,408	1,816	(3,066)	(26,536)	666	(3,470)
Purchases, settlements and transfers:
Purchases and additions, net	1,428,976	22,041	256,438	—	50,110	15,078	—
Sales and settlements	(615,958)	(522,141)	(275,956)	(25)	—	(73)	—
Transfers in/(out) between categories	(597,327)	552,869	42,909	—	—	—	—

Ending balance, June 30, 2021	$11,541,117	$5,424,621	$160,888	$35,483	$290,938	$15,671	$6,000

	Successor
	Liabilities
June 30, 2021	HMBS related obligations	Derivative liabilities	Deferred purchase price liabilities	Nonrecourse debt in VIE trusts	Nonrecourse MSR financing liability	TRA Liability
Beginning balance, April 1, 2021	$(9,926,132)	$(936)	$(3,214)	$(5,205,892)	$(22,051)	$—
Total gains or losses included in earnings	(44,651)	$—	(1,760)	(32,601)	4,123	(860)
Purchases, settlements and transfers:
Purchases and additions, net	(795,333)	—	(7,000)	(796,376)	(47,201)	(31,950)
Settlements	597,892	(175)	311	674,266	—	—

Ending balance, June 30, 2021	$(10,168,224)	$(1,111)	$(11,663)	$(5,360,603)	$(65,129)	$(32,810)

	Predecessor
	Assets
March 31, 2021	Mortgage loans held for investment	Mortgage loans held for investment, subject to nonrecourse debt	Mortgage loans held for sale	Derivative assets	Mortgage servicing rights	Investments
Beginning balance, January 1, 2021	$10,659,984	$5,396,167	$152,854	$88,660	$180,684	$18,934
Total gain or losses included in earnings	132,499	(37,757)	2,764	(50,040)	20,349	(9,464)
Purchases, settlements and transfers:
Purchases and additions, net	1,143,109	21,064	175,551	—	74,978	—
Sales and settlements	(534,738)	(360,128)	(152,579)	(46)	(8,647)	—
Transfers in/(out) between categories	(229,118)	272,098	(42,909)	—	—	—

Ending balance, March 31, 2021	$11,171,736	$5,291,444	$135,681	$38,574	$267,364	$9,470

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	Predecessor
	Liabilities
March 31, 2021	HMBS related obligations	Derivative liabilities	Deferred purchase price liability	Nonrecourse debt in VIE trusts	Nonrecourse MSR financing liability
Beginning balance, January 1, 2021	$(9,788,668)	$(1,084)	$(3,842)	$(5,257,754)	$(14,088)
Total gain or losses included in earnings	(41,434)	$—	(29)	(30,770)	390
Purchases, settlements and transfers:
Purchases and additions, net	(602,172)	—	—	(575,668)	(8,353)
Sales and settlements	506,142	148	657	658,300

Ending balance, March 31, 2021	$(9,926,132)	$(936)	$(3,214)	$(5,205,892)	$(22,051)

	Predecessor
	Assets
December 31, 2020	Mortgage loans held for investment	Mortgage loans held for investment, subject to nonrecourse debt	Mortgage loans held for sale	Derivative assets	Mortgage servicing rights	Debt securities	Investments
Beginning balance, January 1, 2020	$10,894,577	$3,511,212	$182,973	$14,008	$2,600	$102,260	$20,508
Total gain or losses included in earnings	627,251	304,663	(2,158)	74,470	4,562	2,288	(5,512)
Purchases, settlements and transfers:
Purchases and additions, net	3,616,667	136,838	409,467	182	173,522	24,489	3,938
Sales and settlements	(1,536,977)	(1,285,902)	(605,018)	—	—	(129,037)	—
Transfers in/(out) between categories	(2,941,534)	2,729,356	167,590	—	—	—	—

Ending balance, December 31, 2020	$10,659,984	$5,396,167	$152,854	$88,660	$180,684	$—	$18,934

	Predecessor
	Liabilities
December 31, 2020	HMBS related obligations	Derivative liabilities	Deferred purchase price liabilities	Nonrecourse debt in VIE trusts	Nonrecourse MSR Financing Liability
Beginning balance, January 1, 2020	$(9,320,209)	$(68)	$(4,300)	$(3,490,196)	$—
Total gain or losses included in earnings	(359,951)	(834)	(3,014)	(294,802)	798
Purchases, settlements and transfers:
Purchases and additions, net	(2,051,953)	(182)	(138)	(3,110,368)	(15,101)
Sales and settlements	1,943,445	—	3,610	1,637,612	215

Ending balance, December 31, 2020	$(9,788,668)	$(1,084)	$(3,842)	$(5,257,754)	$(14,088)

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Fair Value Option
Presented in the tables below are the fair value and unpaid principal balance (“UPB”) at June 30, 2021 (Successor) and December 31, 2020 (Predecessor), of assets and liabilities for which the Company has elected the fair value option (in thousands):

Successor:

June 30, 2021	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Reverse mortgage loans held for investment, subject to HMBS related obligations	$10,316,027	$9,406,924
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,189,680	4,615,128
Commercial mortgage loans	234,941	229,858
Mortgage loans held for investment:
Reverse mortgage loans	1,020,143	879,794
Commercial mortgage loans	204,947	202,195
Mortgage loans held for sale:
Residential mortgage loans	1,908,107	1,858,087
Commercial mortgage loans	149,435	144,789
Liabilities at fair value under the fair value option
HMBS related obligations	10,168,224	9,406,924
Nonrecourse debt:
Nonrecourse debt in VIE trusts	5,360,603	5,276,781
Nonrecourse MSR financing liability	65,129	65,129

Predecessor:

December 31, 2020	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Reverse mortgage loans held for investment, subject to HMBS related obligations	$9,929,163	$9,045,104
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,057,624	4,457,805
Commercial mortgage loans	338,543	333,344
Mortgage loans held for investment:
Reverse mortgage loans	661,790	589,429
Commercial mortgage loans	69,031	69,127
Mortgage loans held for sale:
Residential mortgage loans	2,080,585	2,000,795
Commercial mortgage loans	142,226	140,693
Liabilities at fair value under the fair value option
HMBS related obligations	9,788,668	9,045,104
Nonrecourse debt:
Nonrecourse debt in VIE trusts	5,257,754	5,155,017
Nonrecourse MSR financing liability	14,088	14,088

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Net Fair Value Gains on Mortgage Loans and Related Obligations
Provided in the table below is a summary of the components of net fair value gains on mortgage loans and related obligations (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Net fair value gains (losses) on mortgage loans and related obligations:
Interest income on mortgage loans	$173,940	$160,568	$217,841	$401,513
Change in fair value of mortgage loans	84,983	(51,346)	180,904	82,338
Change in fair value of mortgage backed securities	—	—	(1,470)	817

Fair value gains on mortgage loans	258,923	109,222	397,275	484,668

Interest expense on related obligations	(113,474)	(119,201)	(127,488)	(261,845)
Change in fair value of derivatives	(46,478)	43,972	8,567	(5,743)
Change in fair value of related obligations	32,180	42,670	(166,051)	(91,397)

Fair value losses on related obligations	(127,772)	(32,559)	(284,972)	(358,985)

Net fair value gains on mortgage loans and related obligations	$131,151	$76,663	$112,303	$125,683

As the cash flows on the underlying mortgage loans will be utilized to settle the outstanding obligations, the Company’s own credit risk would not impact the fair value on the outstanding HMBS liabilities and nonrecourse debt.
Fair Value of Other Financial Instruments
As of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash and cash equivalents including restricted cash, servicer advances and other financing lines of credit, the carrying value approximates fair value due to the short-term nature of such instruments.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

6.	Reverse Mortgages Portfolio Composition
The table below summarizes the Company’s serviced reverse mortgage portfolio composition and the remaining UPBs of the reverse mortgage loan portfolio (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Reverse mortgage loans:
Reverse mortgage loans held for investment, subject to HMBS related obligations	$9,406,924	$9,045,104

Reverse mortgage loans held for investment:
Non-agency reverse mortgages	536,739	215,688
Loans not securitized (1)	254,004	168,292
Unpoolable loans (2)	80,487	197,395
Unpoolable tails	8,564	8,054

Total reverse mortgage loans held for investment	879,794	589,429

Reverse mortgage loans held for investment, subject to nonrecourse debt:
Performing HECM buyouts	276,177	141,691
Nonperforming HECM buyouts	634,342	538,768
Non-agency reverse mortgages	3,704,609	3,777,346

Total reverse mortgage loans held for investment, subject to nonrecourse debt	4,615,128	4,457,805

Total owned reverse mortgage portfolio	14,901,846	14,092,338
Loans reclassified as government guaranteed receivable	49,813	49,255
Loans serviced for others	18,099	123,324

Total serviced reverse mortgage loan portfolio	$14,969,758	$14,264,917

(1)	Loans not securitized represent primarily newly originated loans.
(2)	Unpoolable loans represent primarily loans that have reached 98% of their MCA.
The table below summarizes the owned reverse mortgage portfolio by product type (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Fixed rate loans	$5,181,814	$5,010,659
Adjustable rate loans	9,720,032	9,081,679

Total owned reverse mortgage portfolio	$14,901,846	$14,092,338

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

7.	Reverse Mortgage Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
Reverse mortgage loans held for investment, subject to HMBS related obligations, at fair value, consisted of the following for the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Reverse mortgage loans held for investment, subject to HMBS related obligations—UPB	$9,406,924	$9,045,104
Fair value adjustments	909,103	884,059

Total reverse mortgage loans held for investment, subject to HMBS related obligations, at fair value	$10,316,027	$9,929,163

8.	Mortgage Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Mortgage loans held for investment, subject to nonrecourse debt, at fair value, consisted of the following for the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Mortgage loans held for investment, subject to nonrecourse debt—UPB:
Reverse mortgage loans	$4,615,128	$4,457,805
Commercial mortgage loans	229,858	333,344
Fair value adjustments	579,635	605,018

Total mortgage loans held for investment, subject to nonrecourse debt, at fair value	$5,424,621	$5,396,167

The table below shows the total amount of mortgage loans held for investment, subject to nonrecourse debt that were greater than 90 days past due and on non-accrual
status (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Loans 90 days or more past due and on non-accrual status
Mortgage loans held for investment:
Fair value:
Commercial mortgage loans	$33,764	$32,377

Total fair value	33,764	32,377

Aggregate UPB:
Commercial mortgage loans	$34,159	33,888

Total aggregate UPB	34,159	33,888

Difference	$(395)	$(1,511)

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

9.	Mortgage Loans Held for Investment, at Fair Value
Mortgage loans held for investment, at fair value, consisted of the following for the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Mortgage loans held for investment—UPB:
Reverse mortgage loans	$879,794	$589,429
Commercial mortgage loans	202,195	69,127
Fair value adjustments	143,101	72,265

Total mortgage loans held for investment, at fair value	$1,225,090	$730,821

10.	Mortgage Loans Held for Sale, at Fair Value
Mortgage loans held for sale, at fair value, consisted of the following for the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Mortgage loans held for sale—UPB:
Residential mortgage loans	$1,858,087	$2,000,795
Commercial mortgage loans	144,789	140,693
Fair value adjustments	54,666	81,323

Total mortgage loans held for sale, at fair value	$2,057,542	$2,222,811

The table below shows the total amount of mortgage loans held for sale that were greater than 90 days past due and on non-accrual
status (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Loans 90 days or more past due and on non-accrual status
Mortgage loans held for sale:
Fair value:
Residential mortgage loans	$11,453	$10,628
Commercial mortgage loans	3,203	5,051

Total fair value	14,656	15,679

Aggregate UPB:
Residential mortgage loans	12,594	13,236
Commercial mortgage loans	3,360	5,317

Total aggregate UPB	15,954	18,553

Difference	$(1,298)	$(2,874)

The Company originates or purchases and sells mortgage loans in the secondary mortgage market without recourse for credit losses. However, the Company at times maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Cash flows:
Sales proceeds	$5,181,557	$6,387,933	$2,631,554	$2,868,960
Fair value of retained beneficial interest (1)	49,308	66,400	43,500	44,855
Gross servicing fees received	14,278	13,877	1,544	1,824
Repurchases	(6,818)	(4,144)	(3,380)	(8,547)
Gain	197,129	284,948	282,424	291,671

(1)	Fair value of retained beneficial interest includes retained servicing rights and other beneficial interests retained as of the statement of financial condition date.

11.	Mortgage Servicing Rights, at Fair Value
The servicing portfolio associated with capitalized servicing rights consists of the following (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Fannie Mae/Freddie Mac	$29,705,985	$20,501,504
Ginnie Mae	553,800	1,727,831
Private investors	332,402	40,027

Total UPB	$30,592,187	$22,269,362

Weighted average interest rate	3.0%	3.1%
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Beginning UPB	$26,675,358	$22,269,362	$402,852	$288,057
Originated MSR	5,139,859	6,312,227	6,849,850	6,986,237
Purchased MSR	5,537	866,806	—	—
Payoffs, sales and curtailments	(1,228,567)	(2,773,037)	(40,859)	(62,451)

Ending UPB	$30,592,187	$26,675,358	$7,211,843	$7,211,843

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The activity in the mortgage servicing rights asset consisted of the following (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Beginning balance	$267,364	$180,684	3,119	$2,600
Originations	50,049	65,964	43,561	44,855
Purchases	61	9,014	—	—
Sales	—	(8,647)	—	—
Changes in fair value due to:
Changes in market inputs or assumptions used in valuation model	(16,051)	35,109	(2,749)	(3,424)
Changes in fair value due to portfolio runoff and other	(10,485)	(14,760)	(1,247)	(1,347)

Ending balance	$290,938	$267,364	$42,684	$42,684

The value of MSRs is driven by the net cash flows associated with servicing activities. The cash flows include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The fees were $13.7 million for the Successor period from April 1, 2021 to June 30, 2021 and $13.0 million for the Predecessor period of January 1, 2021 to March 31, 2021. Fees for the Predecessor were $1.7 million and $1.8 million for the three months ended and six months ended June 30, 2020, respectively. These fees and changes in fair value of the MSRs are recorded within fee income on the Consolidated Statements of Operations.
The following table provides a summary of the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio:

	June 30, 2021		December 31, 2020
	Successor		Predecessor
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio delinquency
30 days	0.4%	0.4%	0.5%	0.5%
60 days	0.0%	0.0%	0.1%	0.1%
90 or more days	0.1%	0.1%	0.2%	0.1%

Total	0.5%	0.5%	0.8%	0.7%

Foreclosure/real estate owned	0.0%	0.0%	0.0%	0.0%

12.	Derivative and Risk Management Activities
The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates, due to their impact on mortgage-related assets and commitments. The Company is also subject to changes in short-term interest rates, such as LIBOR, due to their impact on certain variable rate asset-backed debt such as warehouse lines of credit. Various financial instruments are used to manage and reduce this risk, including forward delivery commitments on mortgage-backed securities or whole loans and interest rate swaps.
The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), for the Successor period from April 1, 2021 to June 30, 2021 and the Predecessor period from January 1, 2021 to March 31, 2021. The Company also had no derivative instruments designated as hedging instruments or subject to master netting and collateral agreements for the Predecessor period for the three months ended and six months ended June 30, 2020.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following tables summarize the amounts recorded in derivative assets and payables and other liabilities, related to derivative liabilities, in the Consolidated Statements of Financial Condition for the periods indicated (in thousands):

	June 30, 2021
	Successor
	Derivative assets			Derivative liabilities
	Fair value	Notional amount	Unrealized gains (losses)	Fair value	Notional amount	Unrealized gains (losses)
Interest rate lock commitments	$34,647	$2,539,030	$(52,929)	$—	$—	$—
Forward commitments, TBAs securities, and treasury futures	1,187	895,807	(619)	1,176	954,493	156
Interest rate swaps and futures contracts	24,981	4,616,698	22,298	13,789	1,082,600	(13,034)
Forward MBS	996	802,500	996	4,364	1,988,500	14,271

Net fair value of derivative financial instruments	$61,811	$8,854,035	$(30,254)	$19,329	$4,025,593	$1,393

	December 31, 2020
	Predecessor
	Derivative assets			Derivative liabilities
	Fair value	Notional amount	Unrealized gains (losses)	Fair value	Notional amount	Unrealized gains (losses)
Interest rate lock commitments	$87,576	$2,897,479	$73,568	$—	$13,822	$68
Forward commitments, TBAs securities, and treasury futures	1,806	399,612	968	1,332	389,422	(1,248)
Interest rate swaps and futures contracts	2,683	1,386,400	2,324	755	744,500	(617)
Forward MBS	—	—	(348)	18,635	3,187,000	(16,587)

Net fair value of derivative financial instruments	$92,065	$4,683,491	$76,512	$20,722	$4,334,744	$(18,384)

The Company is exposed to risk in the event of
non-performance
by counterparties in their derivative contracts. In general, the Company manages such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount of exposure and/or dispersing the risk among multiple counterparties. While the Company does not presently have master netting arrangements with its derivative counterparties, it does either maintain or deposit cash as margin collateral with its clearing broker to the extent the relative value of its derivatives are above or below their initial strike price. The Company pledged deposits of $4.1 million and $12.0 million as of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively. Total margin collateral is included in other assets, net, in the Company’s Consolidated Statements of Financial Condition.

13.	Goodwill
Goodwill consisted of the following (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Beginning balance	$—	$121,233	$121,137	$121,137
Additions from acquisitions	1,298,324	7,517	617	617

Ending balance	$1,298,324	$128,750	$121,754	$121,754

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

For the Successor period, the goodwill beginning balance was established as a result of the Business Combination and changes during the period are attributable to additional acquisitions. Refer to Note 4—Acquisitions for additional details regarding these acquisitions. The Company did not identify any impairment for the Successor period from April 1, 2021 to June 30, 2021, the Predecessor period of January 1, 2021 to March 31, 2021 nor the Predecessor periods for the three months ended and six months ended June 30, 2020. Goodwill is reviewed for impairment utilizing a qualitative assessment or a quantitative goodwill impairment test and determined that it was more likely than not that no impairment of goodwill existed as of the evaluation date.
The amount of goodwill allocated to each reporting unit consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Reporting units:
Mortgage Originations	$711,306	$44,429
Reverse Originations	404,441	—
Commercial Originations	75,350	43,113
Lender Services	100,128	25,247
Portfolio Management	7,099	8,444

Total goodwill	$1,298,324	$121,233

14.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

June 30, 2021	Amortization Period (Years)	Cost	Accumulated Amortization	Net
Successor:
Non-amortizing Intangibles
Trade name	N/A	$178,000	$—	$178,000

Total non-amortizing intangibles		$178,000	$—	$178,000

Amortizing Intangibles
Broker/customer relationships	8 - 15	$530,900	$(13,237)	$517,663
Trade names	10	8,800	(220)	8,580

Total amortizing intangibles		$539,700	$(13,457)	$526,243

Total intangibles		$717,700	$(13,457)	$704,243

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

December 31, 2020	Amortization Period (Years)	Cost	Accumulated Amortization	Net
Predecessor:
Non-amortizing Intangibles
Domain name	N/A	$5,422	$—	$5,422

Total non-amortizing intangibles		$5,422	$—	$5,422

Amortizing Intangibles
Customer list	5 - 12	$12,754	$(5,100)	$7,654
Broker relationships	10	7,627	(5,429)	2,198
Trade names	5 - 20	2,495	(1,487)	1,008
Technology assets	5	805	(156)	649

Total amortizing intangibles		$23,681	$(12,172)	$11,509

Total intangibles		$29,103	$(12,172)	$16,931

Amortization expense was $13.5 million for the Successor period from April 1, 2021 to June 30, 2021 and $0.6 million for the Predecessor period from January 1, 2021 to March 31, 2021. Amortization expense for the Predecessor was $0.6 million and $1.3 million for the three months ended and six months ended June 30, 2020, respectively.
The estimated amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2021 (Successor) is as follows (in thousands):

Year Ending December 31,	Amount
2021	$26,914
2022	53,828
2023	53,828
2024	53,828
2025	53,828
Thereafter	284,017

Total future amortization expense	$526,243

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

15.	Other Assets, Net
Other assets, net, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Right-of-use assets	$62,835	$46,609
Government guaranteed receivables	48,087	46,481
Receivables, net of allowance of $1,452 and $788, respectively	48,666	67,011
Loan subject to repurchase from GNMA	30,027	42,148
Prepaid expenses	26,070	17,536
Retained bonds	15,671	—
Investments, at fair value	6,554	18,934
Servicer advances, net of allowance of $2,002 and $1,661, respectively	6,318	5,795
Deposits	2,438	14,188
Receivable from clearing organization	2,041	2,043
Other	51,546	39,887

Total other assets, net	$300,253	$300,632

As of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), there were $368.6 million and $380.3 million, respectively, of foreclosure proceedings in process, which are included in mortgage loans held for investment, at fair value, on the Consolidated Statements of Financial Condition.

16.	HMBS Related Obligations, at Fair Value
HMBS related obligations represent the issuance of pools of HMBS, which are guaranteed by GNMA, to third-party security holders. The Company accounts for the transfers of these advances in the related HECM loans as secured borrowings, retaining the initial HECM loans in its Consolidated Statements of Financial Condition as reverse mortgage loans held for investment, subject to HMBS related obligations, and recording the pooled HMBS as HMBS related obligations. Monthly cash flows generated from the HECM loans are used to service the outstanding HMBS.
HMBS related obligations, at fair value, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
GNMA loan pools—UPB	$9,406,924	$9,045,104
Fair value adjustments	761,300	743,564

Total HMBS related obligations, at fair value	$10,168,224	$9,788,668

Weighted average remaining life	4.4	4.5
Weighted average interest rate	2.6%	3.0%
The Company was servicing 1,765 and 1,693 GNMA loan pools at June 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

17.	Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Class of Note	Final Maturity Date	Interest Rate	Original Issue Amount	June 30, 2021	December 31, 2020
						Successor	Predecessor
Securitization of nonperforming HECM loans:
2021 FASST HB1	February 2021	A, M1, M2, M3, M4, M5	February 2031	0.9%—9.0%	$571,448	$537,299	$—
2020 FASST HB2	July 2020	A, M1, M2, M3, M4, M5	July 2030	1.71%—7.75%	594,171	446,413	476,147
2020 FASST HB1	February 2020	A, M1, M2, M3, M4, M5	February 2030	2.0%—6.0%	373,912	—	298,883

Securitization of non-agency reverse loans:
2021 FASST JR 1	April 2021	A1, A2	April 2026	1.5%—2.0%	562,512	512,794	—
2019 FASST JR2	June 2019	A, A2	June 2069	2.0%	499,000	406,709	440,141
2018 FASST JR1	May 2018	A	May 2068	4.3%	559,197	386,548	428,671
2019 FASST JR3	September 2019	A	September 2069	2.0%	450,104	359,772	404,057
2020 FASST JR3	August 2020	A, A2	August 2025	2.0%—3.0%	360,713	315,570	337,099
2019 FASST JR4	November 2019	A	November 2069	2.0%	365,685	305,097	335,945
2019 FASST JR1	March 2019	A	March 2069	2.0%	347,000	288,654	309,840
2020 FASST S3	December 2020	A1, A2	December 2025	1.5%—2.5%	313,357	288,383	297,871
2020 FASST S2	June 2020	A1, A2	March 2025	2.0%	320,460	286,734	299,401
2020 FASST JR2	May 2020	A1A, A1B, A2	May 2023	0.0%—2.0%	305,658	277,694	291,827
2018 FASST JR2	December 2018	A	December 2068	4.5%	280,400	229,872	253,325
2020 FASST JR4	October 2020	A, A2	August 2025	2.0%—3.0%	241,664	197,970	217,385
2020 FASST S1	March 2020	A1, A2	March 2025	2.0%—3.7%	199,000	168,761	181,059
2020 FASST JR1	April 2020	A, A2	April 2023	2.0%	254,805	—	240,563

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	Issue Date	Class of Note	Final Maturity Date	Interest Rate	Original Issue Amount	June 30, 2021	December 31, 2020
						Successor	Predecessor
Securitization of Fix & Flip loans:
2021 RTL1 ANTLR	April 2021	A1, A2, M	November 2024 (A1); January 2025 (A2); May 2025 (M)	2.1%—5.4%	268,511	268,511	—
2020 RTL1 ANTLR	May 2020	A1, A2	May 2022 (A1, A2)	6.9%—8.0%	306,517	—	140,072
2018 RTL1 ANTLR	September 2018	A1, A2, A-VFN, M	July 2022 (A1, A2); March 2023 (M)	4.3%—7.4%	210,296	—	80,949
2019 RTL1 ANTLR	March 2019	A1, A2, A-VFN, M	June 2022 (A1, A2); January 2023 (M)	4.5%—6.9%	217,100	—	121,772

Total nonrecourse debt						5,276,781	5,155,007

Nonrecourse MSR financing liability, at fair value						65,129	14,088
Fair value adjustments						83,822	102,747

Total nonrecourse debt, at fair value						$5,425,732	$5,271,842

Nonrecourse MSR Financing Liability, at Fair Value
The Company has agreements with third parties to sell beneficial interests in the servicing fees generated from certain of its originated or acquired mortgage servicing rights. Under these agreements, the Company has agreed to sell to the third parties the right to receive all excess servicing and ancillary fees related to the identified MSRs in exchange for an upfront payment equal to the entire purchase price of the identified mortgage servicing rights. These transactions are accounted for as financings under ASC 470
, Debt
and included in nonrecourse debt, at fair value in the Consolidated Statements of Financial Condition.
The Company elected to measure the outstanding financings related to the nonrecourse MSR financing liability, at fair value, as permitted under ASC 825
, Financial Instruments
, with all changes in fair value recorded as a charge or credit to fee income in the Consolidated Statements of Operations. The fair value on the nonrecourse MSR financing liability is based on the present value of expected future cash flows to be paid to the third parties with the discount rate approximating current market value for similar financial instruments. See Note 30—Related Party Transactions for additional information regarding the nonrecourse MSR financing liability.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

18.	Other Financing Lines of Credit
The following summarizes the components of other financing lines of credit (dollars in thousands):

					Outstanding Borrowings at
					June 30, 2021	December 31, 2020
Facility	Maturity Date	Interest Rate	Collateral Pledged	Total Capacity (1)	Successor	Predecessor
Mortgage Lines:
March 2022 $300M Facility	March 2022	LIBOR + applicable margin	First Lien Mortgages	$300,000	$192,417	$182,015
March 2022 $200M Facility	March 2022	LIBOR + applicable margin	N/A	200,000	189,464	302,877
May 2022 $200M Facility	May 2022	LIBOR + applicable margin	First Lien Mortgages	200,000	189,050	109,463
February 2022 $300M Facility	February 2022	LIBOR + applicable margin	First Lien Mortgages	300,000	186,754	—
July 2021 $200M Facility (2)	July 2021	LIBOR + applicable margin	First Lien Mortgages	200,000	167,207	122,075
October 2021 $200M Facility	October 2021	LIBOR + applicable margin	First Lien Mortgages	200,000	166,564	158,114
March 2022 $225M Facility	March 2022	LIBOR + applicable margin	First Lien Mortgages	225,000	163,678	154,097
March 2022 $200M Facility	March 2022	LIBOR + applicable margin	First Lien Mortgages	200,000	155,468	97,225
March 2026 $150M Facility - MSR	March 2026	LIBOR + applicable margin	MSRs	150,000	125,113	—
April 2022 $250M Facility	April 2022	LIBOR + applicable margin	First Lien Mortgages	250,000	122,412	225,837
May 2022 $350M Facility	May 2022	LIBOR + applicable margin	First Lien Mortgages	350,000	102,332	283,821
October 2021 $250M Facility	October 2021	LIBOR + applicable margin	First Lien Mortgages	250,000	65,541	170,174
August 2021 $200M Facility	August 2021	LIBOR + applicable margin	First Lien Mortgages	200,000	59,663	126,047
August 2021 $300M Facility (2)	August 2021	LIBOR + applicable margin	First Lien Mortgages	300,000	40,562	15,719
Securities Repo Line	N/A	LIBOR + applicable margin	Mortgage Related Asset	13,951	13,951	—
February 2021 $50M Facility - MSR (3)	February 2021	Prime + applicable margin; 5.00% floor	MSRs	50,000	—	50,000
June 2023 $300M Facility	June 2023	LIBOR + applicable margin	First Lien Mortgages	300,000	—	—

Subtotal mortgage lines of credit				$3,688,951	$1,940,176	$1,997,464

Reverse Lines:
October 2021 $400M Facility	October 2021	LIBOR + applicable margin	First Lien Mortgages	$400,000	$257,257	$84,124
April 2022 $250M Facility	April 2022	LIBOR + applicable margin	First Lien Mortgages	250,000	214,245	173,484
$200M Repo Facility	N/A	Bond accrual rate + applicable margin	Mortgage Related Assets	200,000	176,549	174,578
February 2024 $90M Facility	February 2024	LIBOR + applicable margin	MSRs	90,000	89,497	—
December 2021 $100M Facility	December 2021	LIBOR + applicable margin	First Lien Mortgages	100,000	89,226	61,220
March 2022 $100M Facility	March 2022	LIBOR + applicable margin	First Lien Mortgages	100,000	87,936	15,803

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

					Outstanding Borrowings at
					June 30, 2021	December 31, 2020
Facility	Maturity Date	Interest Rate	Collateral Pledged	Total Capacity (1)	Successor	Predecessor
June 2022 $75M Facility	June 2022	LIBOR + applicable margin	First Lien Mortgages	75,000	72,479	11,423
April 2022 $52.5M Facility	April 2022	LIBOR + applicable margin	Mortgage Related Assets	52,500	52,500	50,239
April 2022 $50M Facility	April 2022	Prime + applicable margin; 6.00% floor	Unsecuritized Tails	50,000	38,757	37,442
April 2022 $45M Facility	April 2022	9.00%	Mortgage Related Assets	45,000	28,220	26,875
June 2022 $200M Facility (2)	June 2022	LIBOR + applicable margin	First Lien Mortgages	200,000	26,883	128,723
August 2021 $50M Facility	August 2021	LIBOR + applicable margin	First Lien Mortgages	50,000	24,329	2,860
$1.2M Repo Facility	N/A	LIBOR + applicable margin	Mortgage Related Assets	1,215	1,215	1,188

Subtotal reverse lines of credit				$1,613,715	$1,159,093	$767,959

Commercial Lines:
September 2022 $150M Facility	September 2022	LIBOR + applicable margin	Encumbered Agricultural Loans	$150,000	$112,229	$52,300
April 2023 $145M Facility	April 2023	LIBOR + applicable margin	First Lien Mortgages	145,000	86,055	100,070
February 2022 $150M Facility	February 2022	LIBOR + applicable margin	First Lien Mortgages	150,000	33,768	—
November 2023 $65M Facility	November 2023	LIBOR + applicable margin	First Lien Mortgages	65,000	30,528	28,064
August 2022 $75M	August 2022	2.50% - 3.25%	Encumbered Agricultural Loans	75,000	24,746	—
August 202 2 $25M Facility	August 2022	10.00%	Second Lien Mortgages	25,000	20,900	21,475
$4M Securities Repo Line	N/A	LIBOR + applicable margin	Mortgage Related Assets	4,024	4,024	—
February 2022 $150M Facility	February 2022	LIBOR + applicable margin	First Lien Mortgages	150,000	715	—
$2M Securities Repo Line	N/A	Distributed Bond Interest + 50 bps	Mortgage Related Assets	—	—	6,411

Subtotal commercial lines of credit				$764,024	$312,965	$208,320

Total other financing lines of credit				$6,066,690	$3,412,234	$2,973,743

(1)
Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of June 30, 2021.

(2)	See Note 36 - Subsequent Events for additional information on facility amendments.
(3)	The February 2021 $50M facility - MSR was paid off and terminated in February 2021.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

As of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), the weighted average outstanding interest rates on outstanding debt of the Company were 2.57% and 3.15%, respectively.
The Company’s borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As a result of market disruptions and fair value accounting adjustments taken in March 2020 resulting from the
COVID-19
pandemic, FACo was in violation of its first, second, and third quarter 2020 profitability covenants with two of its warehouse lenders. The Company received waivers of these covenant violations from both lenders as well as amendments to profitability covenants for the remaining quarters of 2020.
As a result of impacts from the Business Combination, FAM was not in compliance with the lender adjusted tangible net worth quarterly and two-consecutive
quarter requirements by FNMA as detailed below. The Company received a waiver for the covenant violations from FNMA. As of June 30, 2021 (Successor), the Company had obtained waivers for these covenant violations and was in compliance with all other financial covenants.
The terms of the Company’s financing arrangements and credit facilities contain covenants, and the terms of the Company’s GSE/seller servicer contracts contain requirements that may restrict the Company and its subsidiaries from paying distributions to its members. These restrictions include restrictions on paying distributions, whenever the payment of such distributions would cause FoA to no longer be in compliance with any of its financial covenants or GSE requirements. Further, the Company is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the Company (with certain exceptions) exceed the fair value of its assets. Subsidiaries of the Company are generally subject to similar legal limitations on their ability to make distributions to FoA.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

As of June 30, 2021 (Successor), the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Successor
Financial Covenants	Requirement	June 30, 2021	Maximum Allowable Distribution (1)
FAM
Adjusted Tangible Net Worth	$150,000	$191,383	$41,383
Liquidity	40,000	60,697	20,697
Leverage Ratio	15:1	13.3:1	21,591
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement)	$294,790	$191,383	$(103,406)
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement)	215,803	191,383	(24,419)
FACo
Adjusted Tangible Net Worth	$85,000	$93,411	$8,411
Liquidity	20,000	28,579	8,579
Leverage Ratio	6:1	3.6:1	37,192
FAR
Adjusted Tangible Net Worth	$398,288	$449,271	$50,983
Liquidity	20,000	25,120	5,120
Leverage Ratio	6:1	3.6:1	180,788
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement)	$302,921	$448,047	$145,126
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement)	354,344	448,047	93,703

(1)	The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

As of December 31, 2020 (Predecessor), the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Predecessor
Financial Covenants	Requirement	December 31, 2020	Maximum Allowable Distribution (1)
FAM
Adjusted Tangible Net Worth	$125,000	$289,163	$164,163
Liquidity	40,000	56,775	16,775
Leverage Ratio	15:1	9.3:1	110,267
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement)	$210,428	$282,062	$71,634
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement)	93,763	282,062	188,299
FACo
Adjusted Tangible Net Worth	$85,000	$126,672	$41,672
Liquidity	20,000	46,385	26,385
Leverage Ratio	6:1	1.7:1	90,782
FAR
Adjusted Tangible Net Worth	$300,000	$474,128	$174,128
Liquidity	20,000	36,425	16,425
Leverage Ratio	5.5:1	2.5:1	258,615
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement)	$314,091	$472,458	$158,367
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement)	205,619	472,458	266,839

(1)	The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

19.	Payables and Other Liabilities
Payables and other liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Accrued compensation expense	$131,831	$150,214
Accrued liabilities	97,902	83,427
Lease liabilities	64,496	48,250
Deferred tax liability, net	28,455	—
GNMA reverse mortgage buy-out payable	32,607	32,317
Liability for loans eligible for repurchase from GNMA	30,027	42,148
Derivative liabilities	19,329	20,722
Warrant liability	19,261	—
Estimate of claim losses	11,839	8,609
Deferred purchase price liabilities	44,473	3,842
Repurchase reserves	8,515	10,529

Total payables and other liabilities	$488,735	$400,058

Warrants
Prior to the Business Combination, Replay issued 28,750,000
units, consisting of one ordinary share and
one-half
of one redeemable warrant (each, a “Public Warrant” or “Warrant”), resulting in 14,375,000 Public Warrants.
Each Warrant is now exercisable for a share of FoA Class A Common Stock. As of June 30, 2021 (Successor), there were

14,375,000
Public Warrants outstanding.
The
W
arrants will expire April 1, 2026, five years after the completion of the Business Combination. The Company may call the
W
arrants for redemption:

•	in whole and note in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption;

•
if, and only if, the last reported closing price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

Each Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment for reorganization and/or extraordinary dividends event, as described in the warrant agreement.
If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis,” as described in the warrant agreement.

6
2

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The Company has determined that the Warrants are subject to treatment as a liability. As of the Closing of the Business Combination on April 1, 2021 and as of June 30, 2021 (Successor), the Warrants had a fair value of $18.0 million and $19.3 million, respectively. These liability-classified Public Warrants are out of the money and thus have no impact on diluted EPS.

20.	Leases
The Company’s lease portfolio is comprised primarily of real estate and equipment agreements. Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets, net, and payables and other liabilities, respectively, on the Consolidated Statements of Financial Condition, as of June 30, 2021 (Successor) and December 31, 2020 (Predecessor). The Company does not currently have any finance leases in which it is the lessee. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
For operating leases, the lease liabilities are initially recognized based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. This incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment and given similar credit risk. The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease. The Company includes these options in the lease term when it is reasonably certain of exercising them.
ROU assets are further adjusted for lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses in the Consolidated Statements of Operations. The Company recognizes variable lease payments associated with the Company’s leases when the variability is resolved. Variable lease payments are recorded in general and administrative expenses in the Consolidated Statements of Operations along with expenses arising from fixed lease payments.
The table below summarizes the Company’s operating lease portfolio (in thousands):

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Right-of-use assets	$62,835	$46,609
Lease liabilities	$64,496	$48,250
Weighted-average remaining lease term (in years)	6.61	3.61
Weighted-average discount rate	7.08%	7.42%
The table below summarizes the Company’s net operating lease cost:

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Operating lease cost	$5,591	$5,490	$7,046	$13,658
Short-term lease cost	888	1,035	(593)	1,438

Total operating and short term lease cost	6,479	6,525	6,453	15,096

Variable lease cost	1,997	1,808	718	1,422
Sublease income	(516)	(464)	(574)	(1,270)

Net lease cost	$7,960	$7,869	$6,597	$15,248

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The table below summarizes other information related to the Company’s operating leases:

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,291	$5,423	$6,255	$12,540
Leased assets obtained in exchange for new operating lease liabilities	22,752	701	1,134	4,598
The following table presents a maturity analysis of operating leases and a reconciliation of the undiscounted cash flows to lease liabilities as of June 30, 2021 (Successor):

2021	$10,083
2022	16,846
2023	13,104
2024	9,025
2025	6,045
2026	3,585
Thereafter	24,742

Total undiscounted lease payments	83,430
Less: amounts representing interest	(18,934)

Total lease liabilities	$64,496

21.	Notes Payable, Net
Senior Unsecured Notes
In November 2020, FOAF issued $350.0 million aggregate principal amount of senior unsecured notes (the “Notes”). Interest is payable semi-annually in arrears on May 15 and November 15 beginning on May 15, 2021. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by FoA Equity and each of FoA Equity’s material existing and future wholly-owned domestic subsidiaries, excluding certain subsidiaries who are not able to guarantee due to tax, contractual or regulatory reasons.
At any time prior to November 15, 2022, FOAF may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium as of the redemption date under the terms of the indenture and accrued and unpaid interest. The redemption price during each of the twelve-month periods following November 15, 2022, November 15, 2023 and at any time after November 15, 2024 is 103.938%, 101.969% and 100.000%, respectively, of the principal amount plus accrued and unpaid interest thereon. At any time prior to November 15, 2022, FOAF may also redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 107.875% of the aggregate principal amount of the senior unsecured notes redeemed, with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest.
Upon the occurrence of a change of control, the holders of the Notes will have the right to require FOAF to make an offer to repurchase each holder’s Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
The Notes contain covenants limiting, among other things, FOAF and its restricted subsidiaries’ ability to incur additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of FOAF’s assets. These incurrence based covenants are subject to exceptions and qualifications. Many of these covenants will cease to apply during any time that the Notes have investment grade ratings and no default has occurred and continuing. The Company was in compliance with all required covenants related to the Notes as of June 30, 2021 (Successor).
Financing Agreements
As a part of the Company’s acquisitions of certain subsidiaries, the Company entered into various note agreements with the sellers. In addition, in 2017, the Company entered into an agreement for the purchase of computer hardware and equipment which was financed by notes payable to the seller with monthly payments through January 2021.
A summary of the outstanding notes payable, net, is presented in the table below (in thousands):

Description	Maturity Date	Interest Rate	June 30, 2021	December 31, 2020
			Successor	Predecessor
Senior Unsecured Notes	November 2025	7.9%	$350,000	$350,000
Financing Agreement	January 2021	5.5%	—	9

Total aggregate principle amount			350,000	350,009
Fair value adjustment, net of amortization (1)			3,718	—
Less: Debt issuance costs			—	(13,436)

Total notes payable, net			$353,718	$336,573

(1)
In conjunction with the Business Combination discussed in Note 4, the Company was required to adjust the liabilities assumed to fair value, resulting in a premium on the Notes and the elimination of the previously recognized debt issuance costs.

Interest expense was $7.5 million for the Successor period from April 1, 2021 to June 30, 2021 and $7.7 million for the Predecessor period from January 1, 2021 to March 31, 2021. Interest expense for the Predecessor was $0.2 million and $0.6 million for the three months ended and six months ended June 30, 2020, respectively.

22.	Litigation
The Company’s business is subject to legal proceedings, examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies as well as private litigants such as the Company’s borrowers or former employees. At any point in time, the Company may have open investigations with regulators or enforcement agencies, including examinations and inquiries related to its loan servicing and origination practices. These matters and other pending or potential future investigations, examinations, inquiries or lawsuits may lead to administrative or legal proceedings, and possibly result in remedies, including fines, penalties, restitution, or alterations in business practices, and in additional expenses and collateral costs.
As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain matters, the Company may consider a loss to be probable but cannot calculate a precise estimate of losses. For these matters, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

As of June 30, 2021 (Successor), there were no matters that the Company considered to be both probable or reasonably possible for which they could estimate losses or a reasonable range of estimated losses.
The Company is a defendant in four representative lawsuits alleging violations of the California Labor Code and brought pursuant to the California Private Attorneys General Act (“PAGA”). The cases have been coordinated and currently are in discovery. Due to the unpredictable nature of litigation generally and the wide discretion afforded the Court in awarding civil penalties in PAGA actions, the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could, in the future, incur judgments or enter into settlements of claims that could have a negative effect on its results of operations in any particular period.
Legal expenses, which includes, among other things, settlements and the fees paid to external legal service providers, were $3.6 million for the Successor period from April 1, 2021 to June 30, 2021 and $4.2 million for the Predecessor period from January 1, 2021 to March 31, 2021. Legal expenses for the Predecessor were $4.0 million and $7.5 million for the three months ended and six months ended June 30, 2020, respectively. These expenses are included in general and administrative expenses in the Consolidated Statements of Operations.

23.	Commitments and Contingencies
Servicing of Mortgage Loans
The Company has contracted with third-party providers to perform specified servicing functions on its behalf. These services include maintaining borrower contact, facilitating borrower advances, generating borrower statements, and facilitating loss-mitigation strategies in an attempt to keep defaulted borrowers in their homes.
For reverse mortgages, defaults on loans leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums. When a default cannot be cured, the sub-servicers
manage the foreclosure process and the filing of any insurance claims with HUD. The sub-servicers
have responsibility for remitting timely advances and statements to borrowers and timely and accurate claims to HUD, including compliance with local, state and federal regulatory requirements. Although the Company has outsourced its servicing function, as the issuer, the Company has responsibility for all aspects of servicing of the HECM loans and related HMBS beneficial interests under the terms of the servicing contracts, state laws and regulations.
Additionally, the
sub-servicers
are also responsible for remitting payments to investors, including interest accrued and interest shortfalls and funding advances such as taxes and home insurance premiums. Advances are typically remitted by the Company to the sub-servicers
on a daily basis.
Contractual
sub-servicing
fees related to
sub-servicer
arrangements are generally based on a fixed dollar amount per loan and are included in general and administrative expenses in the Consolidated Statements of Operations.
Unfunded Commitments
The Company is required to fund further borrower advances (where the borrower has not fully drawn down the HECM, HomeSafe Flex and Select, or fix & flip loan proceeds available to them), and to additionally fund the payment of the borrower’s obligation to pay the FHA their monthly insurance premium.
The outstanding unfunded commitments available to borrowers related to HECM loans were approximately $2.4 billion as of June 30, 2021 (Successor), compared to $2.1 million as of December 31, 2020 (Predecessor). The outstanding unfunded commitments available to borrowers related to fix & flip loans were approximately $10.7 million and $18.8 million, respectively, as of June 30, 2021 (Successor) and December 31, 2020 (Predecessor). This additional borrowing capacity is primarily in the form of undrawn lines of credit.
The Company also has commitments to purchase and sell loans totaling $12.3 million and $163.9 million, respectively, at June 30, 2021 (Successor), compared to $10.2 million and $54.3 million, respectively, at December 31, 2020 (Predecessor).

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Mandatory Repurchase Obligation
The Company is required to repurchase reverse loans out of the GNMA securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the MCA. Performing repurchased loans are conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance are not being paid.
As an issuer of HMBS, the Company also has the option to repurchase reverse loans out of the GNMA securitization pools without GNMA prior approval in certain instances. These situations include the borrower requesting an additional advance that causes the outstanding principal balance to be equal or greater than 98% of the MCA; the borrower’s loan becoming due and payable under certain circumstances; the borrower not occupying the home for greater than twelve consecutive months for physical or mental illness and the home is not the residence of another borrower; or the borrower failing to perform in accordance with the terms of the loan.
For each HECM loan that the Company securitizes into Agency HMBS, the Company is required to covenant and warrant to GNMA, among other things, that the HECM loans related to each participation included in the Agency HMBS are eligible under the requirements of the National Housing Act and the GNMA Mortgage-backed Securities Guide, and that the Company will take all actions necessary to ensure the HECM loan’s continued eligibility. The GNMA HMBS program requires that the Company removes the participation related to any HECM loan that does not meet the requirements of the GNMA Mortgage-backed Securities Guide. In addition to securitizing HECM loans into Agency HMBS, the Company may sell HECM loans to third parties, and the agreements with such third parties include standard representations and warranties related to such loans, which if breached, may require the Company to repurchase the HECM loan and/or indemnify the purchaser for losses related to such HECM loans. In the case where the Company repurchases the loan, the Company bears any subsequent credit loss on the loan. To the extent that the Company is required to remove a loan from an Agency HMBS, purchase a loan from a third party or indemnify a third party, the potential losses suffered by the Company may be reduced by any recourse the Company has to the originating broker and/or correspondent lender, if applicable, to the extent such entity breached similar or other representations and warranties. Under most circumstances, the Company has the right to require the originating broker/correspondent to repurchase the related loan from the Company and/or indemnify the Company for losses incurred. The Company seeks to manage the risk of repurchase and associated credit exposure through the Company’s underwriting and quality assurance practices.

24.	Incentive Compensation
Equity-Based Compensation
Pursuant to the terms of the A&R MLTIP, FoA has two major types of equity-based compensation granted to employees, henceforth referred to as Replacement Restricted Stock Units (“Replacement RSUs”) and Earnout Right Restricted Stock Units (“Earnout Right RSUs”). The issuance of the Replacement RSUs and Earnout Right RSUs to employees under the A&R MLTIP will be funded by the exchange of

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

current Class A Common Stock and Class A LLC Units held by the unitholders of FoA Equity prior to the closing of the Business Combination. Therefore, the shares issued to employees under the A&R MLTIP will not result in incremental share ownership in the Company, and the total compensation costs associated with the vesting of the Replacement RSUs and Earnout Right RSUs will be directly allocated to the noncontrolling interest and, with respect to Blocker GP, to FoA in proportion to their sharing percentages of exchanged units.
Replacement RSUs
Pursuant to the terms of the A&R MLTIP executed on October 28, 2020, the Company granted each employee who held Phantom Units in FoA Equity and remained employed as of the Replacement RSU grant date, April 1, 2021, in consideration for the cancellation of a portion of their Phantom Units, Replacement RSUs that will vest into shares of Class A Common Stock.
Following the terms of the A&R MLTIP, 25% of the Replacement RSUs will vest on the Replacement RSU grant date, and the remaining 75% will vest in equal installments on each of the first three anniversaries of the closing of the Business Combination, subject to each holder’s continued employment.
Earnout Right RSUs
In addition to the Replacement RSUs, participants in the A&R MLTIP are entitled to receive additional Earnout Right RSUs depending on whether the Company achieves certain market-based conditions. The market-based vesting conditions have been factored into the grant date fair value measurement of the Earnout Right RSUs using a Monte Carlo simulation. The assumptions used in the Monte Carlo simulation model included a volatility rate of 60%, risk free rate of 1.14% and a weighted average expected term of 1.06 years for the first tranche of Earnout Right RSUs and 1.52 years for the second tranche of Earnout Right RSUs.
Earnout Right RSUs have the same service-based vesting conditions listed above for the Replacement RSUs along with market-based vesting conditions. The first tranche of Earnout Right RSUs vest upon satisfaction of the service-based vesting conditions and if, at any time during the six years following the Closing, the VWAP of FoA’s Class A Common Stock is greater than or equal to $12.50 for any twenty Trading Days within a period of thirty consecutive Trading Days (the date when the foregoing is first satisfied, the “First Earnout Achievement Date”). The second tranche of Earnout Right RSUs vest upon satisfaction of the service-based vesting conditions and if, at any time during the six years following the Closing, the VWAP of FoA’s Class A Common Stock is greater than or equal to $15.00 for any twenty Trading Days within a period of thirty consecutive Trading Days (the date when the foregoing is first satisfied, the “Second Earnout Achievement Date”).
The Replacement RSUs and the Earnout Right RSUs are classified as equity and FoA accounts for the RSUs following the fair value method. Both the Replacement RSUs’ and Earnout Right RSUs’ fair values are fixed on the grant date and not remeasured unless the award is subsequently modified.
A summary of the Replacement RSU and Earnout Right RSU activity from grant until June 30, 2021 is presented below in thousands, except for share information:

				Grant Date Fair Value
Replacement RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value
Outstanding, April 1, 2021	—	—	—
Granted	14,819,483	—	14,819,483	$9.48	$140,489
Vested	(4,066,069)	4,066,069	—	$9.48	$38,546

Outstanding, June 30, 2021	10,753,414	4,066,069	14,819,483

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

No Replacement RSUs are expected to vest from July 1, 2021 to December 31, 2021. Share based compensation expense for the Replacement RSUs totaled $47.1 million for the period from April 1, 2021 to June 30, 2021. Unrecognized share based compensation expense totaled $93.4 million as of June 30, 2021 (Successor).

				Grant Date Fair Value
Earnout Right RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value
Outstanding, April 1, 2021	—	—	—
Granted	1,550,880	—	1,550,880	$8.91	$13,811

Outstanding, June 30, 2021	1,550,880	—	1,550,880

No Earnout Right RSUs are expected to vest from July 1, 2021 to December 31, 2021. Share based compensation expense for the Earnout Right RSUs totaled $2.2 million for the period from April 1, 2021 to June 30, 2021. Unrecognized share based compensation expense totaled $11.6 million as of June 30, 2021 (Successor).
Long-Term Incentive Plan
On January 1, 2015, the Company established a long-term incentive plan (the “Plan”) to compensate key employees. Any distributions are based on distributions received by equity holders of the Company in excess of the contributed equity capital, plus a designated return on contributed equity capital (the “Hurdle”).
The phantom units are accounted for as a profit-sharing arrangement, as they do not represent a substantive form of equity and were not indexed to the price of UFG common units.
In connection with the Closing of the Business Combination, which occurred on April 1, 2021, the holders of Phantom Units (1,077 units outstanding) received one-time
lump sum cash payments totaling $24.0 million as it relates to the achievement of the Hurdle being met under the original terms of the Plan.
The cash payment of $24.0 million relates to prior services provided solely for the benefit of the Company and not for ongoing services to be provided in the future that would benefit the post-combination entity. Given that the payment was triggered by the distributions made in connection with the successful closing of the Business Combination, the payment of $24.0 million is considered to have been incurred “on the line.” The balance of the Company’s obligation under the Plan was replaced by the issuance of equity-based compensation described above as governed by the Amended and Restated Management Long-Term Incentive Plan.

25.	Changes in Contingently Redeemable Noncontrolling Interest
FoA Equity determined that the Class B interests of FACo Holdings issued to Buy to Rent Platform Holdings, L.P. (“B2R”) meet the definition of CRNCI. Under the FACo Holdings Agreement, the Class B Units may be redeemed upon sale of FACo by FACo Holdings, sale of FAH, or sale of UFG Holdings LLC, which would require FAH to purchase the outstanding Class B Units. FoA Equity determined that the legal provisions in the FACo Holdings Agreement in which there is a noncontrolling interest represent a substantive profit-sharing arrangement, where the allocation to the members differs from the stated ownership percentages. FoA Equity utilized the hypothetical liquidation at book value, or HLBV, method for the allocation of profits and losses each period. Under the HLBV method, the amount of income and loss attributed to the noncontrolling interests in the Consolidated Statements of Operations reflects changes in the amounts each member would hypothetically receive at each Consolidated Statement of Financial Condition date under the liquidation provisions of the FACo Holdings Agreement, assuming the net assets of the FACo Holdings were liquidated at their respective recorded amounts. Allocations of profits and losses in the Consolidated Statements of Operations is determined based on the hypothetical amounts that would be distributed to members after taking into account any capital transactions between FACo Holdings and its members as follows:

•	Distributions up to Hurdle Amount of $202.0 million (subject to certain adjustments defined in the FACo Holdings Agreement)—100% to Class B Members;

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

•	Distributions of the next $150.0 million—95% to Class A Members and 5% to Class B Members, and;

•	Thereafter—75% to Class A Members and 25% to Class B Members.
In connection with the closing of the Business Combination disclosed in Note 4—Acquisitions, FoA caused Finance of America Holdings LLC to exercise its right under the FACo Holdings Agreement to purchase all of the outstanding Class B Units held by B2R for a redemption price of $203.2 million in satisfaction of the applicable Hurdle Amount under the FACo Holdings Agreement. The changes in CRNCI are as follows (in thousands):

Predecessor:
Balance at December 31, 2019 (audited)	$187,981
Net loss	(15,386)

Balance at March 31, 2020	172,595
Net loss	(2,620)

Balance at June 30, 2020	$169,975

Balance at December 31, 2020 (audited)	$166,231
Net income	4,260
Accretion to redemption price	32,725

Balance at March 31, 2021	203,216

Successor:
Balance at April 1, 2021	$203,216
Settlement of CRNCI in connection with the Business Combination	(203,216)

Balance at June 30, 2021	$—

26.	General and Administrative Expenses
General and administrative expenses consisted of the following (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Title and closing	$25,191	$25,061	$12,682	$28,677
Loan origination expenses	17,725	20,503	14,126	34,573
Depreciation and amortization	16,462	3,484	3,488	6,957
Loan portfolio expenses	15,433	15,200	9,426	18,603
Communications and data processing	12,568	11,324	8,025	14,327
Securitization expenses	10,831	6,944	8,349	8,349
Business development	9,647	10,607	9,321	17,590
Licensing and insurance	3,457	2,487	1,474	3,266
Fair value change in deferred purchase price liability	1,760	30	(62)	—
Other expenses	6,227	31,577	14,385	27,438

Total general and administrative expenses	$119,301	$127,217	$81,214	$159,780

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

27.	Business Segment Reporting
The Company has identified six reportable segments: Mortgage Originations, Reverse Originations, Commercial Originations, Portfolio Management, Lender Services and Corporate/Other.
Mortgage Originations
The Mortgage Originations segment originates mortgage loans through FAM. This segment generates revenue through fee-based
mortgage loan origination services and the origination and sale of mortgage loans into the secondary market. The Mortgage Originations segment includes four channels: distributed retail lending, direct-to-consumer
lending, third-party-originator lending, and home improvement.
Reverse Originations
The Reverse Originations segment originates or acquires reverse mortgage loans through FAR. This segment originates HECMs which are insured by the FHA, and non-agency
reverse mortgages. The segment originates reverse mortgage loans through the following channels: retail and third-party-originator. Reverse mortgage lending activities primarily consist of the origination and securitization of mortgage loans to GNMA and other private investors.
Commercial Originations
The Commercial Originations segment originates or acquires commercial mortgage loans through FACo. The segment provides business purpose lending solutions for residential real estate investors in two principal ways: short-term loans to provide rehab and construction of investment properties meant to be sold upon completion, and investor rental loans collateralized by either a single property or portfolio of properties. The segment originates commercial mortgage loans through the following channels: retail and third-party-originator. Commercial mortgage lending activities primarily consist of the origination and securitization of commercial mortgages to private investors.
Portfolio Management
The Portfolio Management segment provides product development, loan securitization, loan sales, risk management, asset management and servicing oversight services to the enterprise and third-party funds.
Lender Services
The Lender Services segment provides ancillary business services, title agency and title insurance services, MSR valuation and trade brokerage, and appraisal management services to customers in the residential mortgage, student lending, and commercial lending industries. The segment also operates a foreign branch in the Philippines for fulfillment transactional and administrative support.
Corporate and Other
Corporate and other consists of the Business Excellence Office (“BXO”) and other corporate services groups.
The Company’s segments are based upon the Company’s organizational structure which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on actual cost of services performed based on a direct resource utilization, estimate of percentage use for shared services or headcount percentage for certain functions.
Non-allocated
corporate expenses include administrative costs of executive management and other corporate functions that are not directly attributable to the Company’s operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties. To reconcile the Company’s consolidated results, certain inter-segment revenues and expenses are eliminated in the “Eliminations” column in the following tables.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021
	Successor
	Mortgage Originations	Reverse Originations	Commercial Originations	Portfolio Management	Lender Services	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale of loans, net	$185,386	$—	$—	$7,748	$—	$193,134	$—	$(5,557)	$187,577
Net fair value gains	—	94,536	10,822	11,223	—	116,581	—	14,570	131,151
Fee income	30,345	954	12,124	3,577	81,130	128,130	—	(37,266)	90,864
Net interest income (expense)	1,976	(9)	—	(15,851)	(15)	(13,899)	(6,567)	(9)	(20,475)

Total revenues	217,707	95,481	22,946	6,697	81,115	423,946	(6,567)	(28,262)	389,117
Total expenses	224,191	42,246	20,049	33,190	73,317	392,993	36,021	(28,262)	400,752
Other, net	—	104	140	(245)	83	82	(2,185)	—	(2,103)

Net (loss) income before taxes	$(6,484)	$53,339	$3,037	$(26,738)	$7,881	$31,035	$(44,773)	$—	$(13,738)

Depreciation and amortization	$1,433	$(151)	$127	$(107)	$2,818	$4,120	$12,342	$—	$16,462
Total assets	2,994,779	768,229	109,434	17,996,903	336,687	$22,206,032	2,115,780	(2,093,874)	$22,227,938

	January 1, 2021 to March 31, 2021
	Predecessor
	Mortgage Originations	Reverse Originations	Commercial Originations	Portfolio Management	Lender Services	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale of loans, net	$286,481	$—	$—	$5,065	$—	$291,546	$—	$(212)	$291,334
Net fair value gains	—	68,449	5,431	2,750	—	76,630	—	33	76,663
Fee income	32,731	524	8,930	36,191	76,383	154,759	—	6,612	161,371
Net interest expense	891	—	—	(14,816)	(36)	(13,961)	(7,744)	—	(21,705)

Total revenues	320,103	68,973	14,361	29,190	76,347	508,974	(7,744)	6,433	507,663
Total expenses	224,246	23,693	13,391	24,406	62,970	348,706	18,683	5,955	373,344
Other, net	—	34	149	895	2	1,080	(9,464)	(478)	(8,862)

Net income (loss) before taxes	$95,857	$45,314	$1,119	$5,679	$13,379	$161,348	$(35,891)	$—	$125,457

Depreciation and amortization	$1,423	$151	$125	$146	$1,268	$3,113	$371	$—	$3,484
Total assets	2,425,529	35,861	82,375	17,378,088	125,317	$20,047,170	379,562	(326,313)	$20,100,419

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	For the three months ended June 30, 2020
	Predecessor
	Mortgage Originations	Reverse Originations	Commercial Originations	Portfolio Management	Lender Services	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale of loans, net	$298,333	$—	$—	$—	$—	$298,333	$—	$(42)	$298,291
Net fair value gains	—	54,689	21	57,237	—	111,947	—	356	112,303
Fee income	33,795	509	350	1,431	44,312	80,397	28	(3,769)	76,656
Net interest expense	778	—	—	(19,708)	(42)	(18,972)	(2,804)	(15)	(21,791)

Total revenues	332,906	55,198	371	38,960	44,270	471,705	(2,776)	(3,470)	465,459
Total expenses	215,958	22,156	6,552	21,374	39,554	305,594	16,573	(3,470)	318,697

Other, net	—	—	—	—	—	—	(28)	—	(28)

Net income (loss) before taxes	$116,948	$33,042	$(6,181)	$17,586	$4,716	$166,111	$(19,377)	$—	$146,734

Depreciation and amortization	$1,520	$286	$142	$11	$1,050	$3,009	$479	$—	$3,488
Total assets	$1,816,879	$86,335	$59,439	$16,194,177	$92,413	$18,249,243	$484,973	$(638,216)	$18,096,000

	For the six months ended June 30, 2020
	Predecessor
	Mortgage Originations	Reverse Originations	Commercial Originations	Portfolio Management	Lender Services	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale of loans, net	$425,624	$—	$—	$5,617	$—	$431,241	$—	$(2,266)	$428,975
Net fair value gains	—	89,278	8,582	25,881	—	123,741	—	1,942	125,683
Fee income	54,322	1,112	11,185	2,392	85,570	154,581	44	(7,998)	146,627
Net interest expense	1,264	—	—	(44,481)	(33)	(43,250)	(4,220)	(82)	(47,552)

Total revenues	481,210	90,390	19,767	(10,591)	85,537	666,313	(4,176)	(8,404)	653,733
Total expenses	354,149	40,740	22,442	38,746	78,149	534,226	23,222	(8,404)	549,044

Other, net	—	—	—	—	—	—	(44)	—	(44)

Net income (loss) before taxes	$127,061	$49,650	$(2,675)	$(49,337)	$7,388	$132,087	$(27,442)	$—	$104,645

Depreciation and amortization	$3,087	$455	$306	$23	$2,105	$5,976	$981	$—	$6,957
Total assets	$1,816,879	$86,335	$59,439	$16,194,177	$92,413	$18,249,243	$484,973	$(638,216)	$18,096,000

28.	Liquidity and Capital Requirements
FAM
In addition to the covenant requirements of FAM mentioned in Note 18—Other Financing Lines of Credit, FAM is subject to various regulatory capital requirements administered by HUD as a result of their mortgage origination and servicing activities. HUD governs non-supervised,
direct endorsement mortgagees, and GNMA, FNMA and FHLMC, which sponsor programs that govern a significant portion of FAM’s mortgage loans sold and servicing activities. Additionally, FAM is required to maintain minimum net worth requirements for many of the states in which it sells and services loans. Each state has its own minimum net worth requirement; however, none of the state requirements are material to the Company’s Consolidated Financial Statements.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Failure to meet minimum capital requirements can result in certain mandatory remedial actions and potentially result in additional discretionary remedial actions by regulators that, if undertaken, could: (i) remove FAM’s ability to sell and service loans to or on behalf of the Agencies; and (ii) have a direct material effect on FAM’s financial statements, results of operations and cash flows.
In accordance with the regulatory capital guidelines, FAM must meet specific quantitative measures of cash, assets, liabilities, profitability and certain off-balance
sheet items calculated under regulatory accounting practices. Further, changes in regulatory and accounting standards, as well as the impact of future events on FAM’s results, may significantly affect FAM’s net worth adequacy.
Among FAM’s various capital requirements related to its outstanding mortgage origination and servicing agreements, the most restrictive of these requires FAM to maintain a minimum adjusted net worth balance as of the end of the most recent fiscal quarter of $149.9 million as of June 30, 2021 (Successor). FAM’s adjusted net worth was $191.4 million as of June 30, 2021 (Successor). FAM is also subject to requirements related to material declines in quarterly and two consecutive quarter tangible net worth. As a result of impacts from the Business Combination, FAM was not in compliance with the quarterly and two consecutive quarter tangible net worth requirements required by FNMA. The Company received a waiver for the covenant violation from FNMA as of June 30, 2021 (Successor).
In addition, FAM is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAM throughout the year. FAM is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of June 30, 2021 (Successor), FAM was in compliance with applicable requirements.
FAR
As an issuer of HMBS, FAR is required by GNMA to maintain minimum net worth, liquidity and capitalization levels as well as minimum insurance levels.
The net worth required is $5.0 million plus 1% of FAR’s commitment authority from GNMA. The liquidity requirement is for 20% of FAR’s required net worth to be in the form of cash or cash equivalent assets. FAR is required to maintain a ratio of 6% of net worth to total assets.
At June 30, 2021 (Successor), FAR was in compliance with the minimum net worth, liquidity and insurance requirements of GNMA and had received a permanent waiver for its capital requirement. The minimum tangible net worth required of FAR by GNMA was $101.3 million at June 30, 2021 (Successor). FAR’s actual net worth calculated based on GNMA guidance was $438.3 million at June 30, 2021 (Successor). The Company was therefore in compliance with all net worth requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of June 30, 2021 (Successor), FAR was in compliance with applicable requirements.
Incenter
Incenter Securities Group LLC (“ISG”), one of the operating subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules and Financial Industry Regulatory Authority (“FINRA”) rules and guidance. Applicable laws and regulations, among other things, restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, ISG is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. ISG is subject to the SEC’s Uniform Net Capital Rule (SEC Rule
15c3-1)
(“the Rule”), which requires the maintenance of minimum net capital. ISG computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $0.3 million. At June 30, 2021 (Successor), ISG met the minimum net capital requirement amounts and was therefore in compliance.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Additionally, ISG claims the exemption provision of SEC Rule
15c3-3(k)(2)(ii).
ISG does not hold customer funds or safekeep customer securities. The Company introduces and clears its customers’ transactions through a third-party on a fully-disclosed basis.
Agents National Title Insurance Company (“Agents”), an operating subsidiary of Incenter, has additional capital requirements. The State of Missouri and State of Alabama require domestic title insurance underwriters maintain minimum capital and surplus of $1.6 million and $0.2 million, respectively. Failure to comply with these provisions may result in various actions up to and including surrender of the certificate of authority. Additionally, in October 2019, Agents entered into a capital maintenance agreement in conjunction with the approval for the certificate of authority for California. This agreement requires Agents to maintain a minimum of $8.0 million in policyholder surplus. If Agents falls below this requirement in any given quarter, Incenter must contribute cash, cash equivalents securities or other instruments to bring Agents in compliance. The Company’s insurance company subsidiaries met the existing minimum statutory capital and surplus requirements as of June 30, 2021 (Successor).
The Company is also required to maintain bonds, certificates of deposit and interest bearing accounts in accordance with applicable state regulatory requirements. The total requirement was $3.5 million across all states as of June 30, 2021 (Successor). The Company was in compliance with these requirements as of June 30, 2021 (Successor).

29.	Concentrations of Risk
The Company’s activities are subject to significant risks and uncertainties, including the ability of management to adequately develop its service lines, acquire adequate customer and revenue bases, and overall market demand for its services. In addition, the Company engages in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.
Financial instruments, which potentially subject the Company to credit risk, consist of cash and cash equivalents, derivatives, loans held for sale, and loans held for investment.
The Company invests its excess cash balances that may exceed federal insured limits with financial institutions evaluated as being creditworthy, primarily in money market accounts which are exposed to minimal interest rate and credit risk. The balances of these accounts are insured by the Federal Deposit Insurance Corporation, subject to certain limitations.
Credit risk is reduced by the Company’s underwriting standards, monitoring pledged collateral and other in-house
monitoring procedures performed by management. The Company’s credit exposure for amounts due from investors and derivative related receivables is minimized since its policy is to sell mortgages only to highly reputable and financially sound financial institutions.
Mortgage loans are sold or financed through one of the following methods: (i) sales or financing securitizations to or pursuant to programs sponsored by FNMA, FHLMC, and GNMA, or (ii) sales or financing securitizations issued to private investors. The Company sold $6,421.2 million for the Successor period from April 1, 2021 to June 30, 2021 and $7,696.6 million for the Predecessor period from January 1, 2021 to March 31, 2021 in mortgage loans to FNMA, FHLMC and GNMA. The Company sold $7,274.4 million for the Predecessor three months ended June 30, 2020 and $10,850.6 million for the Predecessor six months ended June 30, 2020 in mortgage loans to FNMA, FHLMC and GNMA. The Company sold to or securitized with private investors $1,691.9 million for the Successor period from April 1, 2021 to June 30, 2021 and $1,724.3 million for the Predecessor period from January 1, 2021 to March 31, 2021 in mortgage loans. The Company sold to or securitized with private investors $1,883.3 million for the Predecessor three months ended June 30, 2020 and $3,384.1 million for the Predecessor six months ended June 30, 2020 in mortgage loans.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

For the Successor period, April 1, 2021 to June 30, 2021, the sale or financing securitizations issued to private investors consisted of 33.2% nonperforming loans and 66.8% other. For the Predecessor period from January 1, 2021 to March 31, 2021, the sales or financing securitizations issued to private investors consisted of 33.1% nonperforming repurchased loans and 66.9% other.
The Company’s sales or financing securitizations issued to private investors for the Predecessor three months ended June 30, 2020 consisted of 46.8%
non-agency
reverse mortgage loans, 23.5% commercial loans, 0.1% nonperforming repurchased loans, 3.3% third-party financial institutions, and 26.3% other. The Company’s sales or financing securitizations issued to private investors for the Predecessor six months ended June 30, 2020 consisted of 31.9%
non-agency
reverse mortgage loans, 13.1% commercial loans, 11.0% nonperforming repurchased loans, 6.9% third-party financial institutions, and 37.1% other.
The Company is partially owned by Libman Family Holdings, LLC, certain investment funds affiliated with Blackstone and other co-investors.
In the ordinary course of conducting business, a portion of these mortgage loans sold or financed relate to certain commercial transactions that the Company enters into with a counterparty that is a non-affiliated
company separately owned by certain other investment funds affiliated with Blackstone. The nature of its business interactions with this counterparty may allow the Company to negotiate preferential terms of commercial transactions that may not be available for other parties on an arm’s-length
basis. These commercial transactions include the transfer of certain residential mortgage loans, in which the Company may receive an ongoing service fee. The Company sold mortgage loans to non-affiliated
Blackstone portfolio companies of $33.4 million for the Successor period from April 1, 2021 to June 30, 2021 and $84.6 million for the Predecessor period from January 1, 2021 to March 31, 2021. The Company sold mortgage loans to non-affiliated
Blackstone portfolio companies of $98.7 million for the Predecessor six months ended June 30, 2020. In addition, the Company is also contracted by certain non-affiliated
Blackstone portfolio companies to provide
sub-advisor
services in areas such as asset management and administrative oversight, in which the Company receives an advisory fee. The Company has recognized gains on the sale of mortgages related to transactions with non-affiliated
Blackstone portfolio companies of $0.9 million for the Successor period from April 1, 2021 to June 30, 2021 and $4.0 million for the Predecessor period from January 1, 2021 to March 31, 2021. The Company recognized gains on the sale of mortgages related to transactions with non-affiliated
Blackstone portfolio companies of $4.7 million for the Predecessor six months ended June 30, 2020. There were no sales of loans or gains recognized from sales to non-affiliated
Blackstone portfolio companies for the Predecessor three months ended June 30, 2020.
In July 2017, the Company entered into a $45.0 million mezzanine financing agreement with a non-affiliated
company, separately owned by other investment funds affiliated with Blackstone, secured by a junior lien in mortgage assets pledged to certain senior secured warehouse facilities. This facility was structured as a loan and security agreement. The funds advanced are generally repaid using collections from the underlying assets to the extent remaining after the payment of any senior debt or the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default. This financing agreement was amended in May 2021 from $45 million to $25 million. As of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), the Company had outstanding borrowings of $20.9 million and $21.5 million, respectively.
Residential Mortgages
The mortgaged properties securing the residential loans that we service are geographically dispersed throughout the United States. Certain states may experience future weakened economic conditions or greater rates of decline in real estate values than the United States in general. In addition, certain states may change their licensing or other regulatory requirement to make servicing loans in these states cost-prohibitive.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The table below provides the percentage of residential mortgage loans serviced by the location in which the home securing the loan is located and is based on the outstanding UPB. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	June 30, 2021	December 31, 2020
	Successor	Predecessor
California	36%	37%
Oregon	8	7
Washington	8	8
Arizona	6	6
New Jersey	5	5
Other	37	37

	100%	100%

Reverse Mortgages
FAR originates, buys and sells HECMs, commonly referred to as reverse mortgages, and securitizes and sells the HECMs as HMBS. FAR is subject to approval of, and is heavily regulated by, federal and state regulatory agencies as a mortgage lender, GNMA issuer, broker and servicer.
The secondary market for the FHA insured HECM loans is not assured; to the extent the program requires Congressional appropriations in future years, which are not forthcoming, the program could be jeopardized; and/or, consumer demand could be reduced if FHA actions result in a reduction of initial principal limit available to borrowers.
FAR depends on its ability to securitize reverse mortgages, subsequent draws, mortgage insurance premiums and servicing fees, and would be adversely affected if the ability to access the secondary market were to be limited.
Concentrations of credit risk associated with reverse mortgage loans are limited due to the large number of customers and their dispersion across many geographic areas. The table below provides the percentage of reverse loans in the Company’s Consolidated Statements of Financial Condition by the location in which the home securing the loan is located and is based on their remaining UPBs. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	June 30, 2021	December 31, 2020
	Successor	Predecessor
California	44%	44%
New York	8	8
Florida	5	5
Texas	5	5
Other	38	38

	100%	100%

A significant portion of the Company’s
non-agency
reverse mortgage products are originated within the state of California. The Company’s non-agency
reverse mortgage production concentration by location is presented in the following table. The Company’s total origination volume in any other states did not exceed 5% of the total origination volume, and were included in the “Other” balance.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	June 30, 2021	December 31, 2020
	Successor	Predecessor
California	79%	84%
Other	21	16

	100%	100%

Loans previously repurchased out of a HMBS pool (“HECM Buyouts”) that were subsequently securitized also contain concentrations of credit risk as they are limited due to the dispersion across many geographic areas. The table below provides the percentage of securitized nonperforming HECM buyouts in the Company’s Consolidated Statements of Financial Condition by the location in which the home securing the loan is located and is based on their remaining UPBs. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Puerto Rico	16%	21%
New York	16	15
California	10	9
Texas	10	9
Florida	6	5
Other	42	41

	100%	100%

Puerto Rico’s economy has been in a serious recession since the second quarter of 2006, and its economic downturn has been generally much worse than that of the United States. Further, Hurricane Maria in 2017 has further stressed the economy and infrastructure in Puerto Rico, resulting in extensive loss of water supplies and electricity.
Regulatory agencies require all properties in affected areas to be inspected for “acceptable” condition prior to any transaction occurring with or on behalf of the GSEs or HUD (including foreclosure sale, property conveyance, sale/funding/transfers of originated loans to third parties, etc.). This required inspection may cause delays in foreclosures and settlement of claims. Additionally, in certain circumstances when there are uninsured losses, the Company may be responsible for repairs to the properties if not done by the homeowner.
In its determination of fair value amounts for loans that are in disaster impacted areas, the Company has provided for increased expectations of loss severities due to delays in processing claims and uninsured losses. These estimates are based on management’s best estimates of anticipated losses. Actual results may differ from the estimates due to external factors.
Commercial Mortgages
The economies of states where mortgage properties are concentrated may be adversely affected to a greater degree than the economies of other areas of the country. The table below provides the percentage of loans on the Company’s Consolidated Statements of Financial Condition by the location in which the home securing the loan is located and is based on their remaining UPBs. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	June 30, 2021	December 31, 2020
	Successor	Predecessor
Illinois	7%	7%
Minnesota	8	5
New Jersey	6	9
New York	3	7
California	4	9
Connecticut	2	5
Florida	5	6
Texas	5	5
New Mexico	13	1
Other	47	46

	100%	100%

Incenter
The Company’s title and closing revenue had two major referral partners accounting for approximately 23% of revenue for the Successor period from April 1, 2021 to June 30, 2021 and 21% of revenue for the Predecessor period from January 1, 2021 to March 31, 2021. The two major referral partners also made up a significant portion of revenue for the Predecessor periods with 25% of revenue for the three months ended June 30, 2020 and 23% of revenue for the six months ended June 30, 2020.
Ratings have always been an important factor in establishing the competitive position of insurance companies. Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to investors. The Company’s insurance subsidiary is rated by Demotech and, as of June 30, 2021 (Successor), the rating assigned was A (Exceptional). The Company is subject to continued periodic review by the rating agency and the continued retention of the rating cannot be assured. If the rating is reduced from the current level or the ratings of the Company’s insurance title underwriter are downgraded, the results of operations could be adversely affected.

30.	Related Party Transactions
The Company transacts with various related parties as a part of normal day-to-day
operations. Outstanding receivables from related parties were $0.0 million and $2.6 million as of June 30, 2021 (Successor) and December 31, 2020 (Predecessor),
respectively.
Promissory Notes
In June 2019, the
 Company executed two Revolving Working Capital Promissory Note Agreements (the “2019 Promissory Notes”) with BTO Urban Holdings and Libman Family Holdings, LLC, which are deemed affiliates of the Company. The 2019 Promissory Notes accrued interest monthly at a rate of
10.0
% per annum and matured and were paid in full in June 2020. For the three months ended June 30, 2020 of the Predecessor, the Company paid interest of $
2.5
 million related to the 2019 Promissory Notes. For the six months ended June 30, 2020 of the Predecessor, the Company paid interest of $
2.9
 million related to the 2019 Promissory Notes. For the Predecessor period from January 1, 2021 to March 31, 2021 and the Successor period from April 1, 2021 to June 30, 2021, the Company paid no
interest related to the 2019 Promissory Notes.
Agricultural Loans
In 2019, the Company entered into an Amended and Restated Limited Liability Company Agreement with FarmOp Capital Holdings, LLC (“FarmOps”) in which the Company acquired an equity investment in FarmOps. Subsequent to this agreement, the Company agreed to purchase originated agricultural loans from FarmOps. The Company

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

purchased agricultural loans and had total funded draw amounts of $46.3 million and $53.4 million, respectively, for the Successor period from April 1, 2021 to June 30, 2021 and $83.0 million and $82.1 million, respectively, for the Predecessor period from January 1, 2021 to March 31, 2021. The Predecessor purchased agricultural loans and had total funded draw amounts of $12.0 million and $11.5 million, respectively, for the three months ended June 30, 2020 and $76.7 million and $67.1 million, respectively, for the six months ended June 30, 2020.
The Company had promissory notes outstanding with FarmOps of $3.3 million and $0.8 million as of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively.
Cloudvirga
In 2017 and 2019, the Company purchased preferred and common stock investments in Cloudvirga, Inc. (“Cloudvirga”). Subsequent to its investment, the Company entered into a software development arrangement in which Cloudvirga agreed to develop software in addition to providing certain technology services for the Company. In May 2021, Cloudvirga merged with an unaffiliated third party, causing the liquidation of all shares held by the Company. As such, the fair value assumptions used to determine the holding value of such preferred equity were updated by the Company and resulted in an impairment of the equity investment of $9.3 million in the Predecessor period from January 1, 2021 to March 31, 2021. As a result of this liquidation of the held shares of Cloudvirga by certain subsidiaries of the Company, the related party relationship was terminated.
For the Predecessor period from January 1, 2021 to March 31, 2021, $1.7 million was capitalized related to the development of the software and will be amortized over a 12 month period from the date placed in service. Professional fees paid to Cloudvirga, in exchange for the technology services, by the Predecessor were $0.6 million for the Predecessor period from January 1, 2021 to March 31, 2021, $0.3 million for the Predecessor three months ended June 30, 2020 and $0.8 million for the Predecessor six months ended June 30, 2020.
Nonrecourse MSR Financing Liability, at Fair Value
In 2020, the Company entered into a nonrevolving facility commitment with various related parties, to sell beneficial interests in the servicing fees generated from its originated or acquired MSRs. Under these agreements, the Company has agreed to sell excess servicing income or pay an amount equal to excess servicing income to third parties, in each case, taking into account cost of servicing and ancillary income related to the identified MSRs in exchange for an upfront payment equal to the purchase price or fair value of the identified MSRs. These transactions are accounted for as financings.
As of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), the Company had an outstanding advance of $22.1 million and $14.9 million against this commitment for the purchase of MSRs with a fair value of $18.9 million and $14.1 million, respectively.
The Company has also entered into Investment Management Agreements with these third parties to serve as the investment manager, in which the Company performs various advisory services to the investors in exchange for a management fees. Management fees amounted to $0.1 million for the Successor period from April 1, 2021 to June 30, 2021 and for the Predecessor period from January 1, 2021 to March 31, 2021. There were no managements fees paid for the Predecessor three months ended June 30, 2020 or the Predecessor six months ended June 30, 2020, as the nonrevolving facility commitment during these periods.
Senior Notes
Related parties of FoA purchased notes in the high-yield debt offering in November 2020 in an aggregate principal amount of $135.0 million.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

31.	Condensed Financial Information of Registrant (Parent Company Only)
Finance of America Companies Inc.
(Parent company only)
Condensed Statements of Financial Condition
(Dollars in thousands)

	June 30, 2021	December 31, 2020
	Successor	Predecessor
ASSETS
Fixed assets and leasehold improvements, net	$—	$23
Investment in subsidiaries	814,440	639,011
Other assets, net	—	2,184

TOTAL ASSETS	$814,440	$641,218

LIABILITIES AND EQUITY
Payables and other liabilities	$76,469	$13,033

TOTAL LIABILITIES	$76,469	$13,033

EQUITY
FoA Equity Capital LLC member’s equity	—	628,176
Class A Common Stock (Successor), $0.0001 par value; 6,000,000,000 shares authorized; 59,881,714 shares issued and outstanding at June 30, 2021	6	—
Additional paid-in capital (Successor)	807,521	—
Accumulated deficit (Successor)	(69,548)	—
Accumulated other comprehensive (loss) income	(8)	9

TOTAL EQUITY	737,971	628,185

TOTAL LIABILITIES AND EQUITY	$814,440	$641,218

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Finance of America Companies Inc.
(Parent Company Only)
Condensed Statements of Operations and Comprehensive Income
(Dollars in thousands)

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
REVENUES
Interest expense	$—	$(46)	$(2,477)	$(3,601)

TOTAL REVENUES	—	(46)	(2,477)	(3,601)

EXPENSES
Salaries and benefits	—	4,041	3,162	4,263
Occupancy and equipment rentals	—	161	143	312
General and administrative	—	357	215	736

TOTAL EXPENSES	—	4,559	3,520	5,311
OTHER, NET	(2,152)	—	—	—

NET LOSS BEFORE INCOME TAXES	(2,152)	(4,605)	(5,997)	(8,912)
Provision for income taxes applicable to parent	(99)	—	—	—

NET LOSS	(2,053)	(4,605)	(5,997)	(8,912)
Equity in undistributed income from subsidiaries	4,318	124,464	154,332	129,997

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	2,265	119,859	148,335	121,085
Other comprehensive (loss) income	(8)	(11)	18	11

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$2,257	$119,848	$148,353	$121,096

As disclosed in Note 2—Summary of Significant Accounting Policies, FoA is a holding company and has a controlling interest in FoA Equity. FoA did not have any cash as of June 30, 2021 (Successor), accordingly Condensed Statements of Cash Flows have not been presented. Management determined which assets and liabilities were to be used by the operating subsidiaries, and these amounts have been appropriately excluded from the parent company Condensed Statements of Financial Position of FoA presented above. Changes in these balances are reflected as additional contributions and distributions from FoA Equity in the period in which they occur, and had no impact on any cash balances that may have otherwise been maintained at FoA.
Basis of Presentation
The parent company financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes thereto. The parent company follows the same accounting policies as disclosed in Note 2—Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements. For purposes of this condensed financial information, the Company’s consolidated subsidiaries are recorded based upon its proportionate share of the subsidiaries net assets (similar to presenting them on the equity method).

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Since restricted net assets of FoA and its subsidiaries exceed 25% of the consolidated net assets of the Company and its subsidiaries, the accompanying condensed parent company financial statements have been prepared in accordance with Rule
12-04
Schedule 1 of Regulation
S-X.
Dividends from Subsidiaries
There were no cash dividends paid to the parent from the Company’s consolidated subsidiaries for the Successor period from April 1, 2021 to June 30, 2021 and $75.0 million for the Predecessor period from January 1, 2021 to March 31, 2021. There were no cash dividends paid to parent from the Company’s consolidated subsidiaries for the three months ended June 30, 2020 or the six months ended June 30, 2020.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

32.	Income Taxes
The components of income tax expense were as follows:

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Net (loss) income before income taxes	$(13,738)	$125,457	$146,734	$104,645
Provision for income taxes	1,086	1,137	448	766
Effective tax provision rate	(7.91)%	0.91%	0.31%	0.73%
The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. Prior to the Business Combination, FoA Equity operated as a U.S. Partnership which, generally, are not subject to federal and state income taxes. Post transaction, FoA’s effective tax rate differs from the U.S.’s statutory rate primarily due to the noncontrolling interest associated with the portion of FoA Equity income not allocable to FoA and treatment of certain non-recurring
transactions related to the Replacement RSUs, which are accounted for as discrete items in the interim period in which they occur rather than incorporated into the calculation of the estimated annual effective tax rate.
FoA is taxed as a corporation and is subject to corporate federal, state and local taxes on the income allocated to it from FoA Equity, based upon FoA’s economic interest in FoA Equity, as well as any stand-alone income or loss it generates. FoA Equity and its disregarded subsidiaries are treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, FoA Equity is not subject to U.S. federal and certain state and local income taxes. FoA Equity’s members, including FoA, are liable for federal, state and local income taxes based on their allocable share of FoA Equity’s pass-through taxable income, which includes income of FoA Equity’s subsidiaries that are treated as disregarded entities separate from FoA Equity for income tax purposes.
FoA Equity wholly owns Campus Door Inc., BNT Title Company of California, ANTIC Inc. and Silvernest Inc., which are regarded corporate subsidiaries for tax purposes. FoA Equity’s regarded corporate subsidiaries are subject to corporate federal, state and local taxes on income they generate. As such, the consolidated tax provision of FoA addresses corporate taxes that it incurs based on its flow-through income from FoA Equity as well as corporate taxes that are incurred by its regarded subsidiaries.
As a result of the Business Combination, the Company recognized a deferred tax liability (“DTL”) in the net amount of $24.5 million to account for the difference between the Company’s book and tax basis in its investment in FoA Equity. Furthermore, the Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not
to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
The Company recognizes uncertain income tax positions when it is not more-likely-than-not
a tax position will be sustained upon examination. As of June 30, 2021 (Successor), the Company has recognized uncertain tax positions related to positions taken at the lower tier regarded corporate subsidiaries named above. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense for the Successor period from April 1, 2021 to June 30, 2021 or for the Predecessor period from January 1, 2021 to March 31, 2021. No interest or penalties were recognized in income tax expense for the Predecessor three months ended and six months ended June 30, 2020. Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2016 or prior.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

33.	Earnings Per Share
Basic net income per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the Successor period. Diluted net income per share is based on the weighted average number shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share based compensation awards outstanding during the Successor period.
For the Predecessor periods, FoA Equity’s capital structure consisted of a single class of outstanding membership units which are held by one member, UFG. Therefore, the Company has omitted earnings per unit for the Predecessor period due to the limited number of LLC unit holders for the Predecessor periods presented.
The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share for the Successor period (in thousands, except for share amounts):

April 1, 2021 to June 30, 2021
Successor
Basic net income (loss) per share:
Numerator
Net loss	$(14,824)
Less: loss attributable to noncontrolling interests (1)	(17,089)

Net income attributable to holders of Class A Common Stock—basic	$2,265

Denominator
Weighted average shares of Class A Common Stock outstanding—basic	59,881,714

Basic net income per share	$0.04

(1)
  The Class A LLC Units of FoA Equity, held by the Continuing Unitholders, which comprise the noncontrolling interest in FoA, represents a participating security. Therefore, the numerator was adjusted to reduce net income by the amount of net income attributable to noncontrolling interests.

Additionally, the Class B Common Stock does not participate in earnings or losses of the Company and therefore is not a participating security. The Class B Common Stock has not been included in either the basic or diluted net income per share calculations.

Loss attributable to noncontrolling interest includes special allocations of recognized expense related to the A&R MLTIP. See Note 24 - Incentive Compensation for additional details.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

April 1, 2021 to June 30, 2021
(in thousands, except for share amounts)	Successor
Diluted net loss per share:
Numerator
Net income attributable to holders of Class A Common Stock	$2,265
Reallocation of net loss assuming exchange of Class A LLC Units (2)	(12,001)

Net loss attributable to holders of Class A Common Stock—diluted	$(9,736)

Denominator
Weighted average shares of Class A Common Stock outstanding—basic	59,881,714
Effect of dilutive securities:
Assumed exchange of Class A LLC Units for shares of Class A Common Stock (3)	131,318,286

Weighted average shares of Class A Common Stock outstanding—diluted	191,200,000

Diluted net loss per share	$(0.05)

(2)
  This adjustment assumes the
after-tax
elimination of noncontrolling interest due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA as of the beginning of the period following the if-converted
method for calculating diluted net income per share.

Following the terms of the A&R LLC Agreement, the Class A LLC unitholders will initially bear approximately 85% of the cost of any vesting associated with the Replacement RSUs and Earnout Right RSUs prior to any distribution by FoA to such Class A LLC unitholders. The remaining compensation cost associated with the Replacement RSUs and Earnout Right RSUs will be shared by Blocker. As a result of the application of the if-converted
method, in arriving at diluted net income per share, the entirety of the compensation cost associated with vesting of the Replacement RSUs and Earnout Right RSUs is assumed to be included in the net income attributable to holders of the Company’s Class A Common Stock.

(3)
  The diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted
method to reflect the provisions of the Exchange Agreement and assume the Class A LLC unitholders of FoA Equity, representing the noncontrolling interest, exchange their units on a one-for-one
basis for shares of Class A Common Stock in FoA.

In addition to the Class A LLC Units, the Company also had Replacement RSUs outstanding during the period from April 1, 2021 to June 30, 2021. The effects of the Replacement RSUs following the treasury stock method have been excluded from the computation of diluted net income per share given that the if-converted
method was determined to be more dilutive.

34.	Sponsor Earnout
Contemporaneously with the execution of the Transaction Agreement, the initial shareholders entered into an amendment and restatement of the existing Sponsor Agreement (as amended and restated, the “Sponsor Agreement”) with FoA, Replay and FoA Equity, pursuant to which, in connection with the Closing of the Business Combination, among other things, (i) immediately prior to the Domestication (as defined below), the 7,750,000 of private placement warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”) owned by the Sponsor were exchanged for 775,000 ordinary shares which then converted into shares of Class A Common Stock and (ii) excluding the 90,000 Founder Shares held by Replay’s independent directors (unless transferred to any other initial shareholder or permitted transferee thereof) that were converted into shares of Class A Common Sock and immediately vested,

40
%
of the Founder Shares shares held by the Sponsor (2,839,000 shares) were converted into vested Class A Common Stock and became wholly owned by the Sponsor immediately prior to the Closing of the Business Combination and
60
%

of the Founder Shares held by the Sponsor (4,258,500 shares) were converted into unvested shares of Class A Common Stock and are subject to vesting and forfeiture in accordance with certain terms and conditions, as laid out below.
If at any time during the six years following the Closing, the VWAP of FoA’s Class A Common Stock is greater than or equal to $12.50 for any twenty (20) Trading Days within a period of thirty (30) consecutive Trading Days (“First

8
6

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Sponsor Earnout Achievement Date”) then 35% of the total Founder Shares owned by each Sponsor Person shall vest. If the First Sponsor Earnout Achievement Date has not occurred within six years of the Closing Date the Founder Shares that were eligible to vest shall not vest and shall be forfeited.
If at any time during the six years following the Closing, the VWAP of FoA’s Class A Common Stock is greater than or equal to $15.00 for any twenty (20) Trading Days within a period of thirty (30) consecutive Trading Days (“Second Sponsor Earnout Achievement Date”) then 25% of the total Founder Shares owned by each Sponsor Person shall vest. If the Second Sponsor Earnout Achievement Date has not occurred within six years of the Closing Date the Founder Shares that were eligible to vest shall not vest and shall be forfeited.
Given that the Sponsor Agreement was issued to the acquirers of FoA Equity, and not to the sellers of FoA Equity, the
Pre-Closing
Equity Holders, the Sponsor Agreement was not accounted for as consideration transferred and did not impact the purchase price paid by Replay. Instead the Sponsor Agreement was accounted for separately from the other provisions of the Transaction Agreement. The Company classified the Sponsor Agreement as an equity transaction. Given the equity classification, the Sponsor shares were measured at a fair value of $38.1 million upon the consummation of the Transaction Agreement the date of issuance, and will not be subsequently remeasured. Additionally, the settlement of the Sponsor Agreement will be accounted for within equity, if and when the First or Second Earnout Achievement Date occurs.
The fair value was determined by using a Monte Carlo simulation to forecast the future daily price per share of Class A Common Stock over a six-year
time period. The Sponsor Earnout will terminate if after six years following the Closing Date, neither the First nor Second Sponsor Earnout Achievement Dates are met; or FoA is sold.

35.	Equity
Class A Common Stock
As of June 30, 2021 (Successor), there were 64,140,214 shares of Class A Common Stock outstanding, consisting of 59,881,714 vested shares and 4,258,500 unvested shares that are subject to vesting and forfeiture. The 4,258,500 unvested shares of Class A Common Stock relate to the Sponsor Earnout, further discussed in Note 34. The 4,258,500 unvested shares of Class A Common Stock are not entitled to receive any dividends or other distributions, do not have any other economic rights until such shares are vested, and will not be entitled to receive back dividends or other distributions or any other form of economic
“catch-up”
once they become vested. The holders of the 59,881,714 vested shares of Class A Common Stock represent the controlling interest of the company. Refer to Note 34—Sponsor Earnout for additional details regarding the unvested shares.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued 7 shares of Class B Common Stock, par value $0.0001 per share, to holders of Class A LLC Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which shareholders of the Company are entitled to vote generally.
Class A LLC Units
In connection with the Business Combination, the Company, FoA Equity and the Continuing Unitholders entered into an Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement sets forth the terms and conditions upon which holders of Class A LLC Units may exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one
basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Continuing Unitholders’ ownership of Class A LLC Units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Consolidated Statements of Financial Condition. As of June 30, 2021 (Successor), there were 191,200,000 Class A LLC Units outstanding. Of the 191,200,000 Class A LLC Units outstanding, 59,881,714 are held by the Class A Common Stock shareholders and 131,318,286 are held by the noncontrolling interest of the Company.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

36.	Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Financial Statements of June 30, 2021 through August 16, 2021, the date these Consolidated Financial Statements were issued. No events or transactions were identified that would have an impact on the financial position or results of operations of the Company as of June 30, 2021 (Successor) as reported herein. However, management of the Company believes disclosure of the following events is appropriate.
Securitizations
Reverse Loan Securitization
In July 2021, the Company securitized approximately $296.0 million of its reverse mortgage loans, through the issuance of approximately $331.9 million of mortgage backed notes, which accrue interest at an annual rate of 1.3% on a weighted average basis on the principal balance of the notes and have a scheduled final maturity date occurring in July 20
26
. The $331.9 million of mortgage backed notes were issued at a weighted average price of
98.3
%. The principal and interest on the outstanding notes will be paid using the cash flows from the related reverse mortgage loans, which serve as collateral for the debt. The securitization is callable by the Company with the optional redemption date being any date beginning with the payment date occurring in July 2024.
This securitization will be accounted for as a secured financing in the Company’s Consolidated Statements of Financial Condition.
FarmOps
In July 2021, upon meeting the contractual exercise condition, the Company exercised its warrant for the purchase of 6,426,015 Series A-2 Convertible Preferred Units of FarmOp at the contractual cash exercise price of $0.0001 per unit. Following this exercise, FoA’s percentage of fully-diluted equity ownership of FarmOp is 36.4%.
Financing Lines of Credit
The July 2021 $200.0 million facility was amended in July 2021. Under the terms of the new amended agreement, the maturity date was extended to July 2022.
The August 2021 $300.0 million facility was amended in August 2021. Under the terms of the new amended agreement, the maturity date was extended to September 2021.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations (“MD&A”) should be read together with our consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors. Except where the context otherwise requires, the terms “Finance of America Companies,” “Finance of America,”“FoA,” “we,” “us,” or “our” refer to the business of Finance of America Companies Inc. and its consolidated subsidiaries.
Overview
Finance of America Companies Inc. is a vertically integrated, diversified lending platform that connects borrowers with investors. We offer a diverse set of high quality consumer loan products and distribute financial risk to investors for an up-front
cash profit and typically some future performance-based participation. We believe we have a differentiated, less volatile strategy than mono-line mortgage lenders who focus on originating interest rate sensitive traditional mortgages and retain significant portfolios of mortgage servicing rights with large potential future advancing obligations. In addition to our profitable lending operations, we provide a variety of services to lenders through our Lender Services segment, which augments our lending profits with an attractive fee-oriented
revenue stream. Our differentiated strategy is built upon a few key fundamental factors:

•
We operate in a diverse set of lending markets that benefit from strong, secular tailwinds and are each influenced by different demand drivers, which we believe results in stable and growing earnings with lower volatility and lower mortgage market correlation than a traditional mortgage company.

•
We seamlessly connect borrowers with investors. Our consumer-facing business leaders interact directly with the investor-facing professionals in our Portfolio Management segment, facilitating the development of attractive lending solutions for our customers with the confidence that the loans we generate can be efficiently and profitably sold to a deep pool of investors. While we often retain a future performance-based participation in the underlying cash flows of our loan products, we seek to programmatically and profitably monetize most of our loan products through a variety of investor channels, which minimizes capital at risk.

•
We distribute our products through multiple channels, and utilize flexible technology platforms and a distributed workforce in order to scale our businesses and manage costs efficiently. Our businesses are supported by a centralized business excellence office (“BXO”), providing all corporate support, including IT, Finance and Accounting, Treasury, Human Resources, Legal, Risk and Compliance. This platform enables us to be product agnostic, with the ability to focus our resources as the opportunity set evolves while not being overly reliant on any individual product. As borrower demands for lending products change, we are able to change with them and continue to offer desirable lending solutions.

Today, we are principally focused on (1) residential mortgage loan products throughout the U.S., offering traditional mortgage loans, reverse mortgage loans, and (2) business purpose loans to real estate investors. We have built a distribution network that allows our customers to interact with us through their preferred method: in person, via a broker or digitally. Our product offering diversity makes us resilient in varying rate and origination environments, and differentiates us from traditional mortgage lenders. Our Lender Services segment supports a range of financial institutions, including our lending companies, with services such as title insurance and settlement services, appraisal management, valuation and brokerage services, fulfillment services, and technology platforms for student loans and consumer loans. In addition to creating recurring third-party revenue streams, these service business lines allow us to better serve our lending customers and maximize our revenue per lending transaction. Furthermore, our Portfolio Management segment provides structuring and product development expertise, allowing innovation and improved visibility of execution for our originations, as well as a broker/dealer and institutional asset management capabilities. These capabilities allowed us to complete profitable sales of our loan products via securitization, including 1 securitization during the Predecessor period from January 1, 2021 to March 31, 2021 and 3 securitizations during the Successor period from April 1, 2021 to June 30, 2021. During an otherwise volatile 2020, there were 10 securitizations, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors and the resilience of our business model in any market environment.
The Business Combination
On October 12, 2020, FoA, a Delaware corporation and wholly owned subsidiary of Replay, Replay Acquisition Corp. (“Replay”), a publicly traded special purpose acquisition company, and FoA Equity agreed to a business combination that would result in FoA becoming a publicly traded company. FoA Equity, Replay, FoA; RPLY Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of FoA (“Replay Merger Sub”); RPLY BLKR Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of FoA (“Blocker Merger Sub”); Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., a Delaware limited partnership (“Blocker”); Blackstone Tactical Opportunities Associates – NQ L.L.C., a Delaware limited liability company (“Blocker GP”); BTO Urban Holdings L.L.C., a Delaware limited liability company (“BTO Urban”), Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., a Delaware limited partnership (“ESC”), Libman Family Holdings LLC, a Connecticut limited liability company (“Family Holdings”), The Mortgage Opportunity Group LLC, a Connecticut limited liability company (“TMO”), L and TF, LLC, a North Carolina limited liability company (“L&TF”), UFG Management Holdings LLC, a Delaware limited liability company (“Management Holdings”), and Joe Cayre (each of BTO Urban, ESC, Family Holdings, TMO, L&TF, Management Holdings and Joe Cayre, a “Seller” and, collectively, the “Sellers” or the “Continuing Unitholders”); and BTO Urban and Family Holdings, solely in their joint capacity as the representative of the Sellers pursuant to Section 12.18 of the Transaction Agreement (as defined below) (the “Seller Representative”), entered into a Transaction Agreement (the “Transaction Agreement”) pursuant to which Replay agreed to combine with FoA Equity in a series of transactions (collectively, the “Business Combination”) that resulted in FoA becoming a publicly-traded company on the New York Stock Exchange (“NYSE”) as of April 1, 2021, with trading beginning on April 5, 2021 under the ticker symbol ‘FOA’ and controlling FoA in an
“UP-C”
structure. For a description of the Business Combination, see FoA’s Form
8-K
filed with the SEC on April 7, 2021 (the “Super
8-K”).
Capitalized terms used and not defined herein have the meanings assigned to them in the Super
8-K.
Our Segments
We manage our Company in five reportable segments: Portfolio Management, Mortgage Originations, Reverse Originations, Commercial Originations, and Lender Services. A description of the business conducted by each of these segments is provided below:
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, asset management and servicing oversight services to the enterprise and third-party funds. The team is primarily based in St. Paul, MN and New York, NY.
As part of the vertical integration of our business, our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors complete the lending lifecycle in a way that allows us to innovate and manage risk through better price and product discovery. Given our scale, we are able to “do our own deals” and where appropriate, retain assets on balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring earnings.
The retained asset portfolio generally consists of two classifications of assets: short-term investments and long-term investments. Short-term investments are primarily proprietary whole loans and securities that are held for sale and loans bought out from home equity conversion mortgages (“HECM”) securitizations prior to assignment to Government National Mortgage Association (“Ginnie Mae”). Long-term investments are primarily made up of mortgage servicing rights, securitized HECM loans, securitized proprietary whole loans (including retained securities and residual interests in securitization trusts), and whole loans not yet securitized.

The retained assets are initially recorded to the portfolio at a designated fair-value-based transfer price, if originated by any of the Company’s origination segments (“Net origination gains” recognized by the origination segments), or at the price purchased from external parties. Retained financial assets are subsequently recorded at their current fair value on an ongoing basis.
The Portfolio Management segment generates revenue and earnings in the form of gain on sale of loans, fair value gains, interest income, servicing income, fees for underwriting, advisory and valuation services and other ancillary fees.
Mortgage Originations
Our Mortgage Originations segment originates residential mortgage loans through our Finance of America Mortgage LLC (“FAM”) subsidiary. This segment generates revenue through fee-based
mortgage loan origination services and the origination and sale of mortgage loans into the secondary market. We generally sell all originated mortgage loans into the secondary market within 30 days of origination and elect whether to sell or retain the rights to service the underlying mortgage loans based on the economics in the market and Company portfolio investment strategies. Whether the Company elects to sell or retain the rights to service the underlying loans, the Mortgage Originations segment realizes the fair value of the mortgage servicing rights in gain on sale. Performance of the retained mortgage servicing rights after origination are accounted for within the Portfolio Management segment results.
The Mortgage Originations segment includes four channels:

•	Distributed Retail - Our distributed retail lending channel relies on mortgage advisors in retail branch locations across the country to acquire, interact with, and serve customers.

•
Direct to Consumer - Our
direct-to-consumer
lending channel relies on our call centers, website and mobile apps to interact with customers. Our primary focus is to assist our customers with a refinance or home purchase by providing them with a needs-based approach to understanding their current mortgage options.

•
TPO - Our third-party-originator (“TPO”) lending channel works with mortgage brokers to source loans which are underwritten and funded by us in our name. Counterparty risk is mitigated through quality and compliance monitoring, and all brokers are subject to our eligibility requirements coupled with an annual recertification process.

•
Home Improvement - Our home improvement channel is our newest distribution channel and was created through the acquisition of certain assets of Renovate America during the first quarter of 2021. This channel assists homeowners in the financing of short-term home improvement projects, such as windows, HVAC, or remodeling and relies on a network of partner contractors across the country to acquire, interact with, and serve these customers.

Our mortgage lending activities primarily consist of the origination and sale of residential mortgage loans to the government sponsored entities (“GSEs”), Federal National Mortgage Association (“Fannie Mae” or “FNMA”), Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), and Ginnie Mae, as well as private investors. The Mortgage Originations segment generates revenue and earnings in the form of gain on sale of loans, fair value gains, interest income, servicing income, and origination fees earned on the successful origination of mortgage loans.
Reverse Originations
Our Reverse Originations segment originates or acquires reverse mortgage loans through our Finance of America Reverse LLC (“FAR”) subsidiary. This segment originates HECMs, and non-agency
reverse mortgages, referred to as
“non-agency
reverse mortgages.”
We securitize HECMs into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which Ginnie Mae guarantees, and sell them in the secondary market while retaining the rights to service.
Non-agency
reverse mortgages, which complement the Federal Housing Administration (“FHA”) HECM for higher value homes, may be sold as whole loans to investors or held for investment and pledged as collateral to securitized nonrecourse debt obligations.
Non-agency
reverse mortgage loans are not insured by the FHA.

We originate reverse mortgage loans through the following channels:

•
Retail - Our retail channel consists of a centralized retail platform, which includes a telephone based platform with multiple loan officers in one location. Our retail network controls all of the loan origination process, including sourcing the borrower, processing the application, setting the interest rate, ordering appraisal and underwriting, processing, closing and funding the loan.

•
TPO - Our TPO channel originates through third-party mortgage brokers and correspondent lenders. Our wholesale channel reviews and underwrites the application submitted by our mortgage brokers and correspondent lenders and approves or denies the application and sets the interest rate.

Our reverse mortgage lending activities primarily consist of the origination and securitization of mortgage loans to Ginnie Mae and other private investors. The Reverse Originations segment generates revenue and earnings in the form of fair value gains at the time of origination (“Net origination gains”) and origination fees earned on the successful origination of mortgage loans.
Commercial Originations
Our Commercial Originations segment originates or acquires commercial mortgage loans through our Finance of America Commercial LLC (“FACo”) subsidiary. The segment provides business purpose lending solutions for residential real estate investors in two principal ways: short-term loans to provide rehab and construction of investment properties meant to be sold upon completion, and investor rental loans collateralized by either a single property or portfolio of properties. The segment does not provide financing for consumer-purpose, owner occupied loans or non-residential
purpose commercial lending.
We originate commercial mortgage loans through the following channels:

•
Retail - Our retail channel consists of sales team members located throughout the United States with concentrations in Charlotte, NC, Chicago, IL, and Irvine, CA. Our retail network controls all of the loan origination process, including sourcing the borrower, processing the application, setting the interest rate, ordering appraisal and underwriting, processing, closing and funding the loan.

•
TPO - Our TPO channel originates through third-party mortgage brokers and correspondent lenders. Our wholesale channel reviews and underwrites the application submitted by our mortgage brokers and correspondent lenders and approves or denies the application and sets the interest rate.

Our commercial mortgage lending activities primarily consist of the origination, sale or securitization of commercial mortgages to private investors. The Commercial Originations segment generates revenue and earnings in the form of fair value gains at the time of origination (“Net origination gains”) and origination fees earned on the successful origination of mortgage loans.
Lender Services
Our Lender Services segment provides ancillary business services, title agency and title insurance services, mortgage servicing rights (“MSR”) valuation and trade brokerage, and appraisal management services to customers in the residential mortgage, student lending, and commercial lending industries. The segment also operates a foreign branch in the Philippines for fulfillment transactional and administrative support.
Our Lender Services business typically generates revenue and earnings in the form of fee-for-service
revenue or commissions on successful MSR trades.

Business Trends and Conditions
There are a number of key factors and trends affecting our results of operations. A summary of key factors impacting our revenue include:

•
prevailing interest rates which impact loan origination volume, with declining interest rates leading to increases in refinance volume, and an increasing interest rate environment leading to decreases in the refinance volume;

•
housing market trends which also impact loan origination volume, with a strong housing market leading to higher loan origination volume, and a weak housing market leading to lower loan origination volume;

•	demographic and housing stock trends which impact the addressable market size of mortgage, reverse and commercial loan originations;

•	increases in loan modifications, delinquency rates, delinquency status and prepayment speeds; and

•
broad economic factors such as the strength and stability of the overall economy, including the unemployment level and real estate values which have been substantially affected by the
COVID-19
pandemic, further discussed below. The
COVID-19
outbreak poses unique challenges to our business and the effects of the pandemic could adversely impact our ability to originate and service mortgages, manage our portfolio of assets and provide lender services and could also adversely impact our counterparties, liquidity and employees.

Other factors that may affect our cost base include trends in salaries and benefits costs, sales commissions, technology, rent, legal, compliance and other general and administrative costs. Management continually monitors these costs through operating plans.
Impact of
COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the
“COVID-19
outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic, based on the rapid increase in exposure globally.
The
COVID-19
pandemic adversely impacted global financial markets and contributed to significant volatility in market liquidity and yields required by market investors in the type of financial instruments originated by the Company’s primary operating subsidiaries. In the U.S., significant fiscal stimulus measures, monetary policy actions and other relief measures have helped to moderate the negative economic impacts of
COVID-19,
and have supported the economic recovery which began in 2020 and continues into 2021. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. In March 2021, the U.S. federal government passed a $1.9 trillion American Rescue Plan Act (“ARPA”), which together with the CARES Act and other fiscal stimulus measures put in place in 2020, provide for, among other things, funding to state and local governments, direct payments to households, support for small businesses, renter assistance and funding for transport, airlines, healthcare and education. Monetary policy decisions have included quantitative easing and the provision of liquidity to financial institutions and credit markets. In addition, housing measures, such as forbearance on mortgages and suspension of foreclosures and evictions, and various executive orders have helped to provide relief. However, no assurance can be made as to the continuation of any relief given that many of the forbearance on mortgages, foreclosure and eviction measures are set to lapse in the second half of 2021.
The full impact of the
COVID-19
pandemic continues to evolve as of the date of this report. The Company’s management is actively monitoring the global situation and its effect on the Company’s financial condition, liquidity, operations, industry, and workforce. Further, the Company cannot estimate the length or gravity of the impact that the
COVID-19
pandemic on the residential mortgage and commercial lending industries. As of June 30, 2021, the
COVID-19
pandemic continues to impact the economic environment in which the Company conducts business. As of June 30, 2021, 551 clients, or 0.57% of the total serviced portfolio, have entered into a forbearance plan as a result of the economic impacts caused by
COVID-19.
As the pandemic continues, it has the potential to cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets and liquidity in fiscal year 2021. See “—Results of Operations” in this MD&A.

The economic impacts of the
COVID-19
pandemic have continued into 2021, including the implementation of the ARPA and the cessation of forbearance options and eviction moratoria. These continuing economic impacts, and the continuation of the pandemic itself, may have an adverse effect on the Company’s results of future operations, financial position, intangible assets and liquidity in fiscal year 2021.
For further discussion on the potential impacts of the
COVID-19
pandemic reference “Risk Factors—Risks Related to the Business of New Pubco — Risks Related to
COVID-19”
in our Super
8-K/A
filed with the SEC on May 17, 2021.
Reorganization Transactions
FoA was incorporated in October 2020 and is a financial services holding corporation, the principal asset of which is a controlling interest in FoA Equity. The business, property and affairs of FoA Equity are managed by a board of managers, appointed by FoA at its sole discretion. In periods subsequent to the April 1, 2021 closing of the Business Combination, FoA consolidates FoA Equity and reports a non-controlling
interest related to the Class A LLC Units held by the Continuing Unitholders in FoA’s Consolidated Financial Statements.
In connection with the consummation of the Business Combination, we executed several reorganization transactions, as a result of which the limited liability company agreement of FoA Equity was amended and restated to, among other things, reclassify its outstanding limited liability company units into a single new class of units that are referred to as “Class A LLC Units.” For a description of the reorganization transactions, see “Certain Agreements Related to the Business Combination,” in the Proxy Statement/Prospectus.
FoA, FoA Equity and the Continuing Unitholders entered into an exchange agreement (the “Exchange Agreement”) under which they (or certain permitted transferees) have the right (subject to the terms of the Exchange Agreement) to exchange their Class A LLC Units for shares of FoA Class A Common Stock on a one-for-one
basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
The Continuing Unitholders hold all of the issued and outstanding shares of FoA’s Class B Common Stock. The shares of Class B Common Stock have no economic rights, but entitle each holder, without regard to the number of shares of Class B Common Stock held by such holder, to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which shareholders of FoA are entitled to vote generally. Holders of shares of FoA’s Class B Common Stock vote together with holders of FoA’s Class A Common Stock as a single class on all matters on which shareholders are entitled to vote generally, except as otherwise required by law.
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors that may impact the comparability of our results of operations in future operations.
Impact of the Business Combination
FoA is a corporation for U.S. federal and state income tax purposes. FoA Equity was and is treated as a flow-through entity for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, other than for certain consolidated subsidiaries of FoA Equity that are structured as corporations and unless otherwise specified, the historical results of operations and other financial information presented does not include any provision for U.S. federal income tax.
FoA (together with certain corporate subsidiaries through which it owns its interest in FoA Equity) pays U.S. federal and state income taxes as a corporation on its share of our taxable income. The Business Combination was accounted for as a business combination using the acquisition method of accounting. Accordingly, the assets and liabilities, including any identified intangible assets, of FoA Equity were recorded at their fair values at the date of the consummation of the Business Combination, with any excess of the purchase price over the estimated fair value recorded as goodwill. The application of business combination accounting required the use of significant estimates and assumptions.

As a result of the application of business combination accounting, the historical Consolidated Financial Statements of FoA Equity are not necessarily indicative of FoA’s future results of operations, financial position and cash flows. For example, increased tangible and intangible assets resulting from adjusting the basis of tangible and intangible assets to their fair value would result in increased depreciation and amortization expense in the periods following the consummation of the Business Combination, and in the future FoA may need to recognize impairment charges related to goodwill and identified intangible assets that are adjusted to fair value.
Additionally, in connection with the Business Combination, FoA entered into TRAs with the TRA Parties that provide for the payment by FoA to such owners of 85% of the benefits that FoA is deemed to realize as a result of (i) tax basis adjustments that will increase the tax basis of the tangible and intangible assets of FoA as a result of sales or exchanges of Class A LLC Units in connection with or after the Business Combination or distributions with respect to the Class A LLC Units prior to or in connection with the Business Combination, (ii) FoA’s utilization of certain tax attributes attributable to the Blocker or the Blocker Shareholders, and (iii) certain other tax benefits related to entering into the TRAs, including tax benefits attributable to payments under the TRAs.
Impact of Becoming a Public Company
We expect to incur additional costs associated with operating as a public company. We expect that these costs will include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, requires public companies to implement specified corporate governance practices that are not applicable to a private company. These additional rules and regulations increased our legal, regulatory and financial compliance costs and will make some activities more time-consuming and costly.
Components of Our Results of Operations
Revenue
Our primary sources of revenue include gains on sale and other income from mortgage loans held for sale, net, net fair value gains on mortgage loans and related obligations, fee income and net interest income (expense).
Gain on sale and other income from mortgage loans held for sale, net
Net gain on sale and other income from mortgage loans held for sale include realized and unrealized gains and losses on loans held for sale, interest rate lock commitments, hedging derivatives, and originated mortgage servicing rights. The Company sells mortgage loans into the secondary market, including sales to the GSEs on a servicing-released basis, where the loans are sold to an investor with the associated MSRs transferred to the investor or to a separate third-party investor. In addition, the Company may opportunistically sell loans on a servicing-retained basis, where the loan is sold and the Company retains the rights to service that loan. Unrealized gains and losses include fair value gains and losses resulting from changes in fair value in the underlying mortgages, interest rate lock commitments, hedging derivatives, and originated MSRs, from the time of origination to the ultimate sale of the loan or other settlement of those financial instruments.
Net fair value gains on mortgage loans and related obligations
The majority of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on mortgage loans and related obligations. See Note 5—Fair Value within our interim unaudited consolidated financial statements for a discussion of fair value measurements.
Fee Income
We earn various fees from our customers during the process of origination and servicing of loans as well as providing services to third party customers. These fees include loan servicing and origination fees, title and closing service fees, title underwriting servicing fees, settlement fees, appraisal fees and broker fees. Revenue is recognized when the performance obligations have been satisfied, which is typically at the time of loan origination.

Net interest income (expense)
We earn interest income on mortgage, reverse and commercial loans held for sale. Interest expense incurred on warehouse lines of credit and non-funding
debt is included in net interest income (expense). Interest income and interest expense also accrues to loans held for investment, including securitized loans subject to HMBS and other nonrecourse debt. Interest income and expense on loans held for investment and their related obligations are recorded to net fair value gains on mortgage loans and related obligations.
Operating Expenses
Our operating expenses include salaries, benefits and related expenses, occupancy, equipment rentals and other office related expenses, and general and administrative expenses.
Salaries, benefits and related expenses
Salaries, benefits and related expenses includes commissions, bonuses, salaries, benefits, taxes and all payroll related expenses for our employees.
Occupancy, equipment rentals and other office related expenses
Occupancy, equipment rentals and other office related expenses includes rent expense on office space, equipment and other related occupancy costs.
General and administrative expenses
General and administrative expenses primarily include loan origination fees, loan portfolio expenses, professional service fees, business development costs, communications and data processing costs, legal costs such as title and closing, depreciation and amortization and other expenses.
Other, net
Other, net, includes primarily gains or losses on assets, revaluation of the warrant liability, and remeasurement of the the Company’s TRA obligation.
Income Taxes
FoA Equity is treated as a flow-through entity for U.S. federal income tax purposes. As a result, entity level taxes at FoA Equity are not significant. Provision for income taxes consists of tax expense primarily related to certain of the consolidated subsidiaries of FoA Equity that are structured as corporations and subject to U.S. federal income taxes as well as state taxes.
FoA (together with certain corporate subsidiaries through which it owns its interest in FoA Equity) is treated as a U.S. corporation for U.S. federal and state income tax purposes and is subject to U.S. federal income taxes with respect to its allocable share of any taxable income of FoA Equity and is taxed at the prevailing corporate tax rates. Accordingly, a provision for income taxes is recorded for the anticipated tax consequences of FoA’s allocable share of FoA Equity’s reported results of operations for federal income taxes. In addition to tax expenses, we also incur expenses related to our operations, as well as payments under the TRAs, which are significant. FoA Equity distributes an amount sufficient to allow FoA to pay its tax obligations and operating expenses, including distributions to fund any payments due under the TRAs. See “Certain Agreements Related to the Business Combination—Tax Receivable Agreements.” However, our ability to make such distributions may be limited due to, among other things, restrictive covenants in our financing lines of credit and senior notes. FoA is a holding company and its only material asset is its direct and indirect interest in FoA Equity. FoA accordingly is dependent upon distributions from FoA Equity to pay taxes, make payments under the TRAs and pay dividends.

Results of Operations
Overview
The following tables present selected financial data for the three month Successor period from April 1, 2021 to June 30, 2021, and the three month Predecessor period from January 1, 2021 to March 31, 2021. Additionally, we have presented the Predecessor periods for the three and six months ended June 30, 2020.
We have prepared our discussion of the results of operations by comparing the results of the three month Successor period from April 1, 2021 to June 30, 2021 with the results of the Predecessor period for the three months ended June 30, 2020. Additionally, we compared the results of the combined Successor period from April 1, 2021 to June 30, 2021 and Predecessor period from January 1, 2021 to March 31, 2021 with the Predecessor six months ended June 30, 2020. The core business operations of the Predecessor and Successor were not significantly impacted by the consummation of the Business Combination. Therefore, we believe the combined results for the Successor period from April 1, 2021 to June 30, 2021 and the Predecessor period from January 1, 2021 to March 31, 2021 are comparable to the six months ended June 30, 2020 and provide enhanced comparability to the reader about the current quarter’s results. We believe this approach provides the most meaningful basis of comparison and is useful in identifying current business trends for the periods presented. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of 2021, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.
Consolidated Results
The following table summarizes our consolidated operating results for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Gain on sale and other income from mortgage loans held for sale, net	$187,577	$291,334	$298,291	$428,975
Net fair value gains on mortgage loans and related obligations	131,151	76,663	112,303	125,683
Fee income	90,864	161,371	76,656	146,627
Net interest expense	(20,475)	(21,705)	(21,791)	(47,552)

Total revenue	389,117	507,663	465,459	653,733

Total expenses	400,752	373,344	318,697	549,044

Other, net	(2,103)	(8,862)	(28)	(44)

NET (LOSS) INCOME BEFORE TAXES	$(13,738)	$125,457	$146,734	$104,645

Net fair value gains on mortgage loans and related obligations
In the table below is a summary of the components of net fair value gains on mortgage loans and related obligations for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Interest income on loans	$173,940	$160,568	$217,841	$401,513
Change in fair value of loans	84,983	(51,346)	180,904	82,338
Change in fair value of mortgage backed securities	—	—	(1,470)	817

Fair value gains on mortgage loans	258,923	109,222	397,275	484,668

Interest expense on related obligations	(113,474)	(119,201)	(127,488)	(261,845)
Change in fair value of derivatives	(46,478)	43,972	8,567	(5,743)
Change in fair value of related obligations	32,180	42,670	(166,051)	(91,397)

Fair value losses on related obligations	(127,772)	(32,559)	(284,972)	(358,985)

Net fair value gains on mortgage loans and related obligations	$131,151	$76,663	$112,303	$125,683

Principally, all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on mortgage loans and related obligations in the Consolidated Statements of Operations. However, for certain of our outstanding financing lines of credit, we have not elected to account for these liabilities under the fair value option. Accordingly, interest expense is presented separately on our Consolidated Statements of Operations. Accordingly, interest income on collateralized loans may be reflected in net fair value gains on mortgage loans and related obligations on the Consolidated Statements of Operations, while the associated interest expense on the pledged loans will be included as a component of net interest expense. We evaluate net interest margin (“NIM”) for our outstanding investments through an evaluation of all components of interest income and interest expense.
The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Interest income on commercial and reverse loans	$173,940	$160,568	$217,841	$401,513
Interest expense on HMBS and nonrecourse obligations	(113,474)	(119,201)	(127,488)	(261,845)

Net interest margin included in net fair value gains on mortgage loans (1)	60,466	41,367	90,353	139,668

Interest income on mortgage loans held for sale	13,024	12,621	11,468	19,561
Interest expense on warehouse lines of credit	(26,908)	(26,546)	(30,415)	(62,864)
Non-funding debt interest expense	(6,644)	(7,756)	(2,803)	(4,220)
Other interest income	126	40	39	117
Other interest expense	(73)	(64)	(80)	(146)

Net interest expense	(20,475)	(21,705)	(21,791)	(47,552)

NET INTEREST MARGIN	$39,991	$19,662	$68,562	$92,116

(1)
Net interest margin included in fair value gains on mortgage loans includes interest income and expense on all commercial and reverse loans and their related nonrecourse obligations. Interest income on mortgage loans and warehouse lines of credit are classified in net interest expense. See Note 2—Summary of Significant Accounting Policies within the consolidated financial statements for additional information on the Company’s accounting related to commercial and reverse mortgage loans.

Certain of our financial instruments are valued utilizing a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financials instruments is recorded as a gain or loss in net fair value gains on mortgage loans and related obligations on the Consolidated Statements of Operations.
For the three months from April
 1, 2021 to June
 30, 2021 (Successor) versus the three months ended June
 30, 2020 (Predecessor)
Net income before taxes decreased $160.5 million or 109.4% primarily as a result of the following:

•
Gain on sale and other income from mortgage loans held for sale, net, decreased $110.7 million or 37.1% due to lower margin on originated mortgage loans and lower origination volume during the three months from April 1, 2021 to June 30, 2021 as a result of increased interest rates and competitive pressure on margin. Our Mortgage Originations segment had $6,668.8 million in net rate lock volume related to mortgage loans for the three months from April 1, 2021 to June 30, 2021 compared to $6,800.9 million for the comparable 2020 period. Additionally, our margin on originated mortgage loans decreased to 2.8% for the three months from April 1, 2021 to June 30, 2021 compared to 4.4% for the comparable 2020 period.

•
Net fair value gains on mortgage loans and related obligations increased $18.8 million or 16.8% primarily as a result of origination growth within our Reverse and Commercial Originations segments. The Reverse Originations segment originated $1,013.3 million of reverse mortgage loans for the three months from April 1, 2021 to June 30, 2021 compared to $769.3 million for the comparable 2020 period. The Commercial Originations segment originated $400.5 million in loans for the three months from April 1, 2021 to June 30, 2021 compared to $14.3 million during the comparable 2020 period. The increase was partially offset by net $20.0 million in fair value losses from assumption changes to our loans held for investment.

•	Fee income increased $14.2 million or 18.5% as a result of growth in fee income from our Lender Services segment.

•
Net interest expense decreased $1.3 million or 6.0% in 2021 due primarily to a lower average cost of funds on our financing lines of credit and increases in interest income on mortgage loans held for sale, partially offset by an increase in non-funding
debt interest expense for the three months from April 1, 2021 to June 30, 2021 compared to the comparable 2020 period.

•
Total expenses increased $82.1 million or 25.7% due to higher salaries, benefits and related expenses combined with increased general and administrative expenses related to the Business Combination during the three months from April 1, 2021 to June 30, 2021 and overall enterprise growth. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $38.6 million was recognized. Additional on-going
expenses of $10.6 million for the RSUs and $12.8 million of amortization of intangibles were recognized as a result of the Business Combination.

For the six months ended June
 30, 2021 (Successor and Predecessor) versus the six months ended June
 30, 2020 (Predecessor)
Net income before taxes increased $7.1 million or 6.8% primarily as a result of the following:

•
Gain on sale and other income from mortgage loans held for sale, net, increased $49.9 million or 11.6% as a result of higher Mortgage Originations segment volume. Our Mortgage Originations segment had $15,074.1 million in net rate lock volume for the six months ended June 30, 2021 compared to $13,017.1 million for the comparable 2020 period. Our margin on originated mortgage loans decreased slightly to 3.1% for the six months ended June 30, 2021 compared to 3.3% for the comparable 2020 period.

•
Net fair value gains on mortgage loans and related obligations increased by $82.1 million or 65.3% primarily as a result of growth in our Reverse and Commercial Originations segments and lower fair value losses from assumption changes. The Reverse Originations segment originated $1,782.1 million of reverse mortgage loans for the six months ended June 30, 2021 compared to $1,425.6 million for the comparable 2020 period. The Commercial Originations segment originated $741.4 million in loans for the six months ended June 30, 2021 compared to $457.9 million during the comparable 2020 period. Fair value losses from assumption changes taken in the first half of 2021 were $22.1 million. This compares to $70.7 million in fair value losses from assumption changes taken in the first half of 2020 driven largely by unfavorable shocks to fair value during the early months of the
COVID-19
outbreak. See Note 5—Fair Value within the consolidated financial statements for additional information on assumptions impacting the value of our loans held for investment.

•	Fee income increased $105.6 million or 72.0% as a result of our higher loan origination volumes and growth in fee income from our Lender Services segment.

•
Net interest expense decreased $5.4 million or 11.3% primarily due to a lower average cost of funds on our financing lines of credit and increases in interest income on mortgage loans held for sale, partially offset by an increase in non-funding
debt interest expense for the six months ended June 30, 2021 compared to the comparable 2020 period.

•
Total expenses increased $225.1 million or 41.0% due to higher salaries, benefits and related expenses combined with increased general and administrative expenses primarily as a result of our higher loan origination volumes during the six months ended June 30, 2021, overall enterprise growth, and expenses related to the Business Combination. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $38.6 million was recognized. Additional on-going
expenses of $10.6 million for the RSUs and $12.8 million of amortization of intangibles were recognized as a result of the Business Combination.

SEGMENT RESULTS
Revenue generated on inter-segment services performed are valued based on estimated market value. Revenue and fees are directly allocated to their respective segments at the time services are performed. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount or the equity invested in each segment based on the type of expense allocated. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment results for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Gain on sale and other income from mortgage loans held for sale, net	$7,748	$5,065	$—	$5,617
Net fair value gains	11,223	2,750	57,237	25,881
Net interest expense	(15,851)	(14,816)	(19,708)	(44,481)
Fee income	3,577	36,191	1,431	2,392

Total revenue	6,697	29,190	38,960	(10,591)

Total expenses	33,190	24,406	21,374	38,746

Other, net	(245)	895	—	—

NET (LOSS) INCOME BEFORE TAXES	$(26,738)	$5,679	$17,586	$(49,337)

Our Portfolio Management segment generates its revenues primarily from the sale and securitization of residential mortgages into the secondary market, fair value gains and losses on loans and MSRs that we hold to maturity, and mortgage advisory fees earned on various investment and trading activities we provide our internal and external customers. The fair value gains and losses include the yield we recognize on the contractual interest income that is expected to be collected based on the stated interest rates of the loans and related liabilities, and any contractual service fees earned while servicing these assets.
Fair value gains and losses in our Portfolio Management segment includes fair value adjustments related to the following assets and liabilities:

•	Loans held for investment, subject to HMBS liabilities, at fair value

•	Loans held for investment, subject to nonrecourse debt, at fair value

•	Loans held for investment, at fair value

•	Mortgage servicing rights, at fair value

•	Loans held for sale, at fair value (1)

•	HMBS liabilities, at fair value; and

•	Nonrecourse debt, at fair value.

(1)	Fair value gains and losses in our Portfolio Management segment for loans held for sale only include fair value adjustments related to loans originated in the Commercial Originations segment.

KEY METRICS
The following table provides a trend in the assets and liabilities under management by our Portfolio Management segment (in thousands):

	June 30,	December 31,
	2021	2020
	Successor	Predecessor
Restricted cash	$352,037	$303,925
Loans held for investment, subject to HMBS liabilities, at fair value	10,316,027	9,929,163
Loans held for investment, subject to nonrecourse debt, at fair value	5,424,621	5,396,167
Loans held for investment, at fair value	1,225,090	730,821
Goodwill	30,899	—
Mortgage servicing rights, at fair value	290,938	180,684
Other assets, net	158,375	165,810

Total long-term investment assets	17,797,987	16,706,570

Loans held for sale, at fair value	149,435	142,226

Total earning assets	17,947,422	16,848,796

HMBS liabilities, at fair value	10,168,224	$9,788,668
Nonrecourse debt, at fair value	5,425,732	5,271,842
Other secured financing	1,597,172	1,010,669
Other liabilities	85,002	96,762

Total financing of portfolio	17,276,130	16,167,941

Net equity in earning assets	$671,292	$680,855

The following table provides a summary of some of our Portfolio Management segment’s key metrics (dollars in thousands):

	June 30,	December 31,
	2021	2020
	Successor	Predecessor
Mortgage Servicing Rights Portfolio
Loan count	94,520	69,301
Ending unpaid principal balance (“UPB”)	$30,294,127	$22,269,362
Average unpaid principal balance	$321	$321
Weighted average coupon	3.04%	3.15%
Weighted average age (in months)	7	4
Weighted average FICO credit score	759	760
90+ day delinquency rate	0.09%	0.1%
Total prepayment speed	10.1%	12.1%

Reverse Mortgages
Loan count	59,258	58,230
Active UPB	$13,973,882	$13,355,570
Due and payable	$585,656	$484,233
Foreclosure	$340,588	$348,768
Claims pending	$69,285	$76,346

Ending unpaid principal balance	$14,969,411	$14,264,917
Average unpaid principal balance	$253	$245
Weighted average coupon	4.00%	4.30%
Weighted average age (in months)	44	44
Percentage in foreclosure	2.3%	2.4%

Commercial (SRL/Portfolio/Fix & Flip)
Loan count	1,921	1,993
Ending unpaid principal balance	$417,813	$493,817
Average unpaid principal balance	$217	$248
Weighted average coupon	7.52%	8.50%
Weighted average loan age (in months)	9	12
SRL conditional prepayment rate	2.4%	2.9%
SRL non-performing (60+ DPD)	1.5%	2.2%
F&F single month mortality	9.3%	8.8%
F&F non-performing (60+ DPD)	17.4%	6.5%

Agricultural Loans
Loan count	74	42
Ending unpaid principal balance	$159,029	$69,127
Average unpaid principal balance	$2,149	$1,646
Weighted average coupon	7.20%	7.70%
Weighted average loan age (in months)	4	5
Conditional prepayment rate	50.3%	1.0%

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Investment and Capital Markets
Number of structured deals	3	1	4	6
Structured deals (size in notes)	$1,132,531	$571,448	$1,187,440	$1,760,352
Number of whole loan trades	10	8	0	2
UPB of whole loan trades	$218,068	$195,929	$—	$124,165
Revenue
In the table below is a summary of the components of our Portfolio Management segment’s total revenue for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
REVENUE
Gain on sale and other income from mortgage loans held for sale, net	$7,748	$5,065	$—	$5,617
Interest income	147,945	149,875	198,156	360,994
Interest expense (nonrecourse)	(111,341)	(114,910)	(134,628)	(262,478)
Net fair value losses on portfolio assets	(25,381)	(32,215)	(6,291)	(72,635)

Net fair value gains	11,223	2,750	57,237	25,881

Net interest expense	(15,851)	(14,816)	(19,708)	(44,481)

Servicing income (MSR)	300	33,698	1,682	1,786
Underwriting, advisory and valuation fees	1,901	997	90	180
Asset management fees	—	9	442	953
Other fees	1,376	1,487	(783)	(527)

Fee income	3,577	36,191	1,431	2,392

Total revenue	$6,697	$29,190	$38,960	$(10,591)

Principally, all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on mortgage loans and related obligations in the Consolidated Statements of Operations. However, for certain of our outstanding financing lines of credit, we have not elected to account for these liabilities under the fair value option. Accordingly, interest expense is presented separately on our Consolidated Statements of Operations. We evaluate net interest margin (“NIM”) for our outstanding investments through an evaluation of all components of interest income and interest expense.

The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Interest income on commercial and reverse loans	$147,944	$149,875	$198,643	$361,481
Interest expense on HMBS and nonrecourse obligations	(111,341)	(114,910)	(134,628)	(262,478)

Net interest margin included in net fair value gains on mortgage loans (1)	36,603	34,965	64,015	99,003

Interest income on mortgage loans held for sale	187	138	309	483
Interest expense on warehouse lines of credit	(16,038)	(14,954)	(20,017)	(44,968)
Other interest income	—	—	—	4

Net interest expense	(15,851)	(14,816)	(19,708)	(44,481)

NET INTEREST MARGIN	$20,752	$20,149	$44,307	$54,522

(1)
Net interest margin included in fair value gains on mortgage loans includes interest income and expense on all commercial and reverse loans and their related nonrecourse obligations. Interest income on mortgage loans and warehouse lines of credit are classified in net interest expense. See Note 2—Summary of Significant Accounting Policies within the interim unaudited consolidated financial statements for additional information on the Company’s accounting related to commercial and reverse mortgage loans.

Certain of our financial instruments are valued utilizing a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financials instruments is recorded as a gain or loss in net fair value gains on mortgage loans and related obligations on the Consolidated Statements of Operations.
For the three months from April
 1, 2021 to June
 30, 2021 (Successor) versus the three months ended June
 30, 2020 (Predecessor)
Total revenue decreased $32.3 million or 82.8% as a result of the following:

•
Interest income decreased $50.2 million due to competitive pressure on margins in 2021 resulting in a decrease in weighted average coupon on our portfolio of loans for the three months from April 1, 2021 to June 30, 2021 compared to the comparable 2020 period.

•
Interest expense on nonrecourse debt decreased $23.3 million due to issuances of nonrecourse debt in a favorable interest rate environment during the three months from April 1, 2021 to June 30, 2021 and retirement of nonrecourse debt issued in prior periods.

•	Net interest expense on our warehouse lines decreased $3.9 million due primarily to a lower average cost of funds on our financing lines of credit.

•	Net fair value losses on portfolio assets increased $19.1 million primarily due to home price appreciation and increased prepayment speeds on our securitized reverse assets and MSR.

For the six months ended June
 30, 2021 (Successor and Predecessor) versus the six months ended June
 30, 2020 (Predecessor)
Total revenue increased $46.5 million or 438.8% as a result of the following:

•
Interest income decreased $63.2 million due to competitive pressure on margins in 2021 resulting in a decrease in weighted average coupon on our portfolio of loans for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

•
Interest expense on nonrecourse debt decreased $36.2 million due to issuances of nonrecourse debt in a favorable interest rate environment during the six months ended June 30, 2021 and retirement of nonrecourse debt issued in prior periods.

•	Net interest expense on our warehouse lines decreased $13.8 million due primarily to a lower average cost of funds on our financing lines of credit.

•
Net fair value losses on portfolio assets increased $15.0 million primarily as a result of lower negative fair value adjustments for the six months ended June 30, 2021 compared to the fair value losses incurred in the same period 2020. Financial markets were significantly disrupted resulting in significant negative fair value mark-to-market
adjustments during 2020.

Expenses
In the table below is a summary of the components of our Portfolio Management segment’s total expenses for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Salaries and bonuses	$15,540	$5,650	$5,061	$9,792
Other salary related expenses	405	497	327	696

Total salaries, benefits and related expenses	15,945	6,147	5,388	10,488

Securitization expenses	4,733	4,459	5,017	8,350
Servicing related expenses	8,825	8,651	7,028	12,420
Other general and administrative expenses	3,560	4,887	3,781	7,174

Total general and administrative expenses	17,118	17,997	15,826	27,944

Occupancy and equipment rentals	127	262	160	314

Total expenses	$33,190	$24,406	$21,374	$38,746

For the three months from April
 1, 2021 to June
 30, 2021 (Successor) versus the three months ended June
 30, 2020 (Predecessor)
Total expenses increased $11.8 million or 55.3% as a result of the following:

•
Salaries, benefits and related expenses increased $10.6 million or 196.0%, primarily due to allocated costs associated with the Business Combination and an increase in bonus compensation. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $7.2 million was recognized. Additional on-going
expenses of $1.0 million for the RSUs were recognized as a result of the Business Combination.

•
General and administrative expenses increased $1.3 million or 8.2% primarily due to increased loan portfolio expenses related to the increase in subservicing expense on the retained MSR portfolio, which are included in servicing related expenses above, slightly offset by decreases in fees related to the securitization of assets into nonrecourse securitizations.

For the six months ended June
 30, 2021 (Successor and Predecessor) versus the six months ended June
 30, 2020 (Predecessor)
Total expenses increased $18.9 million or 48.7% as a result of the following:

•
Salaries, benefits and related expenses increased $11.6 million or 110.6%, primarily due to allocated costs associated with the Business Combination and an increase in bonus compensation. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $7.2 million was recognized. Additional on-going
expenses of $1.0 million for the RSUs were recognized as a result of the Business Combination.

•
General and administrative expenses increased $7.2 million or 25.7% primarily due to increased loan portfolio expenses related to the increase in subservicing expense on the retained MSR portfolio, which are included in servicing related expenses above and increases in fees related to the securitization of assets into nonrecourse securitizations.

Mortgage Originations Segment
The following table summarizes our Mortgage Origination segment’s results for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Gain on sale and other income from mortgage loans held for sale, net	$185,386	$286,481	$298,333	$425,624
Fee income	30,345	32,731	33,795	54,322
Net interest income	1,976	891	778	1,264

Total revenue	217,707	320,103	332,906	481,210

Total expenses	224,191	224,246	215,958	354,149

NET INCOME BEFORE TAXES	$(6,484)	$95,857	$116,948	$127,061

Our Mortgage Originations segment generates its revenues primarily from the origination and sale of residential mortgages, including conforming mortgages, government mortgages insured by the FHA, VA and USDA, non-conforming
products such as jumbo mortgages,
non-qualified
mortgages, and
closed-end
second mortgages into the secondary market. Revenue from our Mortgage Originations segment includes cash gains recognized on the sale of mortgages, net of any estimated repurchase obligations, realized hedge gains and losses, fair value adjustments on loans held for sale, and any fair value adjustments on our outstanding interest rate lock pipeline and derivatives utilized to mitigate interest rate exposure on our outstanding mortgage pipeline. We also earn origination fees on the successful origination of mortgage loans which are recorded at the time of origination of the associated loans.
We utilize forward loan sale commitments, TBAs, and other forward delivery securities to fix the forward sales price that we will realize in the secondary market and to mitigate the interest rate risk to loan prices that we may be exposed to from the date we enter into rate locks with our customers until the date the loan is sold. We realize hedge gains and losses based on the value of the change in price in the underlying securities. When the position is closed, these amounts are recorded as realized hedge gains and losses.

KEY METRICS
The following table provides a summary of some of our Mortgage Origination segment’s key metrics (dollars in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Loan origination volume (dollars)
Conforming	$4,302,170	$5,397,708	$5,377,252	$7,976,292
Government	995,657	1,068,650	1,238,058	2,032,871
Non-conforming	1,571,895	1,937,860	966,514	1,793,173
Home improvement	58,928	—	—	—

Total loan origination volume	$6,928,650	$8,404,218	$7,581,824	$11,802,336

Loan origination volume by channel (dollars)
Retail	$4,870,554	$5,622,487	5,773,656	$8,984,443
Wholesale/Correspondent	1,201,503	1,706,365	1,037,824	1,579,202
Consumer direct	797,665	1,075,366	770,344	1,238,691
Home improvement	58,928	—	—	—

Total loan origination volume by channel	$6,928,650	$8,404,218	$7,581,824	$11,802,336

Loan origination volume by type (dollars)
Purchase	$3,494,462	2,664,493	2,059,463	3,757,855
Refinance	3,375,260	5,739,725	5,522,361	8,044,481
Home improvement	58,928	—	—	—

Total loan origination volume by type	$6,928,650	$8,404,218	$7,581,824	$11,802,336

Loan origination volume (units)
Conforming	14,136	18,090	17,910	27,276
Government	3,141	3,426	4,145	7,014
Non-conforming	1,972	2,472	1,466	2,648
Home improvement	5,522	—	—	—

Total loan origination volume	24,771	23,988	23,521	36,938

Loan origination volume by channel (units)
Retail	13,737	16,123	18,349	28,934
Wholesale/Correspondent	3,005	4,745	2,986	4,456
Consumer direct	2,507	3,120	2,186	3,548
Home improvement	5,522	—	—	—

Total loan origination volume by channel	24,771	23,988	23,521	36,938

Loan origination volume by type (units)
Purchase	9,328	7,534	6,890	12,961
Refinance	9,921	16,454	16,631	23,977
Home improvement	5,522	—	—	—

Total loan origination volume by type	24,771	23,988	23,521	36,938

Loan sales by investor (dollars)
Agency	$5,807,841	$7,246,418	$6,946,820	$10,207,363

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Private	1,212,318	1,152,810	433,121	1,191,224

Total loan sales by investor	$7,020,159	$8,399,228	$7,379,941	$11,398,587

Loan sales by type (dollars)
Servicing released	$2,183,584	$2,086,550	$525,085	$4,408,050
Servicing retained	4,836,575	6,312,678	6,854,856	6,990,537

Total loan sales by type	$7,020,159	$8,399,228	$7,379,941	$11,398,587

Net rate lock volume	$6,668,823	$8,405,313	$6,800,861	13,017,115
Mortgage originations margin (including servicing margin) (1)	2.8%	3.4%	4.4%	3.3%
Capitalized servicing rate (in bps)	103.5	89.1	63.6	64.2

(1)	Calculated for each period as Gain on sale and other income from mortgage loans held for sale, net, divided by Net rate lock volume.
Revenue
In the table below is a summary of the components of our Mortgage Origination segment’s total revenue for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Gain on sale, net	$168,821	$200,874	$319,444	$456,858
Provision for repurchases	(1,813)	(2,258)	(9,854)	(11,979)
Realized hedge gains (losses)	(17,013)	74,823	(57,922)	(107,484)
Changes in fair value of loans held for sale	11,602	(41,485)	11,109	33,410
Changes in fair value of interest rate locks	(2,984)	(49,946)	7,706	64,051
Changes in fair value of derivatives/hedges	26,773	104,473	27,850	(9,232)

Gain on sale and other income from mortgage loans held for sale, net	185,386	286,481	298,333	425,624

Origination related fee income	30,345	32,731	33,795	54,322

Net interest income	1,976	891	778	1,264

Total revenue	$217,707	$320,103	$332,906	$481,210

Net interest income was comprised of the following (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Interest income	$12,837	$12,483	$11,160	$19,078
Interest expense	(10,861)	(11,592)	(10,382)	(17,814)

Net interest income	$1,976	$891	$778	$1,264

WAC - loans held for sale	3.2%	2.9%	3.2%	3.2%
WAC - warehouse lines of credit	3.2%	3.0%	2.6%	2.6%

For the three months from April
 1, 2021 to June
 30, 2021 (Successor) versus the three months ended June
 30, 2020 (Predecessor)
Total revenue decreased $115.2 million or 34.6%, primarily as a result of the following:

•
Gain on sale, net, decreased $150.6 million or 47.2% as a result of lower margin and lower originated mortgage loans during the three months from April 1, 2021 to June 30, 2021. We sold $7,020.2 million in mortgage loans for the three months from April 1, 2021 to June 30, 2021 compared to $7,379.9 million for the comparable 2020 period. Weighted average gain on sale margins on sold loans were 2.4% for the three months from April 1, 2021 to June 30, 2021 compared to 4.3% for the comparable 2020 period. Gain on sale margins decreased primarily due to rate volatility during both periods and competitive pressure on margins in the 2021 period.

•	Provision for repurchases decreased $8.0 million or 81.6% due to a drop in refinance volume that drives premium recapture.

•
Changes in fair value of loans held for sale increased $0.5 million or 4.4% as a result of higher net change in the end-of-period
fair value of our lower outstanding originated loan production not yet sold or securitized. The unsold pipeline decreased from $1.9 billion with a weighted average margin of 2.1% at March 31, 2021 to $1.8 billion and 2.8% at June 30, 2021. Comparatively, the unsold pipeline increased from $1.2 billion with a weighted average margin of 3.6% at March 31, 2020 to $1.4 billion and 4.8% at June 30, 2020.

•
Changes in fair value of interest rate locks similarly decreased $10.7 million or 138.7% as a result of lower net change in our interest rate pipeline. The fair value of the interest rate lock pipeline decreased from $37.6 million at March 31, 2021 to $33.5 million at June 30, 2021. Comparatively, the fair value of the interest rate lock pipeline increased from $56.3 million at March 31, 2020 to $78.0 million at June 30, 2020.

•	Origination related fee income decreased $3.5 million or 10.2% as a result of lower loan origination volume in dollars during the three months from April 1, 2021 to June 30, 2021.

•
During the three months from April 1, 2021 to June 30, 2021, net realized and unrealized hedge gains were $9.7 million compared to hedge losses of $30.1 million in the comparable 2020 period, partially offsetting the fair value impact to loans in the pipeline by changes market interest rates.

For the six months ended June
 30, 2021 (Successor and Predecessor) versus the six months ended June
 30, 2020 (Predecessor)
Total revenue increased $56.6 million or 11.8% as a result of the following:

•
Gain on sale, net, decreased $87.2 million or 19.1% as a result of decreased gain on sale margins on sold volume, offset slightly by higher sales volume in dollars during the six months ended June 30, 2021. We sold $15.4 billion in mortgage loans for the six months ended June 30, 2021 compared to $11.4 billion for the comparable 2020 period. Weighted average gain on sale margins on sold loans were 2.4% for the six months ended June 30, 2021 compared to 4.0% for the comparable 2020 period. Gain on sale margins decreased primarily due to rate volatility during both periods and competitive pressure on margins in the 2021 period.

•	Provision for repurchases decreased $7.9 million or 66.0% due to a drop in refinance volume that drives premium recapture.

•
Changes in fair value of loans held for sale decreased $63.3 million or 189.4% as a result of lower net change in the end-of-period
fair value of our higher outstanding originated loan production not yet sold or securitized. The unsold pipeline decreased from $2.0 billion with a weighted average margin of 4.2% at December 31, 2020 to $1.8 billion and 2.8% at June 30, 2021. Comparatively, the unsold pipeline increased from $1.0 billion with a weighted average margin of 2.9% at January 1, 2020 to $1.4 billion and 4.8% at June 30, 2020.

•
Changes in fair value of interest rate locks similarly decreased $117.0 million or 182.6% as a result of lower net change in our interest rate pipeline. The fair value of the interest rate lock pipeline decreased from $87.6 million at December 31, 2020 to $33.5 million at June 30, 2020. Comparatively, the fair value of the interest rate lock pipeline increased from $13.9 million at January 1, 2020 to $78.0 million at June 30, 2020.

•	Origination related fee income increased $8.8 million or 16.1% as a result of higher loan origination volume during the six months ended June 30, 2021.

•
During the six months ended June 30, 2021, net realized and unrealized hedge gains were $189.1 million compared to hedge losses of $116.7 million in the comparable 2020 period, partially offsetting the fair value impact to loans in the pipeline by changes market interest rates.

Expenses
In the table below is a summary of the components of our Mortgage Originations segment’s total expenses for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Commissions and bonus	$103,600	$111,766	$126,415	$185,244
Salaries	55,556	46,232	36,116	66,823
Other salary related expenses	13,152	18,451	13,355	25,805

Total salaries, benefits and related expenses	172,308	176,449	175,886	277,872

Loan origination fees	14,781	14,003	11,862	20,987
Loan processing expenses	5,425	5,462	2,007	4,600
Other general and administrative expenses	27,588	23,112	20,929	40,038

Total general and administrative expenses	47,794	42,577	34,798	65,625

Occupancy, equipment rentals and other office related expenses	4,089	5,220	5,274	10,652

Total expenses	$224,191	$224,246	$215,958	$354,149

For the three months from April
 1, 2021 to June
 30, 2021 (Successor) versus the three months ended June
 30, 2020 (Predecessor)
Total expenses increased $8.2 million or 3.8% as a result of the following:

•
Salaries, benefits and related expenses decreased $3.6 million or 2.0%, primarily due to a $22.8 million decrease in commissions and bonus expense as a result of the 8.6% decrease in origination volume in dollars during the three months from April 1, 2021 to June 30, 2021. These decreases were offset by $7.7 million of one-time
initial and accelerated Replacement and Earnout Right RSU expense recognized during the second quarter of 2021. Additional on-going
expenses for the RSUs of $2.3 million were recognized as a result of the Business Combination. Salaries increased an additional $9.4 million as result of increased headcount, further offsetting these decreases. Our average headcount increased from 2,639 for the three months ended June 30, 2020 to 3,086 for the 2021 period in order to originate and fulfill the increase in loan origination volume in units.

•
General and administrative expenses increased $13.0 million or 37.3% primarily due to an increase in loan origination fees as a result of higher origination volumes in units. Additionally, other general and administrative expenses increased by $6.7 million, primarily attributable to increases in professional fees, depreciation and amortization expense and communications and data processing, with a slight offset through a reduction in business development expenses. During the second quarter of 2021, $1.6 million of amortization of intangibles was recognized as a result of the Business Combination.

For the six months ended June
 30, 2021 (Successor and Predecessor) versus the six months ended June
 30, 2020 (Predecessor)
Total expenses increased $94.3 million or 26.6% as a result of the following:

•
Salaries, benefits and related expenses increased $70.9 million or 25.5%, primarily due to a $30.1 million increase in commissions and bonus expense as a result of the 29.9% increase in origination volume during the six months ended June 30, 2021. Our average headcount increased from 2,590 for the six months ended June 30, 2020 to 3,072 for the 2021 period in order to service the increase in loan origination volume. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $7.7 million was recognized. Additional on-going
expenses of $2.3 million for the RSUs were recognized as a result of the Business Combination.

•
General and administrative expenses increased $24.7 million or 37.7% primarily due to a increase in loan origination fees as a result of higher origination volume in units and allocated costs associated with the Business Combination. During the second quarter of 2021, $1.6 million of amortization of intangibles was recognized as a result of the Business Combination.

Reverse Originations Segment
The following table summarizes our Reverse Originations segment’s results for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Net origination gains	$94,536	$68,449	$54,689	$89,278
Fee income	954	524	509	1,112
Net interest expense	(9)	—	—	—

Total revenue	95,481	68,973	55,198	90,390

Total expenses	42,246	23,693	22,156	40,740
Other, net	104	34	—	—

NET INCOME BEFORE TAXES	$53,339	$45,314	$33,042	$49,650

Our Reverse Originations segment generates its revenues primarily from the origination of reverse mortgage loans, including loans insured by FHA, and non-agency
reverse mortgage loans. Revenue from our Reverse Originations segment include both our initial estimate of fair value gains on the date of origination (“Net origination gains”), which is determined by utilizing quoted prices on similar securities or internally-developed models utilizing observable market inputs, in addition to fees earned at the time of origination of the associated loans. We elect to account for all originated loans at fair value. The loans are immediately transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in revenues of our Portfolio Management segment until final disposition.

KEY METRICS
The following table provides a summary of some of our Reverse Originations segment’s key metrics (dollars in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Loan origination volume
Total loan origination volume—New originations—dollars (1)	$1,013,323	$768,795	$769,349	$1,425,626
Total loan origination volume—Tails—dollars (2)	121,962	120,775	106,179	236,164

Total loan origination volume—dollars	$1,135,285	$889,570	$875,528	$1,661,790
Total loan origination volume—units	3,258	2,864	2,461	4,757
Loan origination volume by channel (dollars) (3)
Retail	$172,972	$127,679	$101,066	$173,690
TPO	840,351	641,116	668,283	1,251,936

Total loan origination volume by channel	$1,013,323	$768,795	$769,349	$1,425,626

(1)	New loan origination volumes consist of initial reverse mortgage loan borrowing amounts.
(2)	Tails consist of subsequent borrower advances, mortgage insurance premiums, service fees and advances which we are able to subsequently pool into a security.
(3)
Loan origination volumes by channel consist of initial reverse mortgage loan borrowing amounts, exclusive of subsequent borrower advances, mortgage insurance premiums, service fees and advances which we are able to subsequently pool into a security.

Revenue
In the table below is a summary of the components of our Reverse Originations segment’s total revenue for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Net origination gains
Retail	$17,220	$16,913	$9,230	$15,719
TPO	141,386	99,678	79,439	147,537
Acquisition costs	(64,070)	(48,142)	(33,980)	(73,978)

Total net origination gains	94,536	68,449	54,689	89,278
Fee income	954	524	509	1,112
Net interest income	(9)	—	—	—

Total revenue	$95,481	$68,973	$55,198	$90,390

For the three months from April
 1, 2021 to June
 30, 2021 (Successor) versus the three months ended June
 30, 2020 (Predecessor)
Total revenue increased $40.3 million or 73.0% as a result of the following:

•
Net origination gains increased $39.8 million or 72.9% as a result of higher loan origination volume during the three months from April 1, 2021 to June 30, 2021 combined with increased margins on this origination volume. The higher origination volumes is attributable to home price appreciation and improved interest rates on the HECM loan products leading to an increase in market size, more equity available to seniors, and increased refinance volumes in 2021. We originated $1,013.3 million of reverse mortgage loans for the three months from April 1, 2021 to June 30, 2021, an increase of 31.7%, compared to $769.3 million for the comparable 2020 period. During the three months from April 1, 2021 to June 30, 2021, the weighted average margin on production was 8.33% compared to 6.25% in 2020, an increase of 33.3%.

For the six months ended June
 30, 2021 (Successor and Predecessor) versus the six months ended June
 30, 2020 (Predecessor)
Total revenue increased $74.1 million or 81.9% as a result of the following:

•
Net origination gains increased $73.7 million or 82.6% as a result of higher loan origination volume during the six months ended June 30, 2021 combined with increased margins on this origination volume. The higher origination volumes is attributable to home price appreciation and improved interest rates on the HECM loan products leading to an increase in market size, more equity available to seniors, and increased refinance volumes in 2021. We originated $1,782.1 million of reverse mortgage loans for the six months ended June 30, 2021, an increase of 25.0%, compared to $1,425.6 million for the comparable 2020 period. During the six months ended June 30, 2021, the weighted average margin on production was 8.05% compared to 5.37% in 2020, an increase of 49.9%.

Expenses
In the table below is a summary of the components of our Reverse Originations segment’s total expenses for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Salaries and bonuses	$19,845	$11,692	$10,593	$20,296
Other salary related expenses	2,008	1,395	1,124	2,342

Total salaries, benefits and related expenses	21,853	13,087	11,717	22,638
Loan origination fees	2,761	3,258	3,117	5,736
Professional fees	2,676	2,079	116	2,222
Other general and administrative expenses	14,491	4,958	6,800	9,366

Total general and administrative expenses	19,928	10,295	10,033	17,324
Occupancy, equipment rentals and other office related expenses	465	311	406	778

Total expenses	$42,246	$23,693	$22,156	$40,740

For the three months from April
 1, 2021 to June
 30, 2021 (Successor) versus the three months ended June
 30, 2020 (Predecessor)
Total expenses increased $20.1 million or 90.7% as a result of higher the following:

•
Salaries, benefits and related expenses increased $10.1 million or 86.5% primarily due to an increase in average headcount, production related compensation to support the increased origination volume, and share based compensation associated with the Business Combination. Average headcount for the three months from April 1, 2021 to June 30, 2021 was 362 compared to 272 for the 2020 period. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $4.0 million was recognized. Additional on-going
expenses of $1.2 million for the RSUs were recognized as a result of the Business Combination.

•
General and administrative expenses increased $9.9 million or 98.6% primarily due to allocated costs associated with the Business Combination. During the second quarter of 2021, $9.3 million of amortization of intangibles was recognized as a result of the Business Combination.

For the six months ended June
 30, 2021 (Successor and Predecessor) versus the six months ended June
 30, 2020 (Predecessor)
Total expenses increased $25.2 million or 61.9% as a result of the following:

•
Salaries, benefits and related expenses increased $12.3 million or 54.3% primarily due to an increase in average headcount, production related compensation to support the increased origination volume, and share based compensation associated with the Business Combination. Average headcount for the six months ended June 30, 2021 was 345 compared to 269 for the 2020 period. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $4.0 million was recognized. Additional on-going
expenses of $1.2 million for the RSUs were recognized as a result of the Business Combination.

•
General and administrative expenses increased $12.9 million or 74.5% primarily due to allocated costs and higher professional fees associated with the Business Combination. During the second quarter of 2021, $9.3 million of amortization of intangibles was recognized as a result of the Business Combination.

Commercial Originations Segment
The following table summarizes our Commercial Originations segment’s results for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Net origination gains	$10,822	$5,431	$21	$8,582
Fee income	12,124	8,930	350	11,185

Total revenue	22,946	14,361	371	19,767

Total expenses	20,049	13,391	6,552	22,442

Other, net	140	149	—	—

NET INCOME (LOSS) BEFORE TAXES	$3,037	$1,119	$(6,181)	$(2,675)

Our Commercial Originations segment generates its revenues primarily from the origination of loans secured by
1-8
family residential properties, which are owned for investment purposes as either long-term rentals (“SFR”) or “fix and flip” properties which are undergoing construction or renovation. Revenue from our Commercial Originations segment include both our initial estimate of fair value gains on the date of origination (“Net origination gains”), which is determined by utilizing quoted prices on similar securities or internally-developed models utilizing observable market inputs, in addition to fees earned at the time of origination of the associated loans. We elect to account for all originated loans at fair value. The loans are immediately transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in revenues of our Portfolio Management segment until final disposition.

KEY METRICS
The following table provides a summary of some of our Commercial Originations segment’s key metrics (dollars in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Loan origination volume (dollars) (1)
Portfolio	$70,027	$59,458	$—	$39,695
SRL	170,442	104,992	—	89,187
Fix & flip	96,054	90,018	543	157,378
New construction	17,638	3,422	—	93,169
Agricultural	46,309	83,013	13,769	78,497

Total loan origination volume	$400,470	$340,903	$14,312	$457,926

Loan origination volume (units) (1)
Portfolio	74	71	—	22
SRL	959	643	—	543
Fix & flip	445	430	3	752
New construction	56	13	—	276
Agricultural	24	27	10	38

Total loan origination volume	1,558	1,184	13	1,631

(1)	Loan originations volume and units consist of approved total borrower commitments. These amounts include amounts available to our borrowers but have not yet been drawn upon.
Revenue
In the table below is a summary of the components of our Commercial Originations segment’s total revenue for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Net origination gains	$10,822	$5,431	$21	$8,582
Fee income	12,124	8,930	350	11,185

Total revenue	$22,946	$14,361	$371	$19,767

For the three months from April
 1, 2021 to June
 30, 2021 (Successor) versus the three months ended June
 30, 2020 (Predecessor)
Total revenue increased $22.6 million or 6,084.9% as result of the following:

•
We originated $400.5 million in commercial loans for the three months from April 1, 2021 to June 30, 2021 compared to $14.3 million during the comparable 2020 period. In March of 2020, there was a temporary deferment of commercial production and a decrease in capital markets demand for non-GSE
or government loan products, which continued through the second quarter, due to the
COVID-19
outbreak.

•	Fee income increased $11.8 million primarily as a result of a significant increase in loan origination volume during the three months from April 1, 2021 to June 30, 2021.
For the six months ended June
 30, 2021 (Successor and Predecessor) versus the six months ended June
 30, 2020 (Predecessor)
Total revenue increased $17.5 million or 88.7% as result of the following:

•
We originated $741.4 million in commercial loans for the six months ended June 30, 2021 compared to $457.9 million during the comparable 2020 period. In March of 2020, there was a temporary deferment of commercial production and a decrease in capital markets demand for non-GSE
or government loan products, which continued through the second quarter, due to the
COVID-19
outbreak.

•	Fee income increased $9.9 million or 88.2% primarily as a result of a 61.9% increase in loan origination volume during the six months ended June 30, 2021.
Expenses
In the table below is a summary of the components of our Commercial Originations segment’s total expenses for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Salaries	$7,643	$4,769	$2,977	$7,104
Commissions and bonus	2,881	2,092	871	3,691
Other salary related expenses	980	797	452	1,399

Total salaries, benefits and related expenses	11,504	7,658	4,300	12,194
Loan origination fees	4,939	3,140	770	5,312
Professional fees	1,332	891	965	2,414
Other general and administrative expenses	1,971	1,164	357	2,190

Total general and administrative expenses	8,242	5,195	2,092	9,916
Occupancy, equipment rentals and other office related expenses	303	538	160	332

Total expenses	$20,049	$13,391	$6,552	$22,442

For the three months from April
 1, 2021 to June
 30, 2021 (Successor) versus the three months ended June
 30, 2020 (Predecessor)
Total expenses increased $13.5 million or 206.0% primarily as a result of the following:

•
Salaries, benefits and related expenses increased $7.2 million or 167.5% primarily due to the increase in loan origination volumes and allocation of share based compensation associated with the Business Combination. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $1.4 million was recognized. Additional on-going
expenses of $0.4 million for the RSUs were recognized as a result of the Business Combination.

•
General and administrative expenses increased $6.2 million or 294.0% primarily due to the increase in loan origination fees and allocated costs associated with the Business Combination. Fee income increased as a result of the significant increase in loan origination volume during the the three months from April 1, 2021 to June 30, 2021 compared to the comparable 2020 period.

For the six months ended June
 30, 2021 (Successor and Predecessor) versus the six months ended June
 30, 2020 (Predecessor)
Total expenses increased $11.0 million or 49.0% as a result of the following:

•
Salaries, benefits and related expenses increased $7.0 million or 57.1% primarily due to the increase in loan origination volumes and allocation of share based compensation associated with the Business Combination. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $1.4 million was recognized. Additional on-going
expenses of $0.4 million for the RSUs were recognized as a result of the Business Combination.

•
General and administrative expenses increased $3.5 million or 35.5% primarily due to the increase in loan origination fees and allocated costs associated with the Business Combination. Fee income increased as a result of the 61.9% increase in loan origination volume during the six months ended June 30, 2021 compared to the comparable 2020 period.

Lender Services Segment
The following table summarizes our Lender Services segment’s results for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Fee income	$81,130	$76,383	$44,312	$85,570
Net interest expense	(15)	(36)	(42)	(33)

Total revenue	81,115	76,347	44,270	85,537

Total expenses	73,317	62,970	39,554	78,149
Other, net	83	2	—	—

NET INCOME BEFORE TAXES	$7,881	$13,379	$4,716	$7,388

KEY METRICS
The following table provides a summary of some of our Lender Services segment’s key metrics:

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Incenter Title Agent Orders	55,435	54,960	42,614	77,229
Incenter Title Agent Closings	43,558	46,991	26,310	47,860
Total appraisals	10,351	7,427	5,713	9,734
Title Insurance Underwriter Policies	56,181	48,814	16,367	29,459
FTE Count for Fulfillment Revenue	916	858	690	715
Total MSR valuations performed	137	124	122	256
Revenue
In the table below is a summary of the components of our Lender Services segment’s total revenue for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Title agent and closing services	$33,878	$31,750	$20,399	$43,930
Insurance underwriting services	34,995	33,322	14,153	23,175
Student and consumer loan origination services	1,500	2,012	2,778	5,700
Fulfillment services	6,823	6,779	3,732	7,538
MSR trade brokerage, valuation and other services	3,850	2,462	3,211	5,185
Other income	167	58	39	42
Net interest expense	(15)	(36)	(42)	(33)

Total revenue	$81,115	$76,347	$44,270	$85,537

For the three months from April
 1, 2021 to June
 30, 2021 (Successor) versus the three months ended June
 30, 2020 (Predecessor)
Total revenue increased $36.8 million or 83.2% as a result of the following:

•
For the three months from April 1, 2021 to June 30, 2021, we acted as title agent on 43,558 loan closings, compared to 26,310 loan closings for the comparable 2020 period, an increase of 65.6%. We underwrote 56,181 policies during the three months from April 1, 2021 to June 30, 2021, compared to 16,367 underwritten policies for the comparable 2020 period, an increase of 243.3%. These increases were primarily the result of continued strong refinance volumes and client acquisition.

For the six months ended June
 30, 2021 (Successor and Predecessor) versus the six months ended June
 30, 2020 (Predecessor)
Total revenue increased $71.9 million or 84.1% as a result of the following:

•
For the six months ended June 30, 2021, we acted as title agent on 90,549 loan closings, compared to 47,860 loan closings for the 2020 period, an increase of 89.2%. We underwrote 104,995 policies during the six months ended June 30, 2021, compared to 29,459 underwritten policies for the 2020 period, an increase of 256.4%. These increases were primarily the result of continued strong refinance volumes and client acquisition.

Expenses
In the table below is a summary of the components of our Lender Services segment’s total expenses for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Salaries	$18,351	$16,715	$11,018	$19,731
Commissions and bonus	8,690	7,045	6,601	10,553
Other salary related expenses	6,262	4,001	2,484	5,395

Total salaries, benefits and related expenses	33,303	27,761	20,103	35,679
Title and closing	25,190	25,062	12,682	28,677
Communication and data processing	3,125	2,960	2,483	4,412
Fair value change in deferred purchase price liability	1,750	—	94	163
Other general and administrative expenses	8,935	6,040	3,455	7,591

Total general and administrative expenses	39,000	34,062	18,714	40,843
Occupancy, equipment rentals and other office related expenses	1,014	1,147	737	1,627

Total expenses	$73,317	$62,970	$39,554	$78,149

For the three months from April
 1, 2021 to June
 30, 2021 (Successor) versus the three months ended June
 30, 2020 (Predecessor)
Total expenses increased $33.8 million or 85.4% as a result of the following:

•
Salaries, benefits and related expenses increased $13.2 million or 65.7%, primarily due to the staffing required to support the 243.3% increase in title insurance underwriting policies and 65.6% increase in title agent closings. Commissions and bonus expense increased $2.1 million in conjunction with the increase in revenue. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $3.2 million was recognized. Additional on-going
expenses of $1.0 million for the RSUs were recognized as a result of the Business Combination.

•
General and administrative expenses increased $20.3 million or 108.4% primarily due to higher title and closing expenses incurred associated with the 243.3% increase in title insurance underwriting policies volume and 65.6% increase in title agent closing volume. During the second quarter of 2021, $1.7 million of amortization of intangibles was recognized as a result of the Business Combination.

For the six months ended June
 30, 2021 (Successor and Predecessor) versus the six months ended June
 30, 2020 (Predecessor)
Total expenses increased $58.1 million or 74.4% as a result of the following:

•
Salaries, benefits and related expenses increased $25.4 million or 71.1%, primarily due to the staffing required to support the 256.4% increase in title insurance underwriting policies and 89.2% increase in title agent closings. Commissions and bonus expense increased $5.2 million in conjunction with the increase in revenue. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $3.2 million was recognized. Additional on-going
expenses of $1.0 million for the RSUs were recognized as a result of the Business Combination.

•
General and administrative expenses increased $32.2 million or 78.9% primarily due to higher title and closing expenses incurred associated with the 256.4% increase in title insurance underwriting policies volume and 89.2% increase in title agent closing volume. During the second quarter of 2021, $1.7 million of amortization of intangibles was recognized as a result of the Business Combination.

Corporate and Other
Our Corporate and Other segment consists of our BXO and other corporate services groups. These groups support our operating segments, and the cost of services directly supporting the operating segments are allocated to those operating segments on a cost of service basis. Enterprise-focused Corporate and Other expenses that are not incurred in direct support of the operating segments are kept unallocated within our Corporate and Other segment.
The following table summarizes our Corporate and Other segment’s results for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Fee income	$—	$—	$28	$44
Net interest expense	(6,567)	(7,744)	(2,804)	(4,220)

Total interest and other expense	(6,567)	(7,744)	(2,776)	(4,176)

Total expenses	36,021	18,683	16,573	23,222

Other, net	(2,185)	(9,464)	(28)	(44)

NET LOSS	$(44,773)	$(35,891)	$(19,377)	$(27,442)

In the table below is a summary of the components of our Corporate and Other segment’s total expenses for the periods indicated (in thousands):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Salaries and bonuses	$47,029	$22,779	$16,955	$27,456
Other salary related expenses	2,232	3,306	94	1,815
Shared services—payroll allocations	(24,434)	(18,657)	(4,168)	(13,489)

Total salaries, benefits and related expenses	24,827	7,428	12,881	15,782
Communication and data processing	3,840	3,015	1,507	2,841
Professional fees	8,417	10,334	5,510	6,925
Other general and administrative expenses	3,480	1,481	1,086	2,444
Shared services—general and administrative allocations	(5,265)	(3,694)	(4,882)	(5,678)

Total general and administrative expenses	10,472	11,136	3,221	6,532
Occupancy, equipment rentals and other office related expenses	722	119	471	908

Total expenses	$36,021	$18,683	$16,573	$23,222

For the three months from April
 1, 2021 to June
 30, 2021 (Successor) versus the three months ended June
 30, 2020 (Predecessor)
Net loss increased $25.4 million or 131.1% as a result of the following:

•	Total interest and other expense increased $3.8 million or 136.6% as a result of of interest expense related to the senior unsecured notes issued in November 2020.

•
Salaries, benefits, and related expenses, net of allocations, increased $11.9 million or 92.7% primarily due to an increase in average headcount, bonus compensation, and cost allocations related to the Business Combination. Average headcount for the three months from April 1, 2021 to June 30, 2021 was 416 compared to 269 for the comparable 2020 period. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $15.3 million was recognized. Additional on-going
expenses of $4.8 million for the RSUs were recognized as a result of the Business Combination. These increases were offset by an increase in allocations, as a portion of the Business Combination expenses were allocated to each segment.

•
General and administrative expenses, net of shared services allocations, increased $7.3 million or 225.1% due to higher professional fees, including legal and accounting advisory fees related to the Business Combination.

For the six months ended June
 30, 2021 (Successor and Predecessor) versus the six months ended June
 30, 2020 (Predecessor)
Net loss increased $53.2 million or 193.9% as a result of the following:

•	Total interest and other expense increased $10.1 million or 242.7% as a result of interest expense related to the senior unsecured notes issued in November 2020.

•
Salaries, benefits, and related expenses, net of allocations, increased $16.5 million or 104.4% primarily due to an increase in average headcount, bonus compensation and cost allocations related to the Business Combination. Average headcount for the six months ended June 30, 2021 was 385 compared to 266 for the 2020 period. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $15.3 million was recognized. Additional on-going
expenses of $4.8 million for the RSUs were recognized as a result of the Business Combination. These increases were offset by an increase in allocations, as a portion of the Business Combination expenses were allocated to each segment.

•
General and administrative expenses, net of shared services allocations, increased $15.1 million or 230.8% due to higher professional fees, including legal and accounting advisory fees related to the Business Combination.

NON-GAAP
FINANCIAL MEASURES
The Company’s management evaluates performance of the Company through the use of certain non-GAAP
financial measures, including Adjusted Net Income, Adjusted EBITDA, and Adjusted Diluted Earnings per Share.
The presentation of
non-GAAP
measures is used to enhance the investors’ understanding of certain aspects of our financial performance. This discussion is not meant to be considered in isolation, superior to, or as a substitute for the directly comparable financial measures prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These key financial measures provide an additional view of our performance over the long-term and provide useful information that we use in order to maintain and grow our business.
These
non-GAAP
financial measures should not be considered as an alternate to (i) net (loss) income or any other performance measures determined in accordance with GAAP or (ii) operating cash flows determined in accordance with GAAP. Adjusted Net Income and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations of this metric are:

•	cash expenditures for future contractual commitments;

•	cash requirements for working capital needs;

•	cash requirements for certain tax payments; and

•	all non-cash income/expense items reflected in the Consolidated Statements of Cash Flows.
Because of these limitations, Adjusted Net Income and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or distribute to shareholders. We compensate for these limitations by relying primarily on our GAAP results and using our non-GAAP
financial measures only as a supplement. Users of our consolidated financial statements are cautioned not to place undue reliance on our non-GAAP
financial measures.

Adjusted Net Income
We define Adjusted Net Income as consolidated net (loss) income adjusted for:

1.	Change in fair value of loans and securities held for investment due to assumption changes

2.	Amortization and other impairments of intangible assets

3.	Share based compensation

4.	Change in fair value of deferred purchase price obligations (including earnouts and TRA obligations), warrant liability, and minority investments

5.	Certain non-recurring costs

6.	Pro-forma tax provision attributable to noncontrolling interest

7.	Pro-forma tax effects of adjustments
Management considers Adjusted Net Income important in evaluating our Company as a whole. This supplemental metric is utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted Net Income is not a presentation made in accordance with GAAP, and our definition and use of this measure may vary from other companies in our industry.
Adjusted Net Income provides visibility to the underlying operating performance by excluding the impact of certain items that management does not believe are representative of our core earnings. Adjusted Net Income may also include other adjustments, as applicable based upon facts and circumstances, consistent with our intent of providing a supplemental means of evaluating our operating performance.
Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income adjusted for:

1.	Taxes

2.	Interest on non-funding debt

3.	Depreciation

4.	Change in fair value of loans and securities held for investment due to assumption changes

5.	Amortization and other impairments of intangible assets

6.	Share based compensation

7.	Change in fair value of deferred purchase price obligations (including earnouts and TRA obligations), warrant liability and minority investments

8.	Certain non-recurring costs
We manage our Company by each of our operating and
non-operating
segments: Loan Originations (made up of Mortgage, Reverse, and Commercial Originations segments), Portfolio Management, Lender Services and Corporate and Other. We evaluate the performance of our segments through the use of Adjusted EBITDA as a non-GAAP
measure. Management considers Adjusted EBITDA important in evaluating our business segments and the Company as a whole. Adjusted EBITDA is a supplemental metric utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business and our operating segments. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of this measure and term may vary from other companies in our industry.
Adjusted EBITDA provides visibility to the underlying operating performance by excluding the impact of certain items that management does not believe are representative of our core earnings. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with our intent of providing a supplemental means of evaluating our operating performance.
Adjusted Diluted Earnings Per Share
We define Adjusted Diluted Earnings Per Share as Adjusted Net Income (defined above) divided by the weighted average diluted shares, which includes issued and outstanding Class A Common Stock plus the Class A LLC Units owned by the noncontrolling interest on an if-converted
basis.

Analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted Net Income is not a presentation made in accordance with GAAP, and our definition and use of this measure may vary from other companies in our industry.

The following table provides a reconciliation of net (loss) income to Adjusted Net Income and Adjusted EBITDA (in thousands, except for share data):
Reconciliation to GAAP

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Successor	Predecessor
Reconciliation of Net (loss) income to Adjusted Net Income and Adjusted EBITDA
Net (loss) income	$(14,823)	$124,320	$146,285	$103,879
Adjustments for:
Change in fair value of loans and securities held for investment due to assumption changes (1)	20,043	2,042	129	70,661
Amortization and impairment of intangibles	13,457	629	644	1,288
Change in fair value of deferred purchase price liabilities (2)	2,620	30	(126)	147
Change in fair value of warrant liabilities	1,292	—	—	—
Share based compensation	10,642	—	—	—
Change in fair value of minority investments (3)	127	9,464	—	—
Certain non-recurring costs (4)	43,478	6,719	1,825	4,654
Tax effect on net income (loss) attributable to noncontrolling interest (5) (6)	4,273	(31,482)	(37,703)	(26,442)
Tax effect of adjustments attributable to noncontrolling interest (5)	(18,528)	(4,910)	(643)	(19,955)
Tax effect of adjustments attributable to controlling interest (5)	(5,303)	N/A	N/A	N/A

Adjusted Net Income	$57,278	$106,812	$110,411	$134,232
Effective income taxes	20,644	37,529	38,794	47,163
Depreciation	2,281	2,163	1,837	3,566
Interest expense on non-funding debt	6,694	7,706	2,432	3,508

Adjusted EBITDA	$86,897	$154,210	$153,474	$188,469

GAAP PER SHARE MEASURES
Net income attributable to controlling interest	$2,265	N/A	N/A	N/A
Average shares outstanding	59,882	N/A	N/A	N/A
Basic earnings per share	0.04	N/A	N/A	N/A
If-converted method net (loss) income	$(9,737)	$119,859	$148,335	$121,085
Weighted average diluted shares	191,200	191,200	191,200	191,200
Diluted earnings per share	$(0.05)	$0.63	$0.78	$0.63
Book equity	$2,379,295	$844,386	$774,838	$774,838
Weighted average diluted shares	191,200	191,200	191,200	191,200
Book Equity per Diluted Share	$12.44	$4.42	$4.05	$4.05
NON-GAAP PER SHARE MEASURES
Adjusted Net Income	$57,278	$106,812	$110,411	$134,232
Weighted average diluted shares	191,200	191,200	191,200	191,200
Adjusted Diluted Earnings per Share	$0.30	0.56	0.58	0.70

(1)
Change in Fair Value of Loans and Securities Held for Investment due to Assumption Changes—
This adjustment relates to changes in the significant market or model input components of the fair value for loans and securities which are held for investment, net of related liabilities. We include an adjustment for the significant market or model input components of the change in fair value because, while based on real observable and/or predicted changes in drivers of the valuation of assets, they may be mismatched in any given period with the actual change in the underlying economics or when they will be realized in actual cash flows. We do not record this change as a separate component in our financial records, but have generated this information based on modeling and certain assumptions. Changes in Fair Value of Loans and Securities Held for Investment due to Assumption Changes includes changes in fair value for the following mortgage servicing rights, loans held for investment, and related liabilities:

1.	Reverse mortgage loans held for investment, subject to HMBS related obligations, at fair value;

2.	Mortgage loans held for investment, subject to nonrecourse debt, at fair value;

3.	Mortgage loans held for investment, at fair value;

4.	Debt Securities;

5.	Mortgage servicing rights, at fair value;

6.	HMBS related obligations, at fair value; and

7.	Nonrecourse debt, at fair value.
The adjustment for changes in fair value of loans and securities held for investment due to assumption changes is calculated based on changes in fair value associated with the above assets and liabilities calculated in accordance with GAAP, excluding the period-to-date
estimated impact of the change in fair value attributable to current period additions and the change in fair value attributable to portfolio run-off,
net of hedge gains and losses and any securitization expenses incurred in securitizing our mortgage loans held for investment, subject to nonrecourse debt. This adjustment represents changes in accounting estimates that are measured in accordance with US GAAP. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices or discrete events affecting specific borrowers, and such differences could be material. Accordingly, this number should be understood as an estimate and the actual adjustment could vary if our modeling is incorrect.

(2)
Change in Fair Value of Deferred Purchase Price Obligations
- We are obligated to pay contingent consideration to sellers of acquired businesses based on future performance of acquired business (Earnouts) as well as realization of tax benefits from the Business Combination (TRA Obligation). Change in fair value of deferred purchase price obligations represents impacts to revenue or expense due to changes in the estimated fair value of expected payouts as a result of changes in various assumptions, including future performance, timing and realization of tax benefits and discount rates.

(3)
Change in Fair Value of Minority Investments
—The adjustment to minority equity investments and debt investments is based on the change in fair value, which is an item that management believes should be excluded when discussing our ongoing and future operations. Although the change in fair value of minority equity investments and debt investments is a recurring part of our business, we believe the adjustment is appropriate as the fair value fluctuations from period to period make it difficult to analyze core-operating trends.

(4)
Certain
non-recurring
costs relate to various
one-time
expenses and adjustments that management believes should be excluded as these do not relate to a recurring part of the core business operations. These items include certain one-time
charges including estimated settlements for legal and regulatory matters, acquisition related expenses, share based compensation associated with the Business Combination, and other one-time
charges. The Successor period of April 1, 2021 to June 30, 2021 includes $38.6 million of non-recurring share based compensation primarily resulting from the immediate vesting portion of the Replacement RSU awards.

(5)
We applied a 26% effective tax rate to
pre-tax
income and adjustments for the respective periods to determine the tax effect of net income (loss) attributable to the controlling and noncontrolling interests.

(6)	This is a component in the numerator of diluted net loss per share. See Note 33 - Earnings Per Share.
Liquidity and Capital Resources
Impact of the Business Combination
FoA is a holding company and has no material assets other than its direct and indirect ownership of Class A LLC Units. FoA has no independent means of generating revenue. FoA Equity may make distributions to its holders of Class A LLC Units, including FoA and the Continuing Unitholders, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRAs and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of FoA Equity and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, the terms of our financing arrangements, including financing lines of credit and senior notes, contain covenants that may restrict FoA Equity and its subsidiaries from paying such distributions, subject to certain exceptions. In addition, one of our subsidiaries, FAM, is subject to various regulatory capital and minimum net worth requirements as a result of their mortgage origination and servicing activities. Further, FoA Equity is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FoA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FoA Equity are generally subject to similar legal limitations on their ability to make distributions to FoA Equity.
Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution.
Tax Receivable Agreements
In connection with the Business Combination, concurrently with the Closing, the Company entered into Tax Receivable Agreements (“TRA”) with certain owners of FoA Equity prior to the Business Combination (the “TRA Parties”). The TRAs generally provide for the payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of units in connection with or following the Business Combination and certain distributions with respect to units, (ii) the Company’s utilization of certain tax attributes attributable to Blackstone Tactical Opportunities Associates—NQ L.L.C., a Delaware limited partnership, shareholders (“Blocker GP”), and (iii) certain other tax benefits related to entering into the TRAs, including tax benefits attributable to making payments under the TRAs. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state and local tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the TRAs, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits.
The payments that FoA may make under the TRAs are expected to be substantial. The payments under the TRAs are not conditioned upon continued ownership of FoA or FoA Equity by the Continuing Unitholders.
The Company accounts for the effects of these increases in tax basis and associated payments under the TRAs arising from exchanges in connection with the Business Combination as follows:

•	records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange;

•
to the extent we estimate that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, the Company reduces the deferred tax asset with a valuation allowance; and

•
initial measurement of the obligations is at fair value on the acquisition date. Subsequently, the liability will be remeasured at fair value each reporting period, with any changes in fair value recognized through earnings.

The Company records obligations under the TRAs resulting from future exchanges at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in
capital.
As of June 30, 2021, the Company had a liability of $32.8 million related to its projected obligations under the TRA, which is included in deferred purchase price liabilities within payables and other liabilities on the Consolidated Statements of Financial Condition.
Sources and Uses of Cash
Our primary sources of funds for liquidity include: (i) payments received from sale or securitization of loans; (ii) payments from the liquidation or securitization of our outstanding participating interests in loans; and (iii) advance and warehouse facilities, other secured borrowings and the unsecured senior notes.

Our primary uses of funds for liquidity include: (i) funding of borrower advances and draws on outstanding loans; (ii) originations of loans; (iii) payment of operating expenses; (iv) repayment of borrowings and repurchases or redemptions of outstanding indebtedness, and (v) distributions to shareholders for the estimated taxes on pass-through taxable income.
Our cash flows from operating activities, as well as capacity through existing facilities, provide adequate resources to fund our anticipated ongoing cash requirements. We rely on these facilities to fund operating activities. As the facilities mature, we anticipate renewal of these facilities will be achieved. Future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities and, if necessary, future access to capital markets. We continue to optimize the use of balance sheet cash to avoid unnecessary interest carrying costs.
Cash Flows
As a result of the Business Combination, certain share based compensation expenses were considered to have been incurred “on the line”. These “on the line” expenses resulted in a decrease in cash on the opening balance sheet as of April 1, 2021 when compared to the ending balance as of March 31, 2021. For the Successor period from April 1, 2021 to June 30, 2021, the beginning cash balance reflects the decrease in cash due to these expenses and, as such, these expenses have been appropriately excluded from the reconciliation to the ending cash balance.
The following table presents net cash provided by operating activities, investing activities and financing activities for the period from April 1, 2021 to June 30, 2021 (Successor), January 1, 2021 to March 31, 2021 (Predecessor), and for the six months ended June 30, 2020 (Predecessor):

	April 1, 2021 to June 30, 2021	January 1, 2021 to March 31, 2021	For the six months ended June 30, 2020
	Successor	Predecessor
Net cash (used in) provided by operating activities	(9,652)	118,043	(117,200)
Net cash used in investing activities	(337,885)	(312,047)	(873,607)
Net cash provided by financing activities	232,437	307,695	1,007,927
Our cash decreased $115.1 million for the three months from April 1, 2021 to June 30, 2021 (Successor), increased $113.7 million for the three months from January 1, 2021 to March 31, 2021 and increased $17.1 million for the six months ended June 30, 2021 (Successor and Predecessor). The decrease in cash flows for the six months ended June 30, 2021 (Successor and Predecessor) period was primarily driven by Business Combination related expenses, payments on our outstanding HMBS liabilities, net of new HMBS issuances, and purchases and originations of mortgage loans held for investment, net of proceeds and payments received on mortgage loans held for investment. These cash outflows were partially offset by proceeds on our loan sales of mortgage loans held for sale, net of origination activity and proceeds from other financing lines of credit, net of payments on other financing lines of credit.
Operating Cash Flow
Net cash (used in) provided by operating activities totaled $(9.7) million for the three months from April 1, 2021 to June 30, 2021 (Successor), $118.0 million for the three months from January 1, 2021 to March 31, 2021 and $(117.2) million for the six months ended June 30, 2020 (Predecessor).
Cash used by operating activities increased $225.6 million for the six months ended June 30, 2021 (Successor and Predecessor) compared to the six months ended June 30, 2020 (Predecessor). The increase was primarily attributable to higher gain on sale, net, as a result of higher sales volume during the period combined with higher proceeds on sold loans, offset slight by lower margins on sold loans. We sold $15,419.4 million and $11,398.6 million in residential mortgage loans held for sale during the six months ended June 30, 2021 (Successor and Predecessor) and for the six months ended June 30, 2020 (Predecessor), respectively. Weighted average margins on sold loans were 2.4% for the six months ended June 30, 2021 (Successor and Predecessor) compared to 4.0% for the six months ended June 30, 2020 (Predecessor). Cash proceeds from the higher sales volumes were partially offset by an increase in cash used for originations of residential mortgage loans during the period. We originated $15,332.9 million and $11,802.3 million in residential mortgage loans as of the six months ended June 30, 2021 (Successor and Predecessor) and for the six months ended June 30, 2020 (Predecessor), respectively.

Investing Cash Flow
Net cash used in investing activities totaled $337.9 million for the three months from April 1, 2021 to June 30, 2021 (Successor), $312.0 million for the three months from January 1, 2021 to March 31, 2021 and $873.6 million for the six months ended June 30, 2020 (Predecessor).
The decrease of $223.7 million in cash used in our investing activities during the for the six months ended June 30, 2021 (Successor and Predecessor), compared to the six months ended June 30, 2020 (Predecessor), was primarily attributable to higher proceeds on mortgage loans held for investment and mortgage loans held for investment, subject to nonrecourse debt during the for the six months ended June 30, 2021 (Successor and Predecessor) period compared to the six months ended June 30, 2020 (Predecessor). These amounts were partially offset by higher loan origination volumes on loans held for investment, primarily for reverse mortgage loans. We originated $2,024.9 million and $1,661.8 million of reverse mortgage loans for the six months ended June 30, 2021 (Successor and Predecessor) and for the six months ended June 30, 2020 (Predecessor), respectively. Reverse mortgage loans originated consist of initial reverse mortgage loan borrowing amounts, and additional participations and accretions of reverse mortgage loans, including subsequent borrower advances, mortgage insurance premiums, service fees and advances for which we are able to subsequently pool into a security.
Financing Cash Flow
Net cash provided by financing activities totaled $232.4 million for the three months from April 1, 2021 to June 30, 2021 (Successor), $307.7 million for the three months from January 1, 2021 to March 31, 2021 and $1,007.9 million for the six months ended June 30, 2020 (Predecessor).
The decrease of $467.8 million in cash provided by our financing activities during the for the six months ended June 30, 2021 (Successor and Predecessor) compared to the six months ended June 30, 2020 (Predecessor) period was primarily driven by a $464.9 million decrease in proceeds from issuance of nonrecourse debt, a $644.6 million increase in payments on nonrecourse debt and the settlement of CRNCI in the amount of $203.2 million. These decreases were offset by a net $511.5 million increase in proceeds from other financing lines of credit and an increase in net proceeds from securitizations of reverse mortgage loans, subject to HMBS of $397.8 million .
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratio requirements, and profitability requirements. These covenants are measured at our operating subsidiaries. As a result of impacts from the Business Combination, FAM was not in compliance with the lender adjusted tangible net worth quarterly and two-consecutive
quarter requirements by FNMA as detailed below. The Company received a waiver for the covenant violations from FNMA. As of June 30, 2021, the Company had obtained waivers for these covenant violations and was in compliance with all other financial covenants.
Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio and liquidity requirements established by the Federal Housing Finance Agency (“FHA”) for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to our operating subsidiaries, FAM and FAR, which are licensed sellers/servicers of the respective GSEs. As of June 30, 2021, we were in compliance with or had received waivers for all of our seller/servicer financial requirements for FHA and Ginnie Mae. For additional information see Note 28—Liquidity and Capital Requirements within the interim unaudited consolidated financial statements.
Minimum Net Worth
The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:

•	Base of $2.5 million plus 25 basis points of outstanding UPB for total loans serviced.

•	Tangible Net Worth comprises of total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.

The minimum net worth requirement for Ginnie Mae is defined as follows:

•
The sum of (i) base of $2.5 million plus 35 basis points of the issuer’s total single-family effective outstanding obligations, and (ii) base of $5 million plus 1% of the total effective HMBS outstanding obligations.

•
Tangible Net Worth is defined as total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets. Effective for fiscal year 2020, under the Ginnie Mae MBS Guide, the issuers will no longer be permitted to include deferred tax assets when computing the minimum net worth requirement.

Minimum Capital Ratio

•	In addition to the minimum net worth requirement, we are also required to hold a ratio of Tangible Net Worth to Total Assets (excluding HMBS securitizations) greater than 6%.

•	FAR received a permanent waiver for the minimum outstanding capital requirements from Ginnie Mae.
Minimum Liquidity
The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:

•	3.5 basis points of total Agency Mortgage Servicing, plus

•	Incremental 200 basis points times the sum of the following:

•	The total UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is not in forbearance, plus

•	The total UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is in forbearance and which were delinquent at the time it entered forbearance, plus

•	30% of the UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is in forbearance and which were current at the time it entered forbearance

•	This liquidity must only be maintained to the extent this sum exceeds 6% of the total Agency Mortgage Servicing UPB.

•
Allowable assets for liquidity may include: cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.

The minimum liquidity requirement for Ginnie Mae is defined as follows:

•	Maintain liquid assets equal to the greater of $1.0 million or 10 basis points of our outstanding single-family MBS.

•	Maintain liquid assets equal to at least 20% of our net worth requirement for HECM MBS.
Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of June 30, 2021, our debt obligations were approximately $19.4 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
Warehouse Lines of Credit
Mortgage facilities
As of June 30, 2021, our Mortgage Originations segment had $3.5 billion in warehouse lines of credit collateralized by first lien mortgages with $1.8 billion aggregate principal amount drawn through 13 funding facility arrangements with 12 active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.

When we draw on these facilities, we generally must transfer and pledge eligible loans to the lender, and comply with various financial and other covenants. The facilities generally have one-year
terms and expire at various times during 2021 through 2023. Under our facilities, we generally transfer the loans at an advance rate less than the principal balance or fair value of the loans (the “haircut”), which serves as the primary credit enhancement for the lender. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities ranges from 86% to 100% of the market value or principal balance of the loans. Upon expiration, management believes it will either renew its existing warehouse facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is LIBOR plus applicable margin.
The following table presents additional information about our Mortgage Originations segment’s warehouse facilities as of June 30, 2021 (in thousands):

Mortgage Warehouse Facilities	Maturity Date	Total Capacity	June 30, 2021
March 2022 $300M Facility (2)	March 2022	$300,000	$192,417
March 2022 $200M Facility (2)	March 2022	200,000	189,464
May 2022 $200M Facility (1)	May 2022	200,000	189,050
February 2022 $300M Facility (2)	February 2022	300,000	186,754
July 2021 $200M Facility (1)	July 2021	200,000	167,207
October 2021 $200M Facility (2)	October 2021	200,000	166,564
March 2022 $225M Facility	March 2022	225,000	163,678
March 2022 $200M Facility (2)	March 2022	200,000	155,468
April 2022 $250M Facility (2)	April 2022	250,000	122,412
May 2022 $350M Facility	May 2022	350,000	102,332
October 2021 $250M Facility (2)	October 2021	250,000	65,541
August 2021 $200M Facility (2)	August 2021	200,000	59,663
August 2021 $300M Facility (1)(2)	August 2021	300,000	40,562
June 2023 $300M Facility (2)	June 2023	300,000	—

Total mortgage warehouse facilities		$3,475,000	$1,801,112

(1)	See Note 36—Subsequent Events within the interim unaudited consolidated financial statements for additional information on facility amendments.
(2)	Denotes uncommitted facilities
Reverse mortgage facilities
As of June 30, 2021, our Reverse Originations segment had $1.2 billion in warehouse lines of credit collateralized by first lien mortgages with $0.8 billion million aggregate principal amount drawn through 8 funding facility arrangements with 8 active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these warehouse lines of credit, we generally must transfer and pledge eligible loans, and comply with various financial and other covenants. The facilities generally have one-year
terms and expire at various times during 2021. Under our facilities, we generally transfer the loans at a haircut which serves as the primary credit enhancement for the lender. Since the advances to us are generally for less than the acquisition cost of the loans, we are required to use working capital to fund the remaining portion of the funding required for the loan. The amount of the advance that is provided under the various facilities ranges from 90 to 104% of the market value or principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is LIBOR plus applicable margin.

The following table presents additional information about our Reverse Origination segment’s warehouse facilities as of June 30, 2021 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	June 30, 2021
October 2021 $400M Facility	October 2021	$400,000	$257,257
April 2022 $250M Facility (1)	April 2022	250,000	214,245
December 2021 $100M Facility (1)	December 2021	100,000	89,226
March 2022 $100M Facility (1)	March 2022	100,000	87,936
June 2022 $75M Facility	June 2022	75,000	72,479
June 2022 $200M Facility (1)	June 2022	200,000	26,883
August 2021 $50M Facility (1)	August 2021	50,000	24,329

Total reverse warehouse facilities		$1,175,000	$772,355

(1)	Denotes uncommitted facilities
Commercial loan facilities
As of June 30, 2021, our Commercial Originations segment had $0.7 billion in warehouse lines of credit collateralized by first lien mortgages and encumbered agricultural loans with $0.3 billion aggregate principal amount drawn through 6 funding facility arrangements with 6 active lenders. These facilities are either structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as loan and security agreements pursuant to which the related eligible assets are pledged as collateral for the loan from the related lender or are collateralized by first lien loans or crop loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we must transfer and pledge eligible loan collateral, and comply with various financial and other covenants. The facilities generally have one-year
terms and expire at various times during 2021. Under our facilities, we generally transfer the loans at a haircut, which serves as the primary credit enhancement for the lender. One of our warehouse lines of credit is also guaranteed by our wholly-owned subsidiary, Finance of America Holdings LLC (“FAH”), the parent holding company to the commercial lending business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities generally ranges from 70% to 85% of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is LIBOR plus applicable margin.

The following table presents additional information about our Commercial Origination segment’s warehouse facilities as of June 30, 2021 (in thousands):

Commercial Warehouse Facilities	Maturity Date	Total Capacity	June 30, 2021
September 2022 $150M Facility	September 2022	$150,000	$112,229
April 2023 $145M Facility	April 2023	145,000	86,055
February 2022 $150M Facility	February 2022	150,000	33,768
November 2023 $50M Facility	November 2023	65,000	30,528
August 2022 $75M Facility	August 2022	75,000	24,746
February 2022 $150M Facility (1)	February 2022	150,000	715

Total commercial warehouse facilities		$735,000	$288,041

(1)	Denotes uncommitted facilities
General
With respect to each of our warehouse facilities, we pay certain up-front
and/or ongoing fees which can be based on our utilization of the facility. In some instances, loans held by a lender for a contractual period exceeding 45 to 60 calendar days after we originate such loans are subject to additional fees and interest rates.
Certain of our warehouse facilities contain
sub-limits
for “wet” loans, which allow us to finance loans for a minimal period of time prior to delivery of the note collateral to the lender. “Wet” loans are loans for which the collateral custodian has not yet received the related loan documentation. “Dry” loans are loans for which all the sale documentation has been completed at the time of funding. Wet loans are held by a lender for a contractual period, typically between five and ten business days and are subject to a reduction in the advance amount.
Interest is generally payable at the time the loan is settled off the line or monthly in arrears and principal is payable upon receipt of loan sale proceeds or transfer of a loan to another line of credit. The facilities may also require the outstanding principal to be repaid if a loan remains on the line longer than a contractual period of time, which ranges from 45 to 365 calendar days.
Interest on our warehouse facilities vary by facility and may depend on the type of asset that is being financed. Interest is based on an applicable margin over the London Inter-Bank Offered Rate (“LIBOR”) or the prime rate as illustrated in the tables in this section above.
Loans financed under certain of our warehouse facilities are subject to changes in market valuation and margin calls. The market value of our loans depends on a variety of economic conditions, including interest rates and market demand for loans. Under certain facilities, if the market value of the underlying loans declines below the outstanding asset balance on such loans or if the UPB of such loans falls below a threshold related to the repurchase price for such loans, we could be required to (i) repay cash in an amount that cures the margin deficit or (ii) supply additional eligible assets or rights as collateral for the underlying loans to compensate for the margin deficit. Certain warehouse facilities allow for the remittance of cash back to us if the value of the loan exceeds the principal balance.
Our warehouse facilities require each of our borrowing subsidiaries to comply with various customary operating and financial covenants, including, without limitation, the following tests:

•	minimum tangible or adjusted tangible net worth;

•	maximum leverage ratio of total liabilities (which may include off-balance sheet liabilities) or indebtedness to tangible or adjusted tangible net worth;

•	minimum liquidity or minimum liquid assets; and

•	minimum net income or pre-tax net income.
In the event we fail to comply with the covenants contained in any of our warehouse lines of credit, or otherwise were to default under the terms of such agreements, we may be restricted from paying dividends, reducing or retiring our equity interests, making investments or incurring more debt. As a result of market disruptions and fair value accounting adjustments taken in March 2020 resulting from the
COVID-19
outbreak, our commercial loan origination subsidiary

was in violation of its first, second, and third quarter 2020 profitability covenants with two of its warehouse lenders. We received waivers of the covenant violations from both lenders as well as amendments to profitability covenants for the remaining quarter of 2020. As of June 30, 2021, we were in compliance with all financial covenants.
Other Secured Lines of Credits
As of June 30, 2021, our Mortgage, Reverse, and Commercial Originations segments collectively had $0.7 billion in additional secured facilities with $0.6 billion aggregate principal amount drawn through credit agreements or master repurchase agreements with 7 active lenders. These facilities are secured by, among other things, eligible asset-backed securities, MSRs, and HECM tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. One of our facilities was with Blackstone Residential Operating Partnership LP, an affiliate of our sponsor, Blackstone, as lender. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets are temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible assets to the lender, and comply with various financial and other covenants. Under our facilities, we generally transfer the assets at a haircut which serves as the primary credit enhancement for the lender. Three of these facilities are guaranteed by our wholly-owned subsidiary, FAH, the parent holding company to the mortgage, reverse mortgage and commercial lending businesses, and one of these also benefits from a pledge of equity of our wholly-owned subsidiary, FAR. Upon expiration, management believes it will either renew these facilities or obtain sufficient additional lines of credit.
The following table presents additional information about our other secured lines of credit for our Mortgage, Reverse and Commercial Originations segments as of June 30, 2021 (in thousands):

Other Secured Lines of Credit	Maturity Date	Interest Rate	Total Capacity	June 30, 2021
$200M Repo Facility (2)	N/A	LIBOR + applicable margin	$200,000	$176,549
March 2026 $150M Facility—MSR	March 2026	LIBOR + applicable margin	150,000	125,113
February 2024 $90M Facility (2)	February 2024	LIBOR + applicable margin	90,000	89,497
September 2022 $52.5M Facility (2)	September 2022	LIBOR + applicable margin	52,500	52,500
April 2022 $50M Facility (2)	April 2022	LIBOR + applicable margin	50,000	38,757
April 2022 $90M Facility (2)	April 2022	9.00%	90,000	28,220
August 2022 $25M Facility (2)	August 2022	10%	25,000	20,900
$14M Securities Repo (2)	September 2021	LIBOR + applicable margin	13,951	13,951
$4M Securities Repo Line	N/A	LIBOR + applicable margin	4,024	4,024
$1.2M Repo Facility	N/A	LIBOR + applicable margin	1,215	1,215

Total other secured lines of credit			$676,690	$550,726

(1)	See Note 36—Subsequent Events within the interim unaudited consolidated financial statements for additional information on facility amendments.
(2)	Denotes uncommitted facilities
We pay certain
up-front
and ongoing fees based on our utilization with respect to many of these facilities. We pay commitment fees based upon the limit of the facility and unused fees are paid if utilization falls below a certain amount.

Interest is payable either at the time the loan or securities are settled off the line or monthly in arrears and principal is payable upon receipt of asset sale proceeds, principal distributions on the underlying pledged securities or transfer of assets to another line of credit and upon the maturity of the facility.
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. We were in compliance with all of these covenants as of June 30, 2021.
HMBS related obligations
FAR is an approved issuer of HMBS securities that are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs insured by the FHA. We originate HECMs insured by the FHA. Participations in the HECMs are pooled into HMBS securities which are sold into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the accounting definition of a participating interest because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk due to the buyout of HECM assets as discussed below. As a result, the transfers of the HECMs do not qualify for sale accounting, and we, therefore, account for these transfers as financings. Holders of participating interests in the HMBS have no recourse against assets other than the underlying HECM loans, remittances, or collateral on those loans while they are in the securitization pools, except for standard representations and warranties and our contractual obligation to service the HECMs and the HMBS.
Remittances received on the reverse loans, if any, and proceeds received from the sale of real estate owned and our funds used to repurchase reverse loans are used to reduce the HMBS related obligations by making payments to the securitization pools, which then remit the payments to the beneficial interest holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned and events of default as stipulated in the reverse loan agreements with borrowers. As an HMBS issuer, FAR assumes certain obligations related to each security it issues. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once they reach certain limits set at loan origination for the maximum UPB allowed. Performing repurchased loans are generally conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements.
As of June 30, 2021, we had HMBS-related borrowings of $10,168.2 million and HECMs pledged as collateral to the pools of $10,316.0 million, both carried at fair value.
Additionally, as the servicer of reverse loans, we are obligated to fund additional borrowing capacity primarily in the form of undrawn lines of credit on floating rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization. The additional borrowings are generally securitized within 30 days after funding. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include reverse mortgage loans that were previously repurchased out of an HMBS pool (“HECM Buyouts”), fix & flip securitized loans, and non
FHA-insured
non-agency
reverse mortgages
(“non-agency
reverse mortgages-Securitized”). The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the interim unaudited Consolidated Statements of Financial Condition as mortgage loans held for investment, subject to nonrecourse debt, at fair value, and nonrecourse debt, at fair value. As of June 30, 2021, we had nonrecourse debt-related borrowings of $5,425.7 million.

Nonrecourse MSR Financing Liability, at Fair Value
The Company entered into nonrevolving facility commitments with various investors to pay an amount based on monthly cashflows received in respect of servicing fees generated from certain of the Company’s originated or acquired MSRs. Under these agreements, the Company has agreed to pay an amount to these parties equal to excess servicing and ancillary fees related to the identified MSRs in exchange for an upfront payment equal to the entire purchase price of the identified acquired or originated MSRs. These transactions are accounted for as financings under ASC 470,
Debt
.
As of June 30, 2021, the Company had an outstanding advance against this commitment of $66.5 million, with a fair value of $65.1 million, for the purchase of MSRs. The Company accrued for excess servicing and ancillary fees against the outstanding advances in the amount of $7.6 million to these investors for six months ended June 30, 2021.
Senior Unsecured Notes
On November 5, 2020, Finance of America Funding LLC, a consolidated subsidiary of the Company, issued $350.0 million aggregate principal amount of senior unsecured notes due November 15, 2025. The senior unsecured notes bear interest at a rate of 7.875% per year, payable semi-annually in arrears on May 15 and November 15 beginning on May 15, 2021. The 7.875% senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by FoA and each of FoA’s material existing and future wholly-owned domestic subsidiaries (other than Finance of America Funding LLC and subsidiaries that cannot guarantee the notes for tax, contractual or regulatory reasons).
At any time prior to November 15, 2022, Finance of America Funding LLC may redeem some or all of the 7.875% senior unsecured notes at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium as of the redemption date under the terms of the indenture and accrued and unpaid interest. The redemption price during each of the twelve-month periods following November 15, 2022, November 15, 2023, and at any time after November 15, 2024 is 103.938%, 101.969% and 100.000%, respectively, of the principal amount plus accrued and unpaid interest thereon. At any time prior to November 15, 2022, Finance of America Funding LLC may also redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 107.875% of the aggregate principal amount of the senior unsecured notes redeemed, with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest.
Upon the occurrence of a change of control, the holders of the 7.875% senior unsecured notes will have the right to require Finance of America Funding LLC to make an offer to repurchase each holder’s 7.875% senior unsecured notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. The consummation of the Business Combination did not result in a change of control for purposes of Finance of America Funding LLC’s 7.875% senior unsecured notes.
The 7.875% senior unsecured notes contain covenants limiting, among other things, Finance of America Funding LLC’s and its restricted subsidiaries’ ability to incur certain types of additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of Finance of America Funding LLC’s assets. These incurrence based covenants are subject to important exceptions and qualifications (including any relevant exceptions for the Business Combination). Many of these covenants will cease to apply with respect to the 7.875% senior unsecured notes during any time that the 7.875% senior unsecured notes have investment grade ratings from either Moody’s Investors Service, Inc. or Fitch Ratings Inc. and no default with respect to the 7.875% senior unsecured notes has occurred and is continuing.
FoA’s existing owners or their affiliated entities, including Blackstone and Brian L. Libman, FoA’s founder and chairman, purchased notes in the offering in an aggregate principal amount of $135.0 million.

Contractual Obligations and Commitments
The following table provides a summary of obligations and commitments outstanding as of June 30, 2021 (in thousands). The information below does not give effect to the Business Combination or the use of proceeds therefrom.

	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Warehouse lines of credit	$2,724,534	$2,607,951	$116,583	$—	$—
MSR line of credit	228,560	—	89,497	125,112	13,951
Other secured lines of credit	459,140	277,352	—	—	181,788
Nonrecourse debt (1)	5,276,781	665,628	4,611,153	—	—
Notes payable	353,718	—	—	353,718	—
Operating leases	83,430	10,083	38,975	9,630	24,742

Total	$9,126,163	$3,561,014	$4,856,208	$488,460	$220,481

(1)	Nonrecourse MSR financing liability is excluded from this balance. See below for additional details.
In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans on the interim unaudited Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned REO. The outstanding principal balance of loans held for investment, subject to HMBS related obligations was $9,406.9 million as of June 30, 2021.
In addition to the above contractual obligations, we have also been involved in the sale of a portion of the excess servicing and/or an agreement to pay certain amounts based on excess servicing cashflows generated on our owned mortgage servicing rights. These transactions are treated as structured financings in the interim unaudited Consolidated Statements of Financial Condition with the recognized proceeds being recorded as nonrecourse MSR financing liability. The timing of the payments of the nonrecourse MSR financing liability is dependent on the payments received on the underlying mortgage servicing rights.
The payments that we will be required to make under the TRAs that was entered into in connection with the Business Combination may be significant and are not reflected in the contractual obligations tables set forth above.
Off Balance Sheet Arrangements
In the ordinary course of business, we may engage in certain activities that are not reflected on the interim unaudited Consolidated Statements of Financial Condition, generally referred to as off-balance
sheet arrangements. These activities typically involve transactions with unconsolidated variable interest entities (“VIEs”).
For all VIEs in which we are involved, we assess whether we are the primary beneficiary of the VIE on an ongoing basis. In circumstances where we have both the power to direct the activities that most significantly impact the VIEs’ performance and the obligation to absorb losses or the right to receive the benefits of the VIE that could be significant, we would conclude that we are the primary beneficiary of the VIE, and would consolidate the VIE (also referred to as on-balance
sheet). In situations where we are not deemed to be the primary beneficiary of the VIE, we do not consolidate the VIE and only recognize our interests in the VIE (also referred to as off-balance
sheet).
We do not have any other
off-balance
sheet arrangements with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance
sheet arrangements or other contractually narrow or limited purposes as of June 30, 2021.

CRITICAL ACCOUNTING POLICIES
For a description of our critical accounting policies, see FoA’s Super 8-K filed with the SEC on April 7, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our principal market risk is to interest rate risk, primarily to changes in long-term Treasury rates and mortgage interest rates due to their impact on mortgage-related assets and commitments. Changes in short-term interest rates will also have an impact on our warehouse financing lines of credit.
Interest Rate Risk
Changes in interest rates will impact our operating segments as follows:
Portfolio Management

•
an increase in interest rates could generate an increase in delinquency, default and foreclosure rates resulting in an increase in both higher servicing costs and interest expense on our outstanding debt.

•	an increase in interest rates and market spreads may cause a reduction in the fair value of our long-term assets.

•	a decrease in interest rates may generally increase prepayment speeds of our long-term assets which would lead a reduction in the fair value of our long-term assets.
Originations (Mortgage, Reverse and Commercial)

•	an increase in prevailing interest rates could adversely affect our loan origination volume as refinancing activity will be less attractive to existing borrowers.

•	an increase in interest rates will lead to a higher cost of funds on our outstanding warehouse lines of credit.
Lender Services

•
an increase in interest rates will lead to lower origination volumes which would negatively impact the amount of title and insurance clients we are able to service and the number of title policies that we are able to underwrite.

•	lower origination volumes from an increase in interest rates may lead to a reduction in our fulfillment services as we process fewer loans for our clients.

•	an increase in interest rates may lead to fewer student loan applications that we are asked to process for our clients.
We actively manage the risk profile of Interest Rate Lock Commitments (“IRLCs”) and loans held for sale on a daily basis and enter into forward sales of MBS in an amount equal to IRLCs expected to close assuming no change in mortgage interest rates.
Earnings on our held for investment assets depend largely on our interest rate spread, represented by the relationship between the yield on our interest-earning assets, primarily securitized assets, and the cost of our interest-bearing liabilities, primarily securitized borrowings. Interest rate spreads are impacted by several factors, including forward interest rates, general economic factors, and the quality of the loans in our portfolio.
Consumer Credit Risk
We are exposed to credit risk in the event that certain of our borrowers are unable to pay their outstanding mortgage balances. We manage this credit risk by actively managing delinquencies and defaults through our servicers. We provide servicing oversight of our servicers to ensure they perform loss mitigation, foreclosure and collection functions according to standard acceptable servicing practices and in accordance with our various pooling and servicing agreements. We estimate the fair values on our outstanding mortgage loans using a combination of historical loss frequency and loss experience.
We principally sell our mortgage loans on a nonrecourse basis. We provide representations and warranties to purchasers of the loans sold over the life of the loan. Whenever there is a breach of these representation and warranties we will be required to repurchase the loan or indemnify the purchaser, and any subsequent loss on the loan will be borne by us. If there is no breach of the representation and warranty provision, we have no obligation to indemnify or repurchase the investor against loss. The outstanding UPB plus any premiums on the purchased loans represent the maximum potential exposure on outstanding representation and warranties that we are exposed to.

We estimate a reserve for losses on repurchased loans and indemnifications for future breaches of representation and warranties on any sold loans. This estimate is based on historical data on loan repurchase and indemnity activity, actual losses on repurchase loans and other factors.
Counterparty Credit Risk
We are exposed to counterparty credit risk in the event of nonperformance by counterparties to various agreements. We monitor the credit ratings of counterparties and do not anticipate material losses due to counterparty nonperformance.
Sensitivity Analysis
We utilize a sensitivity analysis to assess our market risk associated with changes in interest rates. This sensitivity analysis attempts to assess the potential impact to earnings based on hypothetical changes in interest rates.
The fair value of certain of our outstanding mortgage loans and related liabilities, MSRs, and certain investments are valued utilizing a discounted cash flow analysis. The primary assumptions we utilize in these models include prepayment speeds, market discount rates, and credit default rates.
Our total market risk is impacted by a variety of other factors including market spreads and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time.
The sensitivities presented are hypothetical and should be evaluated with care. The effect on fair value of a 25 bps variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

	June 30, 2021
	Down 25 bps	Up 25 bps
	(in thousands)
Increase (decrease) in assets
Reverse mortgage loans held for investment, subject to HMBS related obligations	$29,589	$(30,004)
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	64,917	(62,262)
Fix & flip mortgage loans	385	(385)
Mortgage loans held for investment:
Reverse mortgage loans	7,793	(6,988)
Fix & flip mortgage loans	107	(107)
Agricultural loans	240	(240)
Mortgage loans held for sale:
Residential mortgage loans	25,311	(34,260)
SRL	1,071	(1,076)
Portfolio	615	(605)
Mortgage servicing rights	(17,641)	13,967
Other assets	2	(2)
Derivative assets:
Forward commitments and TBAs	1,043	(909)
Forward MBS	(7,983)	13,630
IRLCs	10,070	(9,505)

Total assets	$115,519	$(118,746)

Increase (decrease) in liabilities
HMBS related obligation	$26,901	$(27,269)
Nonrecourse debt	22,402	(22,250)
Nonrecourse MSR financing liability	(3,275)	2,590
Derivative liabilities:
Forward MBS	(37,085)	44,157
Interest rate swaps and futures contracts	29,749	(29,749)

Total liabilities	$38,692	$(32,521)

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, and the information described above in this Item 4, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of the Material Weakness in Internal Control Over Financial Reporting
As previously reported, Replay’s internal control over financial reporting did not result in the proper classification of certain of the warrants Replay issued in April 2019 which, due to its impact on Replay’s financial statements, we determined to be a material weakness. Specifically, we identified a material weakness in Replay’s controls over the accounting for temporary and permanent equity and complex financial instruments. The controls to evaluate the accounting for complex financial instruments, such as temporary and permanent equity and warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in the failure to prevent a material error in the accounting for temporary and permanent equity warrants and the resulting restatement of Replay’s previously issued financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.
In the second quarter of fiscal 2021, we implemented the below changes to our processes to improve our internal control over financial reporting to remediate the control deficiency that gave rise to the material weakness:

a.
While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have enhanced these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. We require the formalized consideration of obtaining additional technical guidance prior to concluding on all significant or unusual transactions.

b.
We expanded and clarified our understanding of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the SEC on April 12, 2021 (the “Staff Statement”) and designed and implemented a control over the calculations of the impact of the issued warrants subject to the Staff statement on our financial statements.

c.
We acquired enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of temporary and permanent equity and complex accounting transactions.

After completion of the above, our management believes the previously identified material weakness has been remediated, subject to continuous testing of the operating effectiveness of these internal controls throughout the year.
Changes in Internal Control Over Financial Reporting
Other than described above in this Item 4, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 22 to our unaudited financial statements included in Part I, Item 1 of this report.
Item 1A. Risk Factors
In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors” included in the Registration Statement on Form
S-1
(No.
333-256453),
as well as the factors identified under “Cautionary Note Regarding Forward-Looking Statements” at the end of Part I, Item 1 of this Quarterly Report, which could materially affect the Company’s business, financial condition or future results. The risks described in the Registration Statement on Form
S-1
and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay; FoA; the Company; Replay Merger Sub; Blocker Merger Sub; Blocker; Blocker GP; the Sellers; and the Seller Representative (incorporated by Reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

2.2	Letter Agreement, dated April 1, 2021, by and among Seller Representative and Replay (incorporated by Reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

2.3	Letter Agreement, dated April 5, 2021, by and among Seller Representative and Replay (incorporated by Reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

2.4	Letter Agreement, dated March 31, 2021, by and among Family Holdings; TMO; BTO Urban; BTO Urban Holdings II L.P.; and ESC (incorporated by Reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38859), filed with the Securities and Exchange Commission on April 9, 2019).

3.2	Amended and Restated Bylaws of Finance of America Companies Inc. (incorporated by Reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

4.1	Specimen Warrant Certificate (included in Exhibit 4.2).

4.2	Assignment, Assumption and Amendment Agreement, dated as of April 1, 2021, by and among Replay, the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Replay (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.1	Fourth Amendment to the Master Repurchase Agreement among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller, dated March 23, 2021 (incorporated by Reference to Exhibit 10.19.4 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.2	Fourth Amendment to the Master Repurchase Agreement among Nomura Corporate Funding Americas, LLC, as buyer, and Finance of America Commercial LLC, as seller, dated February 19, 2021 (incorporated by Reference to Exhibit 10.20.4 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.3	Fifth Amendment to the Master Repurchase Agreement among Nomura Corporate Funding Americas, LLC, as buyer, and Finance of America Commercial LLC, as seller, dated February 26, 2021 (incorporated by Reference to Exhibit 10.20.5 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.4	Exchange Agreement, dated April 1, 2021, between the Company, FoA Equity and the Continuing Unitholders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.5	Tax Receivable Agreement, dated April 1, 2021, between the Company, the Blackstone Investors and the other parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.6	Tax Receivable Agreement, dated April 1, 2021, between the Company, the BL Investors and the other parties thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.7	Amended and Restated UFG Holdings LLC Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.9	Finance of America Companies Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

Exhibit No.	Description

10.11*	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.

10.12*	Amended and Restated Master Repurchase Agreement, dated as of June 28, 2021, among Nomura Corporate Funding Americas, LLC, as agent and NCFA buyer, Nomura Securities International, Inc., as NSI buyer, Oakdale Secured Funding Trust Fossil, acting with respect Series 2021-1, as a buyer, Finance of America Reverse LLC as seller and FAR REO Sub I LLC, as REO subsidiary.

10.13*	Amendment No. 5 to Master Repurchase Agreement, dated as of June 21, 2021, by and between Finance of America Mortgage LLC as seller and Nomura Corporate Funding Americas, LLC as buyer.

31.1*	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Johan Gericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certificate of Johan Gericke, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document—this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
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

Finance of America Companies Inc.

Dated: August 16, 2021	By:	/s/ Johan Gericke
Johan Gericke
Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

II-4