Form 10-Q
period 2021-09-30
Finance of America Companies Inc.
filed 2021-11-12
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number
001-40308

FINANCE OF AMERICA COMPANIES INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3474065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Street Address 909 Lake Carolyn Parkway, Suite 1550, Irving Texas	75039
(Address of Principal Executive Offices)	(Zip Code)
(972)
999-1833
Registrant’s telephone number, including area code
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FOA	The New York Stock Exchange
Warrants to purchase shares of Class A Common Stock	FOA.WS	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2
of the Exchange Act. (Check one):

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
of the Act).    Yes  ☐    No  ☒
As of November 12, 2021, 58,936,744 of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding.

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

Part I - Financial Information
Item 1. Financial Statements
Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30, 2021	December 31, 2020
	Successor	Predecessor
	(unaudited)
ASSETS
Cash and cash equivalents	$191,736	$233,101
Restricted cash	325,226	306,262
Reverse mortgage loans held for investment, subject to HMBS related obligations, at fair value	10,347,459	9,929,163
Mortgage loans held for investment, subject to nonrecourse debt, at fair value	5,939,651	5,396,167
Mortgage loans held for investment, at fair value	1,077,670	730,821
Mortgage loans held for sale, at fair value	2,047,015	2,222,811
Debt securities	7,317	10,773
Mortgage servicing rights, at fair value, $96,073 and $14,088, subject to nonrecourse MSR financing liability, respectively	340,949	180,684
Derivative assets	54,993	92,065
Fixed assets and leasehold improvements, net	29,503	24,512
Goodwill	1,298,796	121,233
Intangible assets, net	692,676	16,931
Other assets, net	315,102	300,632

TOTAL ASSETS	$22,668,093	$19,565,155

LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (“CRNCI”) AND EQUITY
HMBS related obligation, at fair value	$10,216,310	$9,788,668
Nonrecourse debt, at fair value	5,831,083	5,271,842
Other financing lines of credit	3,325,156	2,973,743
Payables and other liabilities	509,803	400,058
Notes payable, net	353,567	336,573

TOTAL LIABILITIES	20,235,919	18,770,884

Commitments and Contingencies (Note 21)
CRNCI	—	166,231
EQUITY (Note 30)
FoA Equity Capital LLC member’s equity	—	628,176
Class A Common Stock (Successor), $0.0001 par value; 6,000,000,000 shares authorized; 58,936,744 shares issued and outstanding at September 30, 2021	6	—
Class B Common Stock (Successor), $0.0001 par value; 1,000,000 shares authorized, 6 shares issued and outstanding at September 30, 2021	—	—
Additional paid-in capital (Successor)	821,316	—
Accumulated deficit (Successor)	(48,164)	—
Accumulated other comprehensive (loss) income	(92)	9
Noncontrolling interest	1,659,108	(145)

TOTAL EQUITY	2,432,174	628,040

TOTAL LIABILITIES, CRNCI AND EQUITY	$22,668,093	$19,565,155

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

	September 30, 2021	December 31, 2020
	Successor	Predecessor
	(unaudited)
ASSETS
Restricted cash	$306,615	$293,580
Mortgage loans held for investment, subject to nonrecourse debt, at fair value	5,939,651	5,396,167
Other assets	69,947	79,528

TOTAL ASSETS	$6,316,213	$5,769,275

LIABILITIES
Nonrecourse debt, at fair value	$5,735,010	$5,257,754
Payables and other liabilities	117	291

TOTAL LIABILITIES	$5,735,127	$5,258,045

Net fair value of assets subject to nonrecourse debt	$581,086	$511,230

See accompanying notes to unaudited consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020

	Successor		Predecessor
REVENUES
Gain on sale and other income from mortgage loans held for sale, net	$210,095	$397,672	$291,334	$407,926	$836,901
Net fair value gains on mortgage loans and related obligations	122,509	253,660	76,663	95,955	221,638
Fee income	145,725	236,589	161,371	119,375	266,002
Net interest expense:
Interest income	15,862	29,013	12,661	9,937	29,615
Interest expense	(37,691)	(71,317)	(34,366)	(25,935)	(93,165)

Net interest expense	(21,829)	(42,304)	(21,705)	(15,998)	(63,550)

TOTAL REVENUES	456,500	845,617	507,663	607,258	1,260,991

EXPENSES
Salaries, benefits and related expenses	262,000	536,731	238,530	240,381	615,034
Occupancy, equipment rentals and other office related expenses	8,283	15,003	7,597	8,184	22,795
General and administrative expenses	141,595	260,896	127,217	113,804	273,584

TOTAL EXPENSES	411,878	812,630	373,344	362,369	911,413
OTHER, NET	9,928	7,825	(8,862)	(2,470)	(2,514)

NET INCOME BEFORE INCOME TAXES	54,550	40,812	125,457	242,419	347,064
Provision for income taxes	4,440	5,526	1,137	808	1,574

NET INCOME	50,110	35,286	124,320	241,611	345,490
CRNCI	—	—	4,260	(4,953)	(22,959)
Noncontrolling interest	28,726	11,637	201	276	1,076

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$21,384	$23,649	$119,859	$246,288	$367,373

EARNINGS PER SHARE (Note 28)
Basic weighted average shares outstanding	59,861,171	59,871,386
Basic net income per share	$0.36	$0.39
Diluted weighted average shares outstanding	191,161,431	191,180,610
Diluted net income per share	$0.22	$0.17
See accompanying notes to unaudited consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020

	Successor		Predecessor
NET INCOME	$50,110	$35,286	$124,320	$241,611	$345,490
COMPREHENSIVE LOSS ITEM:
Impact of foreign currency translation adjustment	(65)	(92)	(11)	26	37

TOTAL COMPREHENSIVE INCOME	50,045	35,194	124,309	241,637	345,527
Less: Comprehensive income (loss) attributable to the noncontrolling interest and CRNCI	28,681	11,573	4,461	(4,677)	(21,883)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$21,364	$23,621	$119,848	$246,314	$367,410

See accompanying notes to unaudited consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(Unaudited)

	FoA Equity Capital LLC Member’s Equity	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Predecessor:
Balance at December 31, 2019 (audited)	$482,719	$(51)	$145	$482,813
Contributions from members	1,042	—	—	1,042
Net (loss) income	(27,249)	—	229	(27,020)
Foreign currency translation adjustment	—	(8)	—	(8)

Balance at March 31, 2020	456,512	(59)	374	456,827
Distributions to members	(578)	—	—	(578)
Noncontrolling interest distributions	—	—	(310)	(310)
Net income	148,335	—	571	148,906
Foreign currency translation adjustment	—	18	—	18

Balance at June 30, 2020	604,269	(41)	635	604,863
Distributions to members	(1,781)	—	—	(1,781)
Noncontrolling interest contributions	—	—	16	16
Noncontrolling interest distributions	—	—	(702)	(702)
Net income	246,288	—	276	246,564
Foreign currency translation adjustment	—	27	—	27

Balance at September 30, 2020	$848,776	$(14)	$225	$848,987

Balance at December 31, 2020 (audited)	$628,176	$9	$(145)	$628,040
Contributions from members	1,426	—	—	1,426
Distributions to members	(75,000)	—	—	(75,000)
Noncontrolling interest distributions	—	—	(620)	(620)
Net income	119,859	—	201	120,060
Accretion of CRNCI to redemption price	(32,725)	—	—	(32,725)
Foreign currency translation adjustment	—	(11)	—	(11)

Balance at March 31, 2021	$641,736	$(2)	$(564)	$641,170

See accompanying notes to unaudited consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings / Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Successor:
Balance at April 1, 2021	59,881,714	$6	7	$—	$758,243	$(71,813)	$—	131,318,286	$1,658,545	$2,344,981
Net (loss) income	—	—	—	—	—	2,265	—	—	(17,089)	(14,824)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	24	24
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(137)	(137)
Equity based compensation - Restricted Stock Units (“RSUs”)	—	—	—	—	49,278	—	—	—	—	49,278
Foreign currency translation adjustment	—	—	—	—	—	—	(27)	—	—	(27)

Balance at June 30, 2021	59,881,714	$6	7	$—	$807,521	$(69,548)	$(27)	131,318,286	$1,641,343	$2,379,295

Net income	—	—	—	—	—	21,384	—	—	28,726	50,110
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(418)	(418)
Equity based compensation - RSUs	—	—	—	—	12,036	—	—	—	—	12,036
Net surrender to settle RSUs	(944,970)	—	(1)	—	1,759	—	—	(829,222)	(10,543)	(8,784)
Foreign currency translation adjustment	—	—	—	—	—	—	(65)	—	—	(65)

Balance at September 30, 2021	58,936,744	$6	6	$—	$821,316	$(48,164)	$(92)	130,489,064	$1,659,108	$2,432,174

See accompanying notes to unaudited consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the nine months ended September 30, 2020

	Successor	Predecessor
Operating Activities
Net income	$35,286	$124,320	$345,490
Adjustments to reconcile net income to net cash (used in) provided by operating activities:	(107,899)	(6,277)	(722,262)

Net cash (used in) provided by operating activities	(72,613)	118,043	(376,772)

Investing Activities
Purchases and originations of mortgage loans held for investment	(2,658,540)	(1,151,925)	(2,974,275)
Proceeds/payments received on mortgage loans held for investment	1,446,930	677,777	1,373,034
Purchases and origination of mortgage loans held for investment, subject to nonrecourse debt	(25,081)	(12,247)	(31,730)
Proceeds/payments on mortgage loans held for investment, subject to nonrecourse debt	556,466	217,452	548,901
Purchases of debt securities	(1,449)	(557)	(38,749)
Proceeds/payments on debt securities, net	3,238	2,096	138,320
Purchases of mortgage servicing rights	(2,352)	(9,014)	—
Proceeds on sale of mortgage servicing rights	2,501	7,765	—
Acquisition of subsidiaries, net of cash acquired	(22,838)	(749)	351
Purchase of investments	—	—	(3,938)
Acquisition of fixed assets	(8,636)	(4,178)	(5,611)
Payments on deferred purchase price liability	(311)	(657)	(1,504)
Issuance of convertible notes receivable	—	(2,550)	—
DIP Financing	—	(35,260)	—

Net cash used in investing activities	(710,072)	(312,047)	(995,201)

Financing Activities
Proceeds from securitizations of reverse mortgage loans, subject to HMBS related obligations	1,587,902	602,172	1,433,324
Payments of HMBS related obligations	(1,221,327)	(506,142)	(1,495,917)
Proceeds from issuance of nonrecourse debt, net	1,270,334	579,518	2,554,115
Payments on nonrecourse debt	(809,184)	(658,300)	(1,132,984)
Proceeds from other financing lines of credit	18,451,706	10,027,696	25,119,693
Payments on other financing lines of credit	(18,401,507)	(9,660,588)	(24,942,223)
Debt issuance costs	(1,342)	(2,467)	(3,191)
Payments on notes payable	—	—	(26,771)
Principal payments under capital lease obligation	—	—	(680)
Member contributions	—	1,426	234
Member distributions	—	(75,000)	(1,552)
Settlement of CRNCI	(203,216)	—	—
Noncontrolling interest contributions	24	—	16
Noncontrolling interest distributions	(555)	(620)	(1,012)

Net cash provided by financing activities	672,835	307,695	1,503,052

Foreign currency translation adjustment	(15)	(7)	12

Net (decrease) increase in cash and restricted cash	(109,865)	113,684	131,091
Cash and restricted cash, beginning of period	626,827	539,363	382,664

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the nine months ended September 30, 2020

	Successor	Predecessor
Cash and restricted cash, end of period	$516,962	$653,047	$513,755

Supplementary Cash Flows Information
Cash paid for interest	$124,312	$50,071	$103,578
Cash paid for taxes, net	1,882	63	1,026
Loans transferred to mortgage loans held for investment, at fair value, from mortgage loans held for investment, subject to nonrecourse debt, at fair value	242,650	283,428	444,238
Loans transferred to mortgage loans held for sale, at fair value, from mortgage loans held for investment, at fair value	48,759	—	167,590
Loans transferred to government guaranteed receivables from mortgage loans held for investment, at fair value, and mortgage loans held for investment, subject to nonrecourse debt, at fair value	343	71	57,554
Loans transferred to mortgage loans held for investment, subject to nonrecourse debt, at fair value, from mortgage loans held for investment, at fair value	1,309,669	272,098	2,591,455
Loans transferred to mortgage loans held for investment, subject to HMBS, at fair value, from mortgage loans held for investment, at fair value	1,393,897	42,909	—
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
The Company, through its holding company subsidiary, FAH, operates three lending companies, Finance of America Mortgage LLC (“FAM”), Finance of America Reverse LLC (“FAR”), and Finance of America Commercial LLC (“FACo”) (collectively, the “operating lending subsidiaries”). Through FAM and FAR, the Company originates, purchases, sells and securitizes conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as government sponsored entities (“GSEs”)), government-insured (Federal Housing Administration (“FHA”)), government guaranteed (Department of Veterans Affairs), and proprietary non-agency
residential and reverse mortgages. FACo serves as a specialty finance company which originates a variety of commercial mortgage loans to owners and investors of single and multi-family residential rental properties. The Company, through one of its other holding company subsidiaries, Incenter, has operating service companies (the “operating service subsidiaries” and together with the operating lending subsidiaries, the “operating subsidiaries”) which provide lender services, title services, secondary markets advisory, mortgage trade brokerage, appraisal and capital management services to customers in the residential mortgage, student lending, and commercial lending industries. Incenter operates a foreign branch in the Philippines for fulfillment transactional support.
Impact of the
COVID-19
Pandemic
The
COVID-19
pandemic has adversely impacted global financial markets and contributed to significant volatility in market liquidity and yields required by market investors in the type of financial instruments originated by the Company’s primary operating subsidiaries. The full impact of the
COVID-19
pandemic continues to evolve as of the date of this report. The Company’s work-from-home
environment is anticipated to continue until at least January 2022, with certain exceptions for employees whose job functions or other considerations require them to be in a physical office from time to time. The Company’s management is actively monitoring the global situation relating to
COVID-19
and its effect on the Company’s financial condition, liquidity, operations, industry, and workforce. Further, the Company cannot estimate the length or gravity of the impact that the
COVID-19
pandemic will have on the residential mortgage and commercial lending industries. As of September 30, 2021, approximately 0.40% of
U
nits and 0.42% of unpaid principal balance of the companies total residential mortgage servicing portfolio is in forbearance as a result of the economic impacts caused by
COVID-19.
As the pandemic continues, it has the potential to cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets and liquidity in fiscal year 2021.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements comprise the financial statements of FoA and its controlled subsidiaries for the Successor three months ended September 30, 2021, the Successor period from April 1, 2021 to September 30, 2021, and the financial statements of FoA Equity and its controlled subsidiaries for the Predecessor periods from January 1, 2021 to March 31, 2021 and for the three months and nine months ended September 30, 2020. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Consolidated Statement of Financial Condition as of December 31, 2020 has been derived from the audited consolidated financial

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

statements of the Predecessor as of and for the year ended December 31, 2020. In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The consolidated interim financial statements, including the significant accounting policies, should be read in conjunction with the audited consolidated financial statements of FoA Equity and notes thereto for the year ended December 31, 2020 (Predecessor).
On October 12, 2020, the Company, Replay Acquisition Corp. (“Replay”) and FoA Equity entered into the Transaction Agreement pursuant to which Replay agreed to combine with FoA Equity in a series of transactions that resulted in the formation of FoA as a publicly traded company on the New York Stock Exchange (“NYSE”), and FoA controlling FoA Equity in an
“UP-C”
structure (collectively, the “Business Combination”). At the closing of the Business Combination (the “Closing”) on April 1, 2021 (the “Closing Date”), Replay domesticated into a Delaware corporation and FoA was formed. See Note 4 - Acquisitions for additional information.
The consolidated financial statements include the accounts of the Predecessor, prior to the Business Combination, which was determined to be FoA Equity, a limited liability company that was formed in July 2020. Prior to the Business Combination, FoA Equity was a wholly owned subsidiary of UFG Holdings LLC (“UFG”). FoA Equity owned all of the outstanding equity interests or had a controlling financial interest in FOAF. FAH and Incenter LLC were wholly owned subsidiaries of FOAF, and are included in the consolidated financial statements along with their consolidated operating lending subsidiaries and operating service subsidiaries. See Note 1 - Organization and Description of Business for additional information.
The significant accounting policies described below, together with the other notes that follow, are an integral part of the consolidated financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its controlled subsidiaries and certain variable interest entities (“VIEs”) where the Company is the primary beneficiary. The Company is deemed to be the primary beneficiary of a VIE when it has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (2) exposure to benefits and/or losses that could potentially be significant to the entity. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that the Company became the primary beneficiary through the date that the Company ceases to be the primary beneficiary.
FoA Equity consolidates the accounts of Finance of America Commercial Holdings LLC (“FACo Holdings”), which is a direct subsidiary of FAH and an indirect parent company of FACo. Through the date of the Business Combination, the noncontrolling interests of FACo Holdings met the definition of contingently redeemable financial instruments for which the ability to redeem was outside the control of the consolidating entity. The Contingently Redeemable Noncontrolling Interest (“CRNCI”) in this subsidiary was shown as a separate caption between liabilities and equity. Any income or losses attributable to the CRNCI were shown as an addition to or deduction from CRNCI in the Consolidated Statements of Financial Condition. All significant intercompany balances and transactions were eliminated. In connection with the closing of the Business Combination disclosed in Note 4 - Acquisitions, FoA caused Finance of America Holdings LLC to exercise its right under the FACo Holdings Agreement to purchase all of the outstanding Class B Units held by Buy to Rent Platform Holdings, L.P. (“B2R”) for a redemption price of $203.2 million in satisfaction of the applicable Hurdle Amount under the FACo Holdings Agreement.
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

1
0

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Under ASC 805, there is an option to apply push-down accounting, which establishes a new basis for the assets and liabilities of the acquired company based on a “push-down” of the acquirer’s stepped-up
basis. The push-down accounting election is made in the reporting period in which the change in control event occurs. FoA has elected push-down accounting for the Business Combination, and recorded the push-down entries at FoA Equity.
Goodwill
Goodwill is the excess of the purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of October 1 and monitored for interim triggering events on an ongoing basis. If triggering events occur, which indicate goodwill might be impaired between annual tests, goodwill will be tested when such events occur. In making this assessment, the Company considers a number of factors including, but not limited to, operating results, business plans, economic projections, share price
and anticipated future cash flows. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. In testing goodwill for impairment, the Company performs a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, the Company will compare the fair value of that reporting unit with its carrying value including goodwill. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.
Intangible Assets, Net
Intangible assets, net, primarily consist of trade names and broker/customer relationships acquired through various acquisitions and recorded at their estimated fair value on the date of acquisition. Intangible assets are amortized on a straight line basis over their estimated useful lives. Amortization expense of intangibles is included in general and administrative expenses on the Consolidated Statements of Operations. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
Warrant Liability
The Company accounts for warrants for the Company’s Class A Common Stock at fair value within payables and other liabilities on the Consolidated Statements of Financial Condition because the warrants do not meet the criteria for classification within equity. The warrants are subject to remeasurement at each statement of financial condition date and any change in fair value is recognized within other, net in the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants.

1
1

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Tax Receivable Agreement Obligation
In connection with the Business Combination, concurrently with the Closing, the Company entered into Tax Receivable Agreements (“TRA”) with certain owners of FoA Equity prior to the Business Combination (the “TRA Parties”). The TRAs generally provide for payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of units in connection with or following the Business Combination and certain distributions with respect to units, (ii) the Company’s utilization of certain tax attributes attributable to Blackstone Tactical Opportunities Associates - NQ L.L.C., a Delaware limited partnership, shareholders (“Blocker GP”), and (iii) certain other tax benefits related to entering into the TRAs, including tax benefits attributable to making payments under the TRAs. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state and local tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the TRAs, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits.
The payments that FoA may make under the TRAs are expected to be substantial. The payments under the TRAs are not conditioned upon continued ownership of FoA or FoA Equity by the Continuing Unitholders (as defined in Note 4 - Acquisitions).
The Company accounts for the effects of these increases in tax basis and associated payments under the TRAs arising from exchanges in connection with the Business Combination as follows:

•	records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted U.S. federal and state tax rates at the date of the exchange;

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

The Company records obligations under the TRAs resulting from exchanges subsequent to the Business Combination, as they occur, at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in
capital.
As of September 30, 2021 (Successor), the Company had a liability of $35.1 million related to its projected obligations under the TRA, which is included in deferred purchase price liabilities within payables and other liabilities on the Consolidated Statements of Financial Condition.
Income Taxes
Prior to the Business Combination, a portion of FoA Equity’s earnings were subject to certain U.S. federal and foreign taxes. Subsequent to the Business Combination, the portion of earnings allocable to FoA is subject to corporate level tax rates at the federal, state and local levels. Therefore, the amount of income taxes recorded prior to the Business Combination are not representative of the expenses expected subsequent to the Business Combination.
The computation of the effective tax rate and provision at each interim period requires the use of certain estimates and significant judgments including, but not limited to, the expected operating income for the year, projections of the proportion of income that is subject to tax, permanent differences between the Company’s GAAP earnings and taxable income, and the likelihood of recovering deferred tax assets existing as of the statement of financial position date. The

1
2

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

estimates used to compute the provision for income taxes may change throughout the year as new events occur, additional information is obtained or as tax laws and regulations change. Accordingly, the effective tax rate for future interim periods may vary materially.
The Company accounts for income taxes pursuant to the asset and liability method, which requires it to recognize current tax liabilities or receivables for the amount of taxes it estimates are payable or refundable for the current year, deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents a potential future obligation to the taxing authority for a tax position that was not recognized. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable, and are recognized as general and administrative expenses.
Seller Earnout
The equity owners of FoA Equity prior to the Closing are entitled to receive an earnout exchangeable for Class A Common Stock if, at any time during the six years following Closing, the volume weighted average price (the “VWAP”) of Class A Common Stock with respect to a trading day is greater than or equal to $12.50 for any 20 trading days within a consecutive
30-trading-day
period (“First Earnout Achievement Date”), 50% of the earnout units issued to sellers (in conjunction with the Sponsor shares defined below, the “Earnout Securities”) will be issued; and if, at any time during the six years following Closing, the VWAP is greater than or equal to $15.00 for any 20 trading days within a consecutive
30-trading-day
period, the remaining 50% of the Earnout Securities will be issued (“Second Earnout Achievement Date”).
The seller earnout is accounted for as contingent consideration and classified as equity. The seller earnout was measured at fair value upon the consummation of the Business Combination, the date of issuance, and will not be subsequently remeasured. The settlement of the seller earnout will be accounted for within equity, if and when, the First or Second Earnout Achievement Date occurs. See Note 22 - Incentive Compensation for additional information.
Sponsor Earnout
The Company classified the Sponsor Earnout Agreement as an equity transaction measured at fair value upon the consummation of the Business Combination, the date of issuance, and will not be subsequently remeasured. Additionally, the settlement of the Sponsor Earnout Agreement will be accounted for within equity, if and when the First or Second Sponsor Earnout Achievement Date occurs. See Note 29 - Sponsor Earnout for additional information.
Noncontrolling Interest
Noncontrolling interest represents the Company’s noncontrolling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A Common Stock ownership of the Company. Net income (loss) is reduced by the portion of net income (loss) that is attributable to noncontrolling interests as well as special allocations related to the Amended and Restated Long-Term Incentive Plan (“A&R MLTIP”) as defined in the FoA Equity LLC Agreement.

1
3

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Equity Based Compensation
Equity based compensation with service conditions made to employees is measured based on the grant date fair value of the awards and recognized as compensation expense over the period during which the recipient is required to perform services in exchange for the award (the requisite service period). The Company has elected to use a straight line attribution method for recognizing compensation costs relating to awards that have service conditions only. Forfeitures are recorded as they occur.
For equity based compensation where there are market conditions as well as service conditions to vesting, the grant date fair value of the awards is recognized as compensation expense using the graded-vesting method over the requisite service period for each separately vesting tranche of the award as if they were multiple awards.
Earnings Per Share
Basic net income per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the Successor periods. Diluted net income per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share based compensation awards outstanding during the Successor periods.
For the Predecessor periods, FoA Equity’s capital structure consisted of a single class of outstanding membership units which were held by one member, UFG. Therefore, the Company omitted earnings per unit for the Predecessor periods presented due to the limited number of LLC unit holders.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices or discrete events affecting specific borrowers, and such differences could be material.
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

ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
Historical guidance for goodwill impairment testing prescribed that the Company must compare each reporting unit’s carrying value to its fair value. If the carrying value exceeds fair value, an entity performs the second step, which assigns the reporting unit’s fair value to its assets and liabilities, including unrecognized assets and liabilities, in the same manner as required in purchase accounting and then records an impairment. This ASU eliminates the second step.

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

1
5

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Standard	Description	Effective Date	Effect on Consolidated Financial Statements
ASU 2018-13 , Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurements, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. Certain disclosure requirements were either removed, modified, or added.

This guidance removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurement methodologies, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds requirements for the disclosure of a) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and b) the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.
		January 2020	The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASU 2018-15 , Intangibles - Goodwill and Other - Internal- Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The amendments in this Update align the requirements for capitalizing implementation costs incurred in a service-contract hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).
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
ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants

In August 2021, the FASB issued ASU 2021-06 to align the SEC paragraphs in the codification with the new SEC rules issued in May 2020 relating to changes to the disclosure requirements for acquisitions and dispositions. ASU No. 2021-06 amends and supersedes various SEC paragraphs in FASB’s Topic 205, Presentation of Financial Statements, and Topic 946, Investment Companies.

In May 2020, the SEC issued Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, to update the financial disclosure requirements in Regulation S-X for acquisitions and dispositions of businesses. In addition, to address the unique attributes of investment companies and business development companies, the SEC adopted new requirements regarding fund acquisitions specific to registered investment companies and business development companies.

Regulation S-X Rule 3-05 generally requires a registrant to provide separate audited annual and unaudited interim pre-acquisition financial statements of the business if it is significant to the registrant using the investment, asset, and income tests. The amendments in this Update include changes to the investment and income tests when measuring significance, and raising the significance threshold for reporting the disposition of a business on Form 8-K from 10% to 20% to conform to requirements for reporting business acquisitions.
January 2021
This ASU is effective for all acquisitions and disposals occurring after January 1, 2021.

The Company adopted this guidance using the retrospective method of adoption.

The Company evaluated the significance of all material acquisitions and disposals using the final amendments and determined it was in compliance.

Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

1
7

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Recently Issued Accounting Guidance, Not Yet Adopted as of September 30, 2021

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
FAR
FAR securitizes certain of its interests in nonperforming reverse mortgages and non-agency
reverse mortgage loans. The transactions provide investors with the ability to invest in a pool of reverse mortgage loans secured by one-to-four-family
residential properties. The transactions provide FAR with access to liquidity for these assets, ongoing servicing fees, and potential residual returns. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying reverse mortgage loans, which serve as collateral for the debt. The securitizations are callable at or following the optional redemption date as defined in the respective indenture agreements.
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
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the Successor three months ended September 30, 2021, for the Successor period from April 1, 2021 to September 30, 2021, or the Predecessor period from January 1, 2021 to March 31, 2021. There were also no charge-offs associated with these transferred mortgage loans for the Predecessor three months ended September 30, 2020 or for the nine months ended September 30, 2020.

1
9

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Consolidated Statements of Financial Condition and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
ASSETS
Restricted cash	$306,615	$293,580
Mortgage loans held for investment, subject to nonrecourse debt, at fair value	5,939,651	5,396,167
Other assets	69,947	79,528

TOTAL ASSETS	$6,316,213	$5,769,275

LIABILITIES
Nonrecourse debt, at fair value	$5,956,832	$5,459,941
Payables and other liabilities	117	291

TOTAL VIE LIABILITIES	5,956,949	5,460,232

Retained bonds and beneficial interests eliminated in consolidation	(221,822)	(202,187)

TOTAL CONSOLIDATED LIABILITIES	$5,735,127	$5,258,045

FAM
FAM securitizes certain of its interests in agency-eligible residential mortgage loans. The transaction provides investors with the ability to invest in a pool of mortgage loans secured by one-to-four-family
residential properties and provides FAM with access to liquidity for these assets and ongoing servicing fees. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. In May 2021, FAM established the Hundred Acre Wood (“HAWT”) trust for the sole purpose of acquiring mortgage loans for securitization. In 2021, FAM executed the HAWT 2021-INV1 and HAWT 2021-INV2 securitizations, where FAM’s beneficial interest in the securitization is limited to its U.S. Risk Retention Certificates, a 5% eligible vertical interest in the Trust. The Company determined that the securitization structures meets the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and that the contractual role as servicer is not a variable interest and does not give the Company the power to direct the activities that most significantly affect the economic performance of the VIEs. The transfer of the loans to the VIEs was determined to be a sale. The Company derecognized the mortgage loans and did not consolidate the trusts.
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
As of September 30, 2021 (Successor), the interests retained upon transfer of the mortgage loans consisted of an interest in each class of securities issued by the VIE and had an initial fair value of $42.0 million. The servicing asset recognized upon sale of the mortgage loans to the VIE had an initial fair value of $3.2 million. Cash proceeds from the securitizations were $795.6

million. The Company recorded a gain on sale on the securitizations of $32.9 million.

2
0

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor and that were not consolidated by the Company:

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Unconsolidated securitization trusts:
Total collateral balances – UPB	$795,077	$—

Total certificate balances	$795,077	$—

As of September 30, 2021 (Successor), there were $1.6

million of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or less past due. As of December 31, 2020, there were no unconsolidated securitization trusts.
4. Acquisitions
The Business Combination
On October 12, 2020, the Company, Replay and FoA Equity entered into a Transaction Agreement (the “Transaction Agreement”) pursuant to which Replay agreed to combine with FoA Equity in a series of transactions that resulted in the Company becoming a publicly-traded company on the New York Stock Exchange (“NYSE”) and controlling FoA Equity in an
“UP-C”
structure. At the Closing on April 1, 2021, Replay domesticated into a Delaware corporation, and the Company was formed. Following the Closing, the public investors held Class A Common Stock representing approximately a 31.3% economic interest, and BTO Urban Holdings L.L.C., a Delaware limited liability company (“BTO Urban”), Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., a Delaware limited partnership (“ESC”), Libman Family Holdings LLC, a Connecticut limited liability company (“Family Holdings”), The Mortgage Opportunity Group LLC, a Connecticut limited liability company (“TMO”), L and TF, LLC, a North Carolina limited liability company (“L&TF”), UFG Management Holdings LLC, a Delaware limited liability company (“Management Holdings”), and Joe Cayre (each of BTO Urban, ESC, Family Holdings, TMO, L&TF, Management Holdings and Joe Cayre, a “Seller” and, collectively, the “Sellers” or the “Continuing Unitholders”) retained a 68.7% economic interest in FoA Equity in the form of Class A LLC Units. Additionally, the Company issued to the Continuing Unitholders shares of Class B Common Stock, which have no economic rights but entitle each holder to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which shareholders of the Company are entitled to vote generally. Subsequent to the Closing, the Company controls FoA Equity as the sole appointer of the board of managers and is a holding company with no assets or operations other than its equity interest in FoA Equity.
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

2
1

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

2
2

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(2)
Intangible assets were identified that met either the separability criterion or contractual legal criterion. The evaluations of the facts and circumstances available as of April 1, 2021, to assign provisional fair values to assets acquired and liabilities assumed are ongoing, including the assessments of the economic characteristics of intangible assets. These evaluations may result in changes to the provisional amounts recorded based on third party valuations performed. The indefinite lived trade names and definite lived trade names intangible assets represent the values of all the Company’s trade names. The broker/customer relationships intangible asset represents the existing broker/customer relationships.

(3)
Goodwill represents the excess of the gross consideration transferred over the provisional fair value of the underlying net tangible and identifiable intangible assets acquired. Goodwill represents future economic benefits arising from acquiring FoA Equity, primarily due to its strong market position and its assembled workforce that are not individually identified and separately recognized as intangible assets. Approximately $85.2 million of the goodwill recognized is expected to be deductible for income tax purposes.

There were certain transaction expenses contingent on the Closing (i.e. the change-in-control event). Given these expenses were triggered by the successful Closing of the Business Combination, the payment of $5.0 million is considered to have been incurred “on the line”, i.e., these expenses are not presented in either the Predecessor or Successor periods.
The following unaudited pro forma financial information presents the results of operations as if the Business Combination had occurred on January 1, 2020. The unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

Identifiable intangible assets	Provisional Fair value (in thousands)	Provisional Useful life (in years)
Indefinite lived trade names	$178,000	N/A
Definite lived trade names	8,800	10
Broker/customer relationships	530,900	8-15

Total	$717,700

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Pro forma revenues	$456,500	$600,540	$1,354,046	$1,240,824
Pro forma net income	50,797	188,723	161,614	193,622
Pro forma net income attributable to controlling interest	21,424	45,300	50,406	53,958
Pro forma net income (loss) attributable to noncontrolling interest	29,373	143,423	111,208	139,664
Renovate America Inc.
On March 26, 2021, in order to expand its product base to home improvement loans, the Company acquired certain assets and operations of Renovate America, Inc. (“RAI”) (the “RAI Transaction”).
The RAI Transaction met the requirements to be considered a business combination under ASC 805. The assets purchased and liabilities assumed from the RAI Transaction have been recorded at fair market value and included in the Company’s consolidated financial statements from the date of the RAI Transaction. The Company has allocated the purchase price to the tangible and identifiable intangible assets based on their estimated fair market values at the date of the RAI Transaction as required under ASC 805. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill. The goodwill generated by the RAI Transaction is expected to be deductible for U.S. federal income tax purposes.
As a result of the RAI Transaction, for accounting purposes, FAM was deemed to be the accounting acquirer and RAI was deemed to be the accounting acquiree.
The RAI Transaction was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $43.5 million, including cash and the relief of obligations owed to FAM by the debtor in possession of RAI. There was no contingent consideration as part of the RAI Transaction.

2
3

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The purchase price allocation, while provisional, has been substantially completed. The allocation will be finalized as soon as practicable, but no later than one year from the Closing Date. The following table sets forth the provisional fair values of the assets acquired in connection with the RAI Transaction (in thousands):

Acquisition Date Fair Value
L oans held for sale, at fair value (1)	$35,226
Intangible assets	1,890
Goodwill	5,627
Other assets, net	753

Net assets acquired	$43,496

(1)	These loans held for sale, at fair value are included as a component of mortgage loans held for sale, at fair value on the Consolidated Statements of Financial Condition.
Goodwill is comprised of expected future benefits for the Company and the assembled workforce acquired in the RAI Transaction, which do not qualify as separately recognized intangible assets. Goodwill associated with the RAI Transaction is assigned to the Company’s Mortgage Originations reportable segment, which represents the Company’s reporting unit that is expected to benefit from the assembled workforce acquired in the RAI Transaction.
Below is a summary of the identifiable intangible asset acquired in the RAI Transaction:

	Provisional Fair Value (in thousands)	Provisional Useful Life (in years)
Technology	$1,890	5

5.	Fair Value
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
The Company classifies assets in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy for the Successor for the three months ended September 30, 2021, the Successor period from April 1, 2021 to September 30, 2021 or for the Predecessor period from January 1, 2021 to March 31, 2021. There were no transfers for the Predecessor three months ended and nine months ended September 30, 2020.

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
Reverse Mortgage Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
HECM loans securitized into Ginnie Mae HMBS are not actively traded in open markets with readily observable market prices.
The Company values HECM loans securitized into Ginnie Mae HMBS utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio using prepayment, borrower mortality, borrower draw and discounts rate assumptions management believes a market participant would use in estimating fair value. The significant unobservable inputs used in the measurement include:
Conditional Repayment Rate - The Company projects borrower prepayment rates which considers borrower age and gender and is based on historical termination rates. The outputs of borrower prepayment rates, which include both voluntary and involuntary prepayments, are utilized to anticipate future terminations.
Loss Frequency and Severity - Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution. Loss frequency and severity represent the frequency of losses and the losses associated with loans that are liquidated through a foreclosure sale, net of claim proceeds. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and, as servicer, the Company is exposed to losses upon resolution of the loan. Loss frequency and severity are based upon the historical experience with specific loan resolution waterfalls.
Due and Payable Triggers - The input for terminations not attributable to an FHA assignment is based on historical foreclosure and liquidation experience.
Discount Rate - derived based upon reference to yields required by market participants for recent transactions in the HECM loan bulk market adjusted based upon weighted average life of the loan portfolio. This rate reflects what the Company believes to be a market participant’s required yield on HECM loans of similar weighted average lives. The yield spread is applied over an interpolated benchmark curve or as a spread over a collateral forward curve.
Average Draw Rates - The draw curve is estimated based upon the historical experience with the specific product type contemplating the borrower’s age and loan age.
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
5

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the weighted average significant unobservable inputs used in the fair value measurement of reverse mortgage loans held for investment, subject to HMBS related obligations, for the periods indicated:

	September 30, 2021		December 31, 2020
	Successor		Predecessor

Inputs	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	20.8%	NM	20.0%
Loss frequency	NM	4.8%	NM	4.4%
Loss severity	4.1% - 11.8%	4.4%	5.1% - 13.3%	5.4%
Discount rate	NM	2.2%	NM	1.6%
Average draw rate	NM	1.1%	NM	1.1%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.
Mortgage Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Reverse Mortgage Loans
Reverse mortgage loans held for investment, subject to nonrecourse debt, include HECM loans previously purchased out of Ginnie Mae HMBS pools and non
FHA-insured
jumbo reverse mortgages, which have been subsequently securitized and serve as collateral for the issued debt. These loans are not traded in active and open markets with readily observable market prices. The Company classifies reverse mortgage loans held for investment, subject to nonrecourse debt as Level 3 assets within the GAAP hierarchy.
HECM Buyouts - Securitized (Nonperforming)
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
The following table presents the weighted average significant unobservable inputs used in the fair value measurement of nonperforming securitized HECM buyouts for the periods indicated:

	September 30, 2021		December 31, 2020
	Successor		Predecessor

Inputs	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	41.2%	NM	42.9%
Loss frequency	25.0% - 100.0%	59.9%	25.0% - 100.0%	54.8%
Loss severity	4.1% - 11.8%	6.1%	5.1% - 13.3%	7.5%
Discount rate	NM	3.6%	NM	4.1%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.
HECM Buyouts - Securitized (Performing)
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
6

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the weighted average significant unobservable inputs used in the fair value measurement of performing securitized HECM buyouts for the periods indicated:

	September 30, 2021		December 31, 2020
	Successor		Predecessor

Inputs	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	NM	9.3	NM	8.5
Conditional repayment rate	NM	12.8%	NM	14.7%
Loss severity	4.1% - 11.8%	8.6%	5.1% - 13.3%	7.7%
Discount rate	NM	3.6%	NM	3.5%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.
Non-Agency
Reverse Mortgage - Securitized
The Company values securitized
non-agency
reverse mortgage loans utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio using loan to value, repayment, pool-level losses, home price appreciation, and discount rate assumptions. The following table presents the significant unobservable inputs used in the fair value measurements of non-agency
reverse mortgage loans for the periods indicated:

	September 30, 2021		December 31, 2020
	Successor		Predecessor

Inputs	Range	Weighted Average	Range	Weighted Average
Weighted-average remaining life (in years)	NM	7.2	NM	6.9
Loan to value	0.1% - 63.1%	42.9%	9.0% - 73.1%	48.2%
Conditional repayment rate	NM	19.2%	NM	18.7%
Loss severity	NM	10.0%	NM	10.0%
Home price appreciation	3.4% - 9.6%	4.7%	1.1% - 8.9%	5.6%
Discount rate	NM	3.4%	NM	3.6%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.
Commercial Mortgage Loans
Fix & Flip - Securitized
The securitized Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from
9-24
months. This product is valued using a discounted cash flow model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.

2
7

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The Company utilized the following weighted average assumptions in estimating the fair value of securitized Fix & Flip mortgage loans for the periods indicated:

	September 30, 2021		December 31, 2020
	Successor		Predecessor

Inputs	Range	Weighted Average	Range	Weighted Average
Prepayment rate (SMM)	NM	14.3%	NM	17.1%
Discount rate	NM	5.2%	6.7% - 10.0%	6.7%
Loss frequency	0.3% - 74.3%	0.5%	0.2% - 44.0%	0.6%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.
Mortgage Loans Held for Investment, at Fair Value
Reverse Mortgage Loans
Reverse mortgage loans held for investment, at fair value, consists of originated or purchased HECM and non-agency
reverse mortgage loans not yet securitized, unsecuritized tails, and certain HECMs purchased out of Ginnie Mae HMBS (“Inventory Buyouts”) that the Company intends to securitize for purposes of serving as collateral for future securitization transfers.
Originated or purchased HECM loans held for investment are valued predominantly by utilizing forward HMBS prices for similar pool characteristics and based on observable market data. These amounts are further adjusted to include future cash flows that would be earned for servicing the HECM loan over the life of the asset.
Unsecuritized tails consists of performing and nonperforming repurchased loans. The fair value of performing unsecuritized tails are valued at current pricing levels for similar Ginnie Mae HMBS. The fair value of nonperforming unsecuritized tails is based on expected claim proceeds from the Department of Housing and Urban Development (“HUD”) upon assignment of the loans.
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
The following table presents the weighted average significant unobservable inputs used in the fair value measurement of Inventory Buyouts classified as reverse mortgage loans held for investment for the periods indicated:

	September 30, 2021		December 31, 2020
	Successor		Predecessor

Inputs	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	44.0%	NM	44.0%
Loss frequency	NM	59.1%	NM	46.9%
Loss severity	NM	5.5%	NM	10.5%
Discount rate	NM	3.6%	NM	4.1%
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
The following table presents the weighted average significant unobservable inputs used in the fair value measurement of non-agency
reverse mortgage loans classified as reverse mortgage loans held for investment for the periods indicated:

	September 30, 2021		December 31, 2020
	Successor		Predecessor

Inputs	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	NM	7.8	NM	8.0
Loan to value	7.4% - 68.3%	47.9%	0.1% - 62.1%	44.0%
Conditional repayment rate	NM	16.5%	NM	16.8%
Loss severity	NM	10.0%	NM	10.0%
Home price appreciation	3.4% - 9.6%	4.7%	1.1% - 8.9%	5.5%
Discount rate	NM	3.4%	NM	3.6%
Commercial Mortgage Loans
Fix & Flip
The Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from 9 - 24 months. This product is valued using a discounted cash flow model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The Company utilized the following weighted average assumptions in estimating the fair value of Fix & Flip mortgage loans for the periods indicated:

	September 30, 2021
	Successor

Inputs	Range	Weighted Average
Prepayment rate (SMM)	NM	12.2%
Discount rate	NM	5.4%
Loss frequency	NM	0.4%
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
The Company utilized the following assumptions in estimating the fair value of agricultural loans for the periods indicated:

	September 30, 2021		December 31, 2020
	Successor		Predecessor
Inputs	Range	Weighted Average	Range	Weighted Average

Discount rate	NM	4.8%	NM	6.4%
Prepayment rate (SMM)	9.2% - 100.0%	26.2%	0% - 1.0%	0.7%
Default rate (CDR)	NM	0.9%	0% - 2.0%	0.4%
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
Residential Mortgage Loans
The Company originates or purchases mortgage loans in the U.S. that it intends to sell to Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Government National Mortgage Association (“Ginnie Mae”) (collectively “the Agencies”). Additionally, the Company originates or purchases mortgage loans in the U.S. that it intends to sell into the secondary markets via whole loan sales. Mortgage loans held for sale are typically pooled and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. In addition, the Company may originate loans that

3
0

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

do not meet specific underwriting criteria and are not eligible to be sold to the Agencies. Two valuation methodologies are used to determine the fair value of mortgage loans held for sale. The methodology used depends on the exit market as described below:
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
SRL
The SRL product is designed for small/individual real estate investors looking to purchase and then rent out a single property. These are
30-year
loans with fixed interest rates typically between 5.0%—8.0%. This product is valued using a discounted cash flow model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of SRL mortgage loans held for sale for the periods indicated:

	September 30, 2021		December 31, 2020
	Successor		Predecessor
Inputs	Range	Weighted Average	Range	Weighted Average

Prepayment rate (CPR)	1.0% - 17.1%	14.0%	1.0% - 17.1%	15.4%
Discount rate	NM	3.1%	NM	5.0%
Default rate (CDR)	1.0% - 54.0%	2.4%	1.0% - 64.9%	3.6%
Portfolio Lending
The Portfolio Lending product is designed for larger investors with multiple properties. Specifically, these loans are useful for consolidating multiple rental property mortgages into a single loan. These loans have fixed coupons that typically range from 5.0%—6.2%, with 5 and
10-year
balloon structures, as well as a
30-year
structure. This product is valued using a discounted cash flow model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.

3
1

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The Company utilized the following weighted average assumptions in estimating the fair value of Portfolio Lending mortgage loans held for sale for the periods indicated:

	September 30, 2021		December 31, 2020
	Successor		Predecessor
Inputs	Range	Weighted Average	Range	Weighted Average

Prepayment rate (CPR)	0% - 14.8%	5.9%	0% - 15.0%	9.3%
Discount rate	NM	3.8%	NM	4.9%
Default rate (CDR)	1.0% - 45.4%	2.9%	1.0% - 42.7%	2.0%
Fix & Flip
The Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from
9-24
months. This product is valued using a discounted cash flow model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of fix & flip mortgage loans for the periods indicated:

	December 31, 2020
	Predecessor
Inputs	Range	Weighted Average

Prepayment rate (SMM)	NM	12.4%
Discount rate	6.7% - 10.0%	7.2%
Loss frequency	NM	0.8%
As of March 2021, management made the decision to change the classification of fix & flip loans from mortgage loans held for sale, at fair value, to mortgage loans held for investment, at fair value.
Mortgage Servicing Rights (FAM)
As of September 30, 2021 (Successor) and December 31, 2020 (Predecessor), the Company valued mortgage servicing rights internally. The significant assumptions utilized to determine fair value are projected prepayments using the Public Securities Association Standard Prepayment Model, discount rates, and projected servicing costs that vary based on the loan type and delinquency. The Company classifies these valuations as Level 3 since they are dependent on unobservable inputs.
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

3
2

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following tables summarize certain information regarding the servicing portfolio of retained MSRs for the periods indicated:

	September 30, 2021	December 31, 2020
	Successor	Predecessor

Capitalization servicing rate	1.0%	0.8%
Capitalization servicing multiple	4.0	3.2
Weighted average servicing fee (in basis points)	25	25
The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	September 30, 2021		December 31, 2020
	Successor		Predecessor
Inputs	Range	Weighted Average	Range	Weighted Average

Weighted average prepayment speed (CPR)	7.0% - 18.3%	9.5%	6.6% - 24.9%	12.1%
Discount rate	NM	9.7%	NM	12.1%
Weighted average delinquency rate	1.2% - 8.9%	1.2%	1.2% - 9.2%	1.3%
The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions (in thousands):

	September 30, 2021
	Successor
	Weighted Average Prepayment Speed	Discount Rate	Weighted Average Delinquency Rate

Impact on fair value of 10% adverse change	$(12,591)	$(12,721)	$(393)
Impact on fair value of 20% adverse change	(24,163)	(24,393)	(643)
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
Investments, at Fair Value
The Company invests in the equity of other companies in the form of common stock, preferred stock, or other in-substance
equity interests. To the extent market prices are not observable, the Company engages third party valuation experts to assist in determining the fair value of these investments. The values are determined utilizing a market approach which estimates fair value based on what other participants in the market have paid for reasonably similar assets that have been sold within a reasonable period from the valuation date. The Company classifies these valuations as Level 3 in the fair value disclosures.
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

3
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
Borrower Repayment Rates - the conditional repayment rate curve considers borrower age and gender is based on historical termination rates.
Discount Rate - derived based on an assessment of current market yields and spreads that a market participant would consider for entering into an obligation to pass FHA insured cash flows through to holders of the HMBS beneficial interests. Yield spread applied over interpolated benchmark curve or as a spread over collateral forward curve.
The following table presents the weighted average significant unobservable inputs used in the fair value measurement of HMBS related obligations for the periods indicated:

	September 30, 2021		December 31, 2020
	Successor		Predecessor
Inputs	Range	Weighted Average	Range	Weighted Average

Conditional repayment rate	NM	20.9%	NM	19.9%
Discount rate	NM	2.1%	NM	1.4%

3
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
Weighted Average Remaining Life - The projected remaining life is based on the expected conditional prepayment rate, which is utilized to determine future terminations.
Borrower Repayment Rates - The conditional repayment rate curve considers borrower age and gender based on historical termination rates.
Discount Rate - derived based on an assessment of current market yields and spreads that a market participant would consider for entering into an obligation to pass FHA insured cash flows through to holders of the HMBS beneficial interests. Yield spread applied over interpolated benchmark curve or as a spread over collateral forward curve.
The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for prepayment and discount rates. The following table presents the weighted average significant unobservable inputs used in the fair value measurements of nonrecourse debt for the periods indicated:

	September 30, 2021		December 31, 2020
	Successor		Predecessor
Inputs	Range	Weighted Average	Range	Weighted Average
Performing/Nonperforming HECM securitizations
Weighted average remaining life (in years)	0.4 - 1.0	0.7	0.2 - 1.5	1.0
Conditional repayment rate	24.7% - 28.4%	26.4%	34.3% - 56.3%	42.8%
Discount rate	NM	2.1%	NM	3.1%
Securitized Non-Agency Reverse
Weighted average remaining life (in years)	1.1 - 2.4	1.7	0.3 - 2.7	2.1
Conditional repayment rate	18.2% - 36.3%	27.0%	19.6% - 35.8%	23.9%
Discount rate	NM	1.7%	NM	2.2%
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

3
5

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	September 30, 2021		December 31, 2020
	Successor		Predecessor
Inputs	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in months)	NM	4.0	1.9 - 4.1	3.4
Weighted average prepayment speed (SMM)	NM	14.0%	17.7% - 32.0%	21.4%
Discount rate	NM	2.6%	NM	5.8%
Deferred Purchase Price Liabilities
Deferred purchase price liabilities are measured using a present value of future payments which considers various assumptions, including future loan origination volumes, projected earnings and discount rates. As of September 30, 2021 (Successor) and December 31, 2020 (Predecessor), the Company utilized discount rates ranging from 12% to 30% to value the deferred purchase price liabilities. The liabilities as of September 30, 2021 (Successor) include provisional estimates for the seller earnout provision related to the Parkside asset purchase agreement that were based on the information that was available as of the acquisition date. Refer to Note 4 - Acquisitions for additional details regarding these acquisitions. As this value is largely based on unobservable inputs, the Company classifies this liability as Level 3 in the fair value hierarchy.
TRA Obligation
The fair value of the TRA obligation resulting from the exchanges at the Business Combination Closing Date is derived through the use of a DCF model. The significant assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate and an assumed weighted-average state and local income tax rate, and a 12% discount rate applied to future payments under the Tax Receivable Agreements. The Company classifies the TRA obligation as Level 3 in the fair value hierarchy.
Nonrecourse MSR Financing Liability, at Fair Value
The Company has agreed to sell to certain third parties the right to receive all excess servicing and ancillary fees related to identified mortgage servicing rights in exchange for an upfront payment equal to the entire purchase price of the identified mortgage servicing rights.
The Company has elected to account for the servicing liability using the fair value option. Consistent with the underlying mortgage servicing rights, fair value is derived through a discounted cash flow analysis and calculated using a computer pricing model. This computer valuation is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions (PSAs, etc.). The assumptions taken into account by the pricing model are those which many active purchasers of servicing rights employ in their evaluations of portfolios for sale in the secondary market. The unique characteristics of the secondary servicing market often dictate adjustments to parameters over short periods of time.
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
The significant assumptions used in estimating the fair value of the outstanding nonrecourse MSR financing liability were as follows (in annual rates):

	September 30, 2021		December 31, 2020
	Successor		Predecessor
Inputs	Range	Weighted Average	Range	Weighted Average
Weighted average prepayment speed (CPR)	7.7% - 10.2%	8.7%	6.9% - 12.7%	11.6%
Discount rate	10.1% - 10.4%	10.3%	11.7% - 12.0%	12.0%
Weighted average delinquency rate	NM	1.0%	NM	1.8%

3
6

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the estimated change in the fair value of the nonrecourse MSR financing liability, at fair value from adverse changes in the significant assumptions (in thousands):

	September 30, 2021
	Successor
	Weighted Average Prepayment Speed	Discount Rate	Weighted Average Delinquency Rate
Impact on fair value of 10% adverse change	$(2,249)	$(3,329)	$(93)
Impact on fair value of 20% adverse change	(5,023)	(7,062)	(152)
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
Retained Bonds
The retained bonds represents the U.S. Risk Retention Certificates, a 5% eligible vertical interest in the Company’s unconsolidated VIEs, HAWT 2021-INV1 and HAWT 2021-INV2. The beneficial interests retained consisted of an interest in each class of securities issued by the Trust. Because of the nature of the valuation inputs and due to the lack of observable market prices or data the Company classifies retained bonds as Level 3 assets within the GAAP hierarchy. Quarterly, management obtains third party valuations to assess the reasonableness of the fair value calculations provided by the internal valuation model. The following table presents the weighted average significant unobservable inputs used in the fair value measurement of retained bonds for the period indicated:

	September 30, 2021
	Successor
Inputs	Range	Weighted Average
Weighted average remaining life (in years)	2.6 - 25.2	5.1
Discount rate	1.5% - 8.3%	2.5%
Warrants
The Company has determined that the warrants acquired with the Business Combination are subject to treatment as a liability. The warrants issued are exercisable for shares of Class A Common Stock of FoA at an exercise price of $11.50 per share. The warrants are publicly traded and are valued based on the closing market price of the applicable date of the Consolidated Statements of Financial Condition. Accordingly, the warrants are classified as Level 1 financial instruments.

3
7

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Successor
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Reverse mortgage loans held for investment, subject to HMBS related obligations	$10,347,459	$—	$—	$10,347,459
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,665,424	—	—	5,665,424
Fix & flip mortgage loans	274,227	—	—	274,227
Mortgage loans held for investment:
Reverse mortgage loans	842,268	—	—	842,268
Fix & flip mortgage loans	48,076	—	—	48,076
Agricultural loans	187,326	—	—	187,326
Mortgage loans held for sale:
Residential mortgage loans	1,904,109	—	1,888,208	15,901
SRL	96,665	—	—	96,665
Portfolio	46,241	—	—	46,241
Mortgage servicing rights	340,949	—	—	340,949
Derivative assets:
Forward commitments, TBAs, and Treasury Futures	974	44	930	—
IRLCs	29,175	—	—	29,175
Forward MBS	12,237	—	12,237	—
Interest rate swap futures	12,607	12,607	—	—
Other assets:
Investments	6,000	—	—	6,000
Retained bonds	41,250	—	—	41,250

Total assets	$19,854,987	$12,651	$1,901,375	$17,940,961

Liabilities
HMBS related obligation	$10,216,310	$—	$—	$10,216,310
Nonrecourse debt:
Nonrecourse debt in VIE trusts	5,735,010	—	—	5,735,010
Nonrecourse MSR financing liability	96,073	—	—	96,073
Deferred purchase price liabilities:
Deferred purchase price liabilities	12,175	—	—	12,175
TRA obligation	35,142	—	—	35,142
Derivative liabilities:
Forward MBS	1,061	—	1,061	—
Forward commitments, TBAs, and Treasury Futures	105	44	61	—
Interest rate swap futures	10,617	10,617	—	—
Warrants	9,342	9,342	—	—

Total liabilities	$16,115,835	$20,003	$1,122	$16,094,710

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	December 31, 2020
	Predecessor
	Total Fair Value	Level 1	Level 2	Level 3
Assets

Reverse mortgage loans held for investment, subject to HMBS related obligations	$9,929,163	$—	$—	$9,929,163
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,057,624	—	—	5,057,624
Fix & flip mortgage loans	338,543	—	—	338,543
Mortgage loans held for investment:
Reverse mortgage loans	661,790	—	—	661,790
Agricultural loans	69,031	—	—	69,031
Mortgage loans held for sale:
Residential mortgage loans	2,080,585	—	2,069,957	10,628
SRL	60,467	—	—	60,467
Portfolio	38,850	—	—	38,850
Fix & flip mortgage loans	42,909	—	—	42,909
Mortgage servicing rights	180,684	—	—	180,684
Derivative assets:
Forward commitments and TBAs	1,806	—	722	1,084
IRLCs	87,576	—	—	87,576
Interest rate swaps and interest rate swap futures	2,683	186	2,497	—
Other assets:
Investments	18,934	—	—	18,934

Total assets	$18,570,645	$186	$2,073,176	$16,497,283

Liabilities
HMBS related obligation	$9,788,668	$—	$—	$9,788,668
Nonrecourse debt:
Nonrecourse debt in VIE trusts	5,257,754	—	—	5,257,754
Nonrecourse MSR financing liability	14,088	—	—	14,088
Deferred purchase price liabilities	3,842	—	—	3,842
Derivative liabilities:
Forward MBS	18,635	—	18,635	—
Forward commitments and TBAs	1,332	—	248	1,084
Interest rate swaps and interest rate swap futures	755	186	569	—

Total liabilities	$15,085,074	$186	$19,452	$15,065,436

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3, in thousands):

	Successor
	Assets
September 30, 2021	Mortgage loans held for investment	Mortgage loans held for investment, subject to nonrecourse debt	Mortgage loans held for sale	Derivative assets	Mortgage servicing rights	Retained bonds	Investments
Beginning balance, April 1, 2021	$11,171,736	$5,291,444	$135,681	$38,574	$267,364	$—	$9,470
Total gain or losses included in earnings	143,362	120,763	2,202	(8,264)	(28,567)	1,505	(3,470)
Purchases, settlements and transfers:
Purchases and additions, net	2,831,336	49,898	541,088	—	104,653	39,840	—
Sales and settlements	(1,354,871)	(888,318)	(526,014)	(1,135)	(2,501)	(95)	—
Transfers in/(out) between categories	(1,366,434)	1,365,864	5,850	—	—	—	—

Ending balance, September 30, 2021	$11,425,129	$5,939,651	$158,807	$29,175	$340,949	$41,250	$6,000

	Successor
	Liabilities
September 30, 2021	HMBS related obligations	Derivative liabilities	Deferred purchase price liabilities	Nonrecourse debt in VIE trusts	Nonrecourse MSR financing liability	TRA Liability
Beginning balance, April 1, 2021	$(9,926,132)	$(936)	$(3,214)	$(5,205,892)	$(22,051)	$—
Total gains or losses included in earnings	76,397	98	(1,997)	(77,717)	3,411	(1,896)
Purchases, settlements and transfers:
Purchases and additions, net	(1,587,902)	—	(7,275)	(1,260,585)	(77,433)	(33,246)
Settlements	1,221,327	838	311	809,184	—	—

Ending balance, September 30, 2021	$(10,216,310)	$—	$(12,175)	$(5,735,010)	$(96,073)	$(35,142)

	Predecessor
	Assets
March 31, 2021	Mortgage loans held for investment	Mortgage loans held for investment, subject to nonrecourse debt	Mortgage loans held for sale	Derivative assets	Mortgage servicing rights	Investments

Beginning balance, January 1, 2021	$10,659,984	$5,396,167	$152,854	$88,660	$180,684	$18,934
Total gain or losses included in earnings	132,499	(37,757)	2,764	(50,040)	20,349	(9,464)
Purchases, settlements and transfers:
Purchases and additions, net	1,143,109	21,064	175,551	—	74,978	—
Sales and settlements	(534,738)	(360,128)	(152,579)	(46)	(8,647)	—
Transfers in/(out) between categories	(229,118)	272,098	(42,909)	—	—	—

Ending balance, March 31, 2021	$11,171,736	$5,291,444	$135,681	$38,574	$267,364	$9,470

4
0

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	Predecessor
	Liabilities
March 31, 2021	HMBS related obligations	Derivative liabilities	Deferred purchase price liability	Nonrecourse debt in VIE trusts	Nonrecourse MSR financing liability
Beginning balance, January 1, 2021	$(9,788,668)	$(1,084)	$(3,842)	$(5,257,754)	$(14,088)
Total gain or losses included in earnings	(41,434)	—	(29)	(30,770)	390
Purchases, settlements and transfers:
Purchases and additions, net	(602,172)	—	—	(575,668)	(8,353)
Sales and settlements	506,142	148	657	658,300	—

Ending balance, March 31, 2021	$(9,926,132)	$(936)	$(3,214)	$(5,205,892)	$(22,051)

	Predecessor
	Assets
December 31, 2020	Mortgage loans held for investment	Mortgage loans held for investment, subject to nonrecourse debt	Mortgage loans held for sale	Derivative assets	Mortgage servicing rights	Debt securities	Investments
Beginning balance, January 1, 2020	$10,894,577	$3,511,212	$182,973	$14,008	$2,600	$102,260	$20,508
Total gain or losses included in earnings	627,251	304,663	(2,158)	74,470	4,562	2,288	(5,512)
Purchases, settlements and transfers:
Purchases and additions, net	3,616,667	136,838	409,467	182	173,522	24,489	3,938
Sales and settlements	(1,536,977)	(1,285,902)	(605,018)	—	—	(129,037)	—
Transfers in/(out) between categories	(2,941,534)	2,729,356	167,590	—	—	—	—

Ending balance, December 31, 2020	$10,659,984	$5,396,167	$152,854	$88,660	$180,684	$—	$18,934

	Predecessor
	Liabilities
December 31, 2020	HMBS related obligations	Derivative liabilities	Deferred purchase price liabilities	Nonrecourse debt in VIE trusts	Nonrecourse MSR Financing Liability
Beginning balance, January 1, 2020	$(9,320,209)	$(68)	$(4,300)	$(3,490,196)	$—
Total gain or losses included in earnings	(359,951)	(834)	(3,014)	(294,802)	798
Purchases, settlements and transfers:
Purchases and additions, net	(2,051,953)	(182)	(138)	(3,110,368)	(15,101)
Sales and settlements	1,943,445	—	3,610	1,637,612	215

Ending balance, December 31, 2020	$(9,788,668)	$(1,084)	$(3,842)	$(5,257,754)	$(14,088)

4
1

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Fair Value Option
Presented in the tables below are the fair value and unpaid principal balance (“UPB”) at September 30, 2021 (Successor) and December 31, 2020 (Predecessor), of assets and liabilities for which the Company has elected the fair value option (in thousands):

Successor:
September 30, 2021	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Reverse mortgage loans held for investment, subject to HMBS related obligations	$10,347,459	$9,617,079
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,665,424	4,986,876
Commercial mortgage loans	274,227	268,288
Mortgage loans held for investment:
Reverse mortgage loans	842,268	721,012
Commercial mortgage loans	235,402	233,101
Mortgage loans held for sale:
Residential mortgage loans	1,904,109	1,859,842
Commercial mortgage loans	142,906	138,101
Liabilities at fair value under the fair value option
HMBS related obligations	10,216,310	9,617,079
Nonrecourse debt:
Nonrecourse debt in VIE trusts	5,735,010	5,654,826

Predecessor:
December 31, 2020	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Reverse mortgage loans held for investment, subject to HMBS related obligations	$9,929,163	$9,045,104
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,057,624	4,457,805
Commercial mortgage loans	338,543	333,344
Mortgage loans held for investment:
Reverse mortgage loans	661,790	589,429
Commercial mortgage loans	69,031	69,127
Mortgage loans held for sale:
Residential mortgage loans	2,080,585	2,000,795
Commercial mortgage loans	142,226	140,693
Liabilities at fair value under the fair value option
HMBS related obligations	9,788,668	9,045,104
Nonrecourse debt:
Nonrecourse debt in VIE trusts	5,257,754	5,155,017

4
2

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Net Fair Value Gains on Mortgage Loans and Related Obligations
Provided in the table below is a summary of the components of net fair value gains on mortgage loans and related obligations (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Net fair value gains on mortgage loans and related obligations:
Interest income on mortgage loans	$160,683	$334,623	$160,568	$150,276	$492,066
Change in fair value of mortgage loans	(119,690)	(34,707)	(51,346)	160,480	302,541
Change in fair value of mortgage-backed securities	—	—	—	1,621	2,438

Net fair value gains on mortgage loans	40,993	299,916	109,222	312,377	797,045

Interest expense on related obligations	(107,593)	(221,067)	(119,201)	(121,777)	(383,622)
Change in fair value of derivatives	6,841	(39,637)	43,972	149	(5,594)
Change in fair value of related obligations	182,268	214,448	42,670	(94,794)	(186,191)

Net fair value gains (losses) on related obligations	81,516	(46,256)	(32,559)	(216,422)	(575,407)

Net fair value gains on mortgage loans and related obligations	$122,509	$253,660	$76,663	$95,955	$221,638

As the cash flows on the underlying mortgage loans will be utilized to settle the outstanding obligations, the Company’s own credit risk would not impact the fair value on the outstanding HMBS liabilities and nonrecourse debt.
Fair Value of Other Financial Instruments
As of September 30, 2021 (Successor) and December 31, 2020 (Predecessor), all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash and cash equivalents including restricted cash, servicer advances and other financing lines of credit, the carrying value approximates fair value due to the short-term nature of such instruments.

4
3

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

6. Reverse Mortgages Portfolio Composition
The table below summarizes the Company’s serviced reverse mortgage portfolio composition and the remaining UPBs of the reverse mortgage loan portfolio (in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Reverse mortgage loans:
Reverse mortgage loans held for investment, subject to HMBS related obligations	$9,617,079	$9,045,104
Reverse mortgage loans held for investment:
Non-agency reverse mortgages	346,705	215,688
Loans not securitized (1)	270,273	168,292
Unpoolable loans (2)	93,459	197,395
Unpoolable tails	10,575	8,054

Total reverse mortgage loans held for investment	721,012	589,429
Reverse mortgage loans held for investment, subject to nonrecourse debt:
Performing HECM buyouts	276,351	141,691
Nonperforming HECM buyouts	614,824	538,768
Non-agency reverse mortgages	4,095,701	3,777,346

Total reverse mortgage loans held for investment, subject to nonrecourse debt	4,986,876	4,457,805

Total owned reverse mortgage portfolio	15,324,967	14,092,338
Loans reclassified as government guaranteed receivable	44,333	49,255
Loans serviced for others	18,281	123,324

Total serviced reverse mortgage loan portfolio	$15,387,581	$14,264,917

(1)	Loans not securitized represent primarily newly originated loans.
(2)	Unpoolable loans represent primarily loans that have reached 98% of their MCA.
The table below summarizes the owned reverse mortgage portfolio by product type (in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Fixed rate loans	$5,266,718	$5,010,659
Adjustable rate loans	10,058,249	9,081,679

Total owned reverse mortgage portfolio	$15,324,967	$14,092,338

4
4

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

7.	Reverse Mortgage Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
Reverse mortgage loans held for investment, subject to HMBS related obligations, at fair value, consisted of the following for the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Reverse mortgage loans held for investment, subject to HMBS related obligations - UPB	$9,617,079	$9,045,104
Fair value adjustments	730,380	884,059

Total reverse mortgage loans held for investment, subject to HMBS related obligations, at fair value	$10,347,459	$9,929,163

8.	Mortgage Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Mortgage loans held for investment, subject to nonrecourse debt, at fair value, consisted of the following for the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Mortgage loans held for investment, subject to nonrecourse debt - UPB:
Reverse mortgage loans	$4,986,876	$4,457,805
Commercial mortgage loans	268,288	333,344
Fair value adjustments	684,487	605,018

Total mortgage loans held for investment, subject to nonrecourse debt, at fair value	$5,939,651	$5,396,167

The table below shows the total amount of mortgage loans held for investment, subject to nonrecourse debt that were greater than 90 days past due and on non-accrual
status (in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Loans 90 days or more past due and on non-accrual status
Fair value:
Commercial mortgage loans	$30,720	$32,377

Total fair value	30,720	32,377

Aggregate UPB:
Commercial mortgage loans	30,871	33,888
Total aggregate UPB	30,871	33,888

Difference	$(151)	$(1,511)

4
5

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

9.	Mortgage Loans Held for Investment, at Fair Value
Mortgage loans held for investment, at fair value, consisted of the following for the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Mortgage loans held for investment - UPB:
Reverse mortgage loans	$721,012	$589,429
Commercial mortgage loans	233,101	69,127
Fair value adjustments	123,557	72,265

Total mortgage loans held for investment, at fair value	$1,077,670	$730,821

10.	Mortgage Loans Held for Sale, at Fair Value
Mortgage loans held for sale, at fair value, consisted of the following for the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Mortgage loans held for sale - UPB:
Residential mortgage loans	$1,859,842	$2,000,795
Commercial mortgage loans	138,101	140,693
Fair value adjustments	49,072	81,323

Total mortgage loans held for sale, at fair value	$2,047,015	$2,222,811

The table below shows the total amount of mortgage loans held for sale that were greater than 90 days past due and on non-accrual
status (in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Loans 90 days or more past due and on non-accrual status
Fair value:
Residential mortgage loans	$3,256	$10,628
Commercial mortgage loans	2,952	5,051

Total fair value	6,208	15,679

Aggregate UPB:
Residential mortgage loans	3,905	13,236
Commercial mortgage loans	3,141	5,317

Total aggregate UPB	7,046	18,553

Difference	$(838)	$(2,874)

The Company originates or purchases and sells mortgage loans in the secondary mortgage market without recourse for credit losses. However, the Company at times maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.

4
6

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Cash flows:
Sales proceeds	$5,529,393	$10,710,950	$6,387,933	$2,464,412	$5,333,372
Fair value of retained beneficial interest (1)	51,747	101,055	66,400	53,401	98,256
Gross servicing fees received	14,878	29,156	13,877	5,677	7,501
Repurchases	(5,320)	(12,138)	(4,144)	(10,169)	(18,716)
Gain	200,758	397,887	284,948	369,473	661,144

(1)	Fair value of retained beneficial interest includes retained servicing rights and other beneficial interests retained as of the statement of financial condition date.

11.	Mortgage Servicing Rights, at Fair Value
The servicing portfolio associated with capitalized servicing rights consists of the following (in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Fannie Mae/Freddie Mac	$33,034,877	$20,501,504
Ginnie Mae	235,279	1,727,831
Private investors	820,959	40,027

Total UPB	$34,091,115	$22,269,362

Weighted average interest rate	3.0%	3.1%
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Beginning UPB	$30,592,187	$26,675,358	$22,269,362	$7,211,843	$288,057
Originated MSR	5,380,307	10,520,166	6,312,227	7,308,891	14,295,128
Purchased MSR	228,470	234,007	866,806	—	—
Payoffs, sales and curtailments	(2,109,849)	(3,338,416)	(2,773,037)	(243,225)	(305,676)

Ending UPB	$34,091,115	$34,091,115	$26,675,358	$14,277,509	$14,277,509

4
7

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The activity in the mortgage servicing rights asset consisted of the following (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Beginning balance	$290,938	$267,364	$180,684	$42,684	$2,600
Originations	52,252	102,301	65,964	53,401	98,256
Purchases	2,291	2,352	9,014	—	—
Sales	(2,501)	(2,501)	(8,647)	—	—
Changes in fair value due to:
Changes in market inputs or assumptions used in valuation model	13,165	(2,886)	35,109	8,170	4,746
Changes in fair value due to portfolio runoff and other	(15,196)	(25,681)	(14,760)	(3,716)	(5,063)

Ending balance	$340,949	$340,949	$267,364	$100,539	$100,539

The value of MSRs is driven by the net cash flows associated with servicing activities. The cash flows include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The fees were $14.4 million for the Successor three months ended September 30, 2021, $28.1 million for the Successor period from April 1, 2021 to September 30, 2021, and $13.0 million for the Predecessor period from January 1, 2021 to March 31, 2021. Fees for the Predecessor were $5.8 million and $7.6 million for the three months ended and nine months ended September 30, 2020, respectively. These fees and changes in fair value of the MSRs are recorded within fee income on the Consolidated Statements of Operations.
The following table provides a summary of the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio:

	September 30, 2021		December 31, 2020
	Successor		Predecessor
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio delinquency
30 days	0.4%	0.4%	0.5%	0.5%
60 days	0.0%	0.0%	0.1%	0.1%
90 or more days	0.1%	0.1%	0.2%	0.1%

Total	0.5%	0.5%	0.8%	0.7%

Foreclosure/real estate owned	0.0%	0.0%	0.0%	0.0%

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

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of September 30, 2021 (Successor) and December 31, 2020 (Predecessor), for the Successor three months ended September 30, 2021, the Successor period from April 1, 2021 to September 30, 2021, and the Predecessor period from January 1, 2021 to March 31, 2021. The Company also had no derivative instruments designated as hedging instruments or subject to master netting
a
nd collateral agreements for the

Predecessor for the three months ended and nine months ended September 30, 2020.
The following tables summarize

the fair value, notional amount, and unrealized gains (losses) of derivative instruments for the periods indicated (in thousands):

	September 30, 2021
	Successor
	Derivative assets			Derivative liabilities
	Fair value	Notional amount	Unrealized gains (losses)	Fair value	Notional amount	Unrealized gains (losses)
Interest rate lock commitments	$29,175	$2,865,203	$(58,401)	$—	$—	$—
Forward commitments, TBAs securities and treasury futures	974	2,872,378	(832)	105	2,880,000	1,227
Interest rate swaps and futures contracts	12,607	1,260,400	9,924	10,617	1,108,700	(9,862)
Forward MBS	12,237	2,391,000	12,238	1,061	458,500	17,574

Net fair value of derivative financial instruments	$54,993	$9,388,981	$(37,071)	$11,783	$4,447,200	$8,939

	December 31, 2020
	Predecessor
	Derivative assets			Derivative liabilities
	Fair value	Notional amount	Unrealized gains (losses)	Fair value	Notional amount	Unrealized gains (losses)
Interest rate lock commitments	$87,576	$2,897,479	$73,568	$—	$13,822	$68
Forward commitments, TBAs securities and treasury futures	1,806	399,612	968	1,332	389,422	(1,248)
Interest rate swaps and futures contracts	2,683	1,386,400	2,324	755	744,500	(617)
Forward MBS	—	—	(348)	18,635	3,187,000	(16,587)

Net fair value of derivative financial instruments	$92,065	$4,683,491	$76,512	$20,722	$4,334,744	$(18,384)

The Company is exposed to risk in the event of nonperformance by counterparties in their derivative contracts. In general, the Company manages such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount of exposure and/or dispersing the risk among multiple counterparties. While the Company does not presently have master netting arrangements with its derivative counterparties, it does either maintain or deposit cash as margin collateral with its clearing broker to the extent the relative value of its derivatives are above or below their initial strike price. The Company pledged deposits of $8.4 million and $12.0 million as of September 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively. Total margin collateral is included in other assets, net, in the Company’s Consolidated Statements of Financial Condition.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

13.	Goodwill
Goodwill consisted of the following (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Beginning balance	$1,298,324	$—	$121,233	$121,754	$121,137
Additions from acquisitions	472	1,298,796	7,517	—	617

Ending balance	$1,298,796	$1,298,796	$128,750	$121,754	$121,754

For the Successor period, additions include goodwill recognized from the Business Combination and additional acquisitions or adjustments to provisional amounts within the measurement period. Refer to Note 4 -

Acquisitions for additional details regarding these acquisitions. The Company did no
t identify any impairment for the Successor three months ended September
30
,
2021
, the Successor period from April
1
,
2021
to September
30
,
2021
, or the Predecessor period from January
1
,
2021
to March
31
,
2021
. There was also
no
impairment identified for the Predecessor periods for the three months ended and nine months ended September
30
,
2020
. Goodwill is reviewed for impairment utilizing a qualitative assessment or a quantitative goodwill impairment test, and management determined that it was more likely than not that no impairment of goodwill existed as of September
30
,
2021
.
Significant factors in the consideration of goodwill and intangible assets for impairment include expectations of future cash flows, market capitalization relative to book value, and expected growth rates. The declining share price of the Company’s stock has caused the market capitalization to fall below book value as of September 30, 2021. As a result of the decrease in share price, we performed an analysis to determine if a triggering event occurred that indicated it was more likely than not that the fair value of one or more of our reporting units was less than its carrying value. The analysis resulted in the determination that no triggering event occurred. Management considered the structural and timing factors, including de-SPAC trading activity following the Business Combination, comparatively low stock trading volume, and limited historical operating results that include only one quarter of results that were heavily impacted by nonrecurring merger-related transactions, have put downward pressure on the stock price of our publicly traded shares unrelated to the ongoing operations of the Company.
The Company will perform an annual goodwill impairment test as of October 1, 2021.
The amount of goodwill allocated to each reporting unit consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Reporting units:
Mortgage Originations	$712,524	$44,429
Reverse Originations	405,445	—
Commercial Originations	75,768	43,113
Lender Services	102,250	25,247
Portfolio Management	2,809	8,444

Total goodwill	$1,298,796	$121,233

5
0

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

14.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

September 30, 2021	Amortization Period (Years)	Cost	Accumulated Amortization	Net
Successor:
Non-amortizing intangibles
Trade name	N/A	$178,000	$—	$178,000

Total non-amortizing intangibles		$178,000	$—	$178,000

Amortizing intangibles
Broker/customer relationships	8 - 15	$530,900	$(26,474)	$504,426
Trade names and other	5 - 10	10,690	(440)	10,250

Total amortizing intangibles		$541,590	$(26,914)	$514,676

Total intangibles		$719,590	$(26,914)	$692,676

December 31, 2020	Amortization Period (Years)	Cost	Accumulated Amortization	Net
Predecessor:
Non-amortizing Intangibles

Domain name	N/A	$5,422	$—	$5,422

Total non-amortizing intangibles		$5,422	$—	$5,422

Amortizing Intangibles
Customer list	5 - 12	$12,754	$(5,100)	$7,654
Broker relationships	10	7,627	(5,429)	2,198
Trade names	5 - 20	2,495	(1,487)	1,008
Technology assets	5	805	(156)	649

Total amortizing intangibles		$23,681	$(12,172)	$11,509

Total intangibles		$29,103	$(12,172)	$16,931

Amortization expense was $13.5 million for the Successor three months ended September 30, 2021, $26.9 million, for the Successor period from April 1, 2021 to September 30, 2021, and $0.6 million for the Predecessor period from January 1, 2021 to March 31, 2021. Amortization expense for the Predecessor was $0.6 million and $1.9 million for the three months ended and nine months ended September 30, 2020, respectively.

5
1

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The estimated amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2021 (Successor) is as follows (in thousands):

Year Ending December 31,	Amount
2021	$13,552
2022	54,206
2023	54,206
2024	54,206
2025	54,206
Thereafter	284,300

Total future amortization expense	$514,676

15.	HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Ginnie Mae loan pools - UPB	$9,617,079	$9,045,104
Fair value adjustments	599,231	743,564

Total HMBS related obligations, at fair value	$10,216,310	$9,788,668

Weighted average remaining life	4.4	4.5
Weighted average interest rate	2.5%	3.0%
HMBS related obligations represent the issuance of pools of HMBS, which are guaranteed by Ginnie Mae, to third party security holders. The Company accounts for the transfers of these advances in the related HECM loans as secured borrowings, retaining the initial HECM loans in its Consolidated Statements of Financial Condition as reverse mortgage loans held for investment, subject to HMBS related obligations, and recording the pooled HMBS as HMBS related obligations. Monthly cash flows generated from the HECM loans are used to service the outstanding HMBS.
The Company was servicing 1,810 and 1,693 Ginnie Mae loan pools at September 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively.

16.	Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Class of Note	Final Maturity Date	Interest Rate		Original Issue Amount	September 30, 2021	December 31, 2020
							Successor	Predecessor
Securitization of nonperforming HECM loans	February 2020 - February 2021	A, M1, M2, M3, M4, M5	February 2030 - February 2031	0.88 9.00	% - %	$1,539,531	$951,251	$775,030
Securitization of non-agency reverse loans	May 2018 - September 2021	A, A1, A1A, A1B, A2	April 2023 - November 2069	1.25 4.50	% - %	5,744,467	4,435,064	4,037,184
Securitization of Fix & Flip loans	September 2018 - April 2021	A1, A2, A-VFN, M	May 2022 - May 2025	2.10 8.00	% - %	1,002,424	268,511	342,793

5
2

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	Issue Date	Class of Note	Final Maturity Date	Interest Rate	Original Issue Amount	September 30, 2021	December 31, 2020
						Successor	Predecessor
Total nonrecourse debt						5,654,826	5,155,007
Nonrecourse MSR financing liability, at fair value						96,073	14,088
Fair value adjustments						80,184	102,747

Total nonrecourse debt, at fair value						$5,831,083	$5,271,842

17.	Other Financing Lines of Credit
The following summarizes the components of other financing lines of credit (dollars in thousands):

				Outstanding Borrowings at
				September 30, 2021	December 31, 2020
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity (1)	Successor	Predecessor
Mortgage Lines:
October 2021 - June 2023 (2)	LIBOR + applicable margin	First Lien Mortgages	$3,575,000	$1,783,544	$1,997,464
March 2026	LIBOR + applicable margin	MSRs	150,000	117,736	—
December 2021 - November 2022	LIBOR + applicable margin	Mortgage Related Assets	87,106	69,877	—

Subtotal mortgage lines of credit			$3,812,106	$1,971,157	$1,997,464

Reverse Lines:
October 2021 - August 2022 (2)	LIBOR + applicable margin	First Lien Mortgages	$1,200,000	$620,418	$477,637
April 2022 - September 2023	Bond accrual rate + applicable margin	Mortgage Related Assets	398,719	278,924	252,880
February 2024	LIBOR + applicable margin	MSRs	90,000	88,072	—
April 2022	Prime + .50%; 6% floor	Unsecuritized Tails	50,000	40,954	37,442

Subtotal reverse lines of credit			$1,738,719	$1,028,368	$767,959

Commercial Lines:
February 2022 - November 2023	LIBOR + applicable margin	First Lien Mortgages	$510,000	$149,787	$128,134
August 2022 - September 2022	LIBOR + applicable margin	Encumbered Agricultural Loans	225,000	152,634	52,300
August 2022	10%	Second Lien Mortgages	25,000	21,701	21,475
N/A	LIBOR + applicable margin	Mortgage Related Assets	1,509	1,509	6,411

Subtotal commercial lines of credit			$761,509	$325,631	$208,320

Total other financing lines of credit			$6,312,334	$3,325,156	$2,973,743

5
3

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)
Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of September 30, 2021.

(2)	See Note 31 - Subsequent Events for additional information on f a cility amendments.
As of September 30, 2021 (Successor) and December 31, 2020 (Predecessor), the weighted average outstanding interest rates on outstanding debt of the Company were 3.06% and 3.15%, respectively.
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
As a result of impacts from the Business Combination, FAM was not in compliance with the second quarter 2021 lender adjusted tangible net worth quarterly requirement and the second and third quarter 2021 two-consecutive
quarter requirements by FNMA. The Company received a waiver for the covenant violations from FNMA. As of September 30, 2021 (Successor), the Company had obtained waivers for these covenant violations and was in compliance with all other financial covenants.
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

5
4

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

As of September 30, 2021 (Successor), the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Successor
Financial Covenants	Requirement	September 30, 2021	Maximum Allowable Distribution (1)
FAM
Adjusted Tangible Net Worth	$150,000	$200,718	$50,718
Liquidity	40,000	67,053	$27,053
Leverage Ratio	15:1	12.6:1	32,538
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement)	$143,538	$200,719	$57,181
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement)	235,832	200,719	$(35,113)
FACo
Adjusted Tangible Net Worth	$85,000	$101,942	$16,942
Liquidity	20,000	37,294	$17,294
Leverage Ratio	6:1	3.7:1	39,855
FAR
Adjusted Tangible Net Worth	$450,000	$501,822	$51,822
Liquidity	20,000	33,480	$13,480
Leverage Ratio	6:1	2.9:1	$242,109
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement)	$336,035	$476,133	$140,098
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement)	235,832	476,133	$240,301

(1)	The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary.

5
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

5
6

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

18.	Payables and Other Liabilities
Payables and other liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Accrued compensation expense	$150,821	$150,214
Accrued liabilities	135,747	83,427
Lease liabilities	61,846	48,250
Deferred purchase price liabilities	47,317	3,842
Ginnie Mae reverse mortgage buy-out payable	36,574	32,317
Deferred tax liability, net	27,213	—
Estimate of claim losses	14,015	8,609
Derivative liabilities	11,783	20,722
Warrant liability	9,342	—
Repurchase reserves	7,879	10,529
Liability for loans eligible for repurchase from Ginnie Mae	7,266	42,148

Total payables and other liabilities	$509,803	$400,058

Warrants
Prior to the Business Combination, Replay issued 28,750,000 units, consisting of one ordinary share and one-half
of one redeemable warrant (each, a “Public Warrant” or “Warrant”), resulting in 14,375,000 Public Warrants. Each Warrant is now exercisable for a share of FoA Class A Common Stock. As of September 30, 2021 (Successor), there were 14,375,000 Public Warrants outstanding.
The Warrants will expire April 1, 2026, five years after the completion of the Business Combination. The Company may call the Warrants for redemption:

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
The Company has determined that the Warrants are subject to treatment as a liability. As of the Closing of the Business Combination on April 1, 2021 and as of September 30, 2021 (Successor), the Warrants had a fair value of $18.0 million and $9.3 million, respectively. These liability-classified Public Warrants are out of the money and thus have no impact on diluted EPS.

5
7

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

19.	Notes Payable, Net
A summary of the outstanding notes payable, net, is presented in the table below (in thousands):

Description	Maturity Date	Interest Rate	September 30, 2021	December 31, 2020
			Successor	Predecessor
Senior Unsecured Notes	November 2025	7.9%	$350,000	$350,000
Financing Agreement	January 2021	5.5%	—	9

Total aggregate principle amount			350,000	350,009
Fair value adjustment, net of amortization (1)			3,567	—
Less: Debt issuance costs			—	(13,436)

Total notes payable, net			$353,567	$336,573

(1)
In conjunction with the Business Combination discussed in Note 4, the Company was required to adjust the liabilities assumed to fair value, resulting in a premium on the Notes and the elimination of the previously recognized debt issuance costs.

Interest expense was $7.6 million for the Successor three months ended September 30, 2021, $15.1 million for the Successor period from April 1, 2021 to September 30, 2021, and $7.7 million for the Predecessor period from January 1, 2021 to March 31, 2021. Interest expense for the Predecessor was $0.0 million and $0.7 million for the three months ended and nine months ended September 30, 2020, respectively. The Company was in compliance with all required covenants related to the Notes as of September 30, 2021 (Successor).

20.	Litigation
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
As of September 30, 2021 (Successor), there were no matters that the Company considered to be both probable or reasonably possible for which they could estimate losses or a reasonable range of estimated losses.
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

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Legal expenses, which includes, among other things, settlements and the fees paid to external legal service providers, were $3.9 million for the Successor three months ended September 30, 2021, $7.5 million for the Successor period from April 1, 2021 to September 30, 2021, and $4.2 million for the Predecessor period from January 1, 2021 to March 31, 2021. Legal expenses for the Predecessor were $5.0 million and $12.5 million for the three months ended and nine months ended September 30, 2020, respectively. These expenses are included in general and administrative expenses in the Consolidated Statements of Operations.

21.	Commitments and Contingencies
Servicing of Mortgage Loans
The Company has contracted with third party providers to perform specified servicing functions on its behalf. These services include maintaining borrower contact, facilitating borrower advances, generating borrower statements, and facilitating loss-mitigation strategies in an attempt to keep defaulted borrowers in their homes.
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
Additionally, the
sub-servicers
are responsible for remitting payments to investors, including interest accrued, interest shortfalls and funding advances such as taxes and home insurance premiums. Advances are typically remitted by the Company to the sub-servicers
on a daily basis.
Contractual
sub-servicing
fees related to
sub-servicer
arrangements are generally based on a fixed dollar amount per loan and are included in general and administrative expenses in the Consolidated Statements of Operations.
Unfunded Commitments
The Company is required to fund further borrower advances (where the borrower has not fully drawn down the HECM, HomeSafe Flex and Select, or fix & flip loan proceeds available), and fund the payment of the borrower’s obligation to pay FHA monthly insurance premiums.
The outstanding unfunded commitments available to borrowers related to HECM loans were approximately $2.5 billion as of September 30, 2021 (Successor), compared to $2.1 billion as of December 31, 2020 (Predecessor). The outstanding unfunded commitments available to borrowers related to fix & flip loans were approximately $10.2 million and $18.8 million as of September 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit.
The Company also has commitments to purchase and sell loans totaling $18.4 million and $153.6 million, respectively, at September 30, 2021 (Successor), compared to $10.2 million and $54.3 million, respectively, at December 31, 2020 (Predecessor).
Mandatory Repurchase Obligation
The Company is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the MCA. Performing repurchased loans are conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements. Loans are considered nonperforming upon events including, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance are not being paid.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

As an issuer of HMBS, the Company also has the option to repurchase reverse loans out of the Ginnie Mae securitization pools without prior approval from Ginnie Mae in certain instances. These situations include the borrower requesting an additional advance that causes the outstanding principal balance to be equal to or greater than 98% of the MCA; the borrower’s loan becoming due and payable under certain circumstances; the borrower not occupying the home for greater than twelve consecutive months for physical or mental illness, and the home is not the residence of another borrower; or the borrower failing to perform in accordance with the terms of the loan.
For each HECM loan that the Company securitizes into Agency HMBS, the Company is required to covenant and warrant to Ginnie Mae, among other things, that the HECM loans related to each participation included in the Agency HMBS are eligible under the requirements of the National Housing Act and the Ginnie Mae Mortgage-backed Securities Guide, and that the Company will take all actions necessary to ensure the HECM loan’s continued eligibility. The Ginnie Mae HMBS program requires that the Company removes the participation related to any HECM loan that does not meet the requirements of the Ginnie Mae Mortgage-backed Securities Guide. In addition to securitizing HECM loans into Agency HMBS, the Company may sell HECM loans to third parties, and the agreements with such third parties include standard representations and warranties related to such loans, which if breached, may require the Company to repurchase the HECM loan and/or indemnify the purchaser for losses related to such HECM loans. In the case where the Company repurchases the loan, the Company bears any subsequent credit loss on the loan. To the extent that the Company is required to remove a loan from an Agency HMBS, purchase a loan from a third party or indemnify a third party, the potential losses suffered by the Company may be reduced by any recourse the Company has to the originating broker and/or correspondent lender, if applicable, to the extent such entity breached similar or other representations and warranties. Under most circumstances, the Company has the right to require the originating broker/correspondent to repurchase the related loan from the Company and/or indemnify the Company for losses incurred. The Company seeks to manage the risk of repurchase and associated credit exposure through the Company’s underwriting and quality assurance practices.

22.	Incentive Compensation
Equity Based Compensation
Pursuant to the terms of the A&R MLTIP, FoA has two major types of equity based compensation granted to employees, henceforth referred to as Replacement Restricted Stock Units (“Replacement RSUs”) and Earnout Right Restricted Stock Units (“Earnout Right RSUs”). The issuance of the Replacement RSUs and Earnout Right RSUs to employees under the A&R MLTIP will be funded by the exchange of current Class A Common Stock and Class A LLC Units held by the unitholders of FoA Equity prior to the closing of the Business Combination. Therefore, the shares issued to employees under the A&R MLTIP will not result in incremental share ownership in the Company, and the total compensation costs associated with the vesting of the Replacement RSUs and Earnout Right RSUs will be directly allocated to the noncontrolling interest and, with respect to Blocker GP, to FoA in proportion to their sharing percentages of exchanged units.
Replacement RSUs
Pursuant to the terms of the A&R MLTIP executed on October 28, 2020, the Company granted each employee who held Phantom Units in FoA Equity and remained employed as of the Replacement RSU grant date, April 1, 2021, in consideration for the cancellation of a portion of their Phantom Units, Replacement RSUs that will vest into shares of Class A Common Stock.
Following the terms of the A&R MLTIP, 25% of the Replacement RSUs vested on the Replacement RSU grant date, and the remaining 75% vest in equal installments on each of the first three anniversaries of the closing of the Business Combination, subject to each holder’s continued employment.

6
0

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
A summary of the Replacement RSU and Earnout Right RSU activity for the periods indicated is presented below in thousands, except for share information:

				Grant Date Fair Value
Replacement RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value
Outstanding, July 1, 2021	10,753,414	4,066,069	14,819,483	$9.48	$140,489
Vested	(154,788)	154,788	—	—	—
Forfeited	(20,640)	—	(20,640)	9.48	(196)
Settled	—	(4,220,857)	(4,220,857)	9.48	(40,014)

Outstanding, September 30, 2021	10,577,986	—	10,577,986	$9.48	$100,279

				Grant Date Fair Value
Replacement RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value
Outstanding, April 1, 2021	—	—	—	$—	$—
Granted	14,819,483	—	14,819,483	9.48	140,489
Vested	(4,220,857)	4,220,857	—	—	—
Forfeited	(20,640)	—	(20,640)	9.48	(196)
Settled	—	(4,220,857)	(4,220,857)	9.48	(40,014)

Outstanding, September 30, 2021	10,577,986	—	10,577,986	$9.48	$100,279

No Replacement RSUs are scheduled to vest from October 1, 2021 to December 31, 2021. Equity based compensation expense for the Replacement RSUs totaled $9.6 million for the Successor three months ended September 30, 2021,

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

$
56.7
 million for the Successor period from April 1, 2021 to September 30, 2021 and $
0.0
 million for the Predecessor period from January 1, 2021 to March 31, 2021. Unrecognized equity based compensation expense for the Replacement RSUs
totaled $
83.6
 million as of September 30, 2021. There were
no
Replacement RSUs outstanding as of December 31, 2020.

				Grant Date Fair Value
Earnout Right RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value
Outstanding, July 1, 2021	1,550,880	—	1,550,880	$8.91	$13,811
Forfeited	(2,160)	—	(2,160)	8.91	(19)

Outstanding, September 30, 2021	1,548,720	—	1,548,720	$8.91	$13,792

				Grant Date Fair Value
Earnout Right RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value
Outstanding, April 1, 2021	—	—	—	$—	$—
Granted	1,550,880	—	1,550,880	8.91	13,811
Forfeited	(2,160)	—	(2,160)	8.91	(19)

Outstanding, September 30, 2021	1,548,720	—	1,548,720	$8.91	$13,792

No Earnout Right RSUs are scheduled to vest from October 1, 2021 to December 31, 2021. Equity based compensation expense for the Earnout Right RSUs totaled

$2.4 million for the Successor three months ended September 30, 2021, $4.6 million for the Successor period from April 1, 2021 to September 30, 2021, and $0.0 million for the Predecessor period from January 1, 2021 to March 31, 2021. Unrecognized equity based compensation expense for the Earnout Right RSUs
totaled $9.2 million as of September 30, 2021. There were no Earnout Right RSUs outstanding as of December 31, 2020
.
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
The cash payment of $24.0 million relates to prior services provided solely for the benefit of the Company and not for ongoing services to be provided in the future that would benefit the post-combination entity. Given that the payment was triggered by the distributions made in connection with the successful closing of the Business Combination, the payment of $24.0 million is considered to have been incurred “on the line.” The balance of the Company’s obligation under the Plan was replaced by the issuance of equity based compensation described above as governed by the Amended and Restated Management Long-Term Incentive Plan.

6
2

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

23.	General and Administrative Expenses
General and administrative expenses consisted of the following (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Title and closing	$31,358	$56,549	$25,061	$15,835	$44,512
Loan origination expenses	20,983	38,708	20,503	19,771	54,344
Depreciation and amortization	16,492	32,953	3,484	3,367	10,324
Loan portfolio expenses	15,297	30,730	15,200	10,520	29,123
Communications and data processing	14,670	27,238	11,324	8,726	23,053
Securitization expenses	13,237	24,068	6,944	5,243	13,592
Business development	10,492	20,139	10,607	8,247	25,837
Licensing and insurance	2,906	6,363	2,487	1,411	4,677
Fair value change in deferred purchase price liability	237	1,997	30	—	—
Other expenses	15,923	22,151	31,577	40,684	68,122

Total general and administrative expenses	$141,595	$260,896	$127,217	$113,804	$273,584

24.	Business Segment Reporting
The Company has identified six reportable segments: Mortgage Originations, Reverse Originations, Commercial Originations, Lender Services, Portfolio Management and Corporate/Other.

6
3

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	For the three months ended September 30, 2021
	Successor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Managemen t	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale of loans, net	$200,294	$—	$—	$—	$13,664	$213,958	$—	$(3,863)	$210,095
Net fair value gains (losses)	1,145	109,408	13,604	—	(448)	123,709	—	(1,200)	122,509
Fee income	30,827	1,022	14,252	87,592	14,937	148,630	—	(2,905)	145,725
Net interest income (expense)	2,807	—	—	(77)	(17,799)	(15,069)	(6,720)	(40)	(21,829)

Total revenues	235,073	110,430	27,856	87,515	10,354	471,228	(6,720)	(8,008)	456,500
Total expenses	220,331	41,354	21,678	78,688	30,068	392,119	28,672	(8,913)	411,878
Other, net	—	221	133	22	252	628	10,205	(905)	9,928

Net income (loss) before taxes	$14,742	$69,297	$6,311	$8,849	$(19,462)	$79,737	$(25,187)	$—	$54,550

Depreciation and amortization	$2,822	$9,970	$638	$2,892	$18	$16,340	$152	$—	$16,492
Total assets	2,978,565	789,351	120,116	358,684	18,429,429	22,676,145	964,815	(972,867)	22,668,093

	April 1, 2021 to September 30, 2021
	Successor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale of loans, net	$385,680	$—	$—	$—	$21,412	$407,092	$—	$(9,420)	$397,672
Net fair value gains	1,145	203,944	24,425	—	10,776	240,290	—	13,370	253,660
Fee income	61,172	1,976	26,376	168,722	18,514	276,760	—	(40,171)	236,589
Net interest income (expense)	4,783	(9)	—	(92)	(33,650)	(28,968)	(13,287)	(49)	(42,304)

Total revenues	452,780	205,911	50,801	168,630	17,052	895,174	(13,287)	(36,270)	845,617
Total expenses	444,522	83,600	41,727	151,962	63,325	785,136	64,669	(37,175)	812,630
Other, net	—	325	273	105	8	711	8,019	(905)	7,825

Net income (loss) before taxes	$8,258	$122,636	$9,347	$16,773	$(46,265)	$110,749	$(69,937)	$—	$40,812

Depreciation and amortization	$4,255	$9,819	$1,059	$5,710	$(89)	$20,754	$12,199	$—	$32,953
Total assets	2,978,565	789,351	120,116	358,684	18,429,429	22,676,145	964,815	(972,867)	22,668,093

6
4

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	January 1, 2021 to March 31, 2021
	Predecessor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale of loans, net	$286,481	$—	$—	$—	$5,065	$291,546	$—	$(212)	$291,334
Net fair value gains	—	68,449	5,431	—	2,750	76,630	—	33	76,663
Fee income	32,731	524	8,930	76,383	36,191	154,759	—	6,612	161,371
Net interest expense	891	—	—	(36)	(14,816)	(13,961)	(7,744)	—	(21,705)

Total revenues	320,103	68,973	14,361	76,347	29,190	508,974	(7,744)	6,433	507,663
Total expenses	224,246	23,693	13,391	62,970	24,406	348,706	18,683	5,955	373,344
Other, net	—	34	149	2	895	1,080	(9,464)	(478)	(8,862)

Net income (loss) before taxes	$95,857	$45,314	$1,119	$13,379	$5,679	$161,348	$(35,891)	$—	$125,457

Depreciation and amortization	$1,423	$151	$125	$1,268	$146	$3,113	$371	$—	$3,484
Total assets	2,425,529	35,861	82,375	125,317	17,378,088	20,047,170	379,562	(326,313)	20,100,419

	For the three months ended September 30, 2020
	Predecessor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale of loans, net	$407,248	$—	$—	$—	$706	$407,954	$—	$(28)	$407,926
Net fair value gains	—	48,251	1,357	—	46,261	95,869	—	86	95,955
Fee income	36,080	366	3,369	53,249	10,965	104,029	2,471	12,875	119,375
Net interest expense	451	—	—	(48)	(15,999)	(15,596)	(385)	(17)	(15,998)

Total revenues	443,779	48,617	4,726	53,201	41,933	592,256	2,086	12,916	607,258
Total expenses	239,847	24,634	7,064	45,304	22,989	339,838	9,615	12,916	362,369

Other, net	—	—	—	—	—	—	(2,470)	—	(2,470)

Net income (loss) before taxes	$203,932	$23,983	$(2,338)	$7,897	$18,944	$252,418	$(9,999)	$—	$242,419

Depreciation and amortization	$1,440	$269	$143	$1,067	$12	$2,931	$436	$—	$3,367
Total assets	2,170,342	15,163	57,432	103,755	16,639,324	18,986,016	351,841	(315,842)	19,022,015

6
5

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	For the nine months ended September 30, 2020
	Predecessor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale of loans, net	$832,872	$—	$—	$—	$6,323	839,195	$—	$(2,294)	$836,901
Net fair value gains	—	137,529	9,939	—	72,142	219,610	—	2,028	221,638
Fee income	90,402	1,478	14,555	138,819	13,357	258,611	2,514	4,877	266,002
Net interest expense	1,715	—	—	(81)	(60,480)	(58,846)	(4,605)	(99)	(63,550)

Total revenues	924,989	139,007	24,494	138,738	31,342	1,258,570	(2,091)	4,512	1,260,991
Total expenses	593,996	65,374	29,506	123,453	61,735	874,064	32,837	4,512	911,413

Other, net	—	—	—	—	—	—	(2,514)	—	(2,514)

Net income (loss) before taxes	$330,993	$73,633	$(5,012)	$15,285	$(30,393)	$384,506	$(37,442)	$—	$347,064

Depreciation and amortization	$4,527	$724	$449	$3,172	$35	8,907	$1,417	$—	$10,324
Total assets	2,170,342	15,163	57,432	103,755	16,639,324	18,986,016	351,841	(315,842)	$19,022,015

25.	Liquidity and Capital Requirements
FAM
In addition to the covenant requirements of FAM mentioned in Note 17 - Other Financing Lines of Credit, FAM is subject to various regulatory capital requirements administered by HUD as a result of their mortgage origination and servicing activities. HUD governs non-supervised,
direct endorsement mortgagees, and Ginnie Mae, FNMA and FHLMC, which sponsor programs that govern a significant portion of FAM’s mortgage loans sold and servicing activities. Additionally, FAM is required to maintain minimum net worth requirements for many of the states in which it sells and services loans. Each state has its own minimum net worth requirement; however, none of the state requirements are material to the Company’s Consolidated Financial Statements.
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
Among FAM’s various capital requirements related to its outstanding mortgage origination and servicing agreements, the most restrictive of these requires FAM to maintain a minimum adjusted net worth balance as of the end of the most recent fiscal quarter of $154.2 million as of September 30, 2021 (Successor). FAM’s adjusted net worth was $200.7 million as of September 30, 2021 (Successor). FAM is also subject to requirements related to material declines in quarterly and two consecutive quarter tangible net worth. As a result of impacts from the Business Combination, FAM was not in compliance with the second quarter 2021 lender adjusted tangible net worth quarterly requirement and the second and third quarter 2021 two-consecutive quarter requirements by FNMA. The Company received a waiver for the covenant violation from FNMA as of September 30, 2021 (Successor).

6
6

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

In addition, FAM is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAM throughout the year. FAM is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of September 30, 2021 (Successor), FAM was in compliance with applicable requirements.
FAR
As an issuer of HMBS, FAR is required by Ginnie Mae to maintain minimum net worth, liquidity and capitalization levels as well as minimum insurance levels.
The net worth required is $5.0 million plus 1% of FAR’s commitment authority from Ginnie Mae. The liquidity requirement is for 20% of FAR’s required net worth to be in the form of cash or cash equivalent assets. FAR is required to maintain a ratio of 6% of net worth to total assets.
At September 30, 2021 (Successor), FAR was in compliance with the minimum net worth, liquidity and insurance requirements of Ginnie Mae and had received a permanent waiver for its capital requirement. The minimum tangible net worth required of FAR by Ginnie Mae was $102.6 million at September 30, 2021 (Successor). FAR’s actual net worth calculated based on Ginnie Mae guidance was $466.9 million at September 30, 2021 (Successor). The Company was therefore in compliance with all net worth requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of September 30, 2021 (Successor), FAR was in compliance with applicable requirements.
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
(“the Rule”), which requires the maintenance of minimum net capital. ISG computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $0.3 million. At September 30, 2021 (Successor), ISG met the minimum net capital requirement amounts and was therefore in compliance.
Additionally, ISG claims the exemption provision of SEC Rule
15c3-3(k)(2)(ii).
ISG does not hold customer funds or safekeep customer securities. The Company introduces and clears its customers’ transactions through a third party on a fully-disclosed basis.
Agents National Title Insurance Company (“Agents”), an operating subsidiary of Incenter, has additional capital requirements. The State of Missouri and State of Alabama require domestic title insurance underwriters maintain minimum capital and surplus of $1.6
m
illion and $0.2

million, respectively. Failure to comply with these provisions may result in various actions up to and including surrender of the certificate of authority. Additionally, in October 2019, Agents entered into a capital maintenance agreement in conjunction with the approval for the certificate of authority for California. This agreement requires Agents to maintain a minimum of $8.0 million in policyholder surplus. If Agents falls below this requirement in any given quarter, Incenter must contribute cash, cash equivalents securities or other instruments to bring Agents in compliance. The Company’s insurance company subsidiaries met the existing minimum statutory capital and surplus requirements as of September 30, 2021 (Successor).
The Company is also required to maintain bonds, certificates of deposit and interest bearing accounts in accordance with applicable state regulatory requirements. The total requirement was $3.8 million across all states as of September 30, 2021 (Successor). The Company was in compliance with these requirements as of September 30, 2021 (Successor).

6
7

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

26.	Related Party Transactions
The Company transacts with various related parties as a part of normal day-to-day
operations. Outstanding receivables from related parties were $0.0 million and $2.6 million as of September 30
, 2021 (Successor) and December 31, 2020 (Predecessor), respectively.
Promissory Notes
In June 2019, the Company executed two Revolving Working Capital Promissory Note Agreements (the “2019 Promissory Notes”) with BTO Urban Holdings and Libman Family Holdings, LLC, which are deemed affiliates of the Company. The 2019 Promissory Notes accrued interest monthly at a rate of 10.0% per annum and matured and were paid in full in June 2020. The Company paid interest of $0.2 million and $3.1 million for the Predecessor three months ended and nine months ended September 30, 2020, respectively, related to the 2019 Promissory Notes.
Agricultural Loans
In 2019, the Company entered into an Amended and Restated Limited Liability Company Agreement with FarmOp Capital Holdings, LLC (“FarmOps”) in which the Company acquired an equity investment in FarmOps. Subsequent to this agreement, the Company agreed to purchase originated agricultural loans from FarmOps. The Company purchased agricultural loans and had total funded draw amounts of $43.2 million and $41.2 million, respectively, for the Successor three months ended September 30, 2021, $89.5 million and $94.6 million, respectively, for the Successor period from April 1, 2021 to September 30, 2021, and $83.0 million and $82.1 million, respectively, for the Predecessor period from January 1, 2021 to March 31, 2021. The Predecessor purchased agricultural loans which had total funded draw amounts of $13.8 million and $80.9 million, for a purchase price of $3.2 million and $79.9 million, for the three months ended and nine months ended September 30, 2020, respectively.
The Company had promissory notes outstanding with FarmOps of $3.3 million and $0.8 million as of September 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively.
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
For the Predecessor
period from January 1, 2021 to March 31, 2021, $1.7 million was capitalized related to the development of the software and will be amortized over a 12 month period from the date placed in service. Professional fees paid to Cloudvirga, in exchange for the technology services, were $0.6 million for the Predecessor period from January 1, 2021 to March 31, 2021, $0.0 for the Predecessor three months ended September 30, 2020, and $0.8 million for the Predecessor nine months ended September 30, 2020.

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
As of September 30, 2021 (Successor) and December 31, 2020 (Predecessor), the Company had an outstanding advance of $24.4 million and $14.9 million, respectively, against this commitment for the purchase of MSRs with a fair value of $20.3 million and $14.1 million, respectively.
The Company has also entered into Investment Management Agreements with these third parties to serve as the investment manager, in which the Company performs various advisory services to the investors in exchange for a management fees. Management fees amounted to $0.1 million for the Successor three months ended September 30, 2021, $0.1 million for the Successor period from April 1, 2021 to September 30, 2021, and $0.1 million for the Predecessor period from January 1, 2021 to March 31, 2021. There were no management fees paid for the Predecessor three months ended or nine months ended September 30, 2020, as the nonrevolving facility commitment did not exist during these periods.
Senior Notes
Related parties of FoA purchased notes in the high-yield debt offering in November 2020 in an aggregate principal amount of $135.0 million.

27.	Income Taxes
The components of income tax expense were as follows:

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Net income before income taxes	$54,550	$40,812	$125,457	$242,419	$347,064
Provision for income taxes	4,440	5,526	1,137	808	1,574
Effective tax provision rate	8.14%	13.54%	0.91%	0.33%	0.45%
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
The Company recognizes uncertain income tax positions when it is not more-likely-than-not
a tax position will be sustained upon examination. As of September 30, 2021 (Successor), the Company has recognized uncertain tax positions related to positions taken at the lower tier regarded corporate subsidiaries named above. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision. No interest or penalties were recognized in income tax expense for the Successor for the three months ended September 30, 2021, the Successor period from April 1, 2021 to September 30, 2021, or for the Predecessor period from January 1, 2021 to March 31, 2021. No interest or penalties were recognized in income tax expense for the Predecessor three months ended and nine months ended September 30, 2020. Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2016 or prior.

28.	Earnings Per Share
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
For the Predecessor periods, FoA Equity’s capital structure consisted of a single class of outstanding membership units which are held by one member, UFG. Therefore, the Company has omitted earnings per unit for the Predecessor periods presented due to the limited number of LLC unit holders.

7
0

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings per share for the Successor periods (in thousands, except for share amounts):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021
	Successor
Basic net income per share:
Numerator
Net income	$50,110	$35,286
Less: income attributable to noncontrolling interests (1)	28,726	11,637

Net income attributable to holders of Class A Common Stock - basic	$21,384	$23,649

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	59,861,171	59,871,386

Basic net income per share	$0.36	$0.39

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
Income attributable to noncontrolling interest includes special allocations of recognized expense related to the A&R MLTIP. See Note 22 - Incentive Compensation for additional details.

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021
	Successor
Diluted net income per share:
Numerator
Net income attributable to holders of Class A Common Stock	$21,384	$23,649
Reallocation of net income assuming exchange of Class A LLC Units (2)	21,475	9,476

Net income attributable to holders of Class A Common Stock - diluted	$42,859	$33,125

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	59,861,171	59,871,386
Effect of dilutive securities:
Assumed exchange of Class A LLC Units for shares of Class A Common Stock (3)	131,300,259	131,309,223

Weighted average shares of Class A Common Stock outstanding - diluted	191,161,430	191,180,609

Diluted net income per share	$0.22	$0.17

7
1

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

I
n addition to the Class A LLC Units, the Company also had Replacement RSUs outstanding during the Successor three months ended September 30, 2021 and the Successor period from April 1, 2021 to September 30, 2021. The effects of the Replacement RSUs following the treasury stock method have been excluded from the computation of diluted net income per share given that the if-converted
method was determined to be more dilutive.

7
2

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

29.	Sponsor Earnout
Contemporaneously with the execution of the Transaction Agreement, the initial shareholders entered into an amendment and restatement of the existing Sponsor Agreement (as amended and restated, the “Sponsor Agreement”) with FoA, Replay and FoA Equity, pursuant to which, in connection with the Closing of the Business Combination, among other things, (i) immediately prior to the Domestication (as defined below), the 7,750,000 of private placement warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”) owned by the Sponsor were exchanged for 775,000 ordinary shares which then converted into shares of Class A Common Stock and (ii) excluding the 90,000 Founder Shares held by Replay’s independent directors (unless transferred to any other initial shareholder or permitted transferee thereof) that were converted into shares of Class A Common Sock and immediately vested, 40% of the Founder Shares shares held by the Sponsor (2,839,000 shares) were converted into vested Class A Common Stock and became wholly owned by the Sponsor immediately prior to the Closing of the Business Combination and 60% of the Founder Shares held by the Sponsor (4,258,500 shares) were converted into unvested shares of Class A Common Stock and are subject to vesting and forfeiture in accordance with certain terms and conditions, as laid out below.
If at any time during the six years following the Closing, the VWAP of FoA’s Class A Common Stock is greater than or equal to $12.50 for any twenty (
20
) Trading Days within a period of thirty (
30
) consecutive Trading Days (“First Sponsor Earnout Achievement Date”) then 35% of the total Founder Shares owned by each Sponsor Person shall vest. If the First Sponsor Earnout Achievement Date has not occurred within six years
of the Closing Date the Founder Shares that were eligible to vest shall not vest and shall be forfeited
.
If at any time during the six years following the Closing, the

VWAP of FoA’s Class A Common Stock is greater than or equal to $15.00 for any twenty (
20
) Trading Days within a period of thirty (
30
) consecutive Trading Days (“Second Sponsor Earnout Achievement Date”) then 25% of the total Founder Shares owned by each Sponsor Person shall vest. If the Second Sponsor Earnout Achievement Date has not occurred within six years
of the Closing Date the Founder Shares that were eligible to vest shall not vest and shall be forfeited.
Given that the Sponsor Agreement was issued to the acquirers of FoA Equity, and not to the sellers of FoA Equity, the
Pre-Closing
Equity Holders, the Sponsor Agreement was not accounted for as consideration transferred and did not impact the purchase price paid by Replay. Instead the Sponsor Agreement was accounted for separately from the other provisions of the Transaction Agreement. The Company classified the Sponsor Agreement as an equity transaction. Given the equity classification, the Sponsor shares were measured at a fair value of $38.1 million upon the consummation of the Transaction Agreement, the date of issuance, and will not be subsequently remeasured. Additionally, the settlement of the Sponsor Agreement will be accounted for within equity, if and when the First or Second Earnout Achievement Date occurs.
The fair value was determined by using a Monte Carlo simulation to forecast the future daily price per share of Class A Common Stock over a six-year
time period. The Sponsor Earnout will terminate if after six years following the Closing Date, neither the First nor Second Sponsor Earnout Achievement Dates are met; or FoA is sold.

30.	Equity
Class A Common Stock
As of September 30, 2021 (Successor), there were 63,195,244 shares of Class A Common Stock outstanding, consisting of 58,936,744 vested shares and 4,258,500 unvested shares that are subject to vesting and forfeiture. The 4,258,500 unvested shares of Class A Common Stock relate to the Sponsor Earnout, further discussed in Note 29. The 4,258,500 unvested shares of Class A Common Stock are not entitled to receive any dividends or other distributions, do not have any other economic rights until such shares are vested, and will not be entitled to receive back dividends or other distributions or any other form of economic
“catch-up”
once they become vested. The holders of the 58,936,744 vested shares of Class A Common Stock represent the controlling interest of the company. Refer to Note 29 - Sponsor Earnout for additional details regarding the unvested shares.

7
3

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Pursuant
 to the A&R MLTIP, certain equity holders of FoA and FoA Equity are obligated to deliver a number of shares of Class A Common Stock and Class A LLC units for restricted stock unit awards granted by the Company. On September
29
,
2021
, in connection with FoA’s settlement of restricted stock units into shares of Class A Common Stock and pursuant to the A&R MLTIP, these equity holders delivered shares of Class A Common Stock and Class A LLC units to the Company in satisfaction of such settlement. This delivery of shares of Class A Common Stock and Class A LLC units offset by the net award of Class A Common Stock resulted in a net surrender of
944,970
shares of Class A Common Stock and
829,222
Class A LLC units.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued 7 shares of Class B Common Stock, par value $0.0001 per share, to holders of Class A LLC Units. The Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which shareholders of the Company are entitled to vote generally. On September 28, 2021, Management Holdings was liquidated by its managing member, FoA Equity. As of September 30, 2021 (Successor), there are 6 shares of Class B Common Stock outstanding.
Class A LLC Units
In connection with the Business Combination, the Company, FoA Equity and the Continuing Unitholders entered into an Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement sets forth the terms and conditions upon which holders of Class A LLC Units may exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one
basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Continuing Unitholders’ ownership of Class A LLC Units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Consolidated Statements of Financial Condition. As of September 30, 2021 (Successor), there were 189,425,808 Class A LLC Units outstanding. Of the 189,425,808 Class A LLC Units outstanding, 58,936,744 are held by the Class A Common Stock shareholders and 130,489,064 are held by the noncontrolling interest of the Company.

31.	Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Financial Statements of September 30, 2021 through November 12, 2021, the date these Consolidated Financial Statements were issued. No events or transactions were identified that would have an impact on the financial position or results of operations of the Company as of September 30, 2021 (Successor) as reported herein. However, management of the Company believes disclosure of the following events is appropriate.
Parkside
On May 14, 2021, in order to further strengthen its position in wholesale mortgage originations, the Company acquired certain assets and operations of Parkside Lending, LLC (“Parkside”), that constitute a business for purposes of ASC 805, in a business combination for $20.0 million cash paid at closing. The Company acquired certain key contracts and real property leases, as well as proprietary materials, intellectual property, and workforce. In addition to the initial cash purchase price, an earnout liability of $7.0 million was recorded for future contingent consideration payments that are tied to Parkside achieving certain specified profitability metrics, with the offset allocated to goodwill. The total amount of cash consideration and earnout liability of $27.0 million have been allocated to goodwill.
Subsequent to September 30, 2021 the Company entered into an amendment to the Asset Purchase Agreement (“APA”) with Parkside to revise the earnout provision. The Parkside transaction is being accounted for using the acquisition method. Under the acquisition method of accounting, Parkside’s assets and liabilities will be recorded at estimated fair value as of the acquisition dates with the excess of the purchase price over the estimated fair value of the net assets acquired, if applicable, recognized as goodwill. Management is finalizing the valuation for the amended APA and, once completed, will record an adjustment to goodwill, intangible assets, and overall purchase consideration. These adjustments to the provisional entry are not expected to be material to the overall financial statements. Additional disclosures required by ASC 805 with respect to the RAI and Parkside acquisitions have been omitted because the information is immaterial to the financial statements.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Financing Lines of Credit
The October 2021 $200.0 million facility was amended in October 2021. Under the terms of the new amended agreement, the maturity date was extended to October 2022.
The October 2021 $250.0 million facility was amended in October 2021. Under the terms of the new amended agreement, the maturity date was extended to October 2022.
The November 2023 $65.0 million facility was amended in October 2021. Under the terms of the new amended agreement, the borrowing capacity was increased from $
65.0
million to $100.0 million.

7
5

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
Overview
Finance of America Companies Inc. is a vertically integrated, diversified lending platform that connects borrowers with investors. We offer a diverse set of high quality consumer loan products and distribute financial risk to investors for an up-front cash profit and often retain a future performance-based participation. We believe we have a differentiated, less volatile strategy than mono-line mortgage lenders who focus on originating interest rate sensitive traditional mortgages and retain significant portfolios of mortgage servicing rights with large potential future advancing obligations. In addition to our profitable lending operations, we provide a variety of services to lenders through our Lender Services segment, which augments our lending profits with an attractive fee-oriented revenue stream. Our differentiated strategy is built upon a few key fundamental factors:

•
We operate in a diverse set of lending markets that benefit from strong, secular tailwinds and are each influenced by different demand drivers. We believe this diversification results in stable and growing earnings with lower volatility and lower mortgage market correlation than a traditional mortgage company.

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

•
We distribute our products through multiple channels, and utilize flexible technology platforms and a distributed workforce in order to scale our businesses and manage costs efficiently. Our businesses are supported by a centralized business excellence office (“BXO”), providing all corporate support, including IT, Finance and Accounting, Treasury, Human Resources, Legal, Risk and Compliance. This platform enables us to focus our resources as the opportunity set evolves while not being overly reliant on any individual product. As borrower demands for lending products change, we are able to change with them and continue to offer desirable lending solutions.

Today, we are principally focused on (1) residential mortgage loan products throughout the U.S., offering traditional mortgage loans, reverse mortgage loans, and (2) business purpose loans to real estate investors. We have built a distribution network that allows our customers to interact with us through their preferred method: in person, via a broker or digitally. Our product offering diversity makes us resilient in varying rate and origination environments, and differentiates us from traditional mortgage lenders. Our Lender Services segment supports a range of financial institutions, including our lending companies, with services such as title insurance and settlement services, appraisal management, valuation and brokerage services, fulfillment services, and technology platforms for student and consumer loans. In addition to creating recurring third party revenue streams, these service business lines allow us to better serve our lending customers and maximize our revenue per lending transaction. Furthermore, our Portfolio Management segment provides structuring and product development expertise, allowing innovation and improved visibility of execution for our originations, as well as broker/dealer and institutional asset management capabilities. These capabilities allow us to complete profitable securitization of our originated loans, including 1 securitization during the Predecessor period from January 1, 2021 to March 31, 2021, 7 securitizations during the Successor period from April 1, 2021 to September 30, 2021 and 3 securitizations during the Successor three months ended September 30, 2021. During an otherwise volatile 2020, 10 securitizations were completed, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors and the resilience of our business model in any market environment.
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
Our Segments
We manage our Company in five reportable segments: Mortgage Originations, Reverse Originations, Commercial Originations, Portfolio Management, and Lender Services. A description of the business conducted by each of these segments is provided below:
Mortgage Originations
Our Mortgage Originations segment originates residential mortgage loans through our Finance of America Mortgage LLC (“FAM”) subsidiary. This segment generates revenue through fee-based mortgage loan origination services and the origination and sale of mortgage loans into the secondary market. We generally sell originated mortgage loans into the secondary market within 30 days of origination and elect whether to sell or retain the rights to service the underlying mortgage loans based on the economics in the market and Company portfolio investment strategies. Whether the Company elects to sell or retain the rights to service the underlying loans, the Mortgage Originations segment realizes the fair value of the mortgage servicing rights in gain on sale and other income from mortgage loans held for sale, net until the date of loan sale. Subsequent fair value changes of the retained mortgage servicing rights are accounted for within fee income in the Portfolio Management segment results.

The Mortgage Originations segment includes four channels:

•
Distributed Retail - Our distributed retail lending channel relies on mortgage advisors in retail branch locations across the country to acquire, interact with, and serve customers. Our distributed retail network controls all of the loan origination process, including sourcing the borrower, processing the application, setting the interest rate, ordering appraisal and underwriting, processing, closing and funding the loan.

•
Direct-to-Consumer - Our direct-to-consumer lending channel relies on our call centers, website and mobile apps to interact with customers. Our primary focus is to assist our customers with a refinance or home purchase by providing them with a needs-based approach to understanding their current mortgage options.

•
TPO - Our third party-originator (“TPO”) lending channel works with mortgage brokers to source loans which are then underwritten and funded by us, as FoA. Counterparty risk is mitigated through quality and compliance monitoring, and all brokers are subject to our eligibility requirements coupled with an annual recertification process.

•
Home Improvement - Our home improvement channel is our newest distribution channel and was created through the acquisition of the operations of Renovate America during the first quarter of 2021. This channel assists homeowners in the financing of short-term home improvement projects, such as windows, HVAC, or remodeling and relies on a network of partner contractors across the country to acquire, interact with, and serve these customers.

Our mortgage lending activities primarily consist of the origination and sale of residential mortgage loans to the government sponsored entities (“GSEs”), including Federal National Mortgage Association (“Fannie Mae” or “FNMA”), Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), and Ginnie Mae, as well as the origination and sale of residential mortgage loans to private investors. The Mortgage Originations segment generates revenue and earnings in the form of gains on sale of loans, fair value gains, interest income, servicing income, and fees earned on the successful origination of mortgage loans.
Reverse Originations
Our Reverse Originations segment originates or acquires reverse mortgage loans through our Finance of America Reverse LLC (“FAR”) subsidiary. This segment originates HECM and non-agency reverse mortgages.
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

•
TPO - Our TPO lending channel works with mortgage brokers to source loans which are then underwritten and funded by us, as FoA. Counterparty risk is mitigated through quality and compliance monitoring, and all brokers are subject to our eligibility requirements coupled with an annual recertification process.

The Reverse Originations segment generates revenue and earnings in the form of fair value gains at the time of origination (“Net origination gains”) and origination fees earned on the successful origination of reverse mortgage loans.
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

•
TPO - Our TPO lending channel works with mortgage brokers to source loans which are then underwritten and funded by us, as FoA. Counterparty risk is mitigated through quality and compliance monitoring, and all brokers are subject to our eligibility requirements coupled with an annual recertification process.

The Commercial Originations segment generates revenue and earnings in the form of fair value gains at the time of origination (“Net origination gains”) and origination fees earned on the successful origination of commercial mortgage loans.
Lender Services
Our Lender Services segment provides ancillary business services, title agency and title insurance services, mortgage servicing rights (“MSR”) valuation and trade brokerage, and appraisal management services to customers in the residential mortgage, student lending, and commercial lending industries. The segment also operates a foreign branch in the Philippines for transactional fulfillment and administrative support.
Our Lender Services segment generates revenue and earnings in the form of fee-for-service revenue and commissions on successful MSR trades.
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the enterprise and third party funds. The team is primarily based in St. Paul, MN and New York, NY.
As part of the vertical integration of our business, our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided by our FINRA registered broker-dealer, complete the lending lifecycle in a way that allows us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and where appropriate, retain assets on balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring earnings.
The retained asset portfolio generally consists of two classifications of assets: short-term investments and long-term investments. Short-term investments are primarily proprietary whole loans and securities that are held for sale and loans bought from home equity conversion mortgages (“HECM”) securitizations prior to assignment to Government National Mortgage Association (“Ginnie Mae”). Long-term investments are primarily made up of mortgage servicing rights, securitized HECM loans, securitized proprietary whole loans (including retained securities and residual interests in securitization trusts), and whole loans not yet securitized.
The retained assets are initially recorded to the portfolio at a designated fair-value-based transfer price, if originated by any of the Company’s origination segments (“Net origination gains” recognized by the origination segments), or at the price purchased from external parties. Retained financial assets are adjusted to their current fair value on an ongoing basis.
The Portfolio Management segment generates revenue and earnings in the form of gains on sale of loans, fair value gains, interest income, and fee income related to underwriting, advisory, valuation, and other ancillary services.

Business Trends and Conditions
There are a number of key factors and trends affecting our results of operations. A summary of key factors impacting our revenue include:

•
prevailing interest rates which impact loan origination volume, with declining interest rates leading to increases in volume, and an increasing interest rate environment leading to decreases in the volume;

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

Evaluation of recorded value of goodwill and intangibles

•
As a result of the Business Combination, the Company was required to record the acquired assets of FoA Equity to fair value at the time of the transaction. This created a substantial amount of goodwill and intangibles. The Company performs an annual goodwill impairment test as of October 1, or more frequently if events occur that indicate it is more likely than not that the fair value of a reporting unit’s goodwill was less than its carrying value (e.g., a triggering event). During the quarter, the company’s share price traded at a substantial discount to its book value. As a result, the Company performed an analysis to determine if a triggering event occurred. The analysis resulted in the determination that no triggering event occurred. Management considered several structural and timing factors in the analysis, including trading activity by PIPE shareholders following the Business Combination, the Company’s comparatively low stock trading volume, and the limited amount of time since the Business Combination which included only one quarter of results which were heavily impacted by non-recurring, merger-related transactions. These factors all put downward pressure on the price of the publicly traded shares and were deemed to be unrelated to the ongoing operations, underlying performance and financial results of the Company.

The process of determining whether a triggering event exists and estimating the fair value of goodwill and intangible assets requires the use of estimates and significant judgements that are based on several factors. These estimates and judgements are complex and based on assumptions that may change in future periods. It is possible that any such future changes in assumptions, estimates and judgements may have a material impact on the financial statements. As such, it is possible that goodwill or intangible assets may be impaired in future reporting periods; however, any impairment to goodwill or intangible assets would not have a negative impact on tangible equity (defined as book equity less goodwill and intangible assets).
The Company will perform an annual goodwill impairment test as of October 1, 2021, which may lead to the Company recognizing an impairment of one or more of its reporting units during the fourth quarter of 2021, if it is ultimately determined that the fair value of one or more of the reporting units is less than such unit’s carrying value.
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
During the first half of 2020, the COVID-19 pandemic adversely impacted global financial markets and contributed to significant volatility in market liquidity and yields required by market investors in the type of financial instruments originated by the Company’s primary operating subsidiaries. In the U.S., significant fiscal stimulus measures, monetary policy actions and other relief measures have helped to moderate the negative economic impacts of COVID-19, and have supported the economic recovery which began in 2020 and continues into 2021. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. In March 2021, the U.S. federal government passed a $1.9 trillion American Rescue Plan Act (“ARPA”), which together with the CARES Act and other fiscal stimulus measures put in place in 2020, provide for, among other things, funding to state and local governments, direct payments to households, support for small businesses, renter assistance and funding for transport, airlines, healthcare and education. Monetary policy decisions have included quantitative easing and the provision of liquidity to financial institutions and credit markets. In addition, housing measures, such as forbearance on mortgages and suspension of foreclosures and evictions, and various executive orders have helped to provide relief. However, many of the forbearance on mortgages, foreclosure and eviction measures have lapsed or are set to lapse in the fourth quarter of 2021 or in early 2022. Further, certain moratoria have been successfully challenged in lawsuits. In response to the expiration of certain of these measures, on June 28, 2021 the Consumer Financial Protection Bureau issued a final rule, which went into effect on August 31, 2021, amending certain provisions in Regulation X regarding additional assistance for borrowers on mortgage loans secured by their principal residence experiencing a COVID-19-related hardship. This rule includes temporary provisions imposing further restrictions on foreclosure and providing for streamlined loan modification, among other features. Given the scheduled expiration of, and legal challenges to, relief measures, there can be no assurance as to the extent to which relief will continue to be granted in the future.
The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. The Company’s work-from-home environment is anticipated to continue until January 2022, with certain exceptions for employees whose job functions or other considerations require them to be in a physical office from time to time. The Company’s management is actively monitoring the global situation relating to COVID-19 and its effect on the Company’s financial condition, liquidity, operations, industry, and workforce. Further, the Company cannot estimate the length or gravity of the impact that the COVID-19 pandemic on the residential mortgage and commercial lending industries. As of September 30, 2021, the COVID-19 pandemic continues to impact the economic environment in which the Company conducts business. As of September 30, 2021, approximately 0.40% of units and 0.42% of unpaid principal balance of the Company’s total residential mortgage servicing portfolio is in forbearance as a result of the economic impacts caused by COVID-19.
The economic impacts of the COVID-19 pandemic have continued during 2021. These continuing economic impacts, and the continuation of the pandemic itself, may cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets and liquidity in fiscal year 2021. See Results of Operations.
For further discussion on the potential impacts of the COVID-19 pandemic reference “Risk Factors--Risks Related to the Business of the Company — Risks Related to COVID-19” in our Prospectus filed with the SEC on June 4, 2021.
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
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors that may impact the comparability of our results of operations in future periods.
Impact of the Business Combination
FoA is a corporation for U.S. federal and state income tax purposes. FoA Equity was and is treated as a flow-through entity for U.S. federal income tax purposes, and as such, entity level taxes at FoA Equity are not and have not been significant. Accordingly, provision for income taxes consists of tax expense primarily related to certain of the consolidated subsidiaries of FoA Equity that are structured as corporations and subject to U.S. federal income taxes as well as state taxes.
FoA (together with certain corporate subsidiaries through which it owns its interest in FoA Equity) pays U.S. federal and state income taxes as a corporation on its share of FoA Equity’s taxable income. The Business Combination was accounted for as a business combination using the acquisition method of accounting. Accordingly, the assets and liabilities, including any identified intangible assets, of FoA Equity were recorded at their fair values at the date of the consummation of the Business Combination, with any excess of the purchase price over the estimated fair value recorded as goodwill. The application of business combination accounting required the use of significant estimates and assumptions.
As a result of the application of business combination accounting, the historical Consolidated Financial Statements of FoA Equity are not necessarily indicative of FoA’s future results of operations, financial position and cash flows. For example, increased tangible and intangible assets resulting from adjusting the basis of tangible and intangible assets to their fair value have resulted in increased depreciation and amortization expense in the periods following the consummation of the Business Combination, and in the future FoA may need to recognize impairment charges related to goodwill and identified intangible assets that are adjusted to fair value.
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
Impact of Becoming a Public Company
We have incurred and expect to incur additional costs associated with operating as a public company. These costs include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, requires public companies to implement specified corporate governance practices that are not applicable to a private company. These additional rules and regulations increased our legal, regulatory and financial compliance costs and will make some activities more time-consuming and costly.

Components of Our Results of Operations
Revenue
Gain on sale and other income from mortgage loans held for sale, net
Gain on sale and other income from mortgage loans held for sale, net includes realized and unrealized gains and losses on loans held for sale, interest rate lock commitments, hedging derivatives, and originated mortgage servicing rights. The Company sells mortgage loans into the secondary market, including, but not limited to, sales to the GSEs on a servicing-released basis, where the loans are sold to an investor with the associated MSRs transferred to the investor or to a separate third party investor. In addition, the Company may opportunistically sell loans on a servicing-retained basis, where the loan is sold and the Company retains the rights to service that loan. Unrealized gains and losses include fair value gains and losses resulting from changes in fair value in the underlying mortgages, interest rate lock commitments, hedging derivatives, and originated MSRs, from the time of origination to the ultimate sale of the loan or other settlement of those financial instruments.
Net fair value gains on mortgage loans and related obligations
The majority of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on mortgage loans and related obligations. See Note 5 - Fair Value within our interim unaudited consolidated financial statements for a discussion of fair value measurements.
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
Net interest income (expense)
We earn interest income on mortgage, reverse and commercial loans held for sale, and incur interest expense on our warehouse lines of credit and non-funding debt. Interest income and interest expense also accrues to loans held for investment, including securitized loans subject to HMBS and other nonrecourse debt. Such interest is included as a component of net fair value gains on mortgage loans and related obligations.
Operating Expenses
Salaries, benefits and related expenses
Salaries, benefits and related expenses includes commissions, bonuses, RSUs, salaries, benefits, taxes and all payroll related expenses for our employees.
Occupancy, equipment rentals and other office related expenses
Occupancy, equipment rentals and other office related expenses includes rent expense on office space and equipment, and other occupancy related costs.
General and administrative expenses
General and administrative expenses primarily include loan origination expenses, loan portfolio expenses, professional fees, business development costs, communications and data processing costs, title and closing costs, depreciation and amortization and other expenses.
Other, net
Other, net, primarily includes gains or losses on assets, revaluation of the warrant liability, and remeasurement of the TRA obligations.

Income Taxes
FoA Equity was and is treated as a flow-through entity for U.S. federal income tax purposes. As a result, entity level taxes at FoA Equity are not significant. Provision for income taxes consists of tax expense primarily related to certain of the consolidated subsidiaries of FoA Equity that are structured as corporations and subject to U.S. federal income taxes as well as state taxes.
FoA (together with certain corporate subsidiaries through which it owns its interest in FoA Equity) is treated as a corporation for U.S. federal and state income tax purposes and is subject to U.S. federal income taxes with respect to its allocable share of any taxable income of FoA Equity and is taxed at the prevailing corporate tax rates. FoA is a holding company and its only material asset is its direct and indirect interest in FoA Equity. Accordingly, a provision for income taxes is recorded for the anticipated tax consequences of FoA’s allocable share of FoA Equity’s reported results of operations for federal income taxes. In addition to tax expenses, FoA also incurs expenses related to its operations, as well as payments under the TRAs, which are significant. FoA Equity may distribute amounts sufficient to allow FoA to pay its tax obligations and operating expenses, including distributions to fund any payments due under the TRAs. See “Certain Agreements Related to the Business Combination—Tax Receivable Agreements.” However, the ability of FoA Equity to make such distributions may be limited due to, among other things, restrictive covenants in its financing lines of credit and senior notes.
Results of Operations
Overview
The following tables present selected financial data for the Successor three months ended September 30, 2021 and six months from April 1, 2021 to September 30, 2021, and the three months of the Predecessor from January 1, 2021 to March 31, 2021. Additionally, we have presented the Predecessor periods for the three and nine months ended September 30, 2020.
We have prepared our discussion of the results of operations by comparing the results of the Successor period for the three months ended September 30, 2021 with the results of the Predecessor three months ended September 30, 2020. Additionally, we compared the results of the combined Successor period from April 1, 2021 to September 30, 2021 and Predecessor period from January 1, 2021 to March 31, 2021 with the Predecessor nine months ended September 30, 2020. The core business operations of the Predecessor and Successor were not significantly impacted by the consummation of the Business Combination. Therefore we believe the combined results for the Successor period from April 1, 2021 to September 30, 2021 and the Predecessor period from January 1, 2021 to March 31, 2021 are comparable to the nine months ended September 30, 2020 and provide enhanced comparability to the reader about the current quarter’s results. We believe this approach provides the most meaningful basis of comparison and is useful in identifying current business trends for the periods presented. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of 2021, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.

Consolidated Results
The following table summarizes our consolidated operating results for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020

	Successor		Predecessor
Gain on sale and other income from mortgage loans held for sale, net	$210,095	$397,672	$291,334	$407,926	$836,901
Net fair value gains on mortgage loans and related obligations	122,509	253,660	76,663	95,955	221,638
Fee income	145,725	236,589	161,371	119,375	266,002
Net interest expense	(21,829)	(42,304)	(21,705)	(15,998)	(63,550)

Total revenue	456,500	845,617	507,663	607,258	1,260,991

Total expenses	411,878	812,630	373,344	362,369	911,413

Other, net	9,928	7,825	(8,862)	(2,470)	(2,514)

NET INCOME BEFORE TAXES	$54,550	$40,812	$125,457	$242,419	$347,064

Net fair value gains on mortgage loans and related obligations
The following table summarizes the components of net fair value gains on mortgage loans and related obligations for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020

	Successor		Predecessor
Interest income on loans	$160,683	$334,623	$160,568	$150,276	$492,066
Change in fair value of loans	(119,690)	(34,707)	(51,346)	160,480	302,541
Change in fair value of mortgage-backed securities	—	—	—	1,621	2,438

Fair value gains on mortgage loans	40,993	299,916	109,222	312,377	797,045

Interest expense on related obligations	(107,593)	(221,067)	(119,201)	(121,777)	(383,622)
Change in fair value of derivatives	6,841	(39,637)	43,972	149	(5,594)
Change in fair value of related obligations	182,268	214,448	42,670	(94,794)	(186,191)

Fair value losses on related obligations	81,516	(46,256)	(32,559)	(216,422)	(575,407)

Net fair value gains on mortgage loans and related obligations	$122,509	$253,660	$76,663	$95,955	$221,638

Principally, all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on mortgage loans and related obligations in the Consolidated Statements of Operations. However, for certain of our outstanding financing lines of credit, we have not elected to account for these liabilities under the fair value option. Accordingly, interest expense is presented separately on our Consolidated Statements of Operations. Further, interest income on collateralized loans may be reflected in net fair value gains on mortgage loans and related obligations on the

Consolidated Statements of Operations, while the associated interest expense on the pledged loans will be included as a component of net interest expense. We evaluate net interest margin (“NIM”) for our outstanding investments through an evaluation of all components of interest income and interest expense.
The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020

	Successor		Predecessor
Interest income on commercial and reverse loans	$160,683	$334,623	$160,568	$150,276	$492,066
Interest expense on HMBS and nonrecourse obligations	(107,593)	(221,067)	(119,201)	(121,777)	(383,622)

Net interest margin included in net fair value gains on mortgage loans (1)	53,090	113,556	41,367	28,499	108,444

Interest income on mortgage loans held for sale	15,742	28,766	12,621	10,408	29,969
Interest expense on warehouse lines of credit	(30,735)	(57,643)	(26,546)	(25,973)	(88,837)
Non-funding debt interest expense	(6,842)	(13,486)	(7,756)	(385)	(4,605)
Other interest income	120	246	40	27	144
Other interest expense	(114)	(187)	(64)	(75)	(221)

Net interest expense	(21,829)	(42,304)	(21,705)	(15,998)	(63,550)

NET INTEREST MARGIN	$31,261	$71,252	$19,662	$12,501	$44,894

(1)
Net interest margin included in fair value gains on mortgage loans includes interest income and expense on all commercial and reverse loans and their related nonrecourse obligations. Interest income on mortgage loans and warehouse lines of credit are classified in net interest expense. See Note 2 - Summary of Significant Accounting Policies within the consolidated financial statements for additional information on the Company’s accounting related to commercial and reverse mortgage loans.

Certain of our financial instruments are valued utilizing a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments is recorded as a gain or loss in net fair value gains on mortgage loans and related obligations on the Consolidated Statements of Operations.
For the three months ended September 30, 2021 (Successor) versus the three months ended September 30, 2020 (Predecessor)
Net income before taxes decreased $187.9 million or 77.5% primarily as a result of the following:

•
Gain on sale and other income from mortgage loans held for sale, net, decreased $197.8 million or 48.5% due to lower margin on originated mortgage loans and lower origination volume during the three months ended September 30, 2021 as a result of increased interest rates and competitive pressure on margin. Our Mortgage Originations segment had $7,679.1 million in net rate lock volume related to mortgage loans for the three months ended September 30, 2021 compared to $9,285.6 million for the comparable 2020 period. Additionally, our margin on originated mortgage loans decreased to 2.61% for the three months ended September 30, 2021 compared to 4.39% for the comparable 2020 period.

•
Net fair value gains on mortgage loans and related obligations increased $26.6 million or 27.7% primarily as a result of origination growth within our Reverse and Commercial Originations segments. The Reverse Originations segment originated $1,157.2 million of reverse mortgage loans for the three months ended

September 30, 2021 compared to $626.7 million for the comparable 2020 period. The Commercial Originations segment originated $447.3 million in loans for the three months ended September 30, 2021 compared to $89.9 million, as the comparable 2020 period saw the production ramp up for the commercial originations segment following the temporary deferment of production activity in Q2 2020 as a result of the COVID-19 outbreak. The increase was partially offset by net $28.8 million in fair value losses from assumption changes to our loans held for investment compared to a gain of $16.8 million in the comparable 2020 period.

•
Fee income increased $26.4 million or 22.1% primarily due to growth in Reverse and Commercial loan originations, as well as our Lender Services segments, partially offset by a reduction in fee income within the Mortgage Origination segment. Within our Lender Services segment, we experienced growth of 61.1% in loan closings in which we acted as title agent and growth of 137.8% in our underwriting activity for the three months ended September 30, 2021 compared to the comparable 2020 period.

•
Net interest expense increased $5.8 million or 36.4% in 2021 due primarily to an increase in non-funding debt interest expense, partially offset by a lower average cost of funds on our financing lines of credit and increases in interest income on mortgage loans held for sale for the three months ended September 30, 2021 compared to the comparable 2020 period.

•
Total expenses increased $49.5 million or 13.7% due to higher salaries, benefits and related expenses combined with increased general and administrative expenses during the three months ended September 30, 2021. The increase is primarily related to on-going expenses as a result of the Business Combination, such as RSUs and amortization of intangibles. During the third quarter of 2021, additional on-going expenses of $10.6 million for the RSUs and $13.5 million of amortization of intangibles were recognized as a result of the Business Combination.

For the nine months ended September 30, 2021 (Successor and Predecessor) versus the nine months ended September 30, 2020 (Predecessor)
Net income before taxes decreased $180.8 million or 52.1% primarily as a result of the following:

•
Gain on sale and other income from mortgage loans held for sale, net, decreased $147.9 million or 17.7% as a result of lower Mortgage Originations segment revenue margin. Our Mortgage Originations segment had $22,753.2 million in net rate lock volume for the nine months ended September 30, 2021 compared to $22,302.7 million for the comparable 2020 period. Our margin on originated mortgage loans decreased slightly to 2.69% for the nine months ended September 30, 2021 compared to 3.73% for the comparable 2020 period.

•
Net fair value gains on mortgage loans and related obligations increased by $108.7 million or 49.0% primarily as a result of growth in our Reverse and Commercial Originations segments and lower fair value losses from assumption changes. The Reverse Originations segment originated $2,939.3 million of reverse mortgage loans for the nine months ended September 30, 2021 compared to $2,052.3 million for the comparable 2020 period. The Commercial Originations segment originated $1,188.7 million in loans for the nine months ended September 30, 2021 compared to $548.4 million during the comparable 2020 period. Fair value losses from assumption changes were $50.8 million for the nine months ended September 30, 2021 primarily due to fair value adjustments related predominantly to increases in modeled prepayment speeds on securitized mortgage assets and MSR. This compares to $53.9 million in fair value losses from assumption changes for the nine months ended September 30, 2020 driven largely by unfavorable shocks to fair value during the early months of the COVID-19 outbreak. See Note 5 - Fair Value within the consolidated financial statements for additional information on assumptions impacting the value of our loans held for investment.

•
Fee income increased $132.0 million or 49.6% primarily due to growth in Mortgage, Reverse and Commercial loan originations, as well as our Lender Services segments. Within our Lender Services segment, we experienced growth of 78.3% in loan closings in which we acted as title agent and growth of 203.1% in our underwriting activity for the three months ended September 30, 2021 compared to the comparable 2020 period.

•
Total expenses increased $274.6 million or 30.1% due to higher salaries, benefits and related expenses combined with increased general and administrative expenses primarily as a result of our higher loan origination volumes during the nine months ended September 30, 2021, overall enterprise growth, and expenses related to the Business Combination. During the second quarter of 2021, one-time initial and accelerated Replacement and Earnout Right RSU expense of $38.6 million was recognized. Additional on-going expenses of $23.4 million for the RSUs and $26.9 million of amortization of intangibles relating to the Business Combination were recognized.

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
Mortgage Originations Segment
The following table summarizes our Mortgage Origination segment’s results for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Gain on sale and other income from mortgage loans held for sale, net	$200,294	$385,680	$286,481	$407,248	$832,872
Net fair value gains on mortgage loans	1,145	1,145	—	—	—
Fee income	30,827	61,172	32,731	36,080	90,402
Net interest income	2,807	4,783	891	451	1,715

Total revenue	235,073	452,780	320,103	443,779	924,989

Total expenses	220,331	444,522	224,246	239,847	593,996

NET INCOME BEFORE TAXES	$14,742	$8,258	$95,857	$203,932	$330,993

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

KEY METRICS
The following table provides a summary of some of our Mortgage Origination segment’s key metrics (dollars in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Loan origination volume (dollars)
Conforming	$4,698,538	$9,000,708	$5,397,708	$5,773,072	$13,749,364
Government	987,074	1,982,731	1,068,650	1,204,360	3,237,231
Non-conforming	1,632,513	3,204,408	1,937,860	1,476,952	3,270,125
Home improvement	64,566	123,494	—	—	—

Total loan origination volume	$7,382,691	$14,311,341	$8,404,218	$8,454,384	$20,256,720

Loan origination volume by type (dollars)
Agency	$6,324,230	$12,398,694	$7,367,044	8,160,931	$19,465,514
Non-agency	993,895	1,789,153	1,037,174	293,453	791,206
Home improvement	64,566	123,494	—	—	—

Total loan origination volume by type	$7,382,691	$14,311,341	$8,404,218	$8,454,384	$20,256,720

Loan origination volume by channel (dollars)
Retail	$4,838,128	$9,708,682	$5,622,487	6,207,165	$15,191,608
Wholesale/Correspondent	1,786,304	2,987,807	1,706,365	1,303,448	2,882,650
Consumer direct	693,693	1,491,358	1,075,366	943,771	2,182,462
Home improvement	64,566	123,494	—	—	—

Total loan origination volume by channel	$7,382,691	$14,311,341	$8,404,218	$8,454,384	$20,256,720

Loan origination volume by type (dollars)
Purchase	$3,759,059	$7,253,521	2,664,493	3,022,815	6,780,670
Refinance	3,559,066	6,934,326	5,739,725	5,431,569	13,476,050
Home improvement	64,566	123,494	—	—	—

Total loan origination volume by type	$7,382,691	$14,311,341	$8,404,218	$8,454,384	$20,256,720

Loan origination volume (units)
Conforming	14,522	28,658	18,090	19,294	46,570
Government	3,041	6,182	3,426	4,106	11,120
Non-conforming	2,032	4,004	2,472	2,170	4,818
Home improvement	5,935	11,457	—	—	—

Total loan origination volume	25,530	50,301	23,988	25,570	62,508

Loan origination volume by type (units)
Agency	18,400	36,678	22,763	25,113	61,296
Non-agency	1,195	2,166	1,225	457	1,212
Home improvement	5,935	11,457	—	—	—

Total loan origination volume by type	25,530	50,301	23,988	25,570	62,508

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Loan origination volume by channel (units)
Retail	13,353	27,090	16,123	19,064	47,998
Wholesale/Correspondent	4,210	7,215	4,745	3,940	8,396
Consumer direct	2,032	4,539	3,120	2,566	6,114
Home improvement	5,935	11,457	—	—	—

Total loan origination volume by channel	25,530	50,301	23,988	25,570	62,508

Loan origination volume by type (units)
Purchase	9,801	19,129	7,534	9,325	22,286
Refinance	9,794	19,715	16,454	16,245	40,222
Home improvement	5,935	11,457	—	—	—

Total loan origination volume by type	25,530	50,301	23,988	25,570	62,508

Loan sales by investor (dollars)
Agency	$5,733,609	$11,541,450	$7,246,418	$7,818,882	$18,026,245
Private	1,574,710	2,787,028	1,152,810	256,456	1,447,680

Total loan sales by investor	$7,308,319	$14,328,478	$8,399,228	$8,075,338	$19,473,925

Loan sales by type (dollars)
Servicing released	$3,313,801	$5,497,385	$2,086,550	$760,215	$5,168,265
Servicing retained	3,994,518	8,831,093	6,312,678	7,315,123	14,305,660

Total loan sales by type	$7,308,319	$14,328,478	$8,399,228	$8,075,338	$19,473,925

Net rate lock volume	$7,679,106	$14,347,929	$8,405,313	$9,285,616	22,302,731
Mortgage originations margin (including servicing margin) (1)	2.61%	2.69%	3.41%	4.39%	3.73%
Capitalized servicing rate (in bps)	102.6	103.1	89.1	73.1	68.7

(1)	Calculated for each period as Gain on sale and other income from mortgage loans held for sale, net, divided by Net rate lock volume.

Revenue
In the table below is a summary of the components of our Mortgage Origination segment’s total revenue for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Gain on sale, net	$221,680	$390,501	$200,874	$396,346	$853,204
Provision for repurchases	(1,970)	(3,783)	(2,258)	(4,277)	(16,256)
Realized hedge gains (losses)	(22,982)	(39,995)	74,823	(33,796)	(141,280)
Changes in fair value of loans held for sale	(5,561)	6,041	(41,485)	11,538	44,948
Changes in fair value of interest rate locks	(5,472)	(8,456)	(49,946)	34,937	98,988
Changes in fair value of derivatives/hedges	14,599	41,372	104,473	2,500	(6,732)

Gain on sale and other income from mortgage loans held for sale, net	200,294	385,680	286,481	407,248	832,872

Net fair value gains on mortgage loans	1,145	1,145	—	—	—

Origination related fee income	30,827	61,172	32,731	36,080	90,402

Net interest income	2,807	4,783	891	451	1,715

Total revenue	$235,073	$452,780	$320,103	$443,779	$924,989

Net interest income was comprised of the following (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Interest income	$15,363	$28,200	$12,483	$10,273	$29,351
Interest expense	(12,556)	(23,417)	(11,592)	(9,822)	(27,636)

Net interest income	$2,807	$4,783	$891	$451	$1,715

WAC - loans held for sale	3.0%	3.0%	2.9%	3.0%	3.0%
WAC - warehouse lines of credit	3.3%	3.1%	3.0%	3.3%	3.0%
For the three months ended September 30, 2021 (Successor) versus the three months ended September 30, 2020 (Predecessor)
Total revenue decreased $208.7 million or 47.0%, primarily as a result of the following:

•
Gain on sale, net decreased $174.7 million or 44.1% as a result of lower margin and lower mortgage loans sold due to lower inventory of originated loans during the three months ended September 30, 2021. We sold $7,308.3 million in mortgage loans for the three months ended September 30, 2021 compared to $8,075.3 million for the comparable 2020 period. Weighted average gain on sale margins on sold loans was 3.00% for the three months ended September 30, 2021 compared to 4.90% for the comparable 2020 period. Gain on sale margins decreased primarily due to rate volatility during both periods and competitive pressure on margins in the 2021 period.

•	Provision for repurchases decreased $2.3 million or 53.9% due to a drop in funded volume for the three months ended September 30, 2021 compared to the comparable 2020 period.

•
Changes in fair value of loans held for sale decreased $17.1 million or 148.2% as a result of lower net change in the end-of-period fair value of our outstanding originated loan production not yet sold or securitized. The unsold pipeline decreased slightly from $1,831.0 million with a weighted average margin of 2.8% at June 30, 2021 to $1,802.1 million and 2.6% at September 30, 2021. Comparatively, the unsold pipeline increased from $1,355.7 million with a weighted average margin of 4.8% at June 30, 2020 to $1,723.1 million and 4.5% at September 30, 2020.

•
Changes in fair value of interest rate locks similarly decreased $40.4 million or 115.7% as a result of lower net change in our interest rate lock pipeline driven by an overall decrease in refinance activity in the market. The fair value of the interest rate lock pipeline decreased from $33.5 million at June 30, 2021 to $28.5 million at September 30, 2021. Comparatively, the fair value of the interest rate lock pipeline increased from $78.0 million at June 30, 2020 to $112.9 million at September 30, 2020.

•	Origination related fee income decreased $5.3 million or 14.6% as a result of lower loan origination volume during the three months ended September 30, 2021.

•
During the three months ended September 30, 2021, net realized and unrealized hedge losses were $8.4 million compared to hedge losses of $31.3 million in the comparable 2020 period, partially offsetting the fair value impact to loans and interest rate locks in the pipeline by increases in average market interest rates.

For the nine months ended September 30, 2021 (Successor and Predecessor) versus the nine months ended September 30, 2020 (Predecessor)
Total revenue decreased $152.1 million or 16.4% as a result of the following:

•
Gain on sale, net, decreased $261.8 million or 30.7% as a result of decreased gain on sale margins on sold volume, offset slightly by higher sales volume in dollars during the nine months ended September 30, 2021. We sold $22.7 billion in mortgage loans for the nine months ended September 30, 2021 compared to $19.5 billion for the comparable 2020 period. Weighted average gain on sale margins on sold loans were 2.6% for the nine months ended September 30, 2021 compared to 4.4% for the comparable 2020 period. Gain on sale margins decreased primarily due to rate volatility during both periods and competitive pressure on margins in the 2021 period.

•
Provision for repurchases decreased $10.2 million or 62.8% due to an adjustment of the provision for the nine months ended September 30, 2021 compared to additional provision being booked in the early months of the COVID 19 outbreak during the comparable 2020 period.

•
Changes in fair value of loans held for sale decreased $80.4 million or 178.9% as a result of lower net change in the end-of-period fair value of our higher outstanding originated loan production not yet sold or securitized. The unsold pipeline decreased from $2.0 billion with a weighted average margin of 4.2% at December 31, 2020 to $1.8 billion and 2.6% at September 30, 2021. Comparatively, the unsold pipeline increased from $1.0 billion with a weighted average margin of 2.9% at January 1, 2020 to $1.7 billion and 4.5% at September 30, 2020.

•
Changes in fair value of interest rate locks similarly decreased $157.4 million or 159.0% as a result of lower net change in our interest rate lock pipeline driven by an overall decrease in refinance activity in the market. The fair value of the interest rate lock pipeline decreased from $87.6 million million at December 31, 2020 to $28.5 million at September 30, 2021. Comparatively, the fair value of the interest rate lock pipeline increased from $13.9 million million at January 1, 2020 to $112.9 million at September 30, 2020.

•	Origination related fee income increased $3.5 million or 3.9% as a result of higher loan origination volume during the nine months ended September 30, 2021.

•
During the nine months ended September 30, 2021, net realized and unrealized hedge gains were $180.7 million compared to hedge losses of $148.0 million in the comparable 2020 period, partially offsetting the fair value impact to loans in the pipeline by increases in average market interest rates.

Expenses
In the table below is a summary of the components of our Mortgage Originations segment’s total expenses for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Commissions and bonus	$106,316	$209,916	$111,766	$140,122	$325,366
Salaries	48,565	104,121	46,232	41,896	108,719
Other salary related expenses	11,073	24,225	18,451	12,052	37,857

Total salaries, benefits and related expenses	165,954	338,262	176,449	194,070	471,942

Loan origination fees	17,539	32,320	14,003	13,375	34,362
Loan processing expenses	5,119	10,544	5,462	2,408	7,008
Other general and administrative expenses	26,918	54,506	23,112	23,936	63,974

Total general and administrative expenses	49,576	97,370	42,577	39,719	105,344

Occupancy, equipment rentals and other office related expenses	4,801	8,890	5,220	6,058	16,710

Total expenses	$220,331	$444,522	$224,246	$239,847	$593,996

For the three months ended September 30, 2021 (Successor) versus the three months ended September 30, 2020 (Predecessor)
Total expenses decreased $19.5 million or 8.1% as a result of the following:

•
Salaries, benefits and related expenses decreased $28.1 million or 14.5%, primarily due to a $33.8 million decrease in commissions and bonus expense as a result of the 12.7% decrease in origination volume during the three months ended September 30, 2021. These decreases were offset by additional on-going expenses for the RSUs of $2.8 million that are recognized as a result of the Business Combination. Salaries increased an additional $3.9 million as result of increased headcount, further offsetting these decreases. Our average headcount increased from 2,845 for the three months ended September 30, 2020 to 3,046 for the 2021 period due to acquisitions and in order to accommodate the demands of the business.

•
General and administrative expenses increased $9.9 million or 24.8% primarily due to an increase in loan origination fees as a result of securitization expenses of $5.2 million. During the three months ended September 30, 2021, $1.6 million of amortization of intangibles relating to the Business Combination was recognized.

For the nine months ended September 30, 2021 (Successor and Predecessor) versus the nine months ended September 30, 2020 (Predecessor)
Total expenses increased $74.8 million or 12.6% as a result of the following:

•
Salaries, benefits and related expenses increased $42.8 million or 9.1%, primarily due to a $41.6 million increase in salaries expense as a result of the 12.1% increase in origination volume during the nine months ended September 30, 2021. Our average headcount increased from 2,675 for the nine months ended September 30, 2020 to 3,063 for the 2021 period due to acquisitions and in order to accommodate the demands of the business. During the second quarter of 2021, one-time initial and accelerated Replacement and Earnout Right RSU expense of $7.7 million was recognized. Additional on-going expenses of $5.1 million were recognized for the RSUs issued at the time of the Business Combination.

•
General and administrative expenses increased $34.6 million or 32.8% primarily due to an increase in loan origination and loan processing fees as a result of higher origination volume in units, securitization expenses and allocated costs associated with the Business Combination. During the nine months ended September 30, 2021, $8.5 million of securitization expenses were incurred. During the same period, $5.7 million of amortization of intangibles relating to the Business Combination was recognized.

Reverse Originations Segment
The following table summarizes our Reverse Originations segment’s results for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Net origination gains	$109,408	$203,944	$68,449	$48,251	$137,529
Fee income	1,022	1,976	524	366	1,478
Net interest expense	—	(9)	—	—	—

Total revenue	110,430	205,911	68,973	48,617	139,007

Total expenses	41,354	83,600	23,693	24,634	65,374
Other, net	221	325	34	—	—

NET INCOME BEFORE TAXES	$69,297	$122,636	$45,314	$23,983	$73,633

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

KEY METRICS
The following table provides a summary of some of our Reverse Originations segment’s key metrics (dollars in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Loan origination volume
Total loan origination volume - New originations - dollars (1)	$1,157,212	$2,170,535	$768,795	$626,706	$2,052,332
Total loan origination volume - Tails - dollars (2)	135,164	257,126	120,775	116,131	352,295

Total loan origination volume - dollars	$1,292,376	$2,427,661	$889,570	$742,837	$2,404,627
Total loan origination volume - units	3,382	6,640	2,864	2,347	7,104

Loan origination volume by channel (dollars) (3)
Retail	$195,797	$368,769	$127,679	$105,307	$278,997
TPO	961,415	1,801,766	641,116	521,399	1,773,335

Total loan origination volume by channel	$1,157,212	$2,170,535	$768,795	$626,706	$2,052,332

(1)	New loan origination volumes consist of initial reverse mortgage loan borrowing amounts.
(2)	Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees and other advances that we are able to subsequently pool into a security.
(3)
Loan origination volumes by channel consist of initial reverse mortgage loan borrowing amounts, exclusive of subsequent borrower draws, mortgage insurance premiums, service fees and other advances that we are able to subsequently pool into a security.

Revenue
In the table below is a summary of the components of our Reverse Originations segment’s total revenue for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Net origination gains
Retail	$30,061	$47,281	$16,913	$13,168	$28,887
TPO	144,049	285,435	99,678	72,768	220,305
Acquisition costs	(64,702)	(128,772)	(48,142)	(37,685)	(111,663)

Total net origination gains	109,408	203,944	68,449	48,251	137,529
Fee income	1,022	1,976	524	366	1,478
Net interest income	—	(9)	—	—	—

Total revenue	$110,430	$205,911	$68,973	$48,617	$139,007

For the three months ended September 30, 2021 (Successor) versus the three months ended September 30, 2020 (Predecessor)
Total revenue increased $61.8 million or 127.1% as a result of the following:

•
Net origination gains increased $61.2 million or 126.7% as a result of higher loan origination volume during the three months ended September 30, 2021 combined with increased margins on this origination volume. The higher origination volume is attributable to home price appreciation and improved interest rates on the HECM loan products leading to an increase in market size, more equity available to seniors, and increased refinance volumes in 2021. We originated $1,157.2 million of reverse mortgage loans for the three months ended September 30, 2021, an increase of 84.6%, compared to $626.7 million million for the comparable 2020 period. During the three months ended September 30, 2021, the weighted average margin on production was 9.45% compared to 7.70% in 2020, an increase of 22.7%.

For the nine months ended September 30, 2021 (Successor and Predecessor) versus the nine months ended September 30, 2020 (Predecessor)
Total revenue increased $135.9 million or 97.8% as a result of the following:

•
Net origination gains increased $134.9 million or 98.1% as a result of higher loan origination volume during the nine months ended September 30, 2021 combined with increased margins on this origination volume. The higher origination volume is attributable to home price appreciation and improved interest rates on the HECM loan products leading to an increase in market size, more equity available to seniors, and increased refinance volumes in 2021. We originated $2,939.3 million of reverse mortgage loans for the nine months ended September 30, 2021, an increase of 43.2%, compared to $2,052.3 million for the comparable 2020 period. During the nine months ended September 30, 2021, the weighted average margin on production was 8.21% compared to 6.70% in 2020, an increase of 37.2%.

Expenses
In the table below is a summary of the components of our Reverse Originations segment’s total expenses for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Salaries and bonuses	$18,761	$38,606	$11,692	$12,072	$32,368
Other salary related expenses	1,605	3,613	1,395	898	3,240

Total salaries, benefits and related expenses	20,366	42,219	13,087	12,970	35,608

Loan origination fees	2,120	4,881	3,258	3,587	9,323
Professional fees	2,444	5,120	2,079	2,711	4,933
Other general and administrative expenses	15,954	30,445	4,958	4,920	14,286

Total general and administrative expenses	20,518	40,446	10,295	11,218	28,542

Occupancy, equipment rentals and other office related expenses	470	935	311	446	1,224

Total expenses	$41,354	$83,600	$23,693	$24,634	$65,374

For the three months ended September 30, 2021 (Successor) versus the three months ended September 30, 2020 (Predecessor)
Total expenses increased $16.7 million or 67.9% as a result of the following:

•
Salaries, benefits and related expenses increased $7.4 million or 57.0% primarily due to an increase in average headcount and production related compensation to support the increased origination volume. Average headcount for the three months ended September 30, 2021 was 399 compared to 281 for the 2020 period. Additional on-going expenses of $1.2 million were recognized for the RSUs issued at the time of the Business Combination.

•
General and administrative expenses increased $9.3 million or 82.9% primarily due to amortization costs associated with intangible assets. During the three months ended September 30, 2021, $9.3 million of amortization of intangibles relating to the Business Combination was recognized.

For the nine months ended September 30, 2021 (Successor and Predecessor) versus the nine months ended September 30, 2020 (Predecessor)
Total expenses increased $41.9 million or 64.1% as a result of the following:

•
Salaries, benefits and related expenses increased $19.7 million or 55.3% primarily due to an increase in average headcount, production related compensation to support the increased origination volume, and share based compensation associated with the Business Combination. Average headcount for the nine months ended September 30, 2021 was 363 compared to 273 for the 2020 period. During the second quarter of 2021, one-time initial and accelerated Replacement and Earnout Right RSU expense of $4.0 million was recognized. Additional on-going expenses of $2.1 million were recognized for the RSUs issued at the time of the Business Combination.

•
General and administrative expenses increased $22.2 million or 77.8% primarily due to allocated costs and higher professional fees associated with the Business Combination. During the nine months ended September 30, 2021, $18.6 million of amortization of intangibles relating to the Business Combination was recognized.

Commercial Originations Segment
The following table summarizes our Commercial Originations segment’s results for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Net origination gains	$13,604	$24,425	$5,431	$1,357	$9,939
Fee income	14,252	26,376	8,930	3,369	14,555

Total revenue	27,856	50,801	14,361	4,726	24,494

Total expenses	21,678	41,727	13,391	7,064	29,506

Other, net	133	273	149	—	—

NET INCOME (LOSS) BEFORE TAXES	$6,311	$9,347	$1,119	$(2,338)	$(5,012)

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
KEY METRICS
The following table provides a summary of some of our Commercial Originations segment’s key metrics (dollars in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020

	Successor		Predecessor
Loan origination volume (dollars) (1)
Portfolio	$78,547	$148,574	$59,458	$9,244	$48,939
SRL	197,864	368,306	104,992	11,144	100,331
Fix & flip	112,312	208,366	90,018	68,049	225,765
New construction	15,376	33,014	3,422	—	93,454
Agricultural	43,216	89,525	83,013	1,450	79,947

Total loan origination volume	$447,315	$847,785	$340,903	$89,887	$548,436

Loan origination volume (units) (1)
Portfolio	99	173	71	12	34
SRL	1,082	2,041	643	75	618
Fix & flip	472	917	430	318	1,070
New construction	53	109	13	(1)	275
Agricultural	8	32	27	1	39

Total loan origination volume	1,714	3,272	1,184	405	2,036

(1)	Loan origination volume and units consist of approved total borrower commitments. These amounts include amounts available to our borrowers but have not yet been drawn upon.
Revenue
In the table below is a summary of the components of our Commercial Originations segment’s total revenue for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020

	Successor		Predecessor
Net origination gains	$13,604	$24,425	$5,431	$1,357	$9,939
Fee income	14,252	26,376	8,930	3,369	14,555

Total revenue	$27,856	$50,801	$14,361	$4,726	$24,494

For the three months ended September 30, 2021 (Successor) versus the three months ended September 30, 2020 (Predecessor)
Total revenue increased $23.1 million or 489.4% as result of:

•
Net origination gains increased by $12.2 million or 902.5%, primarily as a result of the increase in loan origination volume. We originated $447.3 million in commercial loans for the three months ended September 30, 2021 compared to $89.9 million during the comparable 2020 period. The three months ended September 30, 2020 saw the production ramp up for the commercial originations segment following the temporary deferment of production activity in Q2 2020 a result of the COVID-19 outbreak.

•	Fee income increased $10.9 million or 323.0% primarily as a result of a significant increase in loan origination volume during the three months ended September 30, 2021.
For the nine months ended September 30, 2021 (Successor and Predecessor) versus the nine months ended September 30, 2020 (Predecessor)
Total revenue increased $40.7 million or 166.0% as result of:

•
Net origination gains increased by $19.9 million or 200.4%, primarily as a result of the increase in loan origination volume. We originated $1,188.7 million in commercial loans for the nine months ended September 30, 2021 compared to $548.4 million during the comparable 2020 period. In March of 2020, there was a temporary deferment of commercial production and a decrease in capital markets demand for non-GSE or government loan products, which continued through the third quarter, due to the COVID-19 outbreak.

•	Fee income increased $20.8 million or 142.6% primarily as a result of a 116.7% increase in loan origination volume during the nine months ended September 30, 2021.

Expenses
In the table below is a summary of the components of our Commercial Originations segment’s total expenses for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020

	Successor		Predecessor
Salaries	$7,693	$15,336	$4,769	$1,914	$9,018
Commissions and bonus	3,577	6,458	2,092	1,227	4,918
Other salary related expenses	1,064	2,044	797	424	1,823

Total salaries, benefits and related expenses	12,334	23,838	7,658	3,565	15,759

Loan origination fees	5,216	10,155	3,140	2,306	7,618
Professional fees	1,148	2,480	891	683	3,097
Other general and administrative expenses	2,636	4,607	1,164	430	2,620

Total general and administrative expenses	9,000	17,242	5,195	3,419	13,335

Occupancy, equipment rentals and other office related expenses	344	647	538	80	412

Total expenses	$21,678	$41,727	$13,391	$7,064	$29,506

For the three months from three months ended September 30, 2021 (Successor) versus the three months ended September 30, 2020 (Predecessor)
Total expenses increased $14.6 million or 206.9% primarily as a result of:

•
Salaries, benefits and related expenses increased $8.8 million or 246.0% primarily due to the increase in average headcount and production related compensation to support the increased origination volume and allocation of share based compensation associated with the Business Combination. Average headcount for the three months ended September 30, 2021 was 261 compared to 112 for the 2020 period. During the three months ended September 30, 2021, additional on-going expenses of $0.4 million were recognized for the RSUs issued at the time of the Business Combination.

•
General and administrative expenses increased $5.6 million or 163.2% primarily due to the increase in loan origination fees and allocated costs associated with the Business Combination. Loan origination volume increased 397.6% during the three months ended September 30, 2021 compared to the comparable 2020 period. During the three months ended September 30, 2021, $0.5 million of amortization of intangibles relating to the Business Combination was recognized.

For the nine months ended September 30, 2021 (Successor and Predecessor) versus the nine months ended September 30, 2020 (Predecessor)
Total expenses increased $25.6 million or 86.8% as a result of:

•
Salaries, benefits and related expenses increased $15.7 million or 99.9% primarily due to the increase in average headcount and production related compensation to support the increased origination volume and allocation of share based compensation associated with the Business Combination. Average headcount for the nine months ended September 30, 2021 was 219 compared to 130 for the 2020 period. During the second quarter of 2021, one-time initial and accelerated Replacement and Earnout Right RSU expense of $1.4 million was recognized. Additional on-going expenses of $0.8 million were recognized for the RSUs issued at the time of the Business Combination.

•
General and administrative expenses increased $9.1 million or 68.3% primarily due to the increase in loan origination fees and allocated costs associated with the Business Combination. Loan origination volume increased 116.7% during the nine months ended September 30, 2021 compared to the comparable 2020 period. During the nine months ended September 30, 2021, $1.0 million of amortization of intangibles relating to the Business Combination was recognized.

Lender Services Segment
The following table summarizes our Lender Services segment’s results for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020

	Successor		Predecessor
Fee income	$87,592	$168,722	$76,383	$53,249	$138,819
Net interest expense	(77)	(92)	(36)	(48)	(81)

Total revenue	87,515	168,630	76,347	53,201	138,738

Total expenses	78,688	151,962	62,970	45,304	123,453
Other, net	22	105	2	—	—

NET INCOME BEFORE TAXES	$8,849	$16,773	$13,379	$7,897	$15,285

KEY METRICS
The following table provides a summary of some of our Lender Services segment’s key metrics:

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020

	Successor		Predecessor
Incenter title agent orders	59,429	114,864	54,960	45,102	122,331
Incenter title agent closings	48,694	92,252	46,991	30,228	78,088
Total appraisals	12,600	22,951	7,427	6,033	15,767
Title insurance underwriter policies	57,185	113,366	48,814	24,050	53,509
FTE count for fulfillment revenue	986	986	858	41	756
Total MSR valuations performed	137	274	124	135	391

Revenue
In the table below is a summary of the components of our Lender Services segment’s total revenue for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020

	Successor		Predecessor
Title agent and closing services	$24,988	$58,866	$31,750	$24,797	$68,727
Insurance underwriting services	42,717	77,629	33,322	17,768	40,943
Student and consumer loan origination services	3,512	5,012	2,012	3,616	9,316
Fulfillment services	7,337	14,160	6,779	4,492	12,030
MSR trade brokerage, valuation and other services	8,306	12,156	2,462	2,562	7,747
Other income	732	899	58	14	56
Net interest expense	(77)	(92)	(36)	(48)	(81)

Total revenue	$87,515	$168,630	$76,347	$53,201	$138,738

For three months ended September 30, 2021 (Successor) versus the three months ended September 30, 2020 (Predecessor)
Total revenue increased $34.3 million or 64.5% as a result of the following:

•
For the three months ended September 30, 2021, we acted as title agent on 48,694 loan closings, compared to 30,228 loan closings for the comparable 2020 period, an increase of 61.1%. We underwrote 57,185 policies during the three months ended September 30, 2021, compared to 24,050 underwritten policies for the comparable 2020 period, an increase of 137.8%. These increases were primarily the result of continued strong refinance volumes and client acquisition.

For the nine months ended September 30, 2021 (Successor and Predecessor) versus the nine months ended September 30, 2020 (Predecessor)
Total revenue increased $106.2 million or 76.6% as a result of the following:

•
For the nine months ended September 30, 2021, we acted as title agent on 139,243 loan closings, compared to 78,088 loan closings for the 2020 period, an increase of 78.3%. We underwrote 162,180 policies during the nine months ended September 30, 2021, compared to 53,509 underwritten policies for the 2020 period, an increase of 203.1%. These increases were primarily the result of continued strong refinance volumes and client acquisition.

Expenses
In the table below is a summary of the components of our Lender Services segment’s total expenses for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020

	Successor		Predecessor
Salaries	$18,129	$36,480	$16,715	$10,099	$29,830
Commissions and bonus	9,755	18,445	7,045	8,017	18,570
Other salary related expenses	5,183	11,445	4,001	2,805	8,200

Total salaries, benefits and related expenses	33,067	66,370	27,761	20,921	56,600

Title and closing	31,358	56,548	25,062	15,835	44,512
Communication and data processing	3,760	6,885	2,960	2,949	7,361
Fair value change in deferred purchase price liability	238	1,988	—	87	250
Other general and administrative expenses	9,060	17,951	6,040	4,492	12,083

Total general and administrative expenses	44,416	83,372	34,062	23,363	64,206

Occupancy, equipment rentals and other office related expenses	1,205	2,220	1,147	1,020	2,647

Total expenses	$78,688	$151,962	$62,970	$45,304	$123,453

For three months ended September 30, 2021 (Successor) versus the three months ended September 30, 2020 (Predecessor)
Total expenses increased $33.4 million or 73.7% as a result of the following:

•
Salaries, benefits and related expenses increased $12.1 million or 58.1%, primarily due to the staffing required to support the 137.8% increase in title insurance underwriting policies and 61.1% increase in title agent closings. Commissions and bonus expense increased $1.7 million in conjunction with the increase in revenue. During the three months ended September 30, 2021, additional on-going expenses for the RSUs of $0.9 million were recognized for the RSUs issued at the time of the Business Combination.

•
General and administrative expenses increased $21.1 million or 90.1% primarily due to higher title and closing expenses incurred associated with the 137.8% increase in title insurance underwriting policies volume and 61.1% increase in title agent closing volume. During the three months ended September 30, 2021, $1.7 million of amortization of intangibles relating to the Business Combination was recognized.

For the nine months ended September 30, 2021 (Successor and Predecessor) versus the nine months ended September 30, 2020 (Predecessor)
Total expenses increased $91.5 million or 74.1% as a result of the following:

•
Salaries, benefits and related expenses increased $37.5 million or 66.3%, primarily due to the staffing required to support the 203.1% increase in title insurance underwriting policies and 78.3% increase in title agent closings. Commissions and bonus expense increased $6.9 million in conjunction with the increase in revenue. During the second quarter of 2021, one-time initial and accelerated Replacement and Earnout Right RSU expense of $3.2 million was recognized. Additional on-going expenses of $1.9 million were recognized for the RSUs issued at the time of the Business Combination.

•
General and administrative expenses increased $53.2 million or 82.9% primarily due to higher title and closing expenses incurred associated with the 203.1% increase in title insurance underwriting policies volume and 78.3% increase in title agent closing volume. During the nine months ended September 30, 2021, $2.9 million of amortization of intangibles relating to the Business Combination were recognized.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment results for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Gain on sale and other income from mortgage loans held for sale, net	$13,664	$21,412	$5,065	$706	$6,323
Net fair value (losses) gains	(448)	10,776	2,750	46,261	72,142
Net interest expense	(17,799)	(33,650)	(14,816)	(15,999)	(60,480)
Fee income	14,937	18,514	36,191	10,965	13,357

Total revenue	10,354	17,052	29,190	41,933	31,342

Total expenses	30,068	63,325	24,406	22,989	61,735

Other, net	252	8	895	—	—

NET (LOSS) INCOME BEFORE TAXES	$(19,462)	$(46,265)	$5,679	$18,944	$(30,393)

Our Portfolio Management segment generates its revenues primarily from the sale and securitization of residential mortgages into the secondary market, fair value gains and losses on loans and MSRs that we hold to maturity, and mortgage advisory fees earned on various investment and capital markets services we provide to our internal and external customers. The fair value gains and losses include the yield we recognize on the contractual interest income that is expected to be collected based on the stated interest rates of the loans and related liabilities, and any contractual service fees earned while servicing these assets.
Net fair value gains and losses in our Portfolio Management segment includes fair value adjustments related to the following assets and liabilities:

•	Loans held for investment, subject to HMBS liabilities, at fair value

•	Loans held for investment, subject to nonrecourse debt, at fair value

•	Loans held for investment, at fair value

•	Loans held for sale, at fair value (1)

•	HMBS liabilities, at fair value; and

•	Nonrecourse debt, at fair value.

(1)	Net fair value gains and losses in our Portfolio Management segment for loans held for sale only include fair value adjustments related to loans originated in the Commercial Originations segment.

KEY METRICS
The following table provides a trend in the assets and liabilities under management by our Portfolio Management segment (in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Cash and cash equivalents	$45,401	$47,024
Restricted cash	$322,887	$303,925
Reverse mortgage loans held for investment, subject to HMBS liabilities, at fair value	10,347,459	9,929,163
Mortgage loans held for investment, subject to nonrecourse debt, at fair value	5,939,651	5,396,167
Mortgage loans held for investment, at fair value	1,077,670	730,821
Mortgage servicing rights, at fair value	340,949	180,684
Other assets, net	185,898	165,810

Total long-term investment assets	18,259,915	16,753,594

Mortgage loans held for sale, at fair value	142,906	142,226

Total earning assets	18,402,821	16,895,820

HMBS related obligations, at fair value	10,216,310	$9,788,668
Nonrecourse debt, at fair value	5,831,083	5,271,842
Other financing lines of credit	1,508,916	1,010,669
Payables and other liabilities	66,698	96,762

Total financing of portfolio	17,623,007	16,167,941

Net equity in earning assets	$779,814	$727,879

The following table provides a summary of some of our Portfolio Management segment’s key metrics (dollars in thousands):

	September 30, 2021	December 31, 2020
	Successor	Predecessor
Mortgage Servicing Rights Portfolio
Loan count	103,422	69,301
Ending unpaid principal balance (“UPB”)	$33,301,683	$22,269,362
Average unpaid principal balance	$322	$321
Weighted average coupon	3.02%	3.15%
Weighted average age (in months)	9	4
Weighted average FICO credit score	758	760
90+ day delinquency rate	0.1%	0.1%
Total prepayment speed	9.5%	12.1%

Reverse Mortgages
Loan count	59,556	58,230
Active UPB	$14,352,606	$13,355,570
Due and payable	279,268	484,233
Foreclosure	689,749	348,768
Claims pending	65,352	76,346

Ending unpaid principal balance	$15,386,975	$14,264,917
Average unpaid principal balance	$258	$245
Weighted average coupon	3.94%	4.30%
Weighted average age (in months)	44	44
Percentage in foreclosure	4.5%	2.4%

Commercial (SRL/Portfolio/Fix & Flip)
Loan count	2,147	1,993
Ending unpaid principal balance	$453,372	$493,817
Average unpaid principal balance	$211	$248
Weighted average coupon	7.52%	8.50%
Weighted average loan age (in months)	9	12
SRL conditional prepayment rate	1.9%	2.9%
SRL non-performing (60+ DPD)	1.4%	2.2%
F&F single month mortality	8.5%	8.8%
F&F non-performing (60+ DPD)	14.9%	6.5%

Agricultural Loans
Loan count	72	42
Ending unpaid principal balance	$186,177	$69,127
Average unpaid principal balance	$2,586	$1,646
Weighted average coupon	7.34%	7.70%
Weighted average loan age (in months)	7	5
Conditional prepayment rate	1.0%	1.0%

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Investment and Capital Markets
Number of structured deals	4	7	1	2	8
Structured deals (size in notes)	$1,443,121	$2,575,653	$571,448	$954,884	$2,715,236

Number of whole loan trades	11	21	8	1	3
UPB of whole loan trades	$294,898	$512,966	$195,929	$44,704	$168,869
Revenue
In the table below is a summary of the components of our Portfolio Management segment’s total revenue for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
REVENUE
Gain on sale and other income from mortgage loans held for sale, net	$13,664	$21,412	$5,065	$706	$6,323
Net fair value gains:
Interest income	152,641	300,587	149,875	171,731	532,725
Interest expense (nonrecourse)	(109,766)	(221,107)	(114,910)	(126,426)	(388,904)
Net fair value (losses) gains on portfolio assets	(43,323)	(68,704)	(32,215)	956	(71,679)

Total net fair value (losses) gains	(448)	10,776	2,750	46,261	72,142

Net interest expense	(17,799)	(33,650)	(14,816)	(15,999)	(60,480)

Fee income:
Servicing income (MSR)	6,060	6,360	33,698	8,060	9,846
Underwriting, advisory and valuation fees	5,127	7,028	997	—	180
Asset management fees	—	—	9	366	1,319
Other fees	3,750	5,126	1,487	2,539	2,012

Total fee income	14,937	18,514	36,191	10,965	13,357

Total revenue	$10,354	$17,052	$29,190	$41,933	$31,342

Principally, all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on mortgage loans and related obligations in the Consolidated Statements of Operations. However, for certain of our outstanding financing lines of credit, we have not elected the fair value option. Accordingly, interest expense is presented separately on our Consolidated Statements of Operations. Further, interest income on collateralized loans may be reflected in net fair value gains on mortgage loans and related obligations on the Consolidated Statements of Operations, while the associated interest expense on the pledged loans will be included as a component of net interest expense. We evaluate net interest margin (“NIM”) for our outstanding investments through an evaluation of all components of interest income and interest expense.

The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Interest income on commercial and reverse loans	$152,641	$300,585	$149,875	$171,244	$532,725
Interest expense on HMBS and nonrecourse obligations	(109,766)	(221,107)	(114,910)	(126,426)	(388,904)

Net interest margin included in net fair value gains and losses on mortgage loans (1)	42,875	79,478	34,965	44,818	143,821

Interest income on mortgage loans held for sale	296	483	138	136	619
Interest expense on warehouse lines of credit	(18,178)	(34,216)	(14,954)	(15,636)	(60,604)
Other interest income (expense)	83	83	—	(499)	(495)

Net interest expense	(17,799)	(33,650)	(14,816)	(15,999)	(60,480)

NET INTEREST MARGIN	$25,076	$45,828	$20,149	$28,819	$83,341

(1)
Net interest margin included in net fair value gains and losses on mortgage loans includes interest income and expense on all commercial and reverse loans and their related nonrecourse obligations. Interest income on mortgage loans and warehouse lines of credit are classified in net interest expense. See Note 2 - Summary of Significant Accounting Policies within the interim unaudited consolidated financial statements for additional information on the Company’s accounting related to commercial and reverse mortgage loans.

Certain of our financial instruments are valued using a combination of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments is recorded as a gain or loss in net fair value gains on mortgage loans and related obligations on the Consolidated Statements of Operations.
For the three months ended September 30, 2021 (Successor) versus the three months ended September 30, 2020 (Predecessor)
Total revenue decreased $31.6 million or 75.3% as a result of the following:

•
Interest income decreased $19.1 million due to competitive pressure on margins in 2021 resulting in a decrease in weighted average coupon on our portfolio of loans for the three months ended September 30, 2021 compared to the comparable 2020 period.

•
Interest expense on nonrecourse debt decreased $16.7 million due to issuances of nonrecourse debt in a favorable interest rate environment during the three months ended September 30, 2021 and retirement of nonrecourse debt issued in prior periods.

•
Net fair value losses on portfolio assets increased $44.3 million primarily due to fair value adjustments related predominantly to increases in modeled prepayment speeds on securitized mortgage assets and MSR.

•	Fee income increased $4.0 million primarily due to increases in underwriting, advisory and valuation fees, offset slightly by decreases in servicing fee income.

For the nine months ended September 30, 2021 (Successor and Predecessor) versus the nine months ended September 30, 2020 (Predecessor)
Total revenue increased $14.9 million or 47.5% as a result of the following:

•
Interest income decreased $82.3 million due to competitive pressure on margins in 2021 resulting in a decrease in weighted average coupon on our portfolio of loans for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

•
Interest expense on nonrecourse debt decreased $52.9 million due to issuances of nonrecourse debt in a favorable interest rate environment during the nine months ended September 30, 2021 and retirement of nonrecourse debt issued in prior periods.

•	Net interest expense on our warehouse lines decreased $12.0 million due primarily to a lower average cost of funds on our financing lines of credit.

•
Net fair value losses on portfolio assets increased $29.2 million primarily due to the growth of the assets held and the recognized amortization for the nine months ended September 30, 2021 compared to the comparable 2020 period.

•	Fee income increased $41.3 million primarily related to the increase in servicing fee income for the nine months ended September 30, 2021 compared to the comparable 2020 period.
Expenses
In the table below is a summary of the components of our Portfolio Management segment’s total expenses for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Salaries and bonuses	$9,080	$24,621	$5,650	$6,043	$15,835
Other salary related expenses	380	827	497	917	1,613

Total salaries, benefits and related expenses	9,460	25,448	6,147	6,960	17,448

Securitization expenses	9,877	14,610	4,459	5,242	13,592
Servicing related expenses	9,093	17,918	8,651	6,723	19,143
Other general and administrative expenses	1,441	5,026	4,887	3,918	11,092

Total general and administrative expenses	20,411	37,554	17,997	15,883	43,827

Occupancy and equipment rentals	197	323	262	146	460

Total expenses	$30,068	$63,325	$24,406	$22,989	$61,735

For three months ended September 30, 2021 (Successor) versus the three months ended September 30, 2020 (Predecessor)
Total expenses increased $7.1 million or 30.8% as a result of the following:

•
Salaries, benefits and related expenses increased $2.5 million or 36.0%, primarily due to increase in bonus compensation. Additional on-going expenses of $0.9 million were recognized for the RSUs issued at the time of the Business Combination.

•
General and administrative expenses increased $4.5 million or 28.5% primarily due to increased loan portfolio expenses related to the increase in subservicing expense on the retained MSR portfolio, which are included in servicing related expenses above, along with increases in fees related to the securitization of assets into nonrecourse securitizations, slightly offset by a decrease in other general and administrative expenses.

For the nine months ended September 30, 2021 (Successor and Predecessor) versus the nine months ended September 30, 2020 (Predecessor)
Total expenses increased $26.0 million or 42.1% as a result of the following:

•
Salaries, benefits and related expenses increased $14.1 million or 81.1%, primarily due to allocated costs associated with the Business Combination and an increase in bonus compensation. During the second quarter of 2021, one-time initial and accelerated Replacement and Earnout Right RSU expense of $7.2 million was recognized. Additional on-going expenses of $1.9 million were recognized for the RSUs issued at the time of the Business Combination.

•
General and administrative expenses increased $11.7 million or 26.8% primarily due to increased loan portfolio expenses related to the increase in subservicing expense on the retained MSR portfolio, which are included in servicing related expenses above, along with increases in fees related to the securitization of assets into nonrecourse securitizations, slightly offset by a decrease in other general and administrative expenses.

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
The following table summarizes our Corporate and Other segment’s results for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Fee income	$—	$—	$—	$2,471	$2,514
Net interest expense	(6,720)	(13,287)	(7,744)	(385)	(4,605)

Total interest and other expense	(6,720)	(13,287)	(7,744)	2,086	(2,091)

Total expenses	28,672	64,669	18,683	9,615	32,837

Other, net	10,205	8,019	(9,464)	(2,470)	(2,514)

NET LOSS	$(25,187)	$(69,937)	$(35,891)	$(9,999)	$(37,442)

In the table below is a summary of the components of our Corporate and Other segment’s total expenses for the periods indicated (in thousands):

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Salaries and bonuses	$35,944	$82,973	$22,779	$16,566	$44,022
Other salary related expenses	3,379	5,611	3,306	1,196	3,011
Shared services - payroll allocations	(19,520)	(43,954)	(18,657)	(15,867)	(29,356)

Total salaries, benefits and related expenses	19,803	44,630	7,428	1,895	17,677

Communication and data processing	4,368	8,208	3,015	1,300	4,141
Professional fees	488	8,905	10,334	8,515	15,440
Other general and administrative expenses	8,141	11,621	1,481	873	3,317
Shared services - general and administrative allocations	(5,404)	(10,669)	(3,694)	(3,402)	(9,080)

Total general and administrative expenses	7,593	18,065	11,136	7,286	13,818

Occupancy, equipment rentals and other office related expenses	1,276	1,974	119	434	1,342

Total expenses	$28,672	$64,669	$18,683	$9,615	$32,837

For the three months ended September 30, 2021 (Successor) versus the three months ended September 30, 2020 (Predecessor)
Net loss increased $15.2 million or 151.9% as a result of the following:

•	Total interest and other expense increased $8.8 million or 422.1% primarily as a result of interest expense related to the senior unsecured notes issued in November 2020.

•
Salaries, benefits, and related expenses, net of allocations, increased $17.9 million or 945.0% primarily due to an increase in average headcount, bonus compensation, and cost allocations related to the Business Combination, offset partially by an increase in shared services allocations. Average headcount for the three months ended September 30, 2021 was 470 compared to 289 for the comparable 2020 period. During the three months ended September 30, 2021, additional on-going expenses of $6.0 million were recognized for the RSUs issued at the time of the Business Combination. These increases were partially offset by an increase in allocations, as a portion of the Business Combination expenses were allocated to each segment.

For the nine months ended September 30, 2021 (Successor and Predecessor) versus the nine months ended September 30, 2020 (Predecessor)
Net loss increased $68.4 million or 182.6% as a result of the following:

•	Total interest and other expense increased $18.9 million or 905.8% as a result of interest expense related to the senior unsecured notes issued in November 2020.

•
Salaries, benefits, and related expenses, net of allocations, increased $34.4 million or 194.5% primarily due to an increase in average headcount, bonus compensation and cost allocations related to the Business Combination. Average headcount for the nine months ended September 30, 2021 was 413 compared to 274 for the 2020 period. During the second quarter of 2021, one-time initial and accelerated Replacement and Earnout Right RSU expense of $15.3 million was recognized. Additional on-going expenses of $9.2 million were recognized for the RSUs issued at the time of the Business Combination. These increases were partially offset by an increase in allocations, as a portion of the Business Combination expenses were allocated to each segment.

•
General and administrative expenses, net of shared services allocations, increased $15.4 million or 111.3% due to an increase in communications and data processing, higher professional fees, including legal and accounting advisory fees, related to the Business Combination, offset slightly by an increase in shared services allocations.

NON-GAAP FINANCIAL MEASURES
The Company’s management evaluates performance of the Company through the use of certain non-GAAP financial measures, including Adjusted Net Income, Adjusted EBITDA, Adjusted Diluted Earnings per Share and Tangible Book Equity per Diluted Share.
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
Adjusted Net Income
We define Adjusted Net Income as consolidated net income adjusted for:

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
Adjusted EBITDA
We define Adjusted EBITDA as net income adjusted for:

1.	Taxes

2.	Interest on non-funding debt

3.	Depreciation

4.	Change in fair value of loans and securities held for investment due to assumption changes

5.	Amortization and other impairments of intangible assets

6.	Equity based compensation

7.	Change in fair value of deferred purchase price obligations (including earnouts and TRA obligations), warrant liability and minority investments

8.	Certain non-recurring costs
We evaluate the performance of our company and segments through the use of Adjusted EBITDA as a non-GAAP measure. Management considers Adjusted EBITDA important in evaluating our business segments and the Company as a whole. Adjusted EBITDA is a supplemental metric utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business and our operating segments. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of this measure and term may vary from other companies in our industry.
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

The following table provides a reconciliation of net income to Adjusted Net Income and Adjusted EBITDA (in thousands, except for share data):
Reconciliation to GAAP

	For the three months ended September 30, 2021	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Successor		Predecessor
Reconciliation of Net income to Adjusted Net Income and Adjusted EBITDA
Net income	$50,110	$35,286	$124,320	$241,611	$345,490
Adjustments for:
Change in fair value of loans and securities held for investment due to assumption changes (1)	28,760	48,803	2,042	(16,753)	53,908
Amortization and impairment of intangibles	13,457	26,914	629	601	1,889
Change in fair value of deferred purchase price liabilities (2)	1,273	3,893	30	(258)	(111)
Change in fair value of warrant liability	(9,919)	(8,627)	—	—	—
Equity based compensation	10,626	21,268	—	—	—
Change in fair value of minority investments (3)	(401)	(274)	9,464	—	—
Certain non-recurring costs (4)	2,602	46,080	6,719	7,893	12,547
Tax effect on net income attributable to noncontrolling interest (5)(6)	(7,257)	(2,984)	(31,482)	(62,221)	(88,663)
Tax effect of adjustments attributable to noncontrolling interest (5)	(10,585)	(29,113)	(4,910)	2,214	(17,741)
Tax effect of adjustments attributable to controlling interest (5)	(4,057)	(9,360)	N/A	N/A	N/A

Adjusted Net Income	$74,609	$131,886	$106,812	$173,087	$307,319

Effective income taxes	26,339	46,983	37,529	60,815	107,978
Depreciation	2,519	4,800	2,163	1,776	5,342
Interest expense on non-funding debt	6,842	13,536	7,706	7	3,515

Adjusted EBITDA	$110,309	$197,205	$154,210	$235,685	$424,154

GAAP PER SHARE MEASURES
Net income attributable to controlling interest	$21,384	$23,649	N/A	N/A	N/A
Weighted average shares outstanding	59,861,171	59,871,386	N/A	N/A	N/A
Basic earnings per share	0.36	0.39	N/A	N/A	N/A
If-converted method net income	$42,861	$33,125	$119,859	$246,288	$367,373
Weighted average diluted shares	191,161,431	191,180,610	191,200,000	191,200,000	191,200,000
Diluted earnings per share	$0.22	$0.17	$0.63	$1.29	$1.92

NON-GAAP PER SHARE MEASURES
Adjusted Net Income	$74,609	$131,886	$106,812	$173,087	$307,319
Weighted average diluted shares	191,161,431	191,180,610	191,200,000	191,200,000	191,200,000
Adjusted Diluted Earnings per Share	$0.39	$0.69	$0.56	$0.91	$1.61

Book equity	$2,432,174	$2,432,174	$844,386	$1,014,007	$1,014,007
Ending diluted shares	189,425,808	189,425,808	191,200,000	191,200,000	191,200,000
Book Equity per Diluted Share	$12.84	$12.84	$4.42	$5.30	$5.30

(1)
Change in Fair Value of Loans and Securities Held for Investment due to Assumption Changes -
This adjustment relates to changes in the significant market or model input components of the fair value for loans and securities which are held for investment, net of related liabilities. We include an adjustment for the significant market or model input components of the change in fair value because, while based on real observable and/or predicted changes in drivers of the valuation of assets, they may be mismatched in any given period with the actual change in the underlying economics or when they will be realized in actual cash flows. We do not record this change as a separate component in our financial records, but have generated this information based on modeling and certain assumptions. Changes in Fair Value of Loans and Securities Held for Investment due to Assumption Changes includes changes in fair value for the following mortgage servicing rights, loans held for investment, and related liabilities:

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

(3)
Change in Fair Value of Minority Investments
- The adjustment to minority equity investments and debt investments is based on the change in fair value, which is an item that management believes should be excluded when discussing our ongoing and future operations. Although the change in fair value of minority equity investments and debt investments is a recurring part of our business, we believe the adjustment is appropriate as the fair value fluctuations from period to period make it difficult to analyze core-operating trends.

(4)
Certain non-recurring costs relate to various one-time expenses and adjustments that management believes should be excluded as these do not relate to a recurring part of the core business operations. These items include certain one-time charges including estimated settlements for legal and regulatory matters, acquisition related expenses, share based compensation associated with the Business Combination, and other one-time charges. The Successor period of April 1, 2021 to September 30, 2021 include $38.6 million of non-recurring share based compensation primarily resulting from the immediate vesting portion of the Replacement RSU awards.

(5)
We applied a 26% effective tax rate to pre-tax income and adjustments (excluding change in fair value of warrant liability, which is a permanent book/tax difference) for the respective period to determine the tax effect of net income (loss) and adjustments attributable to the noncontrolling interests and adjustments.

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
Tax Receivable Agreements
In connection with the Business Combination, concurrently with the Closing, the Company entered into Tax Receivable Agreements (“TRA”) with certain owners of FoA Equity prior to the Business Combination (the “TRA Parties”). The TRAs generally provide for the payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of units in connection with or following the Business Combination and certain distributions with respect to units, (ii) the Company’s utilization of certain tax attributes attributable to Blackstone Tactical Opportunities Associates - NQ L.L.C., a Delaware limited partnership, shareholders (“Blocker GP”), and (iii) certain other tax benefits related to entering into the TRAs, including tax benefits attributable to making payments under the TRAs. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state and local tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the TRAs, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits.
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

The Company records obligations under the TRAs resulting from exchanges subsequent to the Business Combination, as they occur, at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in capital.

As of September 30, 2021, the Company had a liability of $35.1 million related to its projected obligations under the TRA, which is included in deferred purchase price liabilities within payables and other liabilities on the Consolidated Statements of Financial Condition.
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
Cash Flows
As a result of the Business Combination, certain compensation expenses were considered to have been incurred “on the line”. These “on the line” expenses resulted in a decrease in cash on the opening balance sheet as of April 1, 2021 when compared to the ending balance as of March 31, 2021. For the Successor period from April 1, 2021 to September 30, 2021, the beginning cash balance reflects the decrease in cash due to these expenses and, as such, these expenses have been appropriately excluded from the reconciliation to the ending cash balance.
The following table presents net cash provided by operating activities, investing activities and financing activities for the period from April 1, 2021 to September 30, 2021 (Successor), January 1, 2021 to March 31, 2021 (Predecessor), and for the nine months ended September 30, 2020 (Predecessor):

	April 1, 2021 to September 30, 2021	January 1, 2021 to March 31, 2021	For the nine months ended September 30, 2020
	Successor	Predecessor
Net cash (used in) provided by operating activities	(72,613)	118,043	(376,772)
Net cash used in investing activities	(710,072)	(312,047)	(995,201)
Net cash provided by financing activities	672,835	307,695	1,503,052
Our cash decreased $109.9 million for the six months from April 1, 2021 to September 30, 2021 (Successor), increased $113.7 million for the three months from January 1, 2021 to March 31, 2021 and increased $131.1 million for the nine months ended September 30, 2020 (Predecessor). The decrease in cash flows for the nine months ended September 30, 2021 (Successor and Predecessor) period was primarily driven by Business Combination related expenses, payments on our outstanding HMBS liabilities, net of new HMBS issuances, and purchases and originations of mortgage loans held for investment, net of proceeds and payments received on mortgage loans held for investment. These cash outflows were partially offset by proceeds on sales of mortgage loans held for sale, net of origination activity and net proceeds from other financing lines of credit.
Operating Cash Flow
Net cash (used in) provided by operating activities totaled $(72.6) million for the six months from April 1, 2021 to September 30, 2021 (Successor), $118.0 million for the three months from January 1, 2021 to March 31, 2021 and $(376.8) million for the nine months ended September 30, 2020 (Predecessor).

Cash flows from operating activities improved $422.1 million for the nine months ended September 30, 2021 (Successor and Predecessor) compared to the nine months ended September 30, 2020 (Predecessor). The improvement was primarily attributable to higher proceeds from sale of mortgage loans held for sale, net of cash used for originations. Proceeds from the sale of mortgage loans held for sale were $22,727.7 million and $19,473.9 million during the nine months ended September 30, 2021 (Successor and Predecessor) and for the nine months ended September 30, 2020 (Predecessor), respectively. Cash used for originations of residential mortgage loans was $22,715.6 million and $20,256.7 million as of the nine months ended September 30, 2021 (Successor and Predecessor) and for the nine months ended September 30, 2020 (Predecessor), respectively.
Investing Cash Flow
Net cash used in investing activities totaled $710.1 million for the six months from April 1, 2021 to September 30, 2021 (Successor), $312.0 million for the three months from January 1, 2021 to March 31, 2021 and $995.2 million for the nine months ended September 30, 2020 (Predecessor).
The increase of $26.8 million in cash used in our investing activities during the nine months ended September 30, 2021 (Successor and Predecessor), compared to the nine months ended September 30, 2020 (Predecessor), was primarily attributable to lower proceeds from the sale of debt securities and higher investments in acquisitions, offset partially by lower purchases/advances net of proceeds/payments on loans held for investment. We originated $3,317.2 million and $2,404.6 million of reverse mortgage loans for the nine months ended September 30, 2021 (Successor and Predecessor) and for the nine months ended September 30, 2020 (Predecessor), respectively. These amounts were partially offset by higher proceeds and payments received on mortgage loans held for investment and mortgage loans held for investment, subject to nonrecourse debt. Reverse mortgage loans originated consist of initial reverse mortgage loan borrowing amounts, and additional participations and accretions of reverse mortgage loans, including subsequent borrower draws, mortgage insurance premiums, service fees and other advances that we are able to subsequently pool into a security.
Financing Cash Flow
Net cash provided by financing activities totaled $672.8 million for the six months from April 1, 2021 to September 30, 2021 (Successor), $307.7 million for the three months from January 1, 2021 to March 31, 2021 and $1,503.1 million for the nine months ended September 30, 2020 (Predecessor).
The decrease of $522.5 million in cash provided by our financing activities during the nine months ended September 30, 2021 (Successor and Predecessor) compared to the nine months ended September 30, 2020 (Predecessor) period was primarily driven by a $513.6 million decrease in proceeds from issuance, net of payments on nonrecourse debt, including HMBS obligations. In addition, proceeds net of payments on other lines of credit and notes payable of $266.7 million were mostly offset by net distributions and redemption of the CRNCI in the amount of $275.6 million.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratio requirements, and profitability requirements. These covenants are measured at our operating subsidiaries. As a result of impacts from the Business Combination, FAM was not in compliance with the lender adjusted tangible net worth quarterly and two-consecutive quarter requirements by FNMA as detailed below. The Company received a waiver for the covenant violations from FNMA. As of September 30, 2021, the Company had obtained waivers for these covenant violations and was in compliance with all other financial covenants.
Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio and liquidity requirements established by the Federal Housing Finance Agency (“FHA”) for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to our operating subsidiaries, FAM and FAR, which are licensed sellers/servicers of the respective GSEs. As of September 30, 2021, we were in compliance with or had received waivers for all of our seller/servicer financial requirements for FHA and Ginnie Mae. For additional information see Note 25 - Liquidity and Capital Requirements within the interim unaudited consolidated financial statements.

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
Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of September 30, 2021, our debt obligations were approximately $16.4 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.

Warehouse Lines of Credit
Mortgage facilities
As of September 30, 2021, our Mortgage Originations segment had $3.6 billion in warehouse lines of credit collateralized by first lien mortgages with $1.8 billion aggregate principal amount drawn through 14 funding facility arrangements with 13 active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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
The following table presents additional information about our Mortgage Originations segment’s warehouse facilities as of September 30, 2021 (in thousands):

Mortgage Warehouse Facilities	Maturity Date	Total Capacity	September 30, 2021
Committed	October 2021 - August 2022	$975,000	$694,765
Uncommitted	October 2021 - March 2022	2,600,000	1,088,778

Total mortgage warehouse facilities		$3,575,000	$1,783,543

Reverse mortgage facilities
As of September 30, 2021, our Reverse Originations segment had $1.2 billion in warehouse lines of credit collateralized by first lien mortgages with $0.6 billion million aggregate principal amount drawn through 7 funding facility arrangements with 7 active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these warehouse lines of credit, we generally must transfer and pledge eligible loans, and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2021 through 2022. Under our facilities, we generally transfer the loans at a haircut which serves as the primary credit enhancement for the lender. Since the advances to us are generally for less than the acquisition cost of the loans, we are required to use working capital to fund the remaining portion of the funding required for the loan. The amount of the advance that is provided under the various facilities ranges from 90 to 104% of the market value or principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is LIBOR plus applicable margin.

The following table presents additional information about our Reverse Origination segment’s warehouse facilities as of September 30, 2021 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	September 30, 2021
Committed	October 2021 - June 2022	$475,000	$242,170
Uncommitted	December 2021 - August 2022	725,000	378,247

Total reverse warehouse facilities		$1,200,000	$620,417

Commercial loan facilities
As of September 30, 2021, our Commercial Originations segment had $0.5 billion in warehouse lines of credit collateralized by first lien mortgages and encumbered agricultural loans with $0.1 billion aggregate principal amount drawn through 4 funding facility arrangements with 4 active lenders. These facilities are either structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as loan and security agreements pursuant to which the related eligible assets are pledged as collateral for the loan from the related lender or are collateralized by first lien loans or crop loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we must transfer and pledge eligible loan collateral, and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2022 through 2023. Under our facilities, we generally transfer the loans at a haircut, which serves as the primary credit enhancement for the lender. One of our warehouse lines of credit is also guaranteed by our wholly-owned subsidiary, Finance of America Holdings LLC (“FAH”), the parent holding company to the commercial lending business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities generally ranges from 70% to 85% of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is LIBOR plus applicable margin.
The following table presents additional information about our Commercial Origination segment’s warehouse facilities as of September 30, 2021 (in thousands):

Commercial Warehouse Facilities	Maturity Date	Total Capacity	September 30, 2021
Committed	February 2022 - August 2022	$360,000	$148,166
Uncommitted	February 2022 - November 2023	150,000	1,621

Total commercial warehouse facilities		$510,000	$149,787

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

Interest on our warehouse facilities vary by facility and may depend on the type of asset that is being financed. Interest is based on an applicable margin over the LIBOR or the prime rate as illustrated in the tables in this section above.
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
As a result of impacts from the Business Combination, FAM was not in compliance with the second quarter 2021 lender adjusted tangible net worth quarterly requirement and the second and third quarter 2021 two-consecutive quarter requirements by FNMA. The Company received a waiver for the covenant violations from FNMA for both Q2 and Q3 2021. As of September 30, 2021 (Successor), the Company had obtained waivers for these covenant violations and was in compliance with all other financial covenants.
Other Secured Lines of Credits
As of September 30, 2021, our Mortgage, Reverse, and Commercial Originations segments collectively had $1.0 billion in additional secured facilities with $0.8 billion aggregate principal amount drawn through credit agreements or master repurchase agreements with 13 active lenders. These facilities are secured by, among other things, eligible asset-backed securities, MSRs, and HECM tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. One of our facilities was with Podium Mortgage Capital, LLC, who acts as a lender to us and is an affiliate of one of our shareholders, Blackstone. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets are temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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

The following table presents additional information about our other secured lines of credit for our Mortgage, Reverse and Commercial Originations segments as of September 30, 2021 (in thousands):

Other Secured Lines of Credit	Maturity Date	Total Capacity	September 30, 2021
Committed	December 2021 - N/A	$912,500	$706,069
Uncommitted	April 2022 - N/A	114,834	65,338

Total other secured lines of credit (2)		$1,027,334	$771,407

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
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. We were in compliance with all of these covenants as of September 30, 2021.
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
As of September 30, 2021, we had HMBS-related borrowings of $10.2 billion and HECMs pledged as collateral to the pools of $10.3 billion, both carried at fair value.
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

Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include reverse mortgage loans that were previously repurchased out of an HMBS pool (“HECM Buyouts”), fix & flip securitized loans, and non FHA-insured non-agency reverse mortgages (“non-agency reverse mortgages-Securitized”). The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the interim unaudited Consolidated Statements of Financial Condition as mortgage loans held for investment, subject to nonrecourse debt, at fair value, and nonrecourse debt, at fair value. As of September 30, 2021, we had nonrecourse debt-related borrowings of $5.8 billion.
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
.
As of September 30, 2021, the Company had an outstanding advance against this commitment of $99.1 million, with a fair value of $96.1 million, for the purchase of MSRs. The Company accrued for excess servicing and ancillary fees against the outstanding advances in the amount of $5.9 million and $13.5 million, respectively, to these investors for the three months ended and nine months ended September 30, 2021.
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
Contractual Obligations and Commitments
The following table provides a summary of obligations and commitments outstanding as of September 30, 2021 (in thousands). The information below does not give effect to the Business Combination or the use of proceeds therefrom.

	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Warehouse lines of credit	$2,553,749	$2,338,277	$215,472	$—	$—
MSR line of credit	205,808	—	88,072	—	117,736
Other secured lines of credit	565,599	309,632	52,500	—	203,467
Nonrecourse debt (1)	5,654,826	451,941	5,202,885	—	—
Notes payable	353,567	—	—	353,567	—
Operating leases	79,450	5,014	39,991	9,710	24,735

Total	$9,412,999	$3,104,864	$5,598,920	$363,277	$345,938

(1)	Nonrecourse MSR financing liability is excluded from this balance. See below for additional details.
In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans on the interim unaudited Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned REO. The outstanding principal balance of loans held for investment, subject to HMBS related obligations was $9,617.1 million as of September 30, 2021.
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
We do not have any other off-balance sheet arrangements with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as of September 30, 2021.
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

	September 30, 2021
	Down 25 bps	Up 25 bps
	(in thousands)
Increase (decrease) in assets
Reverse mortgage loans held for investment, subject to HMBS related obligations	$28,291	$(28,571)
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	66,599	(63,586)
Fix & flip mortgage loans	475	(473)
Mortgage loans held for investment:
Reverse mortgage loans	6,645	(6,229)
Fix & flip mortgage loans	121	(120)
Agricultural loans	248	(247)
Mortgage loans held for sale:
Residential mortgage loans	16,555	(22,901)
SRL	1,305	(873)
Portfolio	571	(560)
Mortgage servicing rights	(17,998)	14,916
Other assets	477	(477)
Derivative assets:
Forward commitments and TBAs	500	(370)
Forward MBS	(28,001)	36,999
IRLCs	10,524	(14,558)

Total assets	$86,312	$(87,050)

Increase (decrease) in liabilities
HMBS related obligation	$25,782	$(26,039)
Nonrecourse debt	18,016	(18,613)
Derivative liabilities:
Forward MBS	1,974	(2,609)
Interest rate swaps and futures contracts	18,808	(18,808)

Total liabilities	$64,580	$(66,069)

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, and the information described above in this Item 4, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of the Material Weakness in Internal Control Over Financial Reporting
As previously reported, Replay’s internal control over financial reporting did not result in the proper classification of certain warrants Replay issued in April 2019 which, due to its impact on Replay’s financial statements, we determined to be a material weakness. Specifically, we identified a material weakness in Replay’s controls over the accounting for temporary and permanent equity and complex financial instruments. The controls to evaluate the accounting for complex financial instruments, such as temporary and permanent equity and warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in the failure to prevent a material error in the accounting for temporary and permanent equity warrants and the resulting restatement of Replay’s previously issued financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.
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

c.
We acquired enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding the application of temporary and permanent equity and complex accounting transactions.

After completion of the above, our management believes the previously identified material weakness has been remediated, subject to continuous testing of the operating effectiveness of these internal controls throughout the year.
Changes in Internal Control Over Financial Reporting
Other than described above in this Item 4, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 20 - Litigation to our unaudited financial statements included in Part I, Item 1 of this Report.
Item 1A. Risk Factors
As a result of the application of the acquisition method of accounting in connection with the Business Combination, the historical consolidated financial statements of the Company are not necessarily indicative of the Company’s future results of operations, financial position and cash flows, and in the future the Company may need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets that are adjusted to fair value.
In accordance with ASC 350, Intangibles-Goodwill and Other, the Company is required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis and on an interim basis if there are indicators of a possible impairment. The Company will also be required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which the Company operates or impairment in the Company’s financial performance and/or future outlook, the estimated fair value of the Company’s long- lived assets decreases, the Company may determine that one or more of its long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on the Company’s business, financial condition and results of operations.
The stock trading price and resulting market capitalization of our publicly traded shares has decreased in the second and third quarters of 2021 compared to the share price at the time of the business combination. A sustained decrease in share price may indicate that the fair value for one or more of our reporting units is below carrying value. The Company will perform an annual goodwill impairment test as of October 1, 2021. If, as a result of such testing, the fair value of one or more of our reporting units is determined to be below carrying value, we may be required to take an impairment charge in the fourth quarter of 2021, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Except as set forth above, we are not aware of any material changes from the risk factors set forth under “Risk Factors” included in the Registration Statement on Form S-1, originally filed with the SEC on May 25, 2021 (No. 333-256453, the “Registration Statement”).
In addition to the other information included in this Report, you should carefully consider the factors discussed in “Risk Factors” included in the Registration Statement on Form S-1, originally filed with the SEC on May 25, 2021 (No. 333-256453, the “Registration Statement”), as well as the factors identified under “Cautionary Note Regarding Forward-Looking Statements” at the beginning of Part I, Item 1 of this Quarterly Report and as may be updated in subsequent filings with the SEC, which could materially affect the Company’s business, financial condition or future results. The risks described in the Registration Statement and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay; FoA; the Company; Replay Merger Sub; Blocker Merger Sub; Blocker; Blocker GP; the Sellers; and the Seller Representative (incorporated by Reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

2.2	Letter Agreement, dated April 1, 2021, by and among Seller Representative and Replay (incorporated by Reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

2.3	Letter Agreement, dated April 5, 2021, by and among Seller Representative and Replay (incorporated by Reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

2.4	Letter Agreement, dated March 31, 2021, by and among Family Holdings; TMO; BTO Urban; BTO Urban Holdings II L.P.; and ESC (incorporated by Reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38859), filed with the Securities and Exchange Commission on April 9, 2019).

3.2	Amended and Restated Bylaws of Finance of America Companies Inc. (incorporated by Reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.1*	Amendment No. 4 to Master Repurchase Agreement, dated as of September 17, 2021, by and between FACo Crop Loans LLC as seller, National Founders LP as buyer, FACo Crop Loan Financing Trust C1 as trust subsidiary, and Finance of America Commercial LLC as guarantor.

31.1*	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
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

Finance of America Companies Inc.

Dated: November 12, 2021	By:	/s/ Johan Gericke
Johan Gericke
Executive Vice President, Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

134