Form 10-K
period 2021-12-31
Finance of America Companies Inc.
filed 2022-03-15
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-40308

FINANCE OF AMERICA COMPANIES INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3474065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Street Address	75039
909 Lake Carolyn Parkway, Suite 1550, Irving Texas (Address of Principal Executive Offices)	(Zip Code)
(877)
202-2666
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FOA	The New York Stock Exchange
Warrants to purchase shares of Class A Common Stock	FOA.WS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in
Rule 12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant, based on the closing price of the shares of the registrant’s Class A Common Stock on The New York Stock Exchange on June 30, 2021, was approximately $254.8 million.
As of March
1
1
, 2022, there were 60,815,569

shares of the registrant’s Class A Common Stock and
15
 shares of the registrant’s Class B Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10-14 of this Annual Report on Form 10-K will be filed in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K, to be filed not later than 120 days after December 31, 2021. Such information is incorporated herein by reference.

Finance of America Companies Inc. and Subsidiaries
Annual Report on Form
10-K

i

Part I
Item 1. Business
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” “Finance of America,” “FoA,” or the “Company” refer to Finance of America Companies Inc. and its consolidated subsidiaries.
The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section within Item 1, captioned “Caution Regarding Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements are set forth elsewhere in this report.
Finance of America Companies
Finance of America is a vertically integrated, diversified lending platform that connects borrowers with investors. We operate the Company with the goal of minimizing risk; we offer a diverse set of high-quality consumer loan products and distribute that risk to investors for an up-front
cash profit and typically some future performance-based participation. We believe we have a differentiated, less volatile strategy than monoline mortgage lenders who focus on originating interest rate sensitive traditional mortgages and retain significant portfolios of mortgage servicing rights with large potential future advancing obligations. In addition to our profitable lending operations, we provide a variety of services to lenders through our Lender Services segment, which augments our lending profits with an attractive fee-oriented
revenue stream.
Our differentiated strategy is built upon a few key fundamental factors:

•
We operate in a diverse set of lending markets—mortgage, reverse mortgage and commercial lending—that currently benefit from strong, secular tailwinds and are each influenced by different demand drivers, which we believe results in stable and growing earnings with lower volatility and lower mortgage market correlation than a traditional monoline mortgage company.

•
We seamlessly connect borrowers with investors. Our consumer-facing business leaders interface directly with the investor-facing professionals in our Portfolio Management segment, facilitating the development of attractive lending solutions for our customers with the confidence that the loans we generate can be efficiently and profitably sold to a deep pool of investors. We are in the moving business, not the storage business. While we often retain a future performance-based participation in the underlying cash flows of our loan products, we seek to programmatically and profitably monetize most of our loan products through a variety of investor channels, which minimizes capital at risk.

•
We distribute our products through multiple channels, and utilize flexible technology platforms and a distributed workforce in order to scale our businesses and manage costs efficiently. Our businesses are supported by a centralized Business Excellence Office (“BXO”), providing all corporate support, including IT, Human Resources, Legal, Risk, and Compliance. This platform enables us to be product agnostic, with the ability to focus our resources as the opportunity set evolves while not being overly reliant on any individual product. As borrower demands for lending products change, we are able to change with them and continue to offer desirable lending solutions.

Today, we are principally focused on residential mortgage loan products throughout the U.S., offering (1) traditional mortgage loans and reverse mortgage loans to consumers, and (2) business purpose loans to residential real estate investors. We have built a distribution network that allows our customers to interact with us through their preferred method: in person, via a broker, telephonically or digitally. Our product offering diversity makes us resilient in varying rate and origination environments, and differentiates us from traditional mortgage lenders. Our Lender Services segment supports a range of financial institutions, including our lending companies, with services such as title insurance and settlement services, appraisal management, valuation and brokerage services, fulfillment services, and technology platforms for student loans, consumer loans and home sharing services. In addition to creating recurring third-party revenue streams, these service business lines allow us to better serve our lending customers and maximize our revenue per lending transaction. Furthermore, our Portfolio Management segment provides structuring and product development expertise, allowing innovation and improved visibility of execution for our originations, as well as broker/dealer and institutional asset management capabilities. These capabilities allowed us to complete profitable sales of our loan products via 11 securitizations in 2021, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors and the resilience of our business model in many economic environments.
Our lending model is supported by a robust funding structure financed by an established and diversified mix of capital partners, which enables us to sell our loan production through various channels, including whole loan and correspondent loan sales through agency, GSEs, such as Fannie Mae and Freddie Mac and private channels, as well as through securitizations. We maintain and monitor our liquidity in order to fund our loan origination businesses, manage day-to-day
operations and protect against unforeseeable market events. As of December 31, 2021, we had $6.5 billion of committed or uncommitted loan funding capacity comprised of 38 facilities with 23 different counterparties. We had approximately $3.3 billion of liquidity sources as of December 31, 2021, comprised of (i) $141.2 million of cash and cash equivalents and (ii) $3.2 billion of undrawn warehouse lines of credit.
We believe that our culture, which seeks to promote the highest ethical standards, plays a significant role in producing superior outcomes not only for our customers but also for our business. We place a high value on honesty, transparency and integrity, which we believe has engendered trust from our customers, clients, lenders and investors. Our core values center around the mantra “customers first, last and always.” We aim to do the right thing for both our borrowers and investors every time.
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
Our Segments
We conduct our business through five distinct segments: Mortgage Originations, Reverse Originations, Commercial Originations, Lender Services and Portfolio Management. Our operating subsidiaries, including Finance of America Mortgage LLC (“FAM”) and Finance of America Reverse LLC (“FAR”), are indirect subsidiaries of FoA, which means that FoA holds its equity interests in each of these entities through one or more holding companies (as opposed to a subsidiary in which FoA directly holds such entity’s equity interests).

Mortgage Originations
Our Mortgage Originations segment originates residential mortgage loans through our FAM subsidiary. This segment generates revenue through fee-based mortgage loan origination services and the origination and sale of agency and non-agency mortgage loans into the secondary market. We generally sell originated mortgage loans into the secondary market within 30 days of origination and elect whether to sell or retain the rights to service the underlying mortgage loans based on the economics in the market and Company portfolio investment strategies. Whether the Company elects to sell or retain the rights to service the underlying loans, the Mortgage Originations segment realizes the fair value of the mortgage servicing rights in gain on sale and other income from loans held for sale, net until the date of loan sale. Subsequent fair value changes of the retained mortgage servicing rights are accounted for within fee income in the Portfolio Management segment results.
The Mortgage Originations segment includes four channels: distributed retail (consisting primarily of our retail branch locations), direct-to-consumer (consisting primarily of our call centers, website and mobile applications), third-party originator or TPO (consisting primarily of a network of mortgage brokers) and home improvement (consisting primarily of a network of partner contractors).
Reverse Originations
Our Reverse Originations segment originates or acquires reverse mortgage loans through our FAR subsidiary. This segment originates home equity conversion mortgages (“HECM”) and non-agency reverse mortgages. We securitize HECMs into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which Ginnie Mae guarantees, and sell them in the secondary market while retaining the rights to service. Non-agency reverse mortgages, which complement the Federal Housing Administration (“FHA”) HECM for higher value homes, may be sold as whole loans to investors or held for investment and pledged as collateral to securitized nonrecourse debt obligations. Non-agency reverse mortgage loans are not insured by the FHA. We originate reverse mortgage loans through a retail channel (consisting primarily of field offices and a centralized retail platform) and third-party originator or TPO channel (consisting primarily of a network of mortgage brokers).
Commercial Originations
Our Commercial Originations segment originates or acquires commercial mortgage loans through our FACo business line. The segment provides business purpose lending solutions for residential real estate investors in two principal ways: short-term loans to provide rehab and construction of investment properties meant to be sold upon completion, and investor rental loans collateralized by either a single property or portfolio of properties. The segment also provides government-insured agricultural lending solutions to farmers to fund their inputs and operating expenses for the upcoming growing season. The segment does not provide financing for consumer purpose, owner occupied loans or non-residential purpose commercial lending. The Commercial Originations segment generates revenue and earnings in the form of fair value gains at the time of origination (“Net origination gains”) and origination fees earned on the successful origination of commercial mortgage loans. We originate commercial mortgage loans through our retail (consisting primarily of sales teams) and third-party originator or TPO channel (consisting primarily of a network of mortgage brokers).
Lender Services
Our Lender Services segment provides complementary business services around the residential mortgage, student lending, and commercial lending industries. These complementary services include; title agency and title insurance services, mortgage servicing rights (“MSR”) valuation and trade brokerage, transactional fulfillment services, mortgage loan third party review or due diligence services and appraisal management services to our retail customers. The team operates in various offices in the U.S. as well as through a foreign branch in the Philippines for transactional fulfillment and administrative support. Our Lender Services segment generates revenue and earnings in the form of fee-for-service revenue and commissions on successful MSR trades.
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the enterprise and third-party funds. As part of the vertical integration of our business, our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided by our FINRA registered broker-dealer, complete the lending lifecycle in a way that allows us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and where appropriate, retain assets on balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring earnings. The Portfolio Management segment generates revenue and earnings in the form of gains on sale of loans, fair value gains on portfolio assets, interest income, and fee income related to mortgage servicing rights, underwriting, advisory, valuation, and other ancillary services.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 33, Segment Information of the Notes to Consolidated Financial Statements in Part II, Item 8, for additional financial information about our segments.
Competition
We compete with third-party businesses in originating traditional, reverse and commercial mortgages, including other bank and non-bank
financial services companies focused on one or more of these business lines. Our competitive position varies by product. Traditional mortgages, for example, are widely available, and the market is highly fragmented. Our retail distribution model makes us very competitive in some local markets for purchase money loans, and it is anticipated that growth in our TPO business will also fuel growth in the purchase money market. In Reverse Originations, we are and have been a market leader since banks exited the space over 10 years ago. The number of Ginnie Mae issuers in the reverse space is quite limited, and the number of lenders of non-agency
reverse mortgage is even smaller. Commercial Originations is also less competitive than traditional mortgages, although there are other lenders in this space. There is also significant competition in all facets of our Lender Services businesses.
Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, client service levels, the amount and term of a loan, and marketing and distribution channels. Many of our competitors for traditional mortgage originations are commercial banks or savings institutions. These financial institutions typically have access to greater financial resources, have more diverse funding sources with lower funding costs, are less reliant on loan sales or securitizations of mortgage loans into the secondary markets to maintain their liquidity, and may be able to participate in government programs in which we are unable to participate because we are not a state or federally chartered depository institution, all of which places us at a competitive disadvantage. Fluctuations in interest rates and general economic conditions may also affect our competitive position. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, may lead to increased competition for the remaining loans. Any increase in these competitive pressures could be detrimental to our business.
Intellectual Property
We use a combination of proprietary and third-party intellectual property, all of which we believe maintain and enhance our competitive position and protect our products. Such intellectual property includes owned or licensed trademarks, trademark applications, and domain names. While technology and intellectual property enhance our competitive position, given the nature of our lending business, patents, trademarks and licenses are not material to our operations as a whole or to any of our segments.
We enter into confidentiality, intellectual property invention assignment and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners, and we strictly control access to and distribution of our intellectual property.
Cyclicality and Seasonality
The demand for loan originations is affected by consumer demand for home loans and the market for buying, selling, financing and/or re-financing residential and commercial real estate, which in turn, is affected by the national economy, regional trends, property valuations, interest rates, socio-economic trends and by state and federal regulations and programs which may encourage/accelerate or discourage/slow-down certain real estate trends. Our business is generally subject to seasonal trends with activity generally decreasing during the winter months, especially home purchase loans and related services. Our lowest revenue and net income levels during the year have historically been in the first quarter, but this is not indicative of future results.
Employees and Human Capital Resources
Our People:
As of December 31, 2021, we had 6,716 employees. Of these, there were 5,458 full-time and 84 part-time employees based in the U.S. We had an additional 1,174 based in the Philippines. As of December 31, 2021, we also employed 114 full-time contractors. None of our employees are represented by a labor union and we consider our employee relations to be good. Our long-term success as an organization depends upon our ability to maintain and develop our human capital.
We strive to foster an environment that is safe and healthy. We also strive to promote a strong culture across our business that recognizes the importance of respecting one another and our customers. These objectives are accomplished through a commitment to diversity, equity and inclusion (DEI), an emphasis on training and development, and the provision of a comprehensive benefits package with a focus on physical and mental wellness.
Diversity, Equity and Inclusion:
In 2021, we formalized our commitment to DEI and took steps to make that commitment clear to our employees, investors, stakeholders and future talent. Diversity is simply a fact in our large, geographically dispersed workforce. It is important to acknowledge our differences, and the value that our varied experiences and perspectives can bring to our Company, which can lead to innovation and revenue growth. We believe that we can increase employee engagement and retention and improve recruitment of the best talent by creating an inclusive culture, paying employees fairly and providing opportunities to grow and thrive.
Employee Training and Development:
Finance of America utilizes a modern learning management platform that houses our centralized training and organizational development content, including Compliance training. Our Compliance training program covers an array of legal and regulatory topics. All consumer-facing employees are assigned required courses educating them on compliance with consumer protection laws for the industries in which we operate. Required Compliance training is reviewed not less than annually by representatives of the Compliance and Legal departments to ensure that necessary topics are included and that courses are assigned to all employees who are required to, or would benefit from, the training.
All new employees
are assigned a series of trainings during onboarding, spanning topics such as Ethics and Insider Trading, as well as an attestation to our core Company policies such as Information Security.
We also require our entire workforce to periodically complete a Discrimination and Harassment Prevention training course to ensure they understand what constitutes unlawful sexual harassment and discrimination, employees’ rights and available forums for adjudicating complaints.
Compliance with consumer protection regulations is supported by robust technology and monitored by our Compliance department.
Employee Benefits and Wellness:
At Finance of America, we are always on the lookout for new benefits that meet employees’ evolving needs. As we navigate the
COVID-19
era, we understand that employees may be under increased stress due to a variety of factors. Therefore, we maintain a strong focus on supporting the mental health of our employees and partner closely with mental healthcare providers. We take a holistic approach to supporting employees in need by carefully coordinating available resources and ensuring employees know what resources are available and where to turn for support. The benefits and wellness resources we offer employees include:
Our Response to the
COVID-19
Pandemic:
Our commitment to always putting employees’ health and safety first is the guiding principle behind our response to the
COVID-19
pandemic. Ongoing communications from Human Resources and business leaders have helped to remove uncertainty for employees by clarifying our policies. We also provide ongoing support, tools and flexibility for employees to manage their personal and professional lives. Flexibility has been especially important for our employees, who are juggling many responsibilities and challenges during the pandemic.

Most of our employees have been working remotely since March 2020. Employees appreciate the flexibility and reduced commute time afforded by working from home. Remote work is also good for the environment. We’ve seen our FedEx mailings and printer use decline dramatically, and we now require far less office square footage per employee. Remote work has not adversely impacted our bottom line.
Our workforce of 1,000+ employees in Manila, Philippines focuses primarily on business processing services and operations. We took significant measures to ensure employee safety and business continuity for our offshore workforce, given that most were not accustomed to working remotely or equipped to do so. We provided these employees with home office equipment, as well as internet services and allowances to ensure they had the resources needed to work virtually, given home internet access is not common in the Philippines. In addition, water filtration systems were also provided to our Manila team to help ease the burden caused by the pandemic and other natural disasters, such as typhoons, which are common in the region.
Leaders and teams across the Company have taken many creative approaches to boosting morale and supporting teamwork, connection and engagement throughout the pandemic. In addition to various virtual team events and activities, care packages and tokens of appreciation have been frequently sent to employees.
Regulation
Our consumer-facing lending and ancillary businesses market and provide services through a number of different channels across the United States. We are subject to extensive regulation by federal, state and local authorities and a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States. If any of our loans to consumers are found to have been originated in violation of such laws, we could incur losses, which could adversely impact our results of operations, financial condition and business. Our Philippines branch does not conduct any consumer-facing activities.
We are required to comply with numerous federal and state consumer protection and other laws, including, but not limited to:

•
restrictions on the manner in which consumer loans are marketed, originated and serviced, including, but not limited to, the making of required consumer disclosures, such as the Truth in Lending Act(“TILA”) (which regulate mortgage loan origination activities, require certain disclosures be made to mortgagors regarding terms of mortgage financing and regulate certain mortgage servicing activities), the Fair Credit Reporting Act (“FCRA”) (which regulates the use and reporting of information related to the credit history of consumers), the Equal Credit Opportunity Act (“ECOA”) (which prohibits discrimination on the basis of age, race and certain other characteristics in the extension of credit), the Fair Housing Act (which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics), the Real Estate Settlement Procedures Act (“RESPA”) (which govern certain mortgage loan origination activities and practices and the actions of servicers related to escrow accounts, transfers, lender-placed insurance, loss mitigation, error resolution, and other customer communications), the Homeowners Protection Act(“HPA”) and similar state laws;

•
federal laws that require and govern communications with consumers or reporting of public data such as the Gramm-Leach-Bliley Act (“GLBA”), which requires initial and periodic communication with consumers on privacy matters and the maintenance of privacy regarding certain consumer data in our possession, and the Home Mortgage Disclosure Act (“HMDA”), together with its implementing regulations (Regulation C), which requires reporting of certain public loan data;

•	federal disclosure requirements including those in Regulation AB under the Securities Act, which requires registration, reporting and disclosure for mortgage-backed securities;

•
state and federal restrictions on the marketing activities conducted by telephone, mail, email, mobile device or the internet, including the Telemarketing Sales Rule, the Telephone Consumer Protection Act (“TCPA”), state telemarketing laws, federal and state privacy laws, the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM Act”), and the Federal Trade Commission Act (“FTCA”) and their accompanying regulations and guidelines;

•	federal and state laws requiring company, branch and individual licensing for the solicitation of or brokering of consumer loans, including the SAFE Act;

•	the Electronic Funds Transfer Act (“EFTA”) (which regulates electronic fund transfers to and from individual consumers);

•	federal and state laws relating to the retention of records;

•	federal and state laws relating to identity theft;

•	the Fair Debt Collection Practices Act (“FDCPA”), which regulates the timing and content of communications on debt collections;

•
the California Consumer Privacy Act, which provides California consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers;

•	the Servicemembers Civil Relief Act (“SCRA”);

•
the anti-money laundering and counter-terrorist financing provisions of the Bank Secrecy Act, including the USA Patriot Act, which require non-bank lenders to monitor for, detect and report suspicious activity to the U.S. Treasury’s Financial Crimes Enforcement Network;

•	restrictions imposed by the rules promulgated by the Office of Foreign Assets Control; and

•
restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and current or future rules promulgated thereunder, including, but not limited to, limitations on fees charged by mortgage lenders, mortgage broker disclosures and rules promulgated by the Consumer Financial Protection Bureau (“CFPB”), which was created under the Dodd-Frank Act.

Consumer Financial Protection Bureau
The CFPB directly impacts the regulation of residential mortgage loan originations and servicing in a number of ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA and RESPA. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository
institutions and large insured depository institutions. The CFPB also has authority, under the Dodd-Frank Act, to prevent unfair, deceptive, or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans.
Investment Company Act Considerations
We conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. federal government securities and cash items on an unconsolidated basis, which we refer to as the “40% test”). Excluded from the term “investment securities,” among other things, are U.S. federal government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
The securities issued by any wholly owned or majority owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities (exclusive of U.S. government securities and cash items) we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with the 40% test. In addition, we believe that we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we will be primarily engaged in the non-investment company businesses of our subsidiaries.
There can be no assurance that the laws and regulations governing our Investment Company Act status will not change in a manner that adversely affects our operations. We cannot assure you that the SEC or its staff will not take action that results in our or one or more of our subsidiary’s failure to maintain an exclusion or exemption from the Investment Company Act. See “Risk Factors —Risks Related to Laws and Regulations—Conducting our business in a manner so that we are exempt from registration under, and in compliance with, the Investment Company Act, may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.”
Ongoing regulatory oversight
We expect to continue to incur ongoing operational and system costs in order to maintain compliance with these laws and regulations. Furthermore, there may be additional federal or state laws that place additional obligations on servicers of residential loans.
Because we are not a depository institution, we generally do not benefit from federal preemption of state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. Accordingly, we must comply with state licensing requirements in all of the states in which we conduct business. We are licensed as a loan originator in all 50 states and the District of Columbia and also are licensed as a loan servicer and loan broker in a number of states and jurisdictions in which such licenses are required. We are also subject to an extensive framework of state laws in the jurisdictions in which we do business, and to periodic audits and examinations conducted by the state regulators to ensure compliance with those laws. From time to time, we receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices regarding our mortgage origination, commercial lending, lender servicing and long-term investing business activities. We incur significant ongoing costs to comply with these governmental regulations. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. Failure to comply with state regulations can result in monetary penalties and license revocation. In the past we have been subject to inquiries from, and in certain instances have entered into settlement agreements with, state regulators that had the power to revoke our license or make our continued licensure subject to compliance with a consent order. Some states have special rules that govern mortgage loan servicing practices, such as California’s Homeowner’s Bill of Rights. Failure to comply with these rules can result in delays or rescission of foreclosure, and subject the servicer to penalties and damages.

Additional	Information
To learn more about Finance of America Companies Inc., please visit our website at www.financeofamerica.com. From time to time, we use our website as a channel of distribution of material Company information. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) available free of charge under the Investor Information section of our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”). Our reports, proxy and information statements and other information filed electronically with the SEC can also be accessed at www.sec.gov.
Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters for the standing committees of our Board of Directors are available on our website. Any information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary
This Annual Report on Form
10-K
includes “forward-looking statements” within the meaning of the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that our actual results, financial condition and liquidity may differ, possibly materially, from the anticipated results, financial condition and liquidity in these forward-looking statements. The Company’s actual results may differ from its expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions (or the negative versions of such words or expressions) are intended to identify such forward-looking statements. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of this report. Results for any specified period are not necessarily indicative of the results that may be expected for any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. Such forward-looking statements are subject to various risks and uncertainties including, but not limited to:

•	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors in our markets;

•	our ability to obtain sufficient capital to meet the financing requirements of our business;

•	our ability to finance and recover costs of our reverse servicing operations;

•	changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•
The COVID-19 pandemic poses unique challenges to our business and the effects of the pandemic could adversely impact our ability to originate and service mortgages, manage our portfolio of assets and provide lender services and could also adversely impact our counterparties, liquidity and employees;

•	Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have a detrimental effect on our business;

•
Our geographic concentration could materially and adversely affect us if the economic conditions in our current markets should decline or we could face losses in concentrated areas due to natural disasters;

•
We use estimates in measuring or determining the fair value of the majority of our assets and liabilities. If our estimates prove to be incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our business, financial condition and results of operations;

•
If we are unable to obtain sufficient capital to meet the financing requirements of our business, or if we fail to comply with our debt agreements, our business, financing activities, financial condition and results of operations will be adversely affected;

•	A disruption in the secondary home loan market, including the mortgage-backed securities (“MBS”) market, could have a detrimental effect on our business;

•
FAR status as an approved non-supervised FHA mortgage and an approved Government National Mortgage Association (“Ginnie Mae”) issuer, and FAM status as an approved seller-servicer for Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corp. (“Freddie Mac”), an approved Ginnie Mae issuer and an approved non-supervised FHA and U.S.

Department of Veterans Affairs (“VA”) mortgage, are subject to compliance with each of their respective guidelines and other conditions they may impose, and the failure to meet such guidelines and conditions could have a material adverse effect on our overall business and our financial position, results of operations and cash flows;

•	The engagement of our Lender Services business by our loan originator businesses may give appearance of a conflict of interest;

•	Third party customers of our Lender Services Businesses may be concerned about conflicts of interest within our Lender Services Businesses, due to their affiliation with the Company;

•	Our Lender Services business has operations in the Philippines that could be adversely affected by changes in political or economic stability or by government policies;

•
We operate in heavily regulated industries, and our mortgage loan origination and servicing activities (including lender services) expose us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state and local levels;

•
We are subject to legal proceedings, federal or state governmental examinations and enforcement investigations from time to time. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate;

•	Unlike competitors that are national banks, our lending subsidiaries are subject to state licensing and operational requirements that result in substantial compliance costs;

•
Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry or our ability to pay our debts, and could divert our cash flow from operations to debt payments;

•
The Company is a holding company and its only material asset is its interest in FoA, and it is accordingly dependent upon distributions from FoA to pay taxes, make payments under the Tax Receivable Agreements (as defined below) and pay dividends;

•
Due to the listing of the Company’s Class A Common Stock on the NYSE, the Company is a “controlled company” within the meaning of NYSE rules and, as a result, qualifies for exemptions from certain corporate governance requirements. The stockholders of the Company do not have the same protections afforded to stockholders of companies that are subject to such requirements;

•
We have a substantial number of shares of common stock issuable upon conversion of FoA Units, which may dilute your investment, and the sale of which could cause significant downward pricing pressure on our stock;

•	The brief trading history of our common stock has been characterized by low trading volume, which may result in an inability to sell your shares at a desired price, if at all.
All of these factors as well as other risks and uncertainties set forth in the section entitled “Risk Factors” are included in Item 1A, as such factors may be further updated from time to time in the Company’s periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in the Company’s other filings with the SEC.
Website Disclosure
The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s investor relations website at https://www.financeofamerica.com/investors. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting “Email Alerts” under the “News & Events” tab of our investor relations website. Information on the Company’s website is not incorporated by reference herein and is not a part of this
Form 10-K.
Item 1A. Risk Factors
You should carefully consider the following risk factors together with all of the other information included in this report, including the financial statements and related notes, when deciding to invest in us. The risks and uncertainties described below could materially adversely affect our business, financial condition and results of operations in future periods and are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations in future periods.
Risks Related to the Business of the Company
Risks Related to
COVID-19
The ongoing
COVID-19
pandemic has caused severe disruptions in the U.S. and global economy and to our business, and could adversely impact our ability to originate and service mortgages, manage our portfolio of assets and provide lender services and could also adversely impact our counterparties, liquidity and employees.
The ongoing
COVID-19
pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. Since 2020, the
COVID-19
pandemic has, from time to time, created disruption in global supply chains, contributed to increased inflation, increased rates of unemployment and adversely impacted many industries. The impact of the pandemic has been rapidly evolving around the globe, with several countries, at various times, taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and limiting operations of non-essential
businesses.
In 2021, the global economy, with certain setbacks, began reopening, and wider distribution of vaccines will likely encourage greater economic activity. However, wide disparities in vaccination rates and continued vaccine hesitancy, combined with the emergence of
COVID-19
variants and surges in
COVID-19
cases, could trigger the reinstatement of restrictions, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery and could materially and adversely affect our results and financial condition. In addition, the
COVID-19
pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures. Although we have observed signs of economic recovery, we cannot predict the time required for a widespread sustainable economic recovery to take hold, particularly as some newer strains of the virus appear to have had increased transmissibility and may complicate treatment and vaccination programs.
In response to the pandemic, our Company and many of our counterparties have transitioned all or a substantial portion of their operations to remote working environments, and our work-from-home environment is anticipated to continue, with certain exceptions. While the Company has not seen reduced productivity from this transition to work from home, there can be no assurance that such transition of material business operations will not have an adverse effect on our Company in the long term. Specifically, recruiting, vetting and training employees is more difficult in a work-from-home environment. The ongoing nature of the
COVID-19
outbreak could also adversely impact the continued service and availability of skilled personnel, including our executive officers and other members of our management team, employees at our origination and servicing businesses and the servicers and subservicers that we engage and other third-party vendors. To the extent our service partners and vendors, management or other personnel are impacted in significant numbers by the outbreak and are not available to conduct work, our business and operating results could be negatively impacted.
We are subject to guidelines issued by the Federal Housing Finance Agency (the “FHFA”), U.S. Department of Housing and Urban Development (“HUD”) and/or the Government-Sponsored Enterprises (“GSEs”) in

connection with management and servicing of mortgage loans insured by such agency or sold through a GSE sponsored securitization or on a whole loan basis to the related GSE. HUD and the GSEs, along with many states and other local jurisdictions took, and may take in the future, several actions in response to the
COVID-19
pandemic to provide temporary relief and protections for homeowners facing financial hardship due to the
COVID-19
pandemic including, without limitation, by announcing foreclosure and eviction moratoriums and forbearance on borrower payment of mortgage loans, and by providing mortgage servicers with an expanded set of loss mitigation tools to help homeowners, although many such moratoriums and forbearance programs have since expired. Further, HUD and the GSEs also enacted servicing and origination related waivers and provided for alternative methods to conduct certain origination and servicing practices (for example, such as those relating to notaries, inspections, and appraisals) to address concerns relating to the
COVID-19
pandemic; however, no assurance can be given as to how long they will continue to make such allowances.
We believe that we have effective systems in place for identifying and implementing changes in agency policies and procedures as well as other applicable federal, state and local law. However, any changes to the rules applying to origination and servicing of both traditional and reverse mortgages insured by HUD and the origination and servicing of loans sold to or backed by Fannie Mae and Freddie Mac may increase the risk to our Company of originating and servicing these loans, which make up a majority of our Company’s loan production. As foreclosure and eviction moratoriums continue to expire, there will likely be a backlog of cases in certain jurisdictions which may delay foreclosure and recovery timelines of our Company, potentially increasing expense and reducing income to our Company. Further, no assurance can be given as to how any moratoria that were previously in effect or that may be implemented in the future would affect the Company’s (and its various subservicers’ and subcontractors’) ability to service the mortgage loans as such moratoria are lifted, in particular, with respect to reverse mortgage loans where HUD timelines are applicable for liquidating non-performing
assets. See “—Risks Related to our Lending Businesses—FAR status as an approved non-supervised
FHA mortgagee and an approved Ginnie Mae issuer, and FAM status as an approved seller-servicer for Fannie Mae and Freddie Mac, an approved Ginnie Mae issuer and an approved non-supervised
FHA and VA mortgagee, are subject to compliance with each of their respective guidelines and other conditions they may impose, and the failure to meet such guidelines and conditions could have a material adverse effect on our overall business and our financial position, results of operations and cash flows.
It is unclear how many borrowers have been adversely affected by the
COVID-19
pandemic. It is expected that many borrowers have been or will continue to be adversely affected by the
COVID-19
pandemic. As a result, borrowers may not and/or may be unable to meet their payment obligations under their mortgage loans, which may result in shortfalls in collections of interest and/or losses on the loans. Shortfalls and losses will be particularly pronounced to the extent that the related mortgaged properties are located in geographic areas with significant numbers of
COVID-19
cases or relatively restrictive
COVID-19
countermeasures. In connection with having financial difficulties and being unable pay their mortgage payments on a timely basis, some borrowers have sought or may seek forbearance arrangements in the future. In response, we have implemented and may continue in the future to implement a range of actions with respect to affected borrowers and the related mortgage loans to forbear or extend or otherwise modify the loan terms consistent with our customary servicing practices. With respect to FAM, approximately 0.25% of our serviced mortgage loans by units 0.26% of our serviced mortgage loans by unpaid principal balance (“UPB”) are in forbearance as of December 31, 2021.
Given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that
COVID-19
will have on our business, financial performance and operating results. We believe
COVID-19’s
adverse impact on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the distribution and acceptance of vaccines and their impact on the timing and speed of economic recovery; the spread of new variants of the virus; the pandemic’s impact on the U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions
“re-opening”
or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or
non-U.S.
funding programs aimed at supporting the

economy during the
COVID-19
pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic; and the negative impact on our borrowers, financing sources and other business partners that may indirectly adversely affect us. The prolonged duration and impact of the
COVID-19
pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results and may also have the effect of heightening many of the other risks described herein.
Escalating global trade tensions, and the conflict between Russia and Ukraine, and the adoption or expansion of economic sanctions or trade restrictions could negatively impact us.
The conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our business, results of operations and financial condition. The conflict has resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflict may also escalate and its resolution is unclear. The U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations. Although the Company does not conduct business directly with companies based in Ukraine, Russia or Belarus, the impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, results of operations and financial condition. See “—Risks Related to the Business of the Company—Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, which may increase in frequency or severity as a result of global climate change, and to interruption by man-made issues such as strikes, war and civil unrest” and “—Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates; . our Company is exposed to other credit risk.”
Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have a detrimental effect on our business.
Our financial performance is directly affected by changes in prevailing interest rates. Our financial performance may decrease or be subject to substantial volatility because of changes in prevailing interest rates. Interest rates have remained at relatively low levels on a historical basis and the Board of Governors of the U.S. Federal Reserve System, or the Federal Reserve, maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, in early 2022, in light of increasing signs of inflation, the Federal Reserve indicated that it foresees up a to a three quarter-percentage point increase in interest rates in 2022, beginning as early as March 2022.
With regard to the portion of our business that focuses on refinancing existing mortgages, the refinance market generally experiences more significant fluctuations than the purchase market as a result of interest rate changes. Long-term residential mortgage interest rates have been at or near record lows for an extended period, and have increased in the near-term. From December 31, 2020 to December 31, 2021, the yield on the U.S. 10 Year Treasury Bond has increased from 0.916% to 1.512%, respectively. As interest rates rise, refinancing generally becomes a smaller portion of the market as fewer consumers are interested in refinancing their mortgages. With regard to our purchase mortgage loan business, higher interest rates may also reduce demand for purchase mortgages as home ownership becomes more expensive, which has adversely affected our revenues and required us to increase marketing expenditures in an attempt to increase or maintain our volume of mortgages and diversify product offerings. A reversal of the sustained low interest rate environment over the last several years has resulted in a decline in refinancing transactions over time, as many clients and potential clients have already taken advantage of the low interest rates. Additionally, the recent increase in interest rates may over time cause a decrease in the price that the primary issuance market would pay for a given HMBS or other securitization and could result in a decrease in gain on the securitization earned.

Changes in interest rates are also a key driver of the performance of our servicing business, particularly because the value of our MSR portfolio is highly sensitive to changes in interest rates. Historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates. As a result, decreases in interest rates could have a detrimental effect on the valuation of our MSRs.
Borrowings under our warehouse facilities and other financing lines of credit are generally at variable rates of interest, which also expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We generally use interest rate swaps or other derivative instruments that involve the exchange of floating for fixed-rate interest payments to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable-rate indebtedness, and any such swaps may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. See “—Risks Related to Our Lending Businesses—Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates; our Company is exposed to other credit risk.”
In addition, our business is materially affected by the monetary policies of the U.S. government and its agencies. We are also particularly affected by the policies of the Federal Reserve, which influence interest rates and impact the size of the loan origination market. For example, in light of inflationary pressures, in March 2022, Federal Reserve Chairman Jerome Powell said that the Federal Reserve was on track to start hikes to the federal funds rate, taking into account other macroeconomic conditions. Further, in January 2022, the Federal Reserve also moved to taper its purchase of treasury securities and mortgage-backed securities. Such events may result in a disruption or period of illiquidity in the general MBS market and would directly affect our liquidity due to increase in our cost of financing combined with a reduction in our gain on sale or securitization proceeds in connection with any secondary market transactions.
Our geographic concentration could materially and adversely affect us if the economic conditions in our current markets should decline or we could face losses in concentrated areas due to natural disasters.
Based on data from CoreLogic, the California mortgage market represents approximately 20% of the entire market in the United States. For the year ended December 31, 2021, 43% of our originations in mortgage, reverse, and commercial loans (by UPB) were secured by properties in the state of California. As a result of this geographic concentration, our results of operations are largely dependent on economic conditions in this area. Decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers and adverse changes in the economy caused by inflation, recession, unemployment, state or local real estate laws and regulations or other factors beyond our control may also continue to have a negative side effect on the ability of borrowers to make timely mortgage or other loan payments, which would have an adverse impact on earnings. Consequently, deterioration in economic conditions in California could have a material adverse impact on the quality of our loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could disproportionately impact the demand for our products and services as compared to other lenders with more geographically diversified operations, and, accordingly, further negatively affect results of operations.
In addition, properties located in California may be more susceptible to certain natural disasters, such as wildfires and mudslides, and certain natural disasters not covered by standard hazard insurance, such as earthquakes. Even for properties located in an earthquake prone area, we and other lenders in the market area may not require earthquake insurance as a condition of making a loan. If there is a major earthquake, fire, mudslide, or other natural disaster, we face the risk that many of our borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. Further, with respect to mortgaged properties in California, if the related insurer determines there is a heightened risk of property damage due to wildfires, such insurer may elect not to renew the related hazard policies or may charge higher premiums. This may result in an increase in lapsed policies or insufficient coverage and an increase in expense for our Company as servicer, if we elect to force-place hazard insurance. Any such occurrences could materially increase our costs of servicing and also disrupt our ability to make loans in such region. See “—Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made
issues such as strikes, war and civil unrest.”
We use estimates in measuring or determining the fair value of the majority of our assets and liabilities. If our estimates prove to be incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our business, financial condition and results of operations.
We use financial models that utilize, wherever possible, market participant data to value certain of our assets and liabilities, including warrants arising out of the merger with Replay Acquisition Corp., our mortgage loans held for investment, MSRs and HMBS related obligations for purposes of financial reporting. We also use models to estimate the change in value of loans held for investments due to market or model input assumptions as an add back to calculate Adjusted EBITDA. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the models are complex because of the high number of variables that drive cash flows in each of the respective assets and related liabilities.
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events based on information available at the time of our financial statements. Further, some of our loans and financial assets held for investment do not trade in an active market with readily observable prices and therefore, their fair value is determined using valuation models that calculate the present value of estimated net future cash flows, using estimates of draws or advances, prepayment speeds, home price appreciation, forward interest rates, loss rates, discount rates, cost to service, float earnings, contractual servicing fee income and ancillary income and late fees.
Fair value determinations require many assumptions and complex analyses, especially to the extent there are not active markets for identical assets. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. In particular, models are less dependable when the economic environment is outside of historical experience, as was the case from 2008-2010 or during the present
COVID-19
pandemic.
If the assumptions we use in our models prove to be inaccurate, if market conditions change or if errors are found in our models or weaknesses in our model governance, we may be required to write down the value of such assets or the value of certain of our assets may decrease, which could adversely affect our business, financial condition and results of operations. The fair value of the assets and liabilities related to our securitizations rely on forward rates of interest. Further, the durations of assets and liabilities may not match, resulting in sensitivities to specific portions of the forward curve for interest rates. If these assumptions prove to be wrong or the market for interest rates changes, we may be required to write down the net value of our securitizations.
We continue to monitor the markets and make necessary adjustments to our models and apply appropriate management judgment in the interpretation and adjustment of the results produced by our models. This process takes into account updated information while maintaining controlled processes for model updates, including model development, testing, independent validation and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.

Our business could suffer if we fail to attract, or retain, highly skilled employees, and changes in our executive management team may be disruptive to our business.\
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified and skilled personnel for all areas of our organization. Trained and experienced personnel in the mortgage industry are in high demand and may be in short supply. Companies with which we compete may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain the skilled workforce necessary to operate our businesses, and labor expenses may increase as a result of a shortage in the supply of qualified personnel.
Additionally, the experience of our executive management team is a valuable asset to us. Our executive management team has significant experience in the financial services industry and would be difficult to replace. Disruptions in management continuity could result in operational or administrative inefficiencies and added costs, which could adversely impact our business, financial condition and results of operations, and may make recruiting for future management positions more difficult or costly. We cannot assure you that we will be able to attract and retain key personnel or members of our executive management team, which may impede our ability to implement our current strategy or take advantage of strategic acquisitions or other growth opportunities that may be presented to us, which could materially affect our business, financial condition and results of operations. Additionally, to the extent our personnel and members of our executive management team are impacted in significant numbers by the outbreak of pandemic or epidemic disease, such as the
COVID-19
pandemic, our business and operating results may be negatively impacted.
Our failure to implement and maintain effective internal control over financial reporting could require us to restate financial statements and cause investors to lose confidence in our reported financial information.
As a public company, we are subject to the reporting requirements of the Exchange Act, Sarbanes-Oxley, and the rules and regulations of the applicable listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.
We are continuing to improve our internal control over financial reporting. In order to develop, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related and audit-related costs and significant management oversight. Our internal controls, including any new controls that we develop, may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our securities.
We may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring or investing in a company or business, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls and security environment.
The risks associated with acquisitions include, among others:

•
failing to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring or investing in a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls and information security environment;

•
significant costs and expenses, including those related to retention payments, equity compensation, severance pay, intangible asset amortization and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees;

•	unanticipated issues in integrating information, management style, controls and procedures, servicing practices, communications and other systems including information technology systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	failing to retain key employees or clients;

•	inaccuracy of valuation and/or operating assumptions supporting our purchase price; and

•	representation and warranty liability relating to a target’s previous lending activities.
Before making acquisitions, we conduct due diligence that we deem reasonable and appropriate based on the known facts and circumstances applicable to each acquisition, and we negotiate purchase agreements which we believe adequately protect us from undisclosed—and frequently, disclosed—existing liabilities. Nevertheless, we cannot be certain that the due diligence investigation that we carry out with respect to any acquisition opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating the target. As a result, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls and security environment.
The success of our acquisitions are dependent, in part, on our ability to integrate, grow and scale the newly acquired business into our Company efficiently, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. For example, a loss in our home improvement business, a new business line acquired by our company in 2021, contributed to a portion of our net income (loss) before income taxes reported in our Mortgage Originations segment. While our Company intends to grow the home improvement business and make it profitable, no assurance can be given as whether or not we will succeed in our plan.
Our capital investments in technology may not achieve anticipated returns.
Our business is becoming increasingly reliant on technology investments, and the returns on these investments are not always predictable. We are currently making, and will continue to make, significant technology investments to support our service offerings and to implement improvements to our customer-facing technology and information processes in order to more efficiently operate our business and remain competitive and relevant to our customers. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. Selecting the wrong technology, failing to adequately support development and implementation, or failing to adequately oversee third party service providers, could result in damage to our competitive position and adversely impact our business, financial condition and results of operations.
A security breach or a cyber-attack could adversely affect our results of operations and financial condition.
We collect and store certain personal and financial information from customers, employees, and other third parties. Security breaches or cyber-attacks involving our systems or facilities, or the systems or facilities of our service providers, could expose us to a risk of loss of personally identifiable information of customers, employees and third parties or other confidential, proprietary or competitively sensitive information, which could potentially have an adverse impact on our future business with current and potential customers, results of operations and financial condition.
We rely on encryption and other information security technologies licensed from third parties to provide security controls necessary to help in securing online transmission of confidential information pertaining to customers, employees and other aspects of our business. A failure in our information security technologies may result in a compromise or breach of the technology that we use to protect sensitive data. A party who is able to circumvent our security measures by methods such as hacking, fraud, trickery or other forms of deception could access sensitive personal and financial information or cause interruption in our operations. We are required to expend capital and other resources to protect against such security breaches or cyber-attacks or to remediate problems caused by such breaches or attacks. Our security measures are reasonably designed to protect against security breaches and cyber-attacks, but our failure to prevent such security breaches and cyber-attacks could subject us to liability, regulatory action decrease our profitability and damage our reputation. Even if a failure of, or interruption in, our systems or facilities is resolved timely or an attempted cyber incident or other security breach is successfully avoided or thwarted, it may require us to expend substantial resources or to take actions that could adversely affect customer satisfaction or behavior and expose us to reputational harm.
We could also be subjected to cyber-attacks, such as ransomware, that could result in slow performance and loss or temporary unavailability of our information systems. Information security risks have increased because of the increasing industry-wide reliance on technologies, including mobile devices, that are connected over the internet and used to process data and, conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because new vulnerabilities emerge daily, used change frequently and because attacks can originate from a wide variety of sources.
The occurrence of any of these events could adversely affect our business, results of operations and financial condition.
Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and adversely impact our results of operations and financial condition.
We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must be able to facilitate a loan application experience that equals or exceeds the experience provided by our competitors. We have or may in the future experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, terrorism, war, health pandemics and other similar events, and our disaster recovery planning may not be sufficient for all situations. This is especially applicable in the current response to the
COVID-19
pandemic and the shift we have experienced in having most of our employees work from their homes for the time being, as our employees access our secure networks through their home networks. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruption could interrupt or delay our ability to provide services to our clients and loan applicants, and could also impair the ability of third parties to provide critical services to us.
Climate change, climate change-related regulation and the increased focus on environmental, social and governance (“ESG”) issues, may adversely affect our business and financial results and damage our reputation.
Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future. Such restrictions and requirements could increase our costs or require additional technology and capital investment, which could adversely affect our results of operations.
Additionally, ESG and other sustainability matters and our response and disclosures relating to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency. Increasing governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. Further, various third-party organizations have developed ratings processes or second party opinions (SPOs) for evaluating companies on their approach to ESG matters. These third party ESG ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable ESG ratings or SPOs may lead to reputational damage and negative sentiment among our investors and other stakeholders. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our borrowers’ properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. While the geographic distribution of our borrowers somewhat limits our physical climate risk, some physical risk is inherent in the properties of our borrowers, particularly in certain borrowers’ locations and in the unknown potential for extreme weather or other events that could occur related to climate change.
Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, which may increase in frequency or severity as a result of global climate change, and to interruption by man-made
issues such as strikes, war and civil unrest.
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, strikes, war, health pandemics and similar events. Disease outbreaks have occurred in the past, and any prolonged occurrence of infectious disease or other adverse public health developments could have a material adverse effect on the macro economy and/or our business operations. We believe that our risks in this area are somewhat mitigated due to the lack of concentration of our employees or business in one building or metro area; however, this geographic diversity may make us more vulnerable to disruptions in technology. See “—Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and adversely impact our results of operations and financial condition.”
In addition, strikes, war and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays or loss of critical data. We may not have sufficient protection or recovery plans in certain circumstances, and our business interruption insurance may be insufficient to compensate us for losses that may occur.
These types of catastrophic events may also affect loan origination which have been locked and loans which we are holding for sale or investment. For example, our gains in connection with securitizations and loans sales, the cost of capital to our Company and the value of our assets may be adversely affected due to economic or industry sector downturns as well as geopolitical tensions arising out of Russia’s invasion of Ukraine. Such events could also affect our loan servicing costs, increase our recoverable and our non-recoverable
servicing advances, increase servicing defaults and negatively affect the value of our MSRs.
We may also incur losses when a borrower passes away prior to completing repairs following a natural disaster, because we are required to reduce our claim to FHA by the unrepaired damage amount. Mortgagee properties securing loans which we make are required to be covered by hazard insurance customary to the area in which the property is located. In certain areas, such as California, earthquake insurance is not required by HUD or other lenders generally. There could also be circumstances where insurance premiums have not been timely paid, or the insurance coverage otherwise fails. In these events, we could suffer losses. For loans which have been sold, we would be exposed to such losses generally only if we have breached a representation or warranty under the related purchase and sale agreement. However, in cases where we have retained some credit risk, we could suffer losses. In addition, catastrophic events often lead to increased delinquencies, which create additional risk for us. For example, FAR has suffered losses and faced increased costs following a series of natural disasters in Puerto Rico, including Hurricane Maria in 2017. See “—A significant increase in delinquencies on the mortgage loans we originate could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSR portfolio.” Climate change increases the risk/severity of weather-related natural disasters which can lead to more frequent and higher losses, lack of affordable insurance for borrowers, uninsured flood losses (the National Flood Insurance Program caps at $250,000), and longer timelines to liquidate or assign loans to HUD.
Our risk management efforts may not be effective.
We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational and legal risks related to our business, assets, and liabilities. We are also subject to various laws, regulations and rules that are not industry specific, including employment laws related to employee hiring, termination, and pay practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.
As a result of the application of the acquisition method of accounting in connection with the Business Combination, the historical consolidated financial statements of the Company are not necessarily indicative of the Company’s future results of operations, financial position and cash flows, and the Company has recognized, and may recognize in the future, impairment charges related to goodwill, identified intangible assets and fixed assets that are adjusted to fair value.
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
The stock trading price and resulting market capitalization of our publicly traded shares has decreased in the second, third and fourth quarters of 2021 compared to the share price at the time of the Business Combination. In connection with the preparation of the Company’s audited financial statements included in this report, the Company performed an annual goodwill impairment test as of October 1, 2021. In accordance with U.S. GAAP, the Company considered its market capitalization and implied control premium as part of the goodwill impairment analysis. As a result of a sustained decline in market capitalization, the Company performed a quantitative impairment assessment and compared the fair value of its reporting units to their carrying value. A significant factor in determining the fair value of the reporting units was the market capitalization during the fourth quarter. As a result of the quantitative impairment assessment, the Company impaired all of the outstanding goodwill and recorded a $1.4 billion non-cash
impairment charge during the fourth quarter. The recognition of any potential future impairments could have a material adverse effect on the Company’s business, financial condition and results of operations.
Risks Related to Our Lending Businesses
If we are unable to obtain sufficient capital to meet the financing requirements of our business, or if we fail to comply with our debt agreements, our business, financing activities, financial condition and results of operations will be adversely affected.
We require significant leverage in order to fund mortgage originations, make servicing advances and finance our investments. Accordingly, our ability to fund our mortgage originations, to make servicing advances and to continue investments depends on our ability to secure financing on acceptable terms and to renew and/or replace existing financings as they expire. These financings may not be available on acceptable terms or at all. If we are unable to obtain these financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds.
As of December 31, 2021, we have entered into 38 warehouse lines of credit, MSR lines of credit, and other secured lines of credit, with an aggregate of $6.5 billion in borrowing capacity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Certain Indebtedness.” These financing facilities typically contain, and we expect that other financing facilities that we may enter into in the future will typically contain, covenants that, among other things, require us to satisfy minimum tangible or adjusted tangible net worth, maximum leverage ratio of total liabilities (which may include off-balance
sheet liabilities) or indebtedness to tangible or adjusted tangible net worth, minimum liquidity or minimum liquid assets and minimum net income or pre-tax
net income. As a result of impacts from the Business Combination, FAM was not in compliance with the lender adjusted tangible net worth quarterly requirements of FNMA during the second quarter 2021 and the ‘two-consecutive quarter’ lender adjusted tangible net worth quarterly requirements of FNMA during the second and third quarters of 2021. The Company received a waiver from FNMA with respect to the lender adjusted tangible net worth quarterly requirement with respect to the second quarter of 2021 and the ‘two-consecutive quarter’ lender adjusted tangible net worth quarterly requirements with respect to both the second and third quarter of 2021, in each case, effective as of June 30, 2021. In addition, during, the fourth quarter of 2021, as a result of the goodwill and intangible assets impairment as well as certain fair value adjustments and the related impact of each to net income, Finance of America Commercial LLC (“FACo”) and FAM were not in compliance with profitability covenants with certain of their lenders as of December 31, 2021. As of December 31, 2021, the Company obtained waivers or amendments to terms of the affected covenants and in a few instances, our Company elected to terminate the related financing transactions in accordance with their terms in lieu of seeking waivers or amendments. The Company was in compliance with all other financial covenants as of December 31, 2021. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective security interests under such agreements and restrict our ability to make additional borrowings. In addition, our financing agreements may contain other events of default and cross-default provisions, so that if a default occurs under any one agreement, the lenders under certain other agreements could also declare a default. Our financings also have fair value risk pursuant to which our lending counterparties have the right to value the related collateral. In the event the market value of the collateral decreases (typically as determined by the related lender) and a borrowing base deficiency exists, the related lender can require us to prepay the debt or require us to post additional margin as collateral at any time during the term of the related agreement. There can be no assurance that we will be in compliance with our covenants or other requirements under our financing facilities in the future.

We are generally required to renew a significant portion of our debt financing arrangements each year and in cases of certain securities repurchase agreements, the terms are shorter such as biweekly or monthly rolling periods, which exposes us to refinancing and interest rate risks. Furthermore, our counterparties are not required to renew or extend our repurchase agreements or other financing agreements upon the expiration of their stated terms (which term may be as short as two weeks in the case of certain securities repurchase agreements). Our ability to refinance existing debt (including refinancing existing securitization debt) and borrow additional funds is affected by a variety of factors:

•	the available liquidity in the credit markets and in particular, the availability of credit in the market for asset-backed lending;

•	prevailing interest rates;

•
an event of default, a negative ratings action by a rating agency and limitations imposed on us under the agreements governing our current debt that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;

•	the strength of the lenders from which we borrow and the amount of borrowing such lenders will or may legally permit to our various businesses taken a whole; and

•	limitations on borrowings imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the facility.
In the event that any of our loan funding facilities is terminated or is not renewed, or if the principal amount that may be drawn under our funding agreements that provide for immediate funding at closing were to significantly decrease, we may be unable to find replacement financing on commercially favorable terms, or at all. This could have a material adverse effect on our business, liquidity, financial condition, cash flows and results of operations. Further, if we are unable to refinance or obtain additional funds for borrowing (including through the securitization markets), our ability to maintain or grow our business could be limited.
A disruption in the secondary home loan market, including the MBS market, could have a detrimental effect on our business.
Demand in the secondary market and our ability to complete the sale or securitization of our home loans or other asset-backed assets such as crop loans or home improvement loans or receivables depends on a number of factors, many of which are beyond our control, including general economic conditions, general conditions in the banking system, the willingness of lenders to provide financing for home loans, the willingness of investors to purchase home loans and MBS, and changes in regulatory requirements. Disruptions in the general MBS market may occur, including, but not limited to in response to the
COVID-19
pandemic. Any significant disruption or period of illiquidity in the general MBS market could directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices, which could be detrimental to our business, including, but not limited to, increasing our cost of funds due to extended dwell time on our warehouse lines, and a negative impact on our liquidity due to write-downs on the value of the loans held on our balance sheet, and the application of large haircuts due to longer dwell times.

FAM’s status as an approved seller-servicer for Fannie Mae and Freddie Mac, an approved Ginnie Mae issuer and an approved non-supervised
FHA and VA mortgagee, and FAR’s status as an approved
non-supervised
FHA mortgagee and an approved Ginnie Mae issuer, are subject to compliance with each of their respective guidelines and other conditions they may impose, and the failure to meet such guidelines and conditions could have a material adverse effect on our overall business and our financial position, results of operations and cash flows.
FAM’s status as an approved seller-servicer for Fannie Mae and Freddie Mac, an approved Ginnie Mae issuer and an approved non-supervised
FHA and VA mortgagee, and FAR’s status as an approved
non-supervised
FHA mortgagee and an approved Ginnie Mae issuer, are subject to compliance with each agency’s respective regulations, guides, handbooks, mortgagee letters and all participants’ memoranda. For example, as a Ginnie Mae issuer, FAR must meet certain minimum capital requirements, including, but not limited to: (i) Ginnie Mae’s requirement that non-depository
institutions hold equity capital in the amount of at least 6% of total assets, which technical non-compliance
was the result of a change in accounting for HMBS transactions, and (ii) Fannie Mae’s minimum acceptable capital requirement of a 6% minimum tangible capital ratio. Any loss of FAM’s status as an approved seller-servicer for Fannie Mae and Freddie Mac, an approved Ginnie Mae issuer or an approved non-supervised FHA and VA mortgagee, or of FAR’s status as an approved non-supervised
FHA mortgagee or an approved Ginnie Mae issuer, could have a material adverse effect on our overall business and our financial position, results of operations and cash flows.
We are required to follow specific guidelines and eligibility standards that impact the way we service and originate GSE and U.S. government agency loans, including guidelines and standards with respect to:

•	credit standards for mortgage loans;

•	our staffing levels and other servicing practices;

•	the servicing and ancillary fees that we may charge;

•	our modification standards and procedures;

•	the amount of reimbursable and non-reimbursable advances that we may make; and

•	the types of loan products that are eligible for sale or securitization.
These guidelines provide the GSEs and other government agencies with the ability to provide monetary incentives for loan servicers that perform according to their standards for origination and servicing, and to assess penalties for those that do not. At the direction of the FHFA, Fannie Mae and Freddie Mac have aligned their guidelines for servicing delinquent mortgages, which could result in monetary incentives for servicers that perform well and to assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations. We generally cannot negotiate these terms with the agencies, and they are subject to change at any time without our specific consent. A significant change in these guidelines that decreases the fees we charge or requires us to expend additional resources to provide mortgage services could decrease our revenues or increase our costs.
In addition, changes in the nature or extent of the guarantees provided by Fannie Mae, Freddie Mac, Ginnie Mae, the U.S. Department of Agriculture (“USDA”) or the VA, or the insurance provided by the FHA, or coverage provided by private mortgage insurers, could also have broad adverse market implications. Any future increases in guarantee fees by the agencies, the VA or USDA, or increases in the premiums we are required to pay to the FHA or private mortgage insurers for mortgage insurance, could increase mortgage origination costs and insurance premiums for our clients. These industry changes could negatively affect demand for our mortgage services and consequently our origination volume, which could be detrimental to our business. We cannot predict whether the impact of any proposals to move Fannie Mae and Freddie Mac out of conservatorship would require them to increase their fees.

Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.
Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, inflationary pressures which limit surplus cash and increased unemployment or stagnant or declining wages affect our clients’ ability to purchase homes or to refinance. National or global events affect macroeconomic conditions. Weak or significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential clients to take out loans. Such economic factors affect loan origination volume. Excessive home building or historically high foreclosure rates resulting in an oversupply of housing in a particular area may depress to value of homes, potentially increasing the risk of loss on defaulted mortgage loans.
Recently, financial markets have experienced significant volatility as a result of the effects of the
COVID-19
pandemic. To combat the COVID-19 pandemic, many state and local jurisdictions enacted measures requiring closure of businesses and other economically restrictive efforts. The federal government initially responded by adopting a series of measures designed to protect the economy; however, many of the earlier benefits have been exhausted. The full impact of the
COVID-19
pandemic on the economy may not be realized for months, or even years. There may be a significant increase in the rate and number of mortgage payment delinquencies, and house sales, home prices, and multifamily fundamentals may be adversely affected, leading to an overall material adverse decrease on our mortgage origination activities. See “—Risks related to
COVID-19.”
Any uncertainty or deterioration in mortgage market conditions, including due to geopolitical tensions arising out of Russia’s invasion of Ukraine could lead to a decrease in loan originations which will result in lower revenue on loans sold into the secondary market. Lower loan origination volumes generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Such events could be detrimental to our business. Moreover, any deterioration in market conditions that leads to an increase in loan delinquencies will result in lower revenue for loans we service for the GSEs and Ginnie Mae because we collect servicing fees from them only for performing loans, and may delay collection of servicing fees from some securitizations.
Additionally, origination of purchase money loans is seasonal. Historically, our purchase money loan origination activity is larger in the second and third quarters of the year, as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. As a result, our loan origination revenues vary from quarter to quarter.
Increased delinquencies will also increase the cost of servicing the loans and may result in a negative MSR if the cost of servicing the loans exceeds the servicing fees. The decreased cash flow from lower servicing fees could decrease the estimated value of our MSRs, resulting in recognition of losses when we write down those values. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts and increases our obligation to advance certain principal, interest, tax and insurance obligations owed by the delinquent mortgage loan borrower.
Any of the circumstances described above, alone or in combination, may lead to volatility in or disruption of the credit markets at any time and may have a detrimental effect on our business.
We face competition that could adversely affect us and we may not be able to maintain or grow the volumes in our loan origination businesses.
We compete with many third-party businesses in originating traditional, reverse and commercial mortgages and providing certain lender services. Some of our competitors may have more name recognition and greater financial and other resources than we have, including better access to capital. Competitors who originate mortgage loans to retain for investment may have greater flexibility in approving loans.

In our traditional mortgage business, we operate at a competitive disadvantage to federally chartered depository institutions because they enjoy federal preemption. As a result, they conduct their business under relatively uniform U.S. federal rules and standards and are not subject to licensing and certain consumer protection laws of the states in which they do business. Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans. Depository institutions also enjoy regular access to very inexpensive capital. To compete effectively, we must maintain a high level of operational, technological and managerial expertise, as well as access to capital at a competitive cost.
We cannot assure you that we will remain competitive with other originators in the future, a number of whom also compete with us in obtaining financing. In addition, other competitors with similar objectives to our own may be organized in the future and may compete with us in one or more of our business lines. These competitors may be significantly larger than us, may have access to greater capital and other resources or may have other advantages. Furthermore, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.
Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates; our Company is exposed to other credit risk.
Our profitability is directly affected by changes in interest rates. The market value of closed loans held for sale and interest rate locks generally change along with interest rates. The value of such assets moves opposite of interest rate changes. For example, as interest rates rise, the value of existing mortgage assets falls.
We employ various economic hedging strategies to mitigate the interest rate and the anticipated loan financing probability or “pull-through risk” inherent in such mortgage assets. Our use of these hedge instruments may expose us to counterparty risk as they are not traded on regulated exchanges or guaranteed by an exchange or its clearinghouse and, consequently, there may not be the same level of protections with respect to margin requirements and positions and other requirements designed to protect both us and our counterparties. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if a counterparty fails to perform under a derivative agreement we could incur a significant loss.
Our hedge instruments are accounted for as free-standing derivatives and are included on our consolidated balance sheet at fair market value. Our operating results could be negatively affected because the losses on the hedge instruments we enter into may not be offset by a change in the fair value of the related hedged transaction.
Our hedging strategies also require us to provide cash margin to our hedging counterparties from time to time. The Financial Industry Regulatory Authority, Inc. requires us to provide daily cash margin to (or receive daily cash margin from, depending on the daily value of related MBS) our hedging counterparties from time to time. The collection of daily margin between us and our hedging counterparties could, under certain MBS market conditions, adversely affect our short-term liquidity and cash-on-hand.
Additionally, our hedge instruments may expose us to counterparty risk—the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which loss exceeds the value of existing collateral, if any.
A portion of our assets consist of MSRs, which may fluctuate in value. Although we do not currently, we may in the future hedge a portion of the risks associated with such fluctuations. There can be no assurance such hedges would adequately protect us from a decline in the value of the MSRs we own, or that a hedging strategy utilized by us with respect to our MSRs would be well-designed or properly executed to adequately address such fluctuations. A decline in the value of MSRs may have a detrimental effect on our business.

A portion of our assets consist of MSRs, which may fluctuate in value. While we hedge our residential mortgage MSRs through an intercompany swap with our reverse business line to take advantage of the natural hedge between residential mortgage MSRs and proprietary reverse loans, there can be no assurance such hedges would adequately protect us from a decline in the value of the MSRs we own, or that a hedging strategy utilized by us with respect to such assets would be well-designed or properly executed to adequately address such fluctuations. A decline in the value of MSRs may have a detrimental effect on our business.
Further, although our Company hedges in order to mitigate interest rate risks, our Company’s assets are still exposed to market risks due to variations in prepayment speeds and credit spreads. Prepayment speed is the measurement of how quickly loans are repaid above the amortization schedule. Increasing prepayment speed may adversely affect the value of our MSRs and our retained securities. While we attempt to hedge the prepayment activity correlated with interest rates, there may be other drivers of prepayment speeds, such as excess home price appreciation, that we do not hedge. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark. Volatility in market conditions, resulting from events such as COVID-19 or unstable geopolitical conditions such as the military action by Russia against Ukraine, cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market and price transparency of real estate related or asset-backed assets. Such market conditions can be volatile from time to time and can further deteriorate as a result of a variety of factors beyond our control with adverse effects to our financial condition.
These events may impede, delay or complicate our ability to securitize or sell our assets held for sale, increase financing costs for our Company and our ability to borrow capital generally. We generally do not hedge credit spreads.
We have third-party secondary marketing risks and counterparty risks (including mortgage loan brokers) which could have a material adverse effect on our business, liquidity, financial condition and results of operation.
Secondary Marketing Risks
: We provide representations and warranties to purchasers and insurers of the loans and in connection with our securitization transactions, as well as indemnification for losses resulting from breaches of representations and warranties. In the event of a breach, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. While our contracts vary, they generally contain broad representations and warranties, including but not limited to representations regarding loan quality and underwriting (including compliant appraisals, calculations of income and indebtedness, and occupancy of the mortgaged property); securing of adequate mortgage and title insurance within a certain period after closing; and compliance with regulatory requirements. We may also be required to repurchase loans if the borrower fails to make certain loan payments due to the purchaser, typically for the first
1-3
payments due to purchaser. These obligations are affected by factors both internal and external in nature, including, the volume of loan sales and securitizations, to whom the loans are sold and the terms of our purchase and sale agreements, the parties to whom our purchasers sell the loans subsequently and the terms of those agreements, actual losses on loans which have breached representations and warranties, our success rate at curing deficiencies or appealing repurchase demands, our ability to recover any losses from third parties, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economies. Many of the factors are beyond our control and may lead to judgments that are susceptible to change. See “—A significant increase in delinquencies on the mortgage loans we originate could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSR portfolio.”
When engaging in securitization transactions, we also prepare marketing and disclosure documentation, including term sheets, offering documents, and prospectuses, that include disclosures regarding the securitization transactions and the assets being securitized. If our marketing and disclosure documentation is alleged or found to contain material inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We have also engaged in selling or contributing loans to third parties who, in turn, have securitized those loans. In these circumstances, we have in the past and may in the future also prepare marketing and disclosure documentation, including documentation that is included in term sheets, offering documents, and prospectuses relating to those securitization transactions. We could be liable under federal and state securities laws (or under other laws) or contractually for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization.
Additionally, we typically retain various third-party service providers when we engage in securitization transactions, including underwriters or initial purchasers, trustees, administrative and paying agents, and custodians, among others. We frequently contractually agree to indemnify these service providers against various claims and losses they may suffer in connection with the provision of services to us and/or the securitization trust. To the extent any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses as a result of these indemnities.
Third Party Loan Broker Risk
: The brokers through whom we originate have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of such brokers, U.S. federal and state agencies could impose such liability. The DOJ, through its use of a disparate impact theory under the FHA, is actively holding home loan lenders responsible for the pricing practices of independent third-party brokers, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the broker could charge nor kept the money for its own account. In addition, under TILA (as defined below), and the TILA-RESPA (as defined below) Integrated Disclosure rule, we may be held responsible for improper disclosures made to clients by brokers. We may be subject to claims for fines or other penalties based upon the conduct of the independent home loan brokers with which we do business.
Counterparty Credit Risks:
We are exposed to counterparty credit risk in the event of
non-performance
by counterparties to various agreements, including our lenders, servicers and hedge counterparties. Although certain warehouse and other financing facilities lines are committed, we may experience a disruption in operations due to a lender withholding funding of a borrowing requested on the respective financing facility.
Any of the above could adversely affect our business, liquidity, financial condition and results of operations.
We have risks related to our Subservicers which could have a material adverse effect on our business, liquidity, financial condition and results of operation.
Each of our lending businesses acts as named servicer with respect to MSRs that we retain or acquire or otherwise for loans that we are required to service (including as an issuer of Ginnie Mae securities) and in each such case, the related business contracts with various third parties (collectively, the “Subservicers”) for the subservicing of the loans. In addition, we engage Subservicers to service loans which we hold on our balance sheet. FAM has contracted with LoanCare, LLC, a Virginia limited liability company (“LoanCare”), and ServiceMac, LLC, a Delaware limited liability company (“ServiceMac”), as subservicers to perform traditional mortgage servicing functions on our behalf (LoanCare and ServiceMac, in such capacity, each referred to herein as a “Traditional Servicer” and collectively as the “Traditional Servicers”). LoanCare currently services the majority of our traditional servicing book, but we anticipate using both LoanCare and ServiceMac in the future. FAM has contracted with Servis One, Inc. d/b/a BSI Financial Services, a Delaware corporation, Specialized Loan Servicing LLC, a Delaware limited liability company, and Fay Servicing, LLC, a Delaware limited liability company (the “Commercial Servicers”), as subservicers to perform commercial mortgage servicing functions. FAR has contracted with Compu-Link Corporation (d/b/a Celink), a Michigan corporation (“Celink”), as a subservicer to perform reverse mortgage servicing functions on our behalf, and with ServiceMac, LLC, a

Delaware limited liability company (“ServiceMac”), as a subservicer of its proprietary hybrid mortgage loan product. These subservicing relationships present a number of risks to us.
Failure by the Traditional Servicers to comply with the Fannie Mae and Freddie Mac servicing guidelines, when applicable, including forbearance requirements issued as a result of COVID-19 or any other macroeconomic event, can result in the assessment of fines and loss of reimbursement of loan related advances, expenses, interest and servicing fees. The Traditional Servicers have obligations to promptly apply payments received from borrowers, to properly manage and reconcile tax and insurance escrow accounts, and to comply with obligations to pay taxes and insurance in a timely manner for escrowed accounts. If the Traditional Servicers are not vigilant in encouraging borrowers to make their monthly payments or to keep their hazard insurance premiums or property taxes current, the borrowers may be less likely to make these payments, which could result in a higher frequency of default. If the Traditional Servicers take longer to mitigate losses or liquidate non-performing
assets, loss severities may be higher than originally anticipated. If fines or any amounts lost are not recovered from Traditional Servicers, such events frequently lead to the eventual realization of a loss by us.
Failure by the Commercial Servicers to meet stipulations of the servicing and securitization agreements can result in the loss of reimbursement of loan related advances, expenses, interest and servicing fees.
We rely on Celink to subservice all of our reverse mortgage portfolio (other than FAR’s proprietary hybrid mortgage loan product), including the HECM portfolio. Failure by Celink to meet the requirements of the HUD servicing guidelines can result in the assessment of fines and loss of reimbursement of loan related advances, expenses, interest and servicing fees. Moreover, if Celink is not vigilant in encouraging borrowers to make their real estate tax and property insurance premium payments, the borrowers may be less likely to make these payments, which could result in a higher frequency of default for failure to make these payments. If Celink misses HUD and Ginnie Mae timelines for liquidating non-performing
assets, loss severities may be higher than originally anticipated, and we may be subject to penalties by HUD and Ginnie Mae, including curtailment of interest. If fines or any amounts lost are not recovered from Celink, such events frequently lead to the eventual realization of a loss by us.
We rely on ServiceMac to subservice our proprietary hybrid mortgage loan product, which combines features of both traditional residential mortgages and reverse mortgages. Many of the risks specific to the subservicing of either traditional residential mortgages or reverse mortgages both apply to this product. Also, due to the unique nature of this product, issues or questions of first impression may arise from time to time, resulting in subservicing-related challenges and uncertainties.
In our reverse mortgage business, we believe the number of viable subservicers is limited, either due to the requisite Ginnie Mae authority and experience needed or, in the case of our proprietary hybrid mortgage loan product, due to the unique nature of the product and the need to combine both forward and reverse mortgage servicing functions when subservicing the product. Unless more subservicers enter this space, the quality of subservicing practices may deteriorate, and we could have limited options in the event of subservicer failure. The failure of a subservicer to effectively service the HECM, proprietary jumbo reverse and proprietary hybrid mortgage loans we own or the loans underlying the Agency HMBS and non-Agency
HMBS we issue and hold in our portfolio or sell to third parties could have a material and adverse effect on our business and our financial condition.
Our Subservicers may be required to be licensed under applicable state law, and they are subject to various federal and state laws and regulations, including regulation by the CFPB. (See “Risks Related to Laws and Regulations—We operate in heavily regulated industries, and our mortgage loan origination and servicing activities (including lender services) expose us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state and local levels.”) Failure of the Subservicers to comply with applicable laws and regulations may expose them to fines, responsibility for refunds to borrowers, loss of licenses needed to conduct their business, and third-party litigation, all of which may adversely impact the

Subservicers’ financial condition and ability to perform their responsibilities under the related subservicing agreement. In addition, regulators or third parties may take the position that we were responsible for the Subservicers’ actions or failures to act; in that event, we might be exposed to the same risks as the Subservicers.
Our Subservicers may experience financial difficulties from time to time arising out of legal and regulatory issues as described in the prior paragraph or arising from other events. If any of our Subservicers experiences financial difficulties, including as a result of a bankruptcy, it may not be able to perform its subservicing and indemnification duties under the related subservicing agreement. There can be no assurance that each of our Subservicers will remain solvent or that such Subservicer will not file for bankruptcy at any time.
If any of our Subservicers or any of their respective vendors fails to perform its duties pursuant to its related subservicing agreement, whether due to legal and regulatory issues or financial difficulties as described in the two preceding paragraphs or for any other reason, our business acting as the named servicer (or for balance sheet loans, the owner of the loan) will be required to perform the servicing functions previously performed by such subservicer or cause another subservicer to perform such duties, to the extent required pursuant to the related servicing agreement. The process of identifying and engaging a suitable successor subservicer and transitioning the functions performed by our Subservicer to such successor subservicer could result in delays in collections and other functions performed by our Subservicer and expose our business to breach of contract and indemnity claims relating to its servicing obligations. Such delays may also adversely affect the value of the residual interests that we own in our securitizations and loans.
If we do suffer a loss due to a Subservicer’s failure to perform, the recovery process against a Subservicer can be prolonged and may be subject to our meeting minimum loss deductibles under the indemnification provisions in our agreements with the Subservicer. The time may be extended as the Subservicer has the right to review underlying loss events and our request for indemnification. The amounts ultimately recovered from the Subservicers may differ from our estimated recoveries recorded based on the Subservicers’ interpretation of responsibility for loss, which could lead to our realization of additional losses. We are also subject to counterparty risk for collection of amounts which may be owed to us by a Subservicer. For example, Reverse Mortgage Solutions (“RMS”), who previously serviced a significant amount of loans for FAR, filed for Chapter 11 bankruptcy protection on February 11, 2019. RMS subsequently rejected its subservicing agreement with FAR. FAR has filed a claim in the RMS bankruptcy for losses and potential future losses resulting from RMS’ failure to service loans in accordance with the terms of the subservicing agreement, and while some recovery is anticipated, it will be far less than the estimated current and future losses.
We also may suffer losses as a result of our agreement to indemnify our Subservicers for any losses resulting from their subservicing of the mortgage loans in accordance with the related subservicing agreement (so long as such loss does not result from the applicable Subservicer’s failure to act in accordance with standards specified under the related subservicing agreement). To the extent that we do not have a right to reimburse ourselves for the same amounts under our servicing agreements or if there are insufficient collections in respect of the mortgage loans for such reimbursements, we may face losses in our servicing business.
Reputational harm, including as a result of our actual or alleged conduct or public opinion, could adversely affect our business, results of operations, and financial condition.
Reputational risk is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including loan origination, loan servicing, debt collection practices, corporate governance and other activities. Negative public opinion can also result from actions taken by government regulators and community organizations in response to our activities, from consumer complaints, including in the CFPB complaints database, from litigation filed against us, and from media coverage, whether accurate or not.
The reverse mortgage origination business as a whole had reputational issues arising after 2007, when home values were decreasing nationwide, and the only products available to consumers were HECM products. Prior to

2015, HECM products were not underwritten to confirm the ability of borrowers to pay taxes and insurance; while the proceeds provided initial cash benefits to the borrowers, if they ultimately were unable or unwilling to pay property taxes and insurance, foreclosures for default would result, and eventually the reverse mortgage borrowers would be evicted. In addition, for various reasons, borrowers would sometimes not have their spouses on the reverse mortgage, with the result that when the borrower died, the non-borrowing
spouse would be facing a
due-and-payable
balance which they often were not able to refinance. Because absent an event of default, reverse mortgages only become due and payable upon the death of the borrower, and the estate or heirs may not be engaged in the post-termination resolution of the reverse mortgage, reverse mortgages end with foreclosure more often than traditional mortgages. Those public filings are aggregated and come under scrutiny by agenda-driven groups who may not understand that the borrower is not being evicted and simply believe they have spotted a pattern of foreclosure for this type of loan. These issues led to adverse publicity in the reverse mortgage industry. The issuance of specific regulations and guidance requiring that borrowers be clearly informed regarding their obligations to pay taxes and insurance during the application process and the requirement of “financial assessment” by HUD starting in 2015 have greatly decreased the risks of default due to failure to pay taxes and insurance. HUD also provided clear guidance regarding both underwriting and servicing of loans involving non-borrower
spouses, significantly decreasing the risks of those situations. FAR’s policy is to follow all applicable marketing guidance and regulations. FAR requires pre-application
HUD counseling for
non-agency
reverse mortgages, and also underwrites these loans for the borrower’s willingness and ability to pay property taxes and hazard insurance premiums. In addition, for non-agency
reverse mortgages, FAR has more latitude to employ a variety of loss mitigation solutions to avoid foreclosure when the borrower is still living in the home. Nevertheless, there may be situations where foreclosure is the only resolution to the loan. Foreclosures where the reverse mortgage borrower is still living in the home—or even when the borrower is no longer occupying the home—may lead to increased reputational risk. In addition, negative publicity due to actions by other reverse mortgage lenders could cause regulatory focus on our business as well.
Large-scale natural or
man-made
disasters may lead to further reputational risk in the servicing area. Mortgage properties are generally required to be covered by hazard insurance in an amount sufficient to cover repairs to or replacement of the residence. However, when a large scale disaster occurs, such as Hurricanes Harvey and Maria in 2017, the demand for inspectors, appraisers, contractors and building supplies may exceed availability, insurers and mortgage servicers may be overwhelmed with inquiries, mail service and other communications channels may be disrupted, borrowers may suffer loss of employment and unexpected expenses which cause them to default on payments and/or renders them unable to pay deductibles required under the insurance policies, and widespread casualties may also affect the ability of borrowers or others who are needed to effect the process of repair or reconstruction or to execute documents. Loan originations may also be disrupted, as lenders are required to reinspect properties which may have been affected by the disaster prior to funding. In these situations, borrowers and others in the community may believe that servicers and originators are penalizing them for being the victims of the initial disaster and making it harder for them to recover, potentially causing reputational damage to us. Further, if there are significant delinquencies in the mortgage portfolio which we service, there are likely to be increased numbers of loans upon which we will be required to foreclose. Larger numbers of foreclosures will increase reputational risk in the mortgage area.
Moreover, the proliferation of social media websites as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets.
In addition, our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents, or even if related to practices not specific to the origination or servicing of loans, such as debt collection—could erode trust and confidence and damage our reputation among existing and potential clients. In turn, this could decrease the demand for our products, increase regulatory scrutiny and detrimentally effect our business, financial condition and results of operations.
Our decentralized traditional mortgage origination branches operate under multiple brand names, which may put us at a competitive disadvantage compared with nationally branded competitors.
Our decentralized traditional mortgage origination branches operate under multiple brand names. Many of these branches have been operating locally under their branch name for many years, and they have built brand recognition on a local basis. However, a number of our mortgage origination competitors have invested considerable resources to build nationally recognized brands. Our competitors that operate under a national brand may have a competitive advantage due to name recognition. If we are unable to maintain and/or increase our name recognition under our multiple brand names in the mortgage origination market, we may experience adverse effects to our customer retention and market share.
A significant increase in delinquencies on the mortgage loans we originate could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSR portfolio.
An increase in delinquency rates could adversely affect our business, financial condition and results of operations.

•
Revenue
. An increase in delinquencies will result in lower revenue for loans we service for GSEs and Ginnie Mae through Subservicers because we only collect servicing fees from GSEs and Ginnie Mae for performing loans. In addition, an increase in delinquencies reduces cash held in collections and other accounts and lowers the interest income that we receive.

•
Expenses
. An increase in delinquencies will result in a higher cost to service such loans due to the increased time and effort required to collect payments from delinquent borrowers and an increase in interest expense as a result of an increase in our advancing obligations.

•
Liquidity
. An increase in delinquencies could also negatively impact our liquidity because of an increase in both (i) principal and interest and (ii) servicing advances, resulting in an increase in borrowings under advance facilities and/or insufficient financing capacity to fund increases in advances. These advances also increase our expenses, as we are responsible for the interest on our borrowings under the advance facilities. See “—We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.”

•
Valuation of MSRs
. We value our MSRs based on, among other things, our projections of the cash flows from the related pool of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of our MSRs could be diminished. Likewise, prepayment speeds of the mortgages underlying the MSRs could impact the valuation of the MSRs if prepayment speeds increase the valuation of the MSR could decrease. If the estimated fair value of MSRs is reduced, we would record a loss which would adversely impact our ability to satisfy minimum net worth covenants and borrowing conditions in our debt agreements which could have a negative impact on our financial results.

•
I
ncreased Risk of Repurchase or Indemnification Demands:
Delinquencies and losses incurred by subsequent purchasers will typically result in an enhanced file review by the party who suffered the loss—which may be our counterparty, a securitization trust, or an agency—in an effort to mitigate their losses by finding justification for demand repurchase or indemnification against us. While claims based upon breaches of representations and warranties are generally subject to a statute of limitation, indemnification claims do not accrue until the loss has occurred. This has the effect of lengthening indefinitely the time in which a subsequent owner can raise such claims. As a result, FAM and FAR have received indemnification claims in the past few years which are the result of loans made by predecessor entities prior to 2009. Some of these claims have extended to include loans made and sold by entities which have never been affiliated with FAM and FAR, but may have either sold business assets to predecessor entities of FAM and FAR, or whose management was subsequently employed by the predecessor entities to FAM and FAR. These have included, for example, a lawsuit filed by the Lehman Brothers Holdings’ Inc. bankruptcy estate (“LBHI”), based upon LBHI’s settlements with Fannie Mae and Freddie Mac and with RMBS Trustees for which the seller of FAM’s predecessor fully indemnified FAM. JPMorgan Chase & Co. has sent a similar demand for indemnification for a settlement it entered with RMBS Trustees and monoline insurance carriers, which we believe should also be covered by the same indemnification provisions. While for these specific cases we should be indemnified by the sellers of the predecessor entities, these demands demonstrate the long tail of representation and warranty issues when a loan (or a pool of loans) results in an aggregate loss to the ultimate holder, resulting in a chain of indemnification claims. There have been some actions taken by Fannie Mae and Freddie Mac to alleviate originator concerns that loans which perform for many years and then default can result in such claims; however, significant risk remains in this area.

•
Credit Risk
. While we generally limit our credit risk on loans, we may have two situations where we do have exposure. One is loans held for sale or investment. We may elect to hold new types of loans on our balance sheet for a period in order to earn income and extract data about how such loans perform before offering them into the market. For example, we began originating non-agency reverse mortgages in November 2014, but did not sell them to third parties until 2016. In 2020, we acquired $146.2 million in loans from FarmOp Capital LLC, and currently hold $69.1 million on our balance sheet. We typically sell new loan originations within 30 days of closing; however, there are times when we are delayed due to documentation issues, market disruptions like that caused by COVID-19, or for other reasons. If these loans become delinquent or go into default while they are on our balance sheet, we may experience losses

In addition to whole loans which are on our balance sheet, we also hold residual strips from our securitizations. In effect, we are absorbing the first losses from these portfolios. Increased delinquencies will reduce the value and ultimately the cash flow from these residual interests.
We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
During any period in which a borrower is not making payments on a loan we service for a third party, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements, and pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties. For our mortgage loans, as home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances, and in certain situations our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a loan serviced by us defaults or becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law or regulation, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could be detrimental to our business. As our servicing portfolio continues to age, defaults could increase, which may increase our costs of servicing and could be detrimental to our business. Market disruptions such as the
COVID-19
pandemic, relief such as the CARES Act and similar state laws including foreclosure and eviction moratoria, and the GSEs temporary period of forbearance for clients unable to pay on certain mortgage loans, may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans. With specific regard to the
COVID-19
pandemic, any regulatory or
GSE-specific
relief on servicing advance obligations provided to mortgage loan servicers has so far been limited to
GSE-eligible
mortgage loans and does not extend to any
non-GSE
mortgage loan products such as jumbo mortgage loans. With respect to FAM,

approximately 0.25% of our serviced mortgage loans by units (0.26% of our serviced mortgage loans by UPB) are in forbearance as of December 31, 2021.
The VA guarantee on delinquent VA guaranteed loans may not make us whole on losses or advances we may have made on the loan. If the VA determines the amount of the guarantee payment will be less than the cost of acquiring the property, it may elect to pay the VA guarantee and leave the property securing the loan with us (a “VA no-bid”).
If we cannot sell the property for a sufficient amount to cover amounts outstanding on the loan we will suffer a loss which could, on an aggregate basis and if the percentage of VA no-bids
increases, have a detrimental impact on our business and financial condition.
In addition, for certain traditional loans sold to Ginnie Mae, we, as the servicer, have the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent greater than 90 days. Once we have the unilateral right to repurchase the delinquent loan, we have effectively regained control over the loan and we must recognize the loan on our balance sheet and recognize a corresponding financial liability. For HECMs
(HUD-insured
reverse mortgage loans), we also have an obligation to buy loans out of the Ginnie Mae pools when the unpaid principal balance reaches 98% of the maximum claim amount. Any significant increase in required servicing advances or delinquent loan repurchases could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition.
The replacement of LIBOR with an alternative reference rate may have a detrimental effect on our business.
On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”), which regulates LIBOR, announced (the “FCA Announcement”) that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA Announcement coincides with the March 5, 2021, announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (the “IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. Further, Ginnie Mae stopped accepting deliveries of new LIBOR-based adjustable rate HECMs for its HMBS securitizations issued on or after March 1, 2021. The United States Federal Reserve has also advised banks to cease entering into new contracts that use LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, and potential margin adjustments in connection with the transition, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We cannot predict the effect of the decision not to sustain LIBOR, or the potential transition to SOFR or another alternative reference rate as LIBOR’s replacement.
As of December 31, 2021, 93% of our outstanding financing arrangements bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. Any changes, reforms or replacements relating to LIBOR could increase our interest expense and could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, there could be a mismatch between the timing of adjusting the floating base rate from LIBOR to an alternative base rate upon the discontinuation of LIBOR, between our financing arrangements and our loans, which may have an immediate and significant adverse impact on our results of operations and cash flows and the market value of our investments. We are monitoring the developments with respect to the phasing out of LIBOR and are working to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Our counterparties may terminate subservicing contracts under which we conduct servicing activities.
The majority of the mortgage loans we service are serviced on behalf of Fannie Mae, Freddie Mac and Ginnie Mae. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards.
As is standard in the industry, under the terms of our master servicing agreements with the GSEs, the GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to transfer the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with the GSEs with little or no notice and without any compensation. If Fannie Mae, Freddie Mac or Ginnie Mae were to terminate us as a servicer, or increase our costs related to such servicing by way of additional fees, fines or penalties, such changes could have a material adverse effect on the revenue we derive from servicing activity, as well as the value of the related MSRs. These agreements, and other servicing agreements under which we service mortgage loans for non-GSE
loan purchasers, also require that we service in accordance with GSE servicing guidelines and contain financial covenants. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with little notice and little to no compensation. If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business.
Risks Related to Our Lender Services Businesses
The engagement of our Lender Services business by our loan originator businesses may give appearance of a conflict of interest.
Our Lender Services segment provides services to our lender business lines which could create, appear to create or be alleged to create conflicts of interest. By obtaining services from an affiliate, there is risk of possible claims of collusion, that such services are not provided by our Lender Services segment upon market terms, or that the service provider is being “controlled” by the lender. We have adopted policies, procedures and practices that are designed to identify and mitigate any such perceived conflicts of interest. For example, our Lender Services businesses are led by an experienced executive who does not report to any of the heads of the lending businesses; and the lending businesses are not required to use Lender Services (and often do not). However, there can be no assurance that such measures will be effective in eliminating all conflicts of interest or that third parties will refrain from making such inferences. Appropriately identifying and dealing with conflicts of interest is complex and difficult, and our reputation, which is one of our most important assets, could be damaged and the willingness of counterparties to enter into transactions with us may be affected if we fail, or appear to fail, to identify, disclose and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.
Third party customers of our Lender Services Businesses may be concerned about conflicts of interest within our Lender Services Businesses, due to their affiliation with the Company.
Our third-party customers for the Lender Services Businesses are generally banks, savings and loans, credit unions, and independent mortgage or non-mortgage
lenders. They may be concerned that information obtained by Lender Services in providing services to them is being shared with our lending businesses and used to compete with them. We are careful to preserve the confidentiality and integrity of information which our Lender Services businesses obtain in the process of providing services to our clients, and do not share this information with anyone, including our lending businesses, and we often include this representation in our contracts with lending institutions we serve. However, the perception that such sharing could occur may limit the ability of Lender Services to obtain new business.
Our Lender Services business has operations in the Philippines that could be adversely affected by changes in political or economic stability or by government policies.
Our Lender Services business operates a foreign branch in the Philippines, which is subject to relatively higher degrees of political and social instability than the United States and may lack the infrastructure to withstand political unrest or natural disasters. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. If we had to curtail or cease operations in the Philippines and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as The Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.
There is no guarantee that demand for the services offered by our Lender Services business will grow.
There is no guarantee that demand for the services offered by our Lender Services business will grow. The historical growth rate of our Lender Services business may not be an indication of future growth rates for such business generally. Although our lending businesses originate a large volume of loans, we may be unable to capture the related lending services business for these loans. For example, we may not be able to offer our title services for some of our originated loans because we may not be licensed as required in the state where the property is located. Additionally, borrowers are able to select their title company and may choose a third-party provider over us. We also face competition for our Lender Services business from third parties. If we cannot expand our services to meet the demands of this market, our revenue may decline, we may fail to grow our Lender Services business, and we may incur operating losses as a result.
Risks Related to Laws and Regulations
We operate in heavily regulated industries, and our mortgage loan origination and servicing activities (including lender services) expose us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state and local levels.
Due to the heavily regulated nature of the financial services industry, we are required to comply with a wide array of U.S. federal, state and local laws, rules and regulations that regulate, among other things, the manner in which we conduct our loan origination, servicing and ancillary businesses and the fees that we may charge, how we compensate our loan officers, and the collection, use, retention, protection, disclosure, transfer and other processing of personal information. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory and enforcement authority over our businesses. From time to time, we may also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to our servicing and lending activities. The GSEs (and their conservator, the FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency
securitization trustees and others also subject us to periodic reviews and audits. These laws, regulations and oversight can significantly affect the way that we do business, can restrict the scope of our existing businesses, limit our ability to expand our product offerings or to pursue acquisitions, or can make our costs to service or originate loans higher, which could impact our financial results. Failure to comply with applicable laws and regulatory requirements may result in, among other things, revocation of or inability to renew required licenses or registrations, loss of approval status, termination of contracts without compensation, administrative enforcement actions and fines, private lawsuits, including those styled as class actions, cease and desist orders and civil and criminal liability.
We must comply with a large number of federal, state and local consumer protection laws including, among others, the and the Truth in Lending Act, as amended, together with its implementing regulations (Regulation Z) (“TILA”), the Fair Debt Collection Practices Act (“FDCPA”), the Real Estate Settlement Procedures Act, as amended, together with its implementing regulations (Regulation X) (“RESPA”), the Equal Credit Opportunity Act, as amended, together with its implementing regulations (Regulation B) (“ECOA”), the Fair Credit Reporting Act, as amended, and its implementing regulations (Regulation V) (“FCRA”), the Fair Housing Act, the Telephone Consumer Protection Act, as amended (“TCPA”), the Gramm-Leach-Bliley Act, together with its implementing regulations (Regulation P) (“GLBA”), the Mortgage Advertising Practices Rules (Regulation N) (“MAP Rule”), the Electronic Funds Transfer Act, as amended, and its implementing regulations (Regulation E) (“EFTA”), the Servicemembers’ Civil Relief Act, as amended (“SCRA”), the Homeowners Protection Act, as amended (“HPA”), the Home Mortgage Disclosure Act, together with its implementing regulations (Regulation C) (“HMDA”), the S.A.F.E. Mortgage Licensing Act, as amended (the “SAFE Act”), the Federal Trade Commission Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, together with its implementing regulations (the “Dodd-Frank Act”), U.S. federal and state laws prohibiting unfair, deceptive, or abusive acts or practices and state foreclosure laws. Antidiscrimination statutes, such as the Fair Housing Act and ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative effect on a protected class of individuals). These statutes apply to loan origination, marketing, the amount and nature of fees that may be charged for transactions and incentives, such as rebates, use of credit reports, safeguarding of non-public,
personally identifiable information about our clients, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and required disclosures and notices to clients. We are also subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository
lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA, RESPA, HMDA, ECOA, FCRA, GLBA and the FDCPA.
One such law, RESPA, among other provisions, prohibits the payment of fees or other things of value in exchange for referrals of real estate settlement services, which would include residential mortgage loans. RESPA expressly permits the payment of reasonable value for non-referral
services and facilities actually performed and provided. When a lender seeks to rely on this exception to the anti-kickback requirements it must be prepared to demonstrate that the services or facilities for which compensation is paid are separate and distinct from any referral and the amount paid is reasonable. If the amount paid exceeds the reasonable value, the excess could be attributable to the referral. The Company, like many originating lenders, uses “marketing services agreements” and “desk rental agreements” with sources of potential loan referrals, like real estate agencies and home builders. A “marketing services agreement” is an agreement under which a lender compensates a service provider for performing actual marketing services directed to the general public. A “desk rental agreement” is the lease of office space, furniture and equipment, use of common areas, and other services, like utilities, internet, shared receptionist, and janitorial services. From a RESPA perspective, the analysis focuses on whether the general marketing services or lease of facilities are separate and distinct from any referrals that may occur, whether the services or facilities actually are being performed or provided and whether the amounts paid by the lender do not exceed the fair market value for such services and facilities. The Company uses a third party to provide independent valuation services and has an internal monitoring function to ensure the actual performance of services and provision of the leased facilities. While the Company believes that these arrangements comply with RESPA, there is no assurance that the CFPB or other governmental entity with authority to enforce RESPA or a court will share this view.
The scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased over time, in response to the financial crisis in 2008 and other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. These laws are subject to changing interpretations which could have a negative impact on our business or operations. We expect that our business will remain subject to extensive regulation and supervision. These regulatory changes will result in an increase in our regulatory compliance burden and associated costs and place restrictions on our origination and servicing operations. Our business may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or Congressional leadership.
Regulatory authorities and private plaintiffs may and do allege that we failed to comply with applicable laws, rules and regulations where we believe we have complied. These allegations may relate to past conduct and/or past business operations, such as the prior activity of acquired entities. Even unproven allegations that our activities have not complied or do not comply with all applicable laws and regulations may have a material adverse effect on our business, financial condition and results of operations. Our failure to comply with applicable U.S. federal, state and local consumer protection and data privacy laws could lead to:

•	loss of our licenses and approvals to engage in our servicing and lending businesses;

•	damage to our reputation in the industry;

•	governmental investigations and enforcement actions;

•	administrative fines and penalties and litigation;

•	civil and criminal liability, including class action lawsuits;

•
diminished ability to sell loans that we originate or purchase, requirements to sell such loans at a discount compared to other loans or repurchase or address indemnification claims from purchasers of such loans, including the GSEs;

•	inability to raise capital; and

•	inability to execute on our business strategy, including our growth plans.
These U.S. federal, state and local laws and regulations are amended from time to time, and new laws and regulations may go into effect. While we have processes and systems in place to identify and interpret such laws and regulations and to implement them, we may not identify every application of law, regulation or ordinance, interpret them accurately, or train our employees effectively with respect to these laws and regulations. The complexity of the legal requirements increases our exposure to the risks of noncompliance, which could be detrimental to our business. In addition, our failure to comply with these laws, regulations and rules may result in reduced payments by clients, modification of the original terms of loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations. A failure to adequately supervise service providers and vendors, including outside foreclosure counsel, may also have these negative results.
The laws and regulations applicable to us are subject to administrative or judicial interpretation, but some laws and regulations may not yet have been interpreted or may be clarified infrequently. Ambiguities in applicable laws and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws, and risk assessment decisions with respect to compliance with laws difficult and uncertain. In addition, ambiguities make it difficult, in certain circumstances, to determine if, and how, compliance violations may be cured. The adoption by industry participants of different interpretations of these statutes and regulations has added uncertainty and complexity to compliance. We may fail to comply with applicable statutes and regulations even if acting in good faith due to a lack of clarity regarding the interpretation of such statutes and regulations, which may and at times, do lead to regulatory investigations, governmental enforcement actions or private causes of action with respect to our compliance. See “—We are subject to legal proceedings, federal or state governmental examinations and enforcement investigations from time to time. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.”
To resolve issues raised in examinations, investigations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. We expect to continue to incur costs to comply with governmental regulations. In addition, certain legislative actions and judicial decisions can give rise to the initiation of lawsuits against us for activities we conducted in the past. Furthermore, provisions in our mortgage loan and other loan product documentation, including but not limited to the mortgage and promissory notes we use in loan originations, could be construed as unenforceable by a court. We have been, and expect to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to our compliance with applicable laws and regulations.
The recent influx of new laws, regulations, and other directives adopted in response to the
COVID-19
pandemic exemplifies the ever-changing and increasingly complex regulatory landscape we operate in. While some regulatory reactions to the
COVID-19
pandemic relaxed certain compliance obligations, the forbearance requirements imposed on mortgages servicers in the CARES Act added new regulatory responsibilities, and regulatory relaxation may reverse if and when the pandemic subsides. The GSEs and the FHFA, Ginnie Mae, HUD, various investors and others have also issued guidance relating to the
COVID-19
pandemic. Future regulatory scrutiny and enforcement resulting from the
COVID-19
pandemic is unknown.
As a licensed title and settlement services provider, we are currently subject to a variety of, and may in the future become subject to additional, federal, state, and local laws that are continuously changing, including laws related to: the real estate, brokerage, title, and mortgage industries; mobile- and internet-based businesses; and data security, advertising, privacy and consumer protection laws. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations.
Although we have systems and procedures directed to comply with these legal and regulatory requirements, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies or courts will not interpret existing laws or regulations in a more restrictive manner, which could render our current business practices non-compliant
or which could make compliance more difficult or expensive. Any of these, or other, changes in laws or regulations could have a detrimental effect on our business, financial condition and results of operations.
We are subject to legal proceedings, federal or state governmental examinations and enforcement investigations from time to time. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.
Legal Proceedings
: We are currently and routinely involved in legal proceedings concerning matters that arise in the ordinary course of our business. There is no assurance that the number of legal proceedings will not increase in the future, including certified class or mass actions. These actions and proceedings are generally based on alleged violations of consumer protection, employment, foreclosure, contract, tort, fraud and other laws. Notably, we are subject to the California Labor Code pursuant to which several plaintiffs have filed representative actions under the California Private Attorney General Act (the “PAGA Litigation”) seeking statutory penalties for alleged violations related to calculation of overtime pay, errors in wage statements, and meal and rest break violations, among other things. Additionally, along with others in our industry, we are subject to repurchase and indemnification claims and may continue to receive claims in the future, regarding, among other things, alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts or the servicing of mortgage loans securitizations. We are also subject to legal actions or proceedings resulting from actions alleged to have occurred prior to our acquisition of a company or a business. When the claims occurred as a result of actions taken before the Company purchased the related business, we generally have indemnification claims against the sellers; however, if they do not or cannot pay, we may suffer losses. Certain pending or threatened legal proceedings (including the PAGA Litigation) may include claims for substantial compensatory, punitive and/or statutory damages or claims for an indeterminate amount of damages. Litigation and other proceedings may require that we pay settlement costs, legal fees, damages, including punitive damages, penalties or other charges, or be subject to injunctive relief affecting our business practices, any or all of which could adversely affect our financial results. Legal proceedings brought under federal or state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of representative or class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity, financial position and results of operations.
Regulatory Matters
: Our business is subject to extensive examinations, investigations and reviews by various federal, state and local governmental, regulatory and enforcement agencies. We have historically had, continue to have, and may in the future have a number of open investigations, subpoenas, examinations and inquiries by these agencies related to our origination practices, violations of the FHA’s requirements, our financial reporting and other aspects of our businesses. These matters may include investigations by, among others, the DOJ, HUD and various state agencies, which can result in the payment of fines and penalties, changes to business practices and the entry of consent decrees or settlements. For example, we have received and expect to continue to receive inquiries from regulators seeking information on our
COVID-19
pandemic response and its impact on our business, employees, and customers. The costs of responding to inquiries, examinations and investigations can be substantial.
Responding to examinations, investigations and reviews by various federal, state and local governmental, regulatory and enforcement agencies requires us to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows. Adverse results in any of these matters could further increase our operating expenses and reduce our revenues, require us to change business practices, limit our ability to grow and otherwise materially and adversely affect our business, reputation, financial condition or results of operation. To the extent that an examination or other regulatory engagement reveals a failure by us to comply with applicable law, regulation or licensing requirement, this could lead to (i) loss of our licenses and approvals to engage in our businesses, (ii) damage to our reputation in the industry and loss of client relationships, (iii) governmental investigations and enforcement actions resulting in administrative fines and penalties, (iv) litigation, (v) civil and criminal liability, including class action lawsuits, and actions to recover incentive and other payments made by governmental entities, (vi) enhanced compliance requirements, (vii) breaches of covenants and representations under our servicing, debt or other agreements, (viii) inability to raise capital and (ix) inability to execute on our business strategy. Any of these occurrences could further increase our operating expenses and reduce our revenues, require us to change business practices and procedures and limit our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition or results of operation
Moreover, regulatory changes resulting from the Dodd-Frank Act, other regulatory changes such as the CFPB’s examination and enforcement authority and the “whistleblower” provisions of the Dodd-Frank Act and guidance on whistleblowing programs issued by the New York State Department of Financial Services could increase the number of legal and regulatory enforcement proceedings against us. The CFPB has broad enforcement powers and has been active in investigations and enforcement actions and, when necessary, has issued civil money penalties to parties the CFPB determines has violated the laws and regulations it enforces. In addition, while we take numerous steps to prevent and detect employee misconduct, such as fraud, employee misconduct cannot always be deterred or prevented and could subject us to additional liability.
We establish reserves for pending or threatened legal proceedings when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. Legal proceedings are inherently uncertain, and our estimates of loss are based on judgments and information available at that time. Our estimates may change from time to time for various reasons, including factual or legal developments in these matters.
There cannot be any assurance that the ultimate resolution of our litigation and regulatory matters will not involve losses, which may be material, in excess of our recorded accruals or estimates of reasonably probable losses.
Unlike competitors that are national banks, our lending subsidiaries are subject to state licensing and operational requirements that result in substantial compliance costs.
Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all 50 states and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. In addition, if we enter new markets, we may be required to comply with new laws, regulations and licensing requirements. Further, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. In the past we have been subject to inquiries from, and in certain instances have entered into settlement agreements with, state regulators that had the power to revoke our license or make our continued licensure subject to compliance with a consent order. For example, in 2019, we entered into a settlement agreement with the California Department of Business Oversight relating to findings in supervisory examinations concerning per diem interest charges and escrow trust reconciliations. As part of the settlement, we agreed to pay a penalty and to undertake certain remedial actions and procedures. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary revenues, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.
State licensing requirements may also apply to our Subservicers in the states in which they operate. Applicable state mortgage- or loan-related laws may also impose requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with which we contract, restrictions on certain practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. Licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial
requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations.
Most state licensing laws require that before a “change of control” can occur, including in connection with a merger, acquisition or initial public offering, applicable state banking departments must approve the change. Most of these “change of control” statutes require that, if there is an acquisition, merger or initial public offering, the acquiring company or companies being merged or going public must notify the state regulatory agency and receive agency approval before the acquisition, merger or initial public offering is finalized.
We and our licensed Subservicers are subject to periodic examination by state regulatory authorities and we may be subject to various reporting and other requirements to maintain licenses, and there is no assurance that we may satisfy these requirements. Failure by us or our Subservicers to maintain or obtain licenses may restrict our investment options and could harm our business, and we may be required by state regulators to pay substantial penalties or issue borrower refunds or restitution due to compliance errors.
We believe that we and our Subservicers maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local laws, rules, regulations and ordinances. However, we and our Subservicers may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could result in a default under our servicing or other agreements and have a material adverse effect on our operations. The states that currently do not provide extensive regulation of our businesses may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could adversely affect our business, financial condition and results of operations.
Our business is highly dependent on Fannie Mae, Freddie Mac and certain U.S. government agencies, and any changes in these entities or their current roles could be detrimental to our business.
We originate loans eligible for sale to Fannie Mae, Freddie Mac and government insured or guaranteed loans, such as FHA, VA and USDA loans eligible for Ginnie Mae securities issuance. In 2008, FHFA placed Fannie Mae and Freddie Mac into conservatorship and, as their conservator, controls and directs their operations. There is significant uncertainty regarding the future of the GSEs, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government-sponsored agencies or private for-profit
entities. Since they have been placed into conservatorship, many legislative and administrative plans for GSE reform have been put forth, but all have been met with resistance from various constituencies.
Various proposals to generally reform the U.S. housing finance market have been offered by members of the U.S. Congress and the U.S. Department of the Treasury, and certain of these proposals seek to significantly reduce or eliminate over time the role of the GSEs in purchasing and guaranteeing mortgage loans. For example, in the past, proposals for the reform and exit of the conservatorships have been considered. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business. It is possible that the adoption of any such proposals might lead to higher fees being charged by the GSEs or lower prices on our sales of mortgage loans to them.
The extent and timing of any regulatory reform regarding the GSEs and the U.S. housing finance market, as well as any effect on our business operations and financial results, are uncertain. It is not yet possible to determine whether such proposals will be enacted and, if so, when, what form any final legislation or policies might take or how proposals, legislation or policies may impact the MBS market and our business. Our inability to make the necessary adjustments to respond to these changing market conditions or loss of our approved seller/servicer status with the GSEs could have a material adverse effect on our mortgage origination operations and our mortgage servicing operations. If those agencies cease to exist, wind down, or otherwise significantly change their business operations, or if we lost approvals with those agencies or our relationships with those agencies is otherwise adversely affected, we would seek alternative secondary market participants to acquire our mortgage loans at a volume sufficient to sustain our business. If such participants are not available on reasonably comparable economic terms, the above changes could have a material adverse effect on our ability to profitably sell loans we originate that are securitized through Fannie Mae, Freddie Mac or Ginnie Mae.
There may be material changes to the laws, regulations, rules or practices applicable to the FHA, HUD, Ginnie Mae or Fannie Mae which could materially adversely affect the reverse mortgage industry as a whole, including our FAR business.
The reverse mortgage industry is largely dependent upon the FHA, HUD and government agencies like Ginnie Mae. There can be no guarantee that HUD/FHA will retain Congressional authorization to continue the HECM program, which provides FHA government insurance for qualifying HECM loans, that any or all of these entities will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs.

For example, HUD previously implemented certain lending limits for the HECM program,and added credit-based underwriting criteria designed to assess a borrower’s ability and willingness to satisfy future tax and insurance obligations. In addition, Ginnie Mae’s participation in the reverse mortgage industry may be subject to economic and political changes that cannot be predicted. If participation by Ginnie Mae in the reverse mortgage market were reduced or eliminated, or its structure were to change (e.g., limitation or removal of the guarantee obligation), our ability to originate HECM loans and acquire Agency HMBS could be adversely affected. These developments could materially and adversely impact our portfolio.
Regulators continue to be active in the reverse mortgage space, including due to the perceived susceptibility of older borrowers to be influenced by deceptive or misleading marketing activities. Regulators have also focused on appraisal practices because reverse mortgages are largely dependent on collateral valuation. If we fail to comply with applicable laws and regulations relating to the origination of reverse mortgages, we could be subject to adverse regulatory actions, including potential fines, penalties or sanctions, and our business, reputation, financial condition and results of operations could be materially and adversely affected.
We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.
Various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The Home Ownership and Equity Protection Act of 1994 (“HOEPA”) prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgage-related assets, could subject us, as a servicer or, in the case of acquired loans, as an assignee or purchaser, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high-cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses.
Compliance with federal, state and local laws and regulations that govern employment practices and working conditions may be particularly burdensome to us due to the distributed nature of our workforce.
We have operations across the U.S, with a workforce of approximately 5,400 employees operating in local markets across 50 states and Puerto Rico, in each case, as of December 31, 2021. In addition to complying with the Fair Labor Standards Act and the Equal Employment Opportunity Act, we are required to comply with similar state laws and regulations in each market where we have employees. Compliance with these laws and regulations requires a significant amount of administrative resources and management attention. Many of these laws and regulations provide for qui tam or similar private rights of action and we are routinely subject to litigation and regulatory proceedings related to these laws and regulations in the ordinary course of our business. For example, we are currently in litigation brought under the California Private Attorneys General Act related to alleged violations of the California Labor Code. Regardless of the outcome or whether the claims are meritorious, we may need to devote substantial time and expense to defend against claims related to PAGA or other similar federal, state and local laws and regulations in the ordinary course of business. Unfavorable rulings could result in adverse impacts on our business, financial condition or results of operations.

As of December 31, 2021, we had approximately 1,100 employees in our Lender Services division who are based in the Philippines. For those employees, we are required to comply with the laws of the Philippines relating to labor and employment matters. Compliance with these laws and regulations requires a significant amount of administrative resources and management attention, and failure to comply with them could result in penalties.
Conducting our business in a manner so that we are exempt from registration under, and in compliance with, the Investment Company Act, may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.
Under the Investment Company Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. We expect that one or more of our subsidiaries will qualify for an exclusion from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities that do not issue redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates and are primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” We believe that we conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. We are organized as a holding company and conduct our businesses primarily through our majority and wholly owned subsidiaries. We conduct our operations so that we and our subsidiaries do not come within the definition of an investment company. In order to continue to do so, however, we and each of our subsidiaries must either operate so as to fall outside the definition of an investment company under the Investment Company Act or satisfy its own exclusion under the Investment Company Act. For example, to avoid being defined as an investment company, an entity may limit its ownership or holdings of investment securities to less than 40% of its total assets. In order to satisfy an exclusion from being defined as an investment company, other entities, among other things, maintain at least 55% of their assets in certain qualifying real estate assets (the “55% Requirement”) and also maintain an additional 25% of their assets in such qualifying real estate assets or certain other types of real estate-related assets (the “25% Requirement”). Rapid changes in the values of assets we own, however, can disrupt prior efforts to conduct our business to meet these requirements and in turn, we may have to make investment decisions that we otherwise would not make absent the Investment Company Act considerations.
If we or one of our subsidiaries fell within the definition of an investment company under the Investment Company Act and failed to qualify for an exclusion or exemption, including, for example, if it was required to and failed to meet the 55% Requirement or the 25% Requirement, it could, among other things, be required either (i) to change the manner in which it conducts operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could adversely affect us by, among other things, requiring us to dispose of certain assets or to change the structure of our business in ways that we may not believe to be in our best interests. Legislative or regulatory changes relating to the Investment Company Act or which affect our efforts to qualify for exclusions or exemptions, including our ability to comply with the 55% Requirement and the 25% Requirement, could also result in these adverse effects on us.
To the extent that we or any of our subsidiaries rely on Section 3(c)(5)(C) of the Investment Company Act, we expect to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets for purposes of the 55% Requirement and real estate related assets for purposes of the 25% Requirement. However, the SEC’s guidance was issued in accordance with factual situations that may be different from the factual situations we face, and much of the guidance was issued more than 25 years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify
our assets for purposes of qualifying for an exemption from registration under the Investment Company Act. If we are required to re-classify
our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. To the extent that the

SEC staff publishes new or different guidance with respect to any assets we have determined to be qualifying real estate assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments, and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.
As a consequence of our seeking to avoid registration under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to avoid registration under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling
equity interests in real estate companies or in assets not related to real estate. In addition, seeking to avoid registration under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, avoiding registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.
There can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an unregistered investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns.
If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our ability to pay distributions to our stockholders. For additional information, see “Business—Investment Company Act Considerations.”
We are currently subject to, and may in the future become subject to additional, U.S. and state laws and regulations imposing obligations on how we collect, store, process and share personal information. Our actual or perceived failure to comply with such obligations could harm our business and reputation. Ensuring compliance with such laws could also impair our efforts to maintain and expand our consumer and customer base, and thereby decrease our revenue.
We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.
In the United States, various federal and state regulators, including governmental agencies like the CFPB and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act, or CCPA and its successor the California Privacy Rights Act or CPRA,both increase the privacy rights for California residents and imposes obligations on companies that process and share their personal information. Among other things, the CCPA and CPRA require\ covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out
of certain sales of personal information. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information in addition to creating a new regulator, the California Privacy Protection Agency. The private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, laws in all 50 U.S. states and territories require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly, including the passage of new privacy laws in Virginia and Colorado, and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
All of these evolving compliance and operational requirements as well as changing consumer expectations around privacy, impose significant costs. Such costs include those related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition and operating results.
Risks Related to Our Indebtedness
Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry or our ability to pay our debts, and could divert our cash flow from operations to debt payments.
As of December 31, 2021, we had 3.7 billion in total indebtedness outstanding, $3.3 billion of which was senior secured indebtedness and $353.3 million of which would have been corporate indebtedness, consisting of the senior notes. As of December 31, 2021, we also had approximately $16.6 billion of HMBS related obligations and non-recourse
debt that is recorded on our balance sheet. We also have other significant contractual obligations, including our obligations to make payments under the Tax Receivable Agreements. Subject to the limits contained in the agreements that govern our warehouse facilities and lines of credit, the indenture that governs the senior unsecured notes and the applicable agreements governing our other existing indebtedness, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.
The Company is a holding company, and its consolidated assets are owned by, and our business is conducted through, its subsidiaries. Revenue from these subsidiaries is its primary source of funds for debt payments and operating expenses. If the Company’s subsidiaries are restricted from making distributions, its ability to meet its debt service obligations or otherwise fund our operations may be impaired. Moreover, there may be restrictions on payments by subsidiaries to their parent companies under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to shareholders only from profits. As a result, although a subsidiary of the Company may have cash, it may not be able to obtain that cash to satisfy our obligation to service our outstanding debt or fund our operations.
Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.
We may be able to incur significant additional indebtedness in the future. Although certain of the agreements governing our existing indebtedness (including the indenture that governs the notes and the agreements that govern our warehouse facilities and lines of credit) contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factor would increase.
As of December 31, 2021, we had total borrowing capacity of approximately $6.5 billion under our warehouse facilities, securities repurchase lines and lines of credit, all of which would be secured indebtedness, including approximately $2.5 billion of committed borrowing capacity. As of December 31, 2021, we also had approximately $6.5 billion of HMBS related obligations and non-recourse
debt that is recorded on our balance sheet.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Interest rates have increased in the near term. As a result, interest rates on variable rate debt offerings could be higher or lower than current levels. As of December 31, 2021, after taking into account our interest rate derivatives, $15.7 billion (equivalent), or 93%, of our outstanding debt had variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
In addition, certain of our variable rate indebtedness use LIBOR as a benchmark for establishing the rate of interest. In the event LIBOR is phased out as is currently expected, the agreements governing our variable rate indebtedness provide procedures for determining an alternative base rate. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. For further discussion on the potential impacts of the replacement of LIBOR with an alternative reference rate see “Risk Factors–Risks Related to the Business of the Company–Risks Related to Our Lending Business” appearing elsewhere in this document.

We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, all of which are beyond our control, including the availability of financing in the international banking and capital markets. Lower revenues generally will reduce our cash flow. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including the notes, to refinance our debt or to fund our other liquidity needs.
If we are unable to meet our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt which could cause us to default on our debt obligations and impair our liquidity. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
In addition, our investments in MSRs have limited liquidity and our investments in mortgage loans may become illiquid. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded such asset, making it more difficult to repay our indebtedness after an event of default.
Moreover, in the event of a default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, if any. The lenders under our warehouse facilities and lines of credit could also elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If we breach our covenants under the agreements that govern our warehouse facilities and lines of credit, we would be in default thereunder. The lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation. See “—Risks Related to Our Lending Businesses—If we are unable to obtain sufficient capital to meet the financing requirements of our business, or if we fail to comply with our debt agreements, our business, financing activities, financial condition and results of operations will be adversely affected.”
The agreements that govern our senior notes, warehouse facilities and lines of credit impose, significant operating and financial restrictions on the Company and its restricted subsidiaries, which may prevent us from capitalizing on business opportunities.
The agreements that govern our senior notes, warehouse facilities and lines of credit impose significant operating and financial restrictions on us. These restrictions in the indenture will limit the ability of the Company and its restricted subsidiaries to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that prohibit the ability of restricted subsidiaries to make dividends or other payments to the Company or other subsidiaries;

•	designate restricted subsidiaries as unrestricted subsidiaries;

•	prepay, redeem or repurchase certain indebtedness; and

•	transfer or sell assets.
These restrictions in the agreements that govern our warehouse facilities and lines of credit will limit the ability of the applicable borrower (and certain parent entities) to, among other things, incur or guarantee additional debt, incur certain liens, enter into transactions with affiliates and transfer or sell certain assets. In addition, certain of the agreements that govern our warehouse facilities and lines of credit require us to maintain certain net worth and liquidity levels, among other financial covenants.
As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.
Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.
A decline in our operating results or available cash could cause us to experience difficulties in complying with covenants contained in more than one agreement, which could result in our bankruptcy or liquidation.
If we were to sustain a decline in our operating results or available cash, we could experience difficulties in complying with the financial covenants contained in the agreements that govern our warehouse facilities and lines of credit. The failure to comply with such covenants could result in an event of default under our warehouse facilities or lines of credit and by reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. In addition, should an event of default occur, the lenders under our warehouse facilities or lines of credit could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our warehouse facilities or lines of credit to avoid being in default. If we breach our covenants under our warehouse facilities or lines of credit and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our warehouse facilities or lines of credit, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
Repayment of our debt is dependent on cash flow generated by our subsidiaries, which may be subject to limitations beyond our control.
Our subsidiaries own all of our assets and conduct all of our operations. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions or repay intercompany loans to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we are unable to receive distributions from subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.
If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flows would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, including our warehouse facilities or lines of credit, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.
Risks Related to Our Organizational Structure
The Company is a holding company and its only material asset is its interest in FoA, and it is accordingly dependent upon distributions from FoA to pay taxes, make payments under the Tax Receivable Agreements and pay dividends.
The Company is a holding company and it has no material assets other than its direct and/or indirect ownership of FoA Units. The Company has no independent means of generating revenue. The Company intends to cause FoA to make distributions to the holders of FoA Units, including the Company and the principal stockholders (as defined below), in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the Tax Receivable Agreements and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of FoA and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that the Company needs funds, and FoA is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, such restriction could materially adversely affect our liquidity and financial condition.
It is anticipated that FoA will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of FoA Units, including us. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of FoA. Legislation that is effective for taxable years beginning after December 31, 2017 may impute liability for adjustments to a partnership’s tax return to the partnership itself in certain circumstances, absent an election to the contrary. FoA may be subject to material liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect. In addition, the income taxes on our allocable share of FoA’s net taxable income will increase over time as the Continuing Unitholders exchange their FoA Units for shares of the Company’s Class A Common Stock. Such increase in our tax expenses may have an adverse effect on our business, results of operations and financial condition.
Under the terms of the A&R LLC Agreement (as defined below), FoA is obligated to make tax distributions to holders of FoA Units (including the Company) at certain assumed tax rates. These tax distributions may in certain periods exceed the Company’s tax liabilities and obligations to make payments under the Tax Receivable Agreements. The board of directors of the Company (the “Board”), in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, acquiring additional newly issued FoA Units from FoA at a per unit price determined by reference to the market value of the Class A Common Stock; paying dividends, which may include special dividends, on its Class A Common Stock; funding repurchases of Class A Common Stock; or any combination of the foregoing. The Company will have no obligation to distribute such cash (or other available cash other than any declared dividend) to its stockholders. To the extent that the Company does not distribute such excess cash as dividends on its Class A Common Stock or otherwise undertake ameliorative actions between FoA Units and shares of Class A Common Stock and instead, for example, hold such cash balances, the Continuing Unitholders may benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following a redemption or exchange of their FoA Units, notwithstanding that the Continuing Unitholders may previously have participated as holders of FoA Units in distributions by FoA that resulted in such excess cash balances at the Company.
Payments of dividends, if any, will be at the discretion of the Board after taking into account various factors, including its business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on its ability to pay dividends. Our existing financing arrangements include and any financing arrangement that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, FoA is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FoA (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FoA are generally subject to similar legal limitations on their ability to make distributions to FoA.
The Company is required to make payments under the Tax Receivable Agreements for certain tax benefits the Company may claim, and the amounts of such payments could be significant.
The Company entered into the Tax Receivable Agreements in connection with the Business Combination. The Tax Receivable Agreements generally provide for the payment by the Company to the TRA Parties (as defined below) of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of units in connection with or following the Business Combination and certain distributions with respect to units, (ii) the Company’s utilization of certain tax attributes attributable to Blocker or the holders of limited liability company interests of Blocker (each, a “Blocker Share”) outstanding immediately prior to the effectiveness of the merger of Blocker Merger Sub with and into Blocker (the “Blocker Merger”) (such holders, the “Blocker Shareholders”), and (iii) certain other tax benefits related to entering into the Tax Receivable Agreements, including tax benefits attributable to making payments under the Tax Receivable Agreements. The Company will generally retain the benefit of the remaining 15% of these cash tax benefits.
Estimating the amount of payments that may be made under the Tax Receivable Agreements is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The anticipated tax basis adjustments, as well as the amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of the Company’s Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable, the amount of tax attributes, changes in tax rates and the amount and timing of the Company’s income. As a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of FoA and the Company’s possible utilization of certain tax attributes, the payments that the Company may make under the Tax Receivable Agreements are expected to be substantial.
In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits, if any, the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreements.
The Tax Receivable Agreements provide that if the Company exercises its right to terminate the Tax Receivable Agreements or in the case of a change in control of the Company or a material breach of the Company’s obligations under either the Blackstone Tax Receivable Agreement (as defined below) or the FoA Tax Receivable Agreement (as defined below), all obligations under the Tax Receivable Agreements will be accelerated and the Company will be required to make a payment to the TRA Parties in an amount equal to the present value of future payments under the Tax Receivable Agreements.
The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that any FoA Units that have not been exchanged are deemed exchanged for the market value of

Class A Common Stock at the time of the termination or the change of control and an assumption the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreements.
As a result of the foregoing, (i) the Company could be required to make cash payments to the TRA Parties that are greater than the specified percentage of the actual benefits the Company ultimately realizes in respect of the tax benefits that are subject to the Tax Receivable Agreements, and (ii) the Company would be required to make a cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreements, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, the Company’s obligations under the Tax Receivable Agreements could have a substantial negative impact on its liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control due to the additional transaction costs a potential acquirer may attribute to satisfying such obligations. The Company may need to incur additional debt to finance payments under the Tax Receivable Agreements to the extent its cash resources are insufficient to meet its obligations under the Tax Receivable Agreements as a result of timing discrepancies or otherwise. There can be no assurance that the Company will be able to finance its obligations under the Tax Receivable Agreements.
The Company will not be reimbursed for any payments made to the TRA Parties under the Tax Receivable Agreements in the event that any tax benefits are disallowed.
The Company will not be reimbursed for any cash payments previously made to the TRA Parties pursuant to the Tax Receivable Agreements if any tax benefits initially claimed by the Company are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by the Company to a TRA Party will be netted against any future cash payments that the Company might otherwise be required to make under the terms of the Tax Receivable Agreements. However, a challenge to any tax benefits initially claimed by the Company may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that the Company might otherwise be required to make under the terms of the Tax Receivable Agreements and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the Internal Revenue Service (the “IRS”) or a court will not disagree with the Company’s tax reporting positions. As a result, it is possible that the Company could make cash payments under the Tax Receivable Agreements that are substantially greater than its actual cash tax savings.
Certain of the TRA Parties have substantial control over the Company, and their interests, along with the interests of other TRA Parties, in the Company’s business may conflict with yours.
The TRA Parties may receive payments from the Company under the Tax Receivable Agreements upon any redemption or exchange of their units, including the issuance of shares of Class A Common Stock upon any such redemption or exchange. As a result, the interests of the TRA Parties may conflict with the interests of holders of Class A Common Stock. For example, the TRA Parties may have different tax positions from the Company which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreements, and whether and when the Company should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of TRA Parties even in situations where no similar considerations are relevant to the Company.

Risks Related to Ownership of our Class A Common Stock and Warrants
There can be no assurance we will be able to comply with the continued listing standards of NYSE for our Class A Common Stock.
If NYSE delists the Company’s Class A Common Stock from trading on its exchange for failure to meet the listing standards, the Company and its shareholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that shares of the Class A Common Stock are a “penny stock” which will require brokers trading in the Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The market price of our securities may fluctuate or decline.
Fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the Company or the asset management industry in general;

•	operating and share price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	our ability to meet compliance requirements;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of Class A Common Stock available for public sale;

•	any major change in our board of directors or management;

•	sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and NYSE in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
The Company incurs significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.
The Company faces increased legal, accounting, administrative and other costs and expenses as a public company that we have not incurred as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require the Company to carry out activities we did not do previously. For example, the Company created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), the Company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the Company’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with the Company’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the Company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline.
Our management has identified a material weakness in our internal control over financial reporting. For a description of the identified material weakness, see Part II, Item 9A, “Controls and Procedures.” In connection with management’s identification of this material weakness, management has concluded that our disclosure controls and procedures related to this matter were not effective as of December 31, 2021. As further described in Item 9A “Controls and Procedures,” we have undertaken steps to improve our internal control over financial reporting. We expect that we will need to improve existing procedures and controls, and implement new ones, to remediate the material weakness effectively. We may not be successful in making the improvements necessary to remediate the material weakness identified by management or be able to do so in a timely manner. Any inability to remediate the material weakness effectively or in a timely manner, or the identification of any new material weaknesses in the future, could limit our ability to prevent or detect a misstatement of our accounts or disclosures and could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the prices of our securities may decline as a result.
The Company may not be able to timely and effectively implement and maintain controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, the Company will be required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a privately held company. Management may not be able to effectively implement and maintain controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to the Company. If the Company is not able to maintain the additional requirements of Section 404 in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of our securities. In addition, effective January 1, 2022, we are no longer an “emerging growth company”, and therefore our independent registered public accounting firm will be required to issue a report on the effectiveness of internal control over financial reporting at the applicable time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the Company are documented, designed or operating.
The Company’s management has limited experience in operating a public company.
Certain of the Company’s executive officers and certain directors have limited experience in the management of a publicly traded company. The Company’s management team may not successfully or effectively manage its transition to a public company subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. It is possible that the Company will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.
The Company is a “controlled company” within the meaning of NYSE rules and, as a result, qualifies for exemptions from certain corporate governance requirements. The stockholders of the Company do not have the same protections afforded to stockholders of companies that are subject to such requirements.
The Company’s principal stockholders are parties to a stockholders agreement and as of December 31, 2021, beneficially own approximately 78% of the combined voting power of the Company’s Class A Common Stock and Class B common stock, par value $0.0001 per share (“Class B Common Stock”). As a result, the Company is a “controlled company” within the meaning of the NYSE corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

•	are not required to have a board that is composed of a majority of “independent directors,” as defined under the NYSE rules;

•	are not required to have a compensation committee that is composed entirely of independent directors; and

•
are not required to have director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors.

Accordingly, the stockholders of the Company will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE.
There may be sales of a substantial amount of Class A Common Stock by the Company’s shareholders and these sales could cause the price of the Company’s securities to fall.
Pursuant to the Registration Rights Agreement, dated April 3, 2019, certain shareholders were entitled to demand that the Company register the resale of their securities subject to certain minimum requirements. These shareholders also have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Business Combination.
On June 4, 2021, our Registration Statement on Form
S-1
was declared effective by the SEC (the “Registration Statement”). Under the Registration Statement and upon the expiration of the lockup periods applicable to the parties to the Registration Rights Agreement, these parties may sell large amounts of our Class A Common Stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in the share price of Class A Common Stock or putting significant downward pressure on the price of our Class A Common Stock.
Sales of substantial amounts of our Class A Common Stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our Class A Common Stock and make it difficult for us to raise funds through securities offerings in the future.
We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.
We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant; provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date we send the notice of such redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. In addition, we may redeem your Warrants after they become exercisable for a number of shares of Class A Common Stock determined based on the redemption date and the fair market value of our Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are
“out-of-the-money,”
in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A Common Stock had your Warrants remained outstanding.
Our Warrants may have an adverse effect on the market price of our Class
 A Common Stock.
We have issued Warrants to purchase 14,375,000 shares of our Class A Common Stock, which replaced the outstanding warrants of Replay as a result of the Business Combination. To the extent such Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to our shareholders and increase the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Class A Common Stock.
Because we have no current plans to pay cash dividends on our shares of Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your shares of Class A Common Stock for a price greater than that which you paid for it.
We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our shares of Class A Common Stock unless you sell our shares of Class A Common Stock for a price greater than that which you paid for it.
The principal stockholders control the Company and their interests may conflict with the Company’s or yours in the future.
As of the December 31, 2021, principal stockholders beneficially own approximately 78% of the combined voting power of the Company’s Class A Common Stock and Class B Common Stock. Moreover, the Company agreed to nominate to our board individuals designated by the principal stockholders in accordance with a stockholders agreement. The principal stockholders retain the right to designate directors subject to the maintenance of certain ownership requirements in us. Even when the principal stockholders cease to own shares of Company stock representing a majority of the total voting power, for so long as the principal stockholders continue to own a significant percentage of the Company’s stock, they will still be able to significantly influence or effectively control the composition of the Board and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the principal stockholders will have significant influence with respect to the Company’s management, business plans and policies, including the appointment and removal of the Company’s officers.
In particular, for so long as the principal stockholders continue to own a significant percentage of the Company’s stock, the principal stockholders will be able to cause or prevent a change of control of the Company or a change in the composition of the Board and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A Common Stock as part of a sale of the Company and ultimately might affect the market price of the Class A Common Stock.
In addition, as of December 31, 2021, the principal stockholders own 66.1% of the FoA Units. Because they hold ownership interests directly in FoA, the principal stockholders may have conflicting interests with holders of shares of the Class A Common Stock. For example, if FoA makes distributions to the Company, the principal stockholders will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective membership interests in FoA and their preferences as to the timing and amount of any such distributions may differ from those of the Company’s public stockholders. The principal stockholders may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness, and whether and when the Company should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration the principal stockholders’ tax or other considerations even where no similar benefit would accrue to the Company.

The A&R Charter does not limit the ability of the principal stockholders to compete with the Company and they may have investments in businesses whose interests conflict with the Company.
The principal stockholders and their respective affiliates engage in a broad spectrum of activities, including investments in businesses that may compete with the Company. In the ordinary course of their business activities, the principal stockholders and their respective affiliates may engage in activities where their interests conflict with the Company’s interests or those of its stockholders. The Amended and Restated Certificate of Incorporation of the Company (the “A&R Charter”) provides that none of the principal stockholders or any of their respective affiliates or any of the Company’s directors who are not employed by the Company (including any non-employee
director who serves as one of the Company’s officers in both his or her director and officer capacities) or his or her affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which the Company operates. See “Description of Securities—Conflicts of Interest”. The principal stockholders and their respective affiliates also may pursue acquisition opportunities that may be complementary to the Company’s business, and, as a result, those acquisition opportunities may not be available to the Company. In addition, the principal stockholders may have an interest in the Company pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to the Company and its stockholders.
Anti-takeover provisions under Delaware law could make an acquisition of the Company, which may be beneficial to the Company’s stockholders, more difficult and may prevent attempts by the Company’s stockholders to replace or remove the Company’s management.
The Company is incorporated in Delaware.
The A&R Charter and the Amended and Restated Bylaws of the Company (the “A&R Bylaws”) contain provisions that may make the merger or acquisition of the Company more difficult without the approval of the Board. Among other things, these provisions:

•
provide that subject to the rights of the holders of any preferred stock and the rights granted pursuant to the Stockholders Agreement, vacancies and newly created directorships may be filled only by the remaining directors at any time the principal stockholders beneficially own less than 30% of the total voting power of all then outstanding shares of the Company’s capital stock entitled to vote generally in the election of directors;

•
allow the Company to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•
prohibit stockholder action by written consent from and after the date on which the principal stockholders beneficially own at least 30% of the total voting power of all then outstanding shares of the Company’s capital stock entitled to vote generally in the election of directors unless such action is recommended by all directors then in office;

•	provide for certain limitations on convening special stockholder meetings; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
Further, as a Delaware corporation, the Company is also subject to provisions of Delaware law, which may impede or discourage a takeover attempt that the Company’s stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law may discourage, delay or prevent a transaction involving a change in control of the Company, including actions that the Company’s stockholders may deem advantageous, or negatively affect the trading price of the Class A Common Stock. These provisions may also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause the Company to take other corporate actions you desire. For further discussion of these and other such anti-takeover provisions, see the section titled “Description of Securities—Certain Anti-Takeover Provisions of Our A&R Charter and A&R Bylaws”.
The A&R Charter designates the Court of Chancery of the State of Delaware or the federal district courts of the United States of America, as applicable, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by the Company’s stockholders, which could limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or the Company’s directors, officers or other employees.
The A&R Charter provides that, unless the Company consents to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a breach of fiduciary duty owed by any current or former director, officer, stockholder or employee of the Company to the Company or its stockholders; (iii) any action asserting a claim against the Company arising under the Delaware General Corporation Law (the “DGCL”), the A&R Charter or the A&R Bylaws (together, the “Organizational Documents”) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim against the Company that is governed by the internal affairs doctrine.
The A&R Charter further provides that, unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including the Securities Act and the Exchange Act and, in each case, the applicable rules and regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring any interest in any shares of the Company’s capital stock shall be deemed to have notice of and to have consented to the forum provision in the A&R Charter. This choice-of-forum
provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with the Company or the Company’s directors, officers, other stockholders or employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the A&R Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect the Company’s business, financial condition and results of operations and result in a diversion of the time and resources of the Company’s management and board of directors.
The Company cannot predict the impact its dual class structure may have on the market price of the Class A Common Stock.
The Company cannot predict whether its dual class structure will result in a lower or more volatile market price of the Class A Common Stock, in adverse publicity or other adverse consequences. Certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. For example, S&P Dow Jones has stated that companies with multiple share classes will not be eligible for inclusion in the S&P Composite 1500 (composed of the S&P 500, S&P MidCap 400 and S&P SmallCap 600), although existing index constituents in July 2017 were grandfathered. Under the announced policies, the Company’s dual class capital structure would make it ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make the Class A Common Stock less attractive to other investors. As a result, the market price of the Class A Common Stock could be materially adversely affected.

The brief trading history of our common stock has been characterized by low trading volume.
Our common stock started trading on the New York Stock Exchange on April 5, 2021. During 2021, the average daily trading volume of our common stock was approximately 520,100 shares.
We cannot predict the extent to which investor interest in us will lead to a more active trading market in our securities or how much more liquid these markets might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our securities at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control. Our low trading volume could result in increased share price volatility, downward pricing pressure and inability to sell your shares at desired price levels, if at all.
If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline.
The trading market for the Company’s securities will be influenced by the research and reports that industry or securities analysts may publish about the Company, its business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on the Company. If no securities or industry analysts commence coverage of the Company, The Company’s share price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding the Company’s securities adversely, or provide more favorable relative recommendations about the Company’s competitors, the price of the Company’s securities would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, the Company could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.
You may be diluted by the future issuance of additional Class A Common Stock or FoA Units in connection with the Company’s incentive plans, acquisitions or otherwise.
As of December 31, 2021 the Company has 5,939,244,931 shares of Class A Common Stock authorized but unissued, including 128,693,867 shares of Class A Common Stock issuable upon exchange of FoA Units that are held by the Continuing Unitholders and 14,374,994 shares of Class A Common Stock issuable upon exercise of the Warrants. The A&R Charter authorizes the Company to issue these shares of Class A Common Stock and options, rights, warrants and appreciation rights relating to Class A Common Stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the A&R LLC Agreement permits FoA to issue an unlimited number of additional limited liability company interests of FoA with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the FoA Units, and which may be exchangeable for shares of Class A Common Stock. Additionally, the Company has reserved an aggregate of 21,250,000 shares of Class A Common Stock and FoA Units for issuance under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan. Any Class A Common Stock that the Company issues, including under the Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who own shares of Class A Common Stock.
The Company may issue preferred stock whose terms could materially adversely affect the voting power or value of its Class A Common Stock.
The A&R Charter authorizes the Company to issue, without the approval of its stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over the Company’s Class A Common Stock respecting dividends and distributions, as the Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of the Class A Common Stock. For example, the Company might grant holders of preferred stock the right to elect some number of the Company’s directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences the Company might assign to holders of preferred stock could affect the residual value of the Class A Common Stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate, operations and branch real estate portfolio consists of approximately 1,022,251 square feet of leased office and retail space, which is used to support our business. Of this overall portfolio, approximately 151,928 square feet of space is dedicated for various corporate office use and approximately 870,323 square feet of space is for operations and branches.
Our headquarters is in Irving, TX and is included in our corporate office space. We maintain corporate office space primarily in New York, Pennsylvania, Texas, North Carolina, and Oklahoma.
Our 870,323 square feet of operations and branches, are primarily across California, Washington, Oregon, Nevada, Arizona, Pennsylvania, Texas and New Jersey and consists of approximately 663,922 square feet of leased space. Leased properties are utilized amongst all reported subsidiaries.
We consider these facilities to be suitable and adequate for the management and operations of our business.
Item 3. Legal Proceedings
The information required with respect to this Part I, Item 3 can be found under Note 25—Litigation to our consolidated financial statements included in Part II, Item 8 of this Report.
Item 4. Mine Safety Disclosures
None.
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock has been traded on the New York Stock Exchange under the ticker symbol “FOA” since April 5, 2021.
As of March 11, 2022, there were 26 stockholders of record of our Class A Common Stock and 15 stockholders of record of our Class B Common Stock. For Class A Common Stock, the actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose share are held in street name by brokers and other nominees.
There is no public market for our common stock.
Common Stock Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the New York Stock Exchange (“NYSE”), and our peer index over the period April 5, 2021 to December 31, 2021. Our peer index is comprised of the following companies: loanDepot Inc., Home Point Capital

Inc., Guild Holdings Co., Rocket Companies Inc. and UWM Holdings Corporation. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparative results for Finance of America Companies, Inc. (“FOA”) common stock, the NYSE index and our peer index are presented below:

	2021
	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
FOA	$100	$98	$76	$64	$55	$49	$47	$41	$39
NYSE Index	100	104	104	105	106	102	107	103	108
Peer Group Index	100	89	84	77	70	66	66	64	61
This performance graph shall not be deemed to be “soliciting material” or to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that Section, and shall not be incorporated by reference into any filings of Finance of America Companies Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
Item 6. [Reserved]
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

Overview
Finance of America Companies Inc. is a vertically integrated, consumer and specialty lending platform that connects borrowers with investors. We offer a diverse set of high quality consumer loan products and distribute financial risk to investors for an up-front
cash profit and often retain a future performance-based participation. We believe we have a differentiated, less volatile strategy than mono-line mortgage lenders who focus on originating interest rate sensitive traditional mortgages and retain significant portfolios of mortgage servicing rights with large potential future advancing obligations. In addition to our profitable lending operations, we provide a variety of services to lenders through our Lender Services segment, which augments our lending profits with an attractive fee-oriented
revenue stream. Our differentiated strategy is built upon a few key fundamental factors:

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

Today, we are principally focused on (1) residential mortgage loan products throughout the U.S., offering traditional mortgage loans, reverse mortgage loans, home improvement loans, and (2) business purpose loans to real estate investors. We have built a distribution network that allows our customers to interact with us through their preferred method: in person, via a broker or digitally. Our product offering diversity makes us resilient in varying rate and origination environments, and differentiates us from traditional mortgage lenders. Our Lender Services segment supports a range of financial institutions, including our lending companies, with services such as title insurance and settlement services, appraisal management, valuation and brokerage services, fulfillment services, and technology platforms for student and consumer loans. In addition to creating recurring third party revenue streams, these service business lines allow us to better serve our lending customers and maximize our revenue per lending transaction. Furthermore, our Portfolio Management segment provides structuring and product development expertise, allowing innovation and improved visibility of execution for our originations, as well as broker/dealer and institutional asset management capabilities. These capabilities allow us to complete profitable securitization of our originated loans, including 1 securitization during the Predecessor period from January 1, 2021 to March 31, 2021, and 10 securitizations during the Successor period from April 1, 2021 to December 31, 2021. During an otherwise volatile 2020, 10 securitizations were completed, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors and the resilience of our business model in any market environment.
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
structure.
Our Segments
We manage our Company in five reportable segments: Mortgage Originations, Reverse Originations, Commercial Originations, Lender Services, and Portfolio Management. A description of the business conducted by each of these segments is provided below:
Mortgage Originations
Our Mortgage Originations segment originates residential mortgage loans through our FAM subsidiary. This segment generates revenue through fee-based
mortgage loan origination services and the origination and sale of agency and non-agency
mortgage loans into the secondary market. We generally sell originated mortgage loans into the secondary market within 30 days of origination and elect whether to sell or retain the rights to service the underlying mortgage loans based on the economics in the market and Company portfolio investment strategies. Whether the Company elects to sell or retain the rights to service the underlying loans, the Mortgage Originations segment realizes the fair value of the mortgage servicing rights in gain on sale and other income from loans held for sale, net until the date of loan sale. Subsequent fair value changes of the retained mortgage servicing rights are accounted for within fee income in the Portfolio Management segment results.
The Mortgage Originations segment includes four channels:

•
Distributed Retail—Our distributed retail lending channel relies on mortgage advisors in retail branch locations across the country to acquire, interact with, and serve customers. Our distributed retail network controls all of the loan origination process, including sourcing the borrower, processing the application, setting the interest rate, ordering appraisal and underwriting, processing, closing and funding the loan.

•
Direct-to-Consumer—Our
direct-to-consumer
lending channel relies on our call centers, website and mobile apps to interact with customers. Our primary focus is to assist our customers with a refinance or home purchase by providing them with a needs-based approach to understanding their current mortgage options.

•
TPO—Our third party-originator (“TPO”) lending channel works with mortgage brokers to source loans which are then underwritten and funded by us, as FoA. Counterparty risk is mitigated through quality and compliance monitoring, and all brokers are subject to our eligibility requirements coupled with an annual recertification process.

•
Home Improvement—Our home improvement channel is our newest distribution channel and was created through the acquisition of the operations of Renovate America during the first quarter of 2021. This channel assists homeowners in the financing of short-term home improvement projects, such as windows, HVAC, or remodeling and relies on a network of partner contractors across the country to acquire, interact with, and serve these customers.

Our mortgage lending activities primarily consist of the origination and sale of residential mortgage loans to the government sponsored entities (“GSEs”), including Fannie Mae Freddie Mac, and Ginnie Mae, as well as the origination and sale of residential mortgage loans to private investors. The Mortgage Originations segment generates revenue and earnings in the form of gains on sale of loans, fair value gains, interest income, and fees earned on the successful origination of mortgage loans.
Reverse Originations
Our Reverse Originations segment originates or acquires reverse mortgage loans through our FAR subsidiary. This segment originates HECM and non-agency
reverse mortgages.
We securitize HECMs into HMBS, which Ginnie Mae guarantees, and sell them in the secondary market while retaining the rights to service.
Non-agency
reverse mortgages, which complement the FHA HECM for higher value homes, may be sold as whole loans to investors or held for investment and pledged as collateral to securitized nonrecourse debt obligations.
Non-agency
reverse mortgage loans are not insured by the FHA.
We originate reverse mortgage loans through the following channels:

•
Retail—Our retail channel consists of field offices and a centralized retail platform, which includes a telephone based platform with multiple loan officers in one location. Our retail network controls all of the loan origination process, including sourcing the borrower, processing the application, setting the interest rate, ordering appraisal and underwriting, processing, closing and funding the loan.

•
TPO—Our TPO lending channel works with mortgage brokers to source loans which are then underwritten and funded by us, as FoA. Counterparty risk is mitigated through quality and compliance monitoring, and all brokers are subject to our eligibility requirements coupled with an annual recertification process.

The Reverse Originations segment generates revenue and earnings in the form of fair value gains at the time of origination (“Net origination gains”) and origination fees earned on the successful origination of reverse mortgage loans.
Commercial Originations
Our Commercial Originations segment originates or acquires commercial mortgage loans through our FACo subsidiary. The segment provides business purpose lending solutions for residential real estate investors in two principal ways: short-term loans to provide rehab and construction of investment properties meant to be sold upon completion, and investor rental loans collateralized by either a single property or portfolio of properties. The segment also provides government-insured agricultural lending solutions to farmers to fund their inputs and operating expenses for the upcoming growing season. The segment does not provide financing for consumer-purpose, owner occupied loans or non-residential
purpose commercial lending.
We originate commercial mortgage loans through the following channels:

•
Retail—Our retail channel consists of sales team members located throughout the United States with concentrations in Charlotte, NC, Chicago, IL, and Irvine, CA. Our retail network controls all of the loan origination process, including sourcing the borrower, processing the application, setting the interest rate, ordering appraisal and underwriting, processing, closing and funding the loan.

•
TPO—Our TPO lending channel works with mortgage brokers to source loans which are then underwritten and funded by us, as FoA. Counterparty risk is mitigated through quality and compliance monitoring, and all brokers are subject to our eligibility requirements coupled with an annual recertification process.

The Commercial Originations segment generates revenue and earnings in the form of fair value gains at the time of origination (“Net origination gains”) and origination fees earned on the successful origination of commercial mortgage loans.
Lender Services
Our Lender Services segment provides complementary business services around the residential mortgage, student lending, and commercial lending industries. These complementary services include; title agency and title insurance services, MSR valuation and trade brokerage, transactional fulfillment services, and appraisal management services to our retail customers. The team is primarily based in St. Paul, MN and Charlotte, NC. The segment also operates a foreign branch in the Philippines for transactional fulfillment and administrative support.

•
Title agency and title insurance services—Lender Services provides consumers with in house title agency and title insurance services, which contributes to a more efficient close process by eliminating the need to shop out necessary services to finalize the loan process.

•
MSR valuation and trade brokerage—Lender Services provides MSR valuation services through a wholly owned subsidiary for both internal and external parties. Additionally, lender services facilitates MSR trades through the same wholly owned subsidiary.

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
As part of the vertical integration of our business, our Portfolio Management team acts as the connector between borrowers and investors. Our deep experience in product development and innovation allows us to assist borrowers in new and unique ways by connecting their needs with our proprietary products. The direct connections to investors, provided by our FINRA registered broker-dealer, complete the lending lifecycle in a way that allows us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and where appropriate, retain assets on balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring earnings.
The retained asset portfolio generally consists of two classifications of assets: short-term investments and long-term investments. Short-term investments are primarily proprietary whole loans and securities that are held for sale and loans bought from HECM securitizations prior to assignment to Ginnie Mae. Long-term investments are primarily made up of mortgage servicing rights, securitized HECM loans, securitized proprietary whole loans (including retained securities and residual interests in securitization trusts), and whole loans not yet securitized.
The retained assets are initially recorded to the portfolio at a designated fair-value-based transfer price, if originated by any of the Company’s origination segments (“Net origination gains” recognized by the origination segments), or at the price purchased from external parties. Retained financial assets are adjusted to their current fair value on an ongoing basis.
The Portfolio Management segment generates revenue and earnings in the form of gains on sale of loans, fair value gains on portfolio assets, interest income, and fee income related to mortgage servicing rights, underwriting, advisory, valuation, and other ancillary services.

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

•
broad economic factors such as the strength and stability of the overall economy, including the unemployment level and real estate values which have been substantially affected by the
COVID-19
pandemic, further discussed below. The
COVID-19
pandemic poses unique challenges to our business and the effects of the pandemic could adversely impact our ability to originate and service mortgages, manage our portfolio of assets and provide lender services and could also adversely impact our counterparties, liquidity and employees.

Other factors that may affect our cost base include trends in salaries and benefits costs, sales commissions, technology, rent, legal, compliance and other general and administrative costs. Management continually monitors these costs through operating plans.
Evaluation of recorded value of goodwill and intangible assets

•
The Company performs the annual goodwill impairment test as of October 1 and monitors for interim triggering events on an ongoing basis as events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. Because of a significant and sustained decline in stock price and market capitalization, the Company determined it was necessary to perform a quantitative goodwill impairment test.

The Company estimated the fair value of all reporting units utilizing a market approach and the significant assumptions used to measure fair value include discount rate, terminal factors, market multiples, and control premiums. As a result of its annual impairment test, the Company recognized an impairment to goodwill and intangible assets of $1,045.1 million. During the fourth quarter, the Company’s stock price experienced an additional sustained decline, triggering an interim impairment analysis as of December 31, 2021, which resulted in recognition of additional impairment of the remaining goodwill of $335.5 million. This impairment charge was recognized in impairment of goodwill and intangible assets in the Consolidated Statements of Operations, but does not negatively impact tangible book value.
The Company did not identify any impairment for the Predecessor periods from January 1, 2021 to March 31, 2021 or the Predecessor years ended December 31, 2020 and 2019.
Impact of
COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus
(“COVID-19”)
and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic (the
“COVID-19
pandemic”), continue to evolve, including with respect to current and future variants of
COVID-19.

The
COVID-19
pandemic has materially impacted and continues to materially impact the markets in which the Company operates. It has caused significant volatility in market liquidity as well as fluctuations in yields required by market investors in the type of financial instruments originated by the Company’s primary operating subsidiaries. While vaccine availability and uptake has increased, the longer-term macro-economic effects of the pandemic on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the industries in which our Company and its subsidiaries operate. Moreover, with the potential for new strains of
COVID-19
to emerge, governments and businesses may
re-impose
aggressive measures to help slow its spread in the future. For this reason, among others, as the
COVID-19
pandemic continues, the potential global impacts are uncertain and difficult to assess.
In the U.S., significant fiscal stimulus measures, monetary policy actions and other relief measures have helped to moderate the negative economic impacts of
COVID-19.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. In March 2021, the U.S. federal government passed a $1.9 trillion American Rescue Plan Act (“ARPA”), which together with the CARES Act and other fiscal stimulus measures- enacted by the federal government, provided for, among other things, funding to state and local governments, direct payments to households, support for small businesses, renter assistance and funding for transport, airlines, healthcare and education. Monetary policy decisions included quantitative easing and the provision of liquidity to financial institutions and credit markets. In addition, housing measures, such as forbearance on mortgages and suspension of foreclosures and evictions enacted by federal, state and local governments, and various executive orders have helped to provide relief. However, many of the forbearance on mortgages, foreclosure and eviction measures have lapsed or are set to lapse in 2022. Further, certain moratoria have been successfully challenged in lawsuits. In response to the expiration of certain of these measures, on June 28, 2021 the Consumer Financial Protection Bureau issued a final rule, which went into effect on August 31, 2021, amending certain provisions in Regulation X regarding additional assistance for borrowers on mortgage loans secured by their principal residence experiencing a
COVID-19-related
hardship. This rule includes temporary provisions imposing further restrictions on foreclosure and providing for streamlined loan modification, among other features. Given the scheduled expiration of, and legal challenges to, relief measures, there can be no assurance as to the extent to which relief will continue to be granted in the future.
The full impact of the
COVID-19
pandemic continues to evolve as of the date of this report. The Company’s work-from-home
environment is anticipated to continue, with certain exceptions for employees whose job functions or other considerations require them to be in a physical office from time to time. The Company’s management is actively monitoring the global situation relating to
COVID-19
and its effect on the Company’s financial condition, liquidity, operations, industry, and workforce. Further, the Company cannot estimate the length or gravity of the impact that the
COVID-19
pandemic on the residential mortgage and commercial lending industries. As of December 31, 2021, the
COVID-19
pandemic continues to impact the economic environment in which the Company conducts business. As of December 31, 2021, approximately 0.25% of units and 0.26% of unpaid principal balance of the Company’s total residential mortgage servicing portfolio is in forbearance as a result of the economic impacts caused by
COVID-19.
These continuing economic impacts, and the continuation of the pandemic itself, may cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets and liquidity in 2022 and beyond. See Results of Operations.
For further discussion on the potential impacts of the
COVID-19
pandemic reference Risks Related to
COVID-19”
under “Risk Factors” (Part I, Item IA of this Annual Report on Form
10-K).
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
Impact of the Business Combination
FoA is a corporation for U.S. federal and state income tax purposes. FoA Equity was and is treated as a flow-through entity for U.S. federal income tax purposes, and as such, entity level taxes at FoA Equity are not and have not been significant. Accordingly, provision for income taxes prior to the Business Combination consisted of tax expense related only to certain of the consolidated subsidiaries of FoA Equity that are structured as corporations and subject to U.S. federal income taxes as well as state taxes. Subsequent to the Business Combinations, FoA (together with certain corporate subsidiaries through which it owns its interest in FoA Equity) pays U.S. federal and state income taxes as a corporation on its share of FoA Equity’s taxable income.
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
As a result of the application of business combination accounting, the historical Consolidated Financial Statements of FoA Equity are not necessarily indicative of FoA’s future results of operations, financial position and cash flows. For example, increased tangible and intangible assets resulting from adjusting the basis of tangible and intangible assets to their fair value have resulted in increased depreciation and amortization expense in the periods following the consummation of the Business Combination.
Additionally, in connection with the Business Combination, FoA entered into Tax Receivable Agreements (“TRA”) with the TRA Parties that provide for the payment by FoA to such owners of 85% of the benefits that

FoA is deemed to realize as a result of (i) tax basis adjustments that will increase the tax basis of the tangible and intangible assets of FoA as a result of sales or exchanges of Class A LLC Units in connection with or after the Business Combination or distributions with respect to the Class A LLC Units prior to or in connection with the Business Combination, (ii) FoA’s utilization of certain tax attributes attributable to the Blocker or the Blocker Shareholders, and (iii) certain other tax benefits related to entering into the TRAs, including tax benefits attributable to payments under the TRAs.
Impact of Becoming a Public Company
We have incurred and expect to incur additional costs associated with operating as a public company. These costs include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, requires public companies to implement specified corporate governance practices that are not applicable to a private company. These additional rules and regulations increase our legal, regulatory and financial compliance costs and make some activities more time-consuming and costly.
Components of Our Results of Operations
Revenue
Gain on sale and other income from loans held for sale, net
Gain on sale and other income from loans held for sale, net includes realized and unrealized gains and losses on loans held for sale, interest rate lock commitments, hedging derivatives, and originated mortgage servicing rights. The Company sells mortgage loans into the secondary market, including, but not limited to, sales to the GSEs on a servicing-released basis, where the loans are sold to an investor with the associated MSRs transferred to the investor or to a separate third party investor. In addition, the Company may opportunistically sell loans on a servicing-retained basis, where the loan is sold and the Company retains the rights to service that loan. Unrealized gains and losses include fair value gains and losses resulting from changes in fair value in the underlying mortgages, interest rate lock commitments, hedging derivatives, and originated MSRs, from the time of origination to the ultimate sale of the loan or other settlement of those financial instruments.
Net fair value gains on loans and related obligations
The majority of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on loans and related obligations. See Note 5—Fair Value within our consolidated financial statements for a discussion of fair value measurements.
Fee Income
We earn various fees from our customers during the process of origination and servicing of loans as well as providing services to third party customers. These fees include loan servicing and origination fees, title and closing service fees, title underwriting servicing fees, settlement fees, appraisal fees and broker fees. Revenue is recognized when the performance obligations have been satisfied, which is typically at the time of loan origination or when the service to the third-party has been provided.
In addition to the fees earned from customers, we recognize the changes in fair value of MSRs as current period income (loss). To hedge against volatility in the fair value of MSRs, we enter into various derivative agreements, which may include but are not limited to interest rate swap futures. Changes in the fair value of such derivative instruments and the related hedging gains and losses are also included as a component of fee income.

Net interest income (expense)
We earn interest income on mortgage loans and incur interest expense on our warehouse lines of credit and non-funding
debt. Interest income and interest expense also accrues to loans held for investment, including securitized loans subject to HMBS and other nonrecourse debt. Such interest is included as a component of net fair value gains on loans and related obligations.
Operating Expenses
Salaries, benefits and related expenses
Salaries, benefits and related expenses includes commissions, bonuses, equity based compensation, salaries, benefits, taxes and all payroll related expenses for our employees.
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
Other, Net
Other, net, primarily includes gains or losses on
non-operating
assets, revaluation of the warrant liability, and remeasurement of the TRA obligations.
Income Taxes
FoA Equity was and is treated as a flow-through entity for U.S. federal income tax purposes. As a result, entity level taxes at FoA Equity are not significant. Prior to the Business Combination, provision for income taxes consisted of tax expense related only to certain of the consolidated subsidiaries of FoA Equity that are structured as corporations and subject to U.S. federal income taxes as well as state taxes.
Subsequent to the Business Combination, FoA (together with certain corporate subsidiaries through which it owns its interest in FoA Equity) is treated as a corporation for U.S. federal and state income tax purposes and is subject to U.S. federal income taxes with respect to its allocable share of any taxable income of FoA Equity and is taxed at the prevailing corporate tax rates. FoA is a holding company and its only material asset is its direct and indirect interest in FoA Equity. Accordingly, a provision for income taxes is recorded for the anticipated tax consequences of FoA’s allocable share of FoA Equity’s reported results of operations for federal income taxes. In addition to tax expenses, FoA also incurs expenses related to its operations, as well as payments under the TRAs, which are significant. FoA Equity may distribute amounts sufficient to allow FoA to pay its tax obligations and operating expenses, including distributions to fund any payments due under the TRAs. See “Certain Agreements Related to the Business Combination—Tax Receivable Agreements.” However, the ability of FoA Equity to make such distributions may be limited due to, among other things, restrictive covenants in its financing lines of credit and senior notes.
Results of Operations
Overview
The following tables present selected financial data for the Successor period from April 1, 2021 to December 31, 2021, and for the Predecessor period from January 1, 2021 to March 31, 2021. Additionally, we have presented the Predecessor selected financial data for the years ended December 31, 2020 and 2019.

We have prepared our discussion of the results of current year operations by comparing the results of the combined Successor period from April 1, 2021 to December 31, 2021 and Predecessor period from January 1, 2021 to March 31, 2021 with the Predecessor year ended December 31, 2020. The core business operations of the Predecessor and Successor were not significantly impacted by the consummation of the Business Combination. Therefore we believe the combined results for the Successor period from April 1, 2021 to December 31, 2021 and the Predecessor period from January 1, 2021 to March 31, 2021 are comparable to the year ended December 31, 2020 and provide enhanced comparability to the reader about the current year’s results. We believe this approach provides the most meaningful basis of comparison and is useful in identifying current business trends for the periods presented. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of 2021, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.
Consolidated Results
The following table summarizes our consolidated operating results for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Gain on sale and other income from loans held for sale, net	$564,525	$291,334	$1,178,995	$464,308
Net fair value gains on loans and related obligations	341,750	76,663	311,698	329,526
Fee income	386,065	161,371	389,869	199,099
Net interest expense	(63,769)	(21,705)	(80,417)	(101,408)

Total revenue	1,228,571	507,663	1,800,145	891,525

Total expenses	1,183,756	373,314	1,293,757	818,278
Impairment of goodwill and intangible assets	(1,380,630)	—	—	—
Other, net	14,142	(8,892)	(6,131)	4,332

NET INCOME (LOSS) BEFORE TAXES	$(1,321,673)	$125,457	$500,257	$77,579

Net fair value gains on loans and related obligations
Certain of our financial instruments are valued utilizing a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments is recorded as a gain or loss in net fair value gains on loans and related obligations on the Consolidated Statements of Operations.
The following table summarizes the components of net fair value gains on loans and related obligations for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Net origination gains	$354,858	$73,880	$205,607	$171,534
Net fair value gains from portfolio activity (1)	102,276	32,386	138,743	135,855
Net fair value gains (losses) from changes in market inputs or model assumptions	(115,384)	(29,603)	(32,652)	22,137

Net fair value gains on loans and related obligations	$341,750	$76,663	$311,698	$329,526

(1)	This line item includes realization of interest income and interest expense related to loans held for investment and securitization trusts, and runoff and portfolio amortization
Principally, all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on loans and related obligations in the Consolidated Statements of Operations. However, for certain of our outstanding financing lines of credit, we have not elected to account for these liabilities under the fair value option. Accordingly, interest expense is presented separately on our Consolidated Statements of Operations. Further, interest income on collateralized loans may be reflected in net fair value gains on loans and related obligations on the Consolidated Statements of Operations, while the associated interest expense on the pledged loans will be included as a component of net interest expense. We evaluate net interest margin (“NIM”) for our outstanding investments through an evaluation of all components of interest income and interest expense.

The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Interest income on commercial and reverse loans	$495,163	$160,568	$709,679	$749,240
Interest expense on HMBS and nonrecourse obligations	(329,344)	(119,201)	(526,690)	(527,646)

Net interest margin included in net fair value gains on mortgage loans (1)	165,819	41,367	182,989	221,594

Interest income on mortgage loans held for sale	43,566	12,621	42,398	37,050
Interest expense on warehouse lines of credit	(87,197)	(26,546)	(113,669)	(133,381)
Non-funding debt interest expense	(20,231)	(7,756)	(8,946)	(5,167)
Other interest income	359	40	186	273
Other interest expense	(266)	(64)	(386)	(183)

Net interest expense	(63,769)	(21,705)	(80,417)	(101,408)

NET INTEREST MARGIN	$102,050	$19,662	$102,572	$120,186

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

For the year ended December
 31, 2021 (Successor and Predecessor) versus the year ended December
 31, 2020 (Predecessor)
Net income (loss) before taxes decreased $1.7 billion or 339.1% primarily as a result of the following:

•
Gain on sale and other income from loans held for sale, net, decreased $323.1 million or 27.4% primarily as a result of lower Mortgage Originations segment revenue margin. Our margin on originated mortgage loans decreased to 2.86% for the year ended December 31, 2021 compared to 3.88% for the comparable 2020 period. Our Mortgage Originations segment had $29.0 billion in net rate lock volume for the year ended December 31, 2021 compared to $30.2 billion for the comparable 2020 period.

•
Net fair value gains on loans and related obligations increased by $106.7 million or 34.2% primarily as a result of growth in net origination gains from our Reverse and Commercial Originations segments, partially offset by fair value losses from market inputs or model assumptions. The Reverse Originations segment recognized $385.6 million in net origination gains on originations of $4.3 billion of reverse mortgage loans for the year ended December 31, 2021 compared to $192.3 million on origination of $2.7 billion for the comparable 2020 period. The Commercial Originations segment recognized $43.2 million in net origination gains on origination of $1.8 billion in loans for the year ended December 31, 2021 compared to $13.4 million on origination of $855.3 million during the comparable 2020 period. Fair value losses from changes in market inputs or model assumptions were 145.0 million for the year ended December 31, 2021 primarily due to fair value adjustments related predominantly to increases in modeled prepayment speeds on securitized mortgage assets. This compares to $32.6 million in fair value losses from changes in market inputs or model assumptions for the year ended December 31, 2020 driven largely by unfavorable shocks to fair value during the early months of the
COVID-19
pandemic. See Note 5—Fair Value within the consolidated financial statements for additional information on assumptions impacting the value of our loans held for investment.

•
Fee income increased $157.6 million or 40.4% primarily due to growth in Commercial loan originations, as well as in our Lender Services segment. Our Commercial Originations segment grew fee revenue by $28.1 million or 117.7% primarily as a result of a 106.8% increase in loan origination volume during the year ended December 31, 2021. The increase in commercial loan origination volume is partially attributable to a temporary deferment of commercial production in March to May of 2020 due to the COVID-19 pandemic and impact to capital markets demand for non-GSE or government loan products. Within our Lender Services segment, we experienced growth in lender fees of $123.5 million or 60.2% due to increase of 82.1% in loan closings in which we acted as title agent and growth of 152.5% in our underwriting activity for the year ended December 31, 2021 compared to the comparable 2020 period.

•
Total expenses increased $263.3 million or 20.4% due to higher salaries, benefits and related expenses combined with increased general and administrative expenses primarily as a result of our higher loan origination volumes during the year ended December 31, 2021, overall enterprise growth, and expenses related to the Business Combination. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $38.6 million was recognized. Additional on-going
expenses of $24.2 million for the RSUs and $40.7 million of amortization of intangibles relating to the business combination were recognized.

For the year ended December 31, 2020 versus the year ended December 31, 2019
Net income before taxes increased $422.7 million or 544.8% as a result of higher gain on sale and other income from loans held for sale, net, and fee income on originated mortgage loans and from our Lender Services segment, offset partially by lower net fair value gains on loans and related obligations and higher expenses.

•
Gain on sale and other income from loans held for sale, net, increased $714.7 million or 153.9% primarily as a result of higher loan originations in our Mortgage Originations segment and a general widening in margins related to GSE and government guaranteed loan products. We originated $29,064.4 million in residential mortgage loans in 2020, compared to $15,437.1 million, an 88.3% increase over 2019. The higher loan origination volume is attributable to the favorable interest rate environment in 2020, which was 99 bps lower than 2019, leading to an increase in refinance production. Our margin on originated mortgage loans increased to 3.88% for the year ended December 31, 2020 compared to 2.80% for the comparable 2019 period.

•
Net fair value gains on loans and related obligations decreased by $17.8 million primarily as a result of $32.6 million in fair value losses from changes in market inputs or model assumptions in 2020 driven largely by shocks to fair value yields during the early months of the
COVID-19
pandemic, partially offset by $34.1 million increase in net origination gains during 2020 compared to 2019. See Note 5—Fair Value within the annual audited consolidated financial statements for additional information on assumptions impacting the value of loans held for investment.

•	Fee income increased $190.8 million or 95.8% as a result of our higher loan origination volumes.

•
Net interest expense decreased $21.0 million or 20.7% in 2020 as a result of the favorable interest rate environment in 2020 compared to 2019. This reduced the interest expense on our warehouse lines of credit. Additionally, the favorable interest rate environment resulted in lower interest rates on the debt associated with the 10 securitizations executed in 2020, which are recorded in net fair value gains on loans and related obligations.

•
Total expenses increased $475.5 million or 58.1% due to higher salaries, benefits and related expenses combined with an increase in general and administrative expenses as a result of higher loan origination volumes during the period and overall enterprise growth.

SEGMENT RESULTS
Revenue generated on inter-segment services performed are valued based on estimated market value. Revenue and fees are directly allocated to their respective segments at the time services are performed. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the year ended December 31, 2021. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.
Mortgage Originations Segment
The following table summarizes our Mortgage Origination segment’s results for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Gain on sale and other income from loans held for sale, net	$542,951	$286,481	$1,171,368	$462,700
Fee income	88,399	32,731	118,237	64,372
Net interest income (expense)	7,986	891	1,896	(403)

Total revenue	639,336	320,103	1,291,501	526,669

Total expenses	639,196	224,246	831,563	506,894
Impairment of goodwill and intangible assets	(774,524)	—	—	—

NET INCOME (LOSS) BEFORE TAXES	$(774,384)	$95,857	$459,938	$19,775

Our Mortgage Originations segment generates its revenues primarily from the origination and sale of residential mortgages, including conforming mortgages, government mortgages insured by the FHA, VA and USDA, non-conforming
products such as jumbo mortgages,
non-qualified
mortgages,
closed-end
second mortgages and home improvement loans into the secondary market. Revenue from our Mortgage Originations segment includes cash gains recognized on the sale of mortgages, net of any estimated repurchase obligations, realized hedge gains and losses, fair value adjustments on loans held for sale, and any fair value adjustments on our outstanding interest rate lock pipeline and derivatives utilized to mitigate interest rate exposure on our outstanding mortgage pipeline. We also earn origination fees on the successful origination of mortgage loans which are recorded at the time of origination of the associated loans.
We utilize forward loan sale commitments, To Be Announced (“TBA”), and other forward delivery securities to fix the forward sales price that we will realize in the secondary market and to mitigate the interest rate risk to loan prices that we may be exposed to from the date we enter into rate locks with our customers until the date the loan is sold. We realize hedge gains and losses based on the value of the change in price in the underlying securities. When the position is closed, these amounts are recorded as realized hedge gains and losses.

KEY METRICS
The following table provides a summary of some of our Mortgage Origination segment’s key metrics (dollars in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Loan origination volume (dollars)
Conforming	$13,520,248	$5,397,708	$19,217,582	$8,574,829
Government	2,858,339	1,068,650	4,305,439	3,763,708
Non-conforming	4,651,581	1,937,860	5,541,415	3,098,610
Home improvement	172,180	—	—	—

Total loan origination volume	$21,202,348	$8,404,218	$29,064,436	$15,437,147
Loan origination volume by type (dollars)
Agency	$17,999,368	$7,367,044	$27,150,349	$14,220,810
Non-agency	3,030,800	1,037,174	1,914,087	1,216,337
Home improvement	172,180	—	—	—

Total loan origination volume by type	$21,202,348	$8,404,218	$29,064,436	$15,437,147
Loan origination volume by channel (dollars)
Retail	$13,979,262	$5,622,487	$21,497,101	$11,750,830
Wholesale/Correspondent	4,845,383	1,706,365	4,316,952	2,306,909
Consumer direct	2,205,523	1,075,366	3,250,383	1,379,408
Home improvement	172,180	—	—	—

Total loan origination volume by channel	$21,202,348	$8,404,218	$29,064,436	$15,437,147
Loan origination volume by type (dollars)
Purchase	$10,658,260	$2,664,493	$9,877,305	$8,651,747
Refinance	10,371,908	5,739,725	19,187,131	6,785,400
Home improvement	172,180	—	—	—

Total loan origination volume by type	$21,202,348	$8,404,218	$29,064,436	$15,437,147
Loan origination volume (units)
Conforming	41,807	18,090	65,072	32,195
Government	8,835	3,426	14,764	13,525
Non-conforming	5,769	2,472	7,816	4,661
Home improvement	15,798	—	—	—

Total loan origination volume	72,209	23,988	87,652	50,381
Loan origination volume by type (units)
Agency	52,702	22,763	85,081	48,519
Non-agency	3,709	1,225	2,571	1,862
Home improvement	15,798	—	—	—

Total loan origination volume by type	72,209	23,988	87,652	50,381

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Loan origination volume by channel (units)
Retail	38,531	16,123	66,232	39,969
Wholesale/Correspondent	11,385	4,745	12,383	6,476
Consumer direct	6,495	3,120	9,037	3,936
Home improvement	15,798	—	—	—

Total loan origination volume by channel	72,209	23,988	87,652	50,381
Loan origination volume by type (units)
Purchase	27,776	7,534	31,389	30,984
Refinance	28,635	16,454	56,263	19,397
Home improvement	15,798	—	—	—

Total loan origination volume by type	72,209	23,988	87,652	50,381
Loan sales by investor (dollars)
Agency	$16,802,984	$7,246,418	$25,749,257	$11,513,455
Private	4,295,060	1,152,810	2,241,787	3,339,131

Total loan sales by investor	$21,098,044	$8,399,228	$27,991,044	$14,852,586
Loan sales by type (dollars)
Servicing released	$8,294,085	$2,086,550	$6,747,669	$14,477,231
Servicing retained	12,803,959	6,312,678	21,243,375	375,355

Total loan sales by type	$21,098,044	$8,399,228	$27,991,044	$14,852,586
Net rate lock volume	$20,546,284	$8,405,313	$30,157,239	$16,523,535
Mortgage originations margin (including servicing margin) (1)	2.64%	3.41%	3.88%	2.80%
Capitalized servicing rate (in bps)	106.0	89.1	78.3	97.7

(1)	Calculated for each period as Gain on sale and other income from loans held for sale, net, divided by Net rate lock volume.

Revenue
In the table below is a summary of the components of our Mortgage Origination segment’s total revenue for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Gain on sale, net	$664,971	$200,874	$1,251,005	$501,592
Provision for repurchases	(7,316)	(2,258)	(22,402)	(4,950)
Realized hedge gains (losses)	(19,107)	74,823	(164,141)	(48,315)
Changes in fair value of loans held for sale	5,084	(41,485)	50,204	8,187
Changes in fair value of interest rate locks	(14,408)	(49,946)	73,637	3,605
Changes in fair value of derivatives/hedges	(86,273)	104,473	(16,935)	2,581

Gain on sale and other income from loans held for sale, net	542,951	286,481	1,171,368	462,700

Origination related fee income	88,399	32,731	118,237	64,372
Net interest income (expense)	7,986	891	1,896	(403)

Total revenue	$639,336	$320,103	$1,291,501	$526,669

Net interest income was comprised of the following (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Interest income	$42,555	$12,483	$41,688	$36,673
Interest expense	(34,569)	(11,592)	(39,792)	(37,076)

Net interest income (expense)	$7,986	$891	$1,896	$(403)

WAC—loans held for sale	3.3%	2.9%	2.9%	3.9%
WAC—warehouse lines of credit	3.3%	3.0%	3.1%	3.7%
For the year ended December
 31, 2021 (Successor and Predecessor) versus the year ended December
 31, 2020 (Predecessor)
Total revenue decreased $332.1 million or 25.7% as a result of the following:

•
Gain on sale, net, decreased $385.2 million or 30.8% as a result of decreased gain on sale margins on sold volume, offset slightly by higher sales volume during the year ended December 31, 2021. We sold $29.5 billion in mortgage loans for the year ended December 31, 2021 compared to $28.0 billion for the comparable 2020 period. Weighted average gain on sale margins on sold loans were 2.9% for the year ended December 31, 2021 compared to 4.5% for the comparable 2020 period. Gain on sale margins decreased primarily due to rate volatility during both periods and competitive pressure on margins in the 2021 period.

•
Provision for repurchases decreased $12.8 million or 57.3% due to an adjustment of the provision for the year ended December 31, 2021 compared to additional provision being booked in the early months of the COVID 19 pandemic during the comparable 2020 period.

•
Changes in fair value of loans held for sale decreased $86.6 million or 172.5% as a result of lower net change in the end-of-period
fair value of our lower outstanding originated loan production not yet sold or securitized. The unsold pipeline decreased from $2.0 billion with a weighted average margin of 4.2% at December 31, 2020 to $1.8 billion and 2.5% at December 31, 2021. Comparatively, the unsold pipeline increased from $1.0 billion with a weighted average margin of 2.9% at December 31, 2019 to $2.0 billion and 4.2% at December 31, 2020.

•
Changes in fair value of interest rate locks similarly decreased $138.0 million or 187.4% as a result of lower net change in our interest rate lock pipeline driven by an overall decrease in refinance activity in the market. The fair value of the interest rate lock pipeline decreased from $87.6 million at December 31, 2020 to $23.2 million at December 31, 2021. Comparatively, the fair value of the interest rate lock pipeline increased from $13.9 million at December 31, 2019 to $87.6 million at December 31, 2020.

•	Origination related fee income increased $2.9 million or 2.5% as a result of higher loan origination volume during the year ended December 31, 2021.

•
During the year ended December 31, 2021, net realized and unrealized hedge gains were $73.9 million compared to hedge losses of $181.1 million in the comparable 2020 period, partially offsetting the fair value impact to loans in the pipeline by increases in average market interest rates.

For the year ended December 31, 2020 versus the year ended December 31, 2019
Total revenue increased $764.8 million or 145.2% as a result of higher gain on sale, net.

•
Gain on sale, net, increased $749.4 million or 149.4% as a result of higher gain on sale margins and increased sales volume for the year ended December 31, 2020. We sold $28.0 billion in mortgage loans for the year ended December 31, 2020 compared to $14.9 billion for the comparable 2019 period. Weighted average gain on sale margins on sold loans were 4.5% for 2020 compared to 3.4% for 2019.

•
Changes in fair value of loans held for sale increased $42.0 million or 513.2% as a result of a higher net change in mortgage loans held for sale and higher margins on the unsold loan pipeline. The unsold pipeline increased $938.2 million or 89.4% during the year ended December 31, 2020 compared to the year ended December 31, 2019. As of December 31, 2020, weighted average margins on unsold production was 4.15%, compared to 2.80% as of December 31, 2019.

•
Changes in fair value of interest rate locks increased $70.0 million or 1,942.6% as a result of a higher net change in our interest rate lock pipeline. The interest rate lock pipeline increased $1,976.1 million or 211.3% during the year ended December 31, 2020 compared to the year ended December 31, 2019. As of December 31, 2020, the weighted average net margin on our interest rate lock pipeline was 3.02% compared to 1.50% as of December 31, 2019.

•	Origination related fee income increased $53.9 million or 83.7% as a result of higher loan origination volume during the year.

•
The above revenues were partially offset by an increase in net realized hedge losses on mortgage loan commitments of $115.8 million or 239.7% as a result of net declining market interest rates during the year.

Expenses
In the table below is a summary of the components of our Mortgage Originations segment’s total expenses for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Commissions and bonuses	$294,385	$111,766	$458,674	$218,647
Salaries	151,142	46,232	155,266	117,478
Other salary related expenses	36,752	18,451	48,666	38,400

Total salaries, benefits and related expenses	482,279	176,449	662,606	374,525
Loan origination fees	45,903	14,003	47,341	17,244
Loan processing expenses	15,957	5,462	11,877	8,687
Other general and administrative expenses	81,058	23,112	87,922	80,985

Total general and administrative expenses	142,918	42,577	147,140	106,916
Occupancy, equipment rentals and other office related expenses	13,999	5,220	21,817	25,453

Total expenses	$639,196	$224,246	$831,563	$506,894

For the year ended December
 31, 2021 (Successor and Predecessor) versus the year ended December
 31, 2020 (Predecessor)
Total expenses increased $31.9 million or 3.8% as a result of the following:

•
Salaries, benefits and related expenses decreased $3.9 million or 0.6%, primarily due to a $52.5 million decrease in commissions and bonus due to a higher percentage of total loan origination occurring through the TPO channel, offset by a $42.1 million increase in salaries expense and a $6.5 million increase in other salary related expenses as a result of equity based compensation and increased headcount during the year ended December 31, 2021. Our average headcount increased from 2,766 for the year ended December 31, 2020 to 3,088 for the 2021 period due to acquisitions and in order to accommodate the demands of the business. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $7.7 million was recognized. Additional on-going
expenses of $7.3 million were recognized for the RSUs issued at the time of the Business Combination.

•
General and administrative expenses increased $38.4 million or 26.1% primarily due to higher origination volume which resulted in an increase of $11.0 million in securitization expenses and an increase of $9.5 million in loan processing fees. Additionally, during the year ended December 31, 2021, $10.6 million of amortization of intangibles relating to the Business Combination was recognized.

For the year ended December 31, 2020 versus the year ended December 31, 2019
Total expenses increased $324.7 million or 64.1% as a result of higher salaries, benefits and related expenses combined with an increase in general and administrative expenses.

•	Salaries, benefits and related expenses increased $288.1 million or 76.9%, primarily due to a $240.0 million increase in commissions and bonus expense as a result of the 88.3% increase in origination volume during 2020. Additionally, the increase was attributable to an increase of $37.8 million or 32.2% in salaries due to higher headcount. Average headcount was 2,766 for 2020 compared to 2,645 for 2019.

•	General and administrative expenses increased $40.2 million or 37.6% primarily due to increased loan origination fees as a result of higher origination volumes.
Reverse Originations Segment
The following table summarizes our Reverse Originations segment’s results for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Gain on mortgage loans	—	—	—	—
Net origination gains	$317,138	$68,449	$192,257	$141,022
Fee income	3,274	524	1,837	3,478

Total revenue	320,412	68,973	194,094	144,500

Total expenses	122,389	23,693	87,219	79,522
Impairment of goodwill and intangible assets	(408,241)	—	—	—
Other, net	248	34	—	—

NET INCOME (LOSS) BEFORE TAXES	$(209,970)	$45,314	$106,875	$64,978

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

KEY METRICS
The following table provides a summary of some of our Reverse Originations segment’s key metrics (dollars in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Loan origination volume
Total loan origination volume — new originations — dollars (1)	$3,492,328	$768,795	$2,706,780	$2,487,192
Total loan origination volume — tails — dollars (2)	409,351	120,775	479,882	502,349

Total loan origination volume — dollars	$3,901,679	$889,570	$3,186,662	$2,989,541
Total loan origination volume — units	10,533	2,864	9,653	7,942
Loan origination volume — new originations by channel (dollars) (3)
Retail	$599,168	$127,679	$389,382	$268,084
TPO	2,893,160	641,116	2,317,398	2,219,108

Total loan origination volume—new originations by channel	$3,492,328	$768,795	$2,706,780	$2,487,192

(1)	New loan origination volumes consist of initial reverse mortgage loan borrowing amounts.
(2)	Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees and other advances which we are able to subsequently pool into a security.
(3)
Loan origination volumes by channel consist of initial reverse mortgage loan borrowing amounts, exclusive of subsequent borrower draws, mortgage insurance premiums, service fees and other advances that we are able to subsequently pool into a security.

Revenue
In the table below is a summary of the components of our Reverse Originations segment’s total revenue for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Net origination gains
Retail	$36,936	$16,913	$41,641	$20,508
TPO	476,379	99,678	307,851	237,887
Acquisition costs	(196,177)	(48,142)	(157,235)	(117,373)

Total net origination gains	$317,138	$68,449	$192,257	$141,022
Fee income	3,274	524	1,837	3,478
Net interest income	—	—	—	—

Total revenue	$320,412	$68,973	$194,094	$144,500

For the year ended December
 31, 2021 (Successor and Predecessor) versus the year ended December
 31, 2020 (Predecessor)
Total revenue increased $195.3 million or 100.6% as a result of the following:

•
Net origination gains increased $193.3 million or 100.6% as a result of higher loan origination volume during the year ended December 31, 2021 combined with increased margins on this origination volume. The higher origination volume is attributable to home price appreciation and improved interest rates leading to an increase in market size, more equity available to seniors, and increased refinance volumes in 2021. We originated $4,261.1 million of reverse mortgage loans for the year ended December 31, 2021, an increase of 57.4%, compared to $2,706.8 million for the comparable 2020 period. During the year ended December 31, 2021, the weighted average margin on production was 8.05% compared to 8.05% in 2020, an increase of 28.5%.

For the year ended December 31, 2020 versus the year ended December 31, 2019
Total revenue increased $49.6 million or 34.3% as a result of higher net origination gains.

•
Net origination gains increased $51.2 million or 36.3% as a result of higher loan origination volume during the period combined with increased margins on this origination volume. The higher origination volumes were due to the favorable interest rate environment and increased market penetration during the year. We originated $2,706.8 million of reverse mortgage loans in 2020 compared to $2,487.2 million in 2019. During 2020, the weighted average margin on production was 6.03% compared to 4.72% in 2019, an increase of 27.8%.

Expenses
In the table below is a summary of the components of our Reverse Originations segment’s total expenses for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Salaries and bonuses	$58,499	$11,692	$41,355	$36,760
Other salary related expenses	3,891	1,395	3,716	3,293

Total salaries, benefits and related expenses	62,390	13,087	45,071	40,053
Loan origination fees	7,399	3,258	12,230	9,981
Professional fees	6,753	2,079	8,303	11,545
Other general and administrative expenses	44,427	4,958	20,036	16,628

Total general and administrative expenses	58,579	10,295	40,569	38,154
Occupancy, equipment rentals and other office related expenses	1,420	311	1,579	1,315

Total expenses	$122,389	$23,693	$87,219	$79,522

For the year ended December
 31, 2021 (Successor and Predecessor) versus the year ended December
 31, 2020 (Predecessor)
Total expenses increased $58.9 million or 67.5% as a result of the following:

•
Salaries, benefits and related expenses increased $30.4 million or 67.5% primarily due to an increase in average headcount, production related compensation to support the increased origination volume, and share based compensation associated with the Business Combination. Average headcount for the year ended December 31, 2021 was 384 compared to 279 for the 2020 period. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $4.0 million was recognized. Additional on-going
expenses of $2.1 million were recognized for the RSUs issued at the time of the Business Combination.

•
General and administrative expenses increased $28.3 million or 69.8% primarily due to allocated costs associated with the Business Combination. During the year ended December 31, 2021, $27.9 million of amortization of intangibles relating to the Business Combination was recognized.

For the year ended December 31, 2020 versus the year ended December 31, 2019
Total expenses increased $7.7 million or 9.7% as a result of higher salaries, benefits and related expenses combined with an increase in general and administrative expenses.

•
Salaries, benefits and related expenses increased $5.0 million or 12.5%, primarily due to an increase in average headcount in addition to an increase in commissions and accrued bonus compensation. Average headcount for the year ended December 31, 2020 was 279 compared to 259 for the year ended December 31, 2019.

•
General and administrative expenses increased $2.4 million or 6.3% primarily due to increased loan origination fees of $2.2 million as a result of higher loan origination volume combined with an increase in business development expenses of $5.3 million, offset by a decrease in professional fees of $3.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. During 2020, we began to shift our marketing strategy to a branded lead generation strategy, rather than a purchased lead or referral spend strategy utilized in 2019.

Commercial Originations Segment
The following table summarizes our Commercial Originations segment’s results for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Net origination gains	$37,720	$5,431	$13,350	$30,512
Fee income	43,015	8,930	23,862	36,094

Total revenue	80,735	14,361	37,212	66,606

Total expenses	64,026	13,391	41,341	51,882
Impairment of goodwill and intangible assets	(75,768)	—	—	—
Other, net	423	149	—	—

NET INCOME (LOSS) BEFORE TAXES	$(58,636)	$1,119	$(4,129)	$14,724

Our Commercial Originations segment generates its revenues primarily from the origination of loans secured by
1-8
family residential properties, which are owned for investment purposes as either long-term rentals (“SRL”), “fix and flip” properties which are undergoing construction or renovation. Revenue from our Commercial Originations segment include both our initial estimate of fair value gains on the date of origination (“Net origination gains”), which is determined by utilizing quoted prices on similar securities or internally-developed models utilizing observable market inputs, in addition to fees earned at the time of origination of the associated loans. We elect to account for all originated loans at fair value. The loans are immediately transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in revenues of our Portfolio Management segment until final disposition.

KEY METRICS
The following table provides a summary of some of our Commercial Originations segment’s key metrics (dollars in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Loan origination volume (dollars) (1)
Portfolio	$256,808	$59,458	$93,234	$85,118
SRL	622,104	104,992	180,362	181,321
Fix & flip	321,697	90,018	339,696	798,620
New construction	40,512	3,422	95,855	151,152
Agricultural	187,104	83,013	146,168	18,542

Total loan origination volume	$1,428,225	$340,903	$855,315	$1,234,753

Loan origination volume (units) (1)
Portfolio	298	71	84	49
SRL	3,324	643	1,129	1,173
Fix & flip	1,398	430	1,630	3,481
New construction	131	13	291	496
Agricultural	56	27	54	8

Total loan origination volume	5,207	1,184	3,188	5,207

(1)	Loan origination volume and units consist of approved total borrower commitments. These amounts include amounts available to our borrowers but have not yet been drawn upon.
(2)	Revenue from origination and management of agricultural loans is recognized in our Portfolio Management segment.
Revenue
In the table below is a summary of the components of our Commercial Originations segment’s total revenue for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Net origination gains	$37,720	$5,431	$13,350	$30,512
Fee income	43,015	8,930	23,862	36,094

Total revenue	$80,735	$14,361	$37,212	$66,606

For the year ended December 31, 2021 (Successor and Predecessor) versus the year ended December 31, 2020 (Predecessor)
Total revenue increased $57.9 million or 155.6% as result of the following:

•
Net origination gains increased by $29.8 million or 223.2%, primarily as a result of the increase in loan origination volume and increase in margin. We originated $1,769.1 million in commercial loans for the year ended December 31, 2021 compared to $855.3 million during the comparable 2020 period. In March of 2020, there was a temporary deferment of commercial production and a decrease in capital markets demand for non-GSE
or government loan products, which continued through the third quarter of 2020, due to the
COVID-19
pandemic.

•	Fee income increased $28.1 million or 117.7% primarily as a result of a 106.8% increase in loan origination volume and fee income per originated loan during the year ended December 31, 2021.
For the year ended December 31, 2020 versus the year ended December 31, 2019
Total revenue decreased $29.4 million or 44.1% as result of lower net origination gains combined with lower fee income.

•
We originated $855.3 million in commercial loans in 2020 compared to $1,234.8 million in comparable 2019. Lower loan origination volume is attributable to a temporary deferment of commercial production in March to May of 2020 due to the
COVID-19
pandemic and impact to capital markets demand for
non-GSE
or government loan products.

•	Fee income decreased $12.2 million or 33.9% primarily as a result of a 30.7% decrease in loan origination volume during the year.
Expenses
In the table below is a summary of the components of our Commercial Originations segment’s total expenses for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Salaries	$20,308	$4,769	$12,842	$12,889
Commissions and bonus	8,787	2,092	6,923	9,280
Other salary related expenses	7,125	797	2,233	2,298

Total salaries, benefits and related expenses	36,220	7,658	21,998	24,467
Loan origination fees	15,980	3,140	10,075	16,830
Professional fees	2,593	891	3,963	5,766
Other general and administrative expenses	8,254	1,164	4,632	4,031

Total general and administrative expenses	26,827	5,195	18,670	26,627
Occupancy, equipment rentals and other office related expenses	979	538	673	788

Total expenses	$64,026	$13,391	$41,341	$51,882

For the year ended December 31, 2021 (Successor and Predecessor) versus the year ended December 31, 2020 (Predecessor)
Total expenses increased $36.1 million or 87.3% as a result of the following:

•
Salaries, benefits and related expenses increased $21.9 million or 99.5% primarily due to the increase in average headcount and production related compensation to support the increased origination volume and allocation of share based compensation associated with the Business Combination. Salaries increased $12.2 million or 95.3% primarily due to the increase in average headcount for the year ended December 31, 2021 of 237 compared to 136 for the 2020 period. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $1.4 million was recognized. Additional on-going
expenses of $1.3 million were recognized for the RSUs issued at the time of the Business Combination.

•
General and administrative expenses increased $13.4 million or 71.5% primarily due to the increase in loan origination fees and allocated costs associated with the Business Combination. Loan origination fees increased 9.0 million or 89.8% primarily as a result of a 106.8% increase in loan origination volume during the year ended December 31, 2021 compared to the comparable 2020 period. During the year ended December 31, 2021, $1.5 million of amortization of intangibles relating to the Business Combination was recognized.

For the year ended December 31, 2020 versus the year ended December 31, 2019
Total expenses decreased 10.5 million or 20.3% as a result of lower general and administrative expenses combined with a decrease in salaries, benefits and related expenses.

•
Salaries, benefits and related expenses decreased $2.5 million or 10.1%, due to lower commissions and bonuses of $2.4 million or 25.4% as a result of the $379.4 million decrease in origination volume in 2020. The decrease in origination volume also caused a reduction in average headcount from 139 employees in 2019 to 136 employees in 2020. These decreases were driven by the temporary deferment of commercial production in March to May of 2020 due to the
COVID-19
pandemic and the impact to capital markets demand for
non-GSE
or government loan products. In March 2020, certain employees were transitioned from our Commercial Originations segment to our Mortgage Originations segment to support the growth in production volume in that segment.

•
General and administrative expenses decreased $8.0 million or 29.9% primarily due to decreased loan origination fees related to the suspension of loan originations in March 2020 due to the
COVID-19
pandemic.

Lender Services Segment
The following table summarizes our Lender Services segment’s results for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Fee income	$252,268	$76,383	$205,197	$110,046
Net interest expense	(192)	(36)	(81)	30

Total revenue	252,076	76,347	205,116	110,076

Total expenses	229,227	62,970	185,361	105,203
Impairment of goodwill and intangible assets	(110,188)	—	—	—
Other, net	3,040	2	—	—

NET INCOME (LOSS) BEFORE TAXES	$(84,299)	$13,379	$19,755	$4,873

Our Lender Services segment generates its revenues primarily from fee income. Revenue from our Lender Services include both the title agent closing and underwriting services. These services are directly tied to the number of closings and orders that are processed throughout the period. In addition, student and consumer loan processing, fulfillment services, and MSR valuation services all contribute to our total revenue in the Lender Services segment.

KEY METRICS
The following table provides a summary of some of our Lender Services segment’s key metrics:

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Incenter title agent orders	156,216	54,960	148,705	76,513
Incenter title agent closings	133,525	46,991	99,144	53,867
Total appraisals	34,773	7,427	22,862	8,263
Title insurance underwriter policies	170,721	48,814	86,960	40,113
FTE count for fulfillment revenue	1,021	858	827	530
Total MSR valuations performed	404	124	529	450
Revenue
In the table below is a summary of the components of our Lender Services segment’s total revenue for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Title agent and closing services	$89,300	$31,750	$94,292	$53,356
Insurance underwriting services	120,619	33,322	69,643	19,357
Student and consumer loan origination services	6,890	2,012	11,140	10,856
Fulfillment services	21,501	6,779	18,781	14,053
MSR trade brokerage, valuation and other services	11,843	2,462	11,245	5,799
Other income	2,115	58	96	6,625
Net interest expense	(192)	(36)	(81)	30

Total revenue	$252,076	$76,347	$205,116	$110,076

For the year ended December
 31, 2021 (Successor and Predecessor) versus the year ended December
 31, 2020 (Predecessor)
Total revenue increased $123.3 million or 60.1% as a result of the following:

•
For the year ended December 31, 2021, we acted as title agent on 180,516 loan closings, compared to 99,144 loan closings for the 2020 period, an increase of 82.1%. We underwrote 219,535 policies during the year ended December 31, 2021, compared to 86,960 underwritten policies for the 2020 period, an increase of 152.5%. These increases were primarily the result of continued strong refinance volumes and client acquisition.

For the year ended December 31, 2020 versus the year ended December 31, 2019
Total revenue increased $95.0 million or 86.3% as a result of higher title agent closings, title agent orders, and an increase in insurance underwriting services.

•
In 2020, we acted as title agent on 99,144 loan closings, compared to 53,867 loan closings in 2019, an increase of 84.1%. In addition, our insurance underwriting service underwrote 86,960 policies during the year ended December 31, 2020, compared to 40,113 underwritten policies for 2019, an increase of 116.8%. These increases were primarily the result of the favorable interest rate environment during the year ended December 31, 2020 compared to 2019 and a larger client base.

•
Fulfillment services revenue increased $4.7 million or 33.6% in 2020 over 2019 as we increased the average number of our fulfillment professionals employed to 704 employees, an increase of 61.5% of our average fulfillment professionals employed during the year ended 2019.

•
MSR trade brokerage, valuation and other services increased $5.4 million or 93.9% for the year ended December 31, 2020 compared to 2019. In 2020, we acted as broker for $9.5 million in co-issue
MSR sales, compared to $2.7 million in
co-issue
MSR sales for 2019.

Expenses
In the table below is a summary of the components of our Lender Services segment’s total expenses for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Salaries	$57,201	$16,715	$42,554	$35,674
Commissions and bonus	25,864	7,045	30,014	10,989
Other salary related expenses	18,667	4,001	11,602	6,351

Total salaries, benefits and related expenses	101,732	27,761	84,170	53,014
Title and closing	86,626	25,062	64,252	26,217
Communication and data processing	10,197	2,960	11,317	8,338
Fair value change in deferred purchase price liability	—	—	1,900	(2,195)
Other general and administrative expenses	27,236	6,040	19,647	17,034

Total general and administrative expenses	124,059	34,062	97,116	49,394
Occupancy, equipment rentals and other office related expenses	3,436	1,147	4,075	2,795

Total expenses	$229,227	$62,970	$185,361	$105,203

For the year ended December
 31, 2021 (Successor and Predecessor) versus the year ended December
 31, 2020 (Predecessor)
Total expenses increased $106.8 million or 57.6% as a result of the following:

•
Salaries, benefits and related expenses increased $45.3 million or 53.8%, primarily due to the staffing required to support the 152.5% increase in title insurance underwriting policies and 82.1% increase in title agent closings. Our average headcount increased in the 2021 period compared to the for the year ended December 31, 2020 in order to accommodate the demands of the business. Headcount averaged 1,021 for the 2021 period, and 827 for the year ended December 31, 2020. Commissions and bonus expense increased $2.9 million in conjunction with the increase in revenue. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $3.2 million was recognized. Additional on-going
expenses of $1.9 million were recognized for the RSUs issued at the time of the Business Combination.

•
General and administrative expenses increased $61.0 million or 62.8% primarily due to higher title and closing expenses incurred associated with the 152.5% increase in title insurance underwriting policies volume and 82.1% increase in title agent closing volume. During the year ended December 31, 2021, $9.9 million of amortization of intangibles relating to the Business Combination were recognized.

For the year ended December 31, 2020 versus the year ended December 31, 2019
Total expenses increased $80.2 million or 76.2% as a result of higher salaries, benefits and related expenses combined with an increase in general and administrative expenses.

•
Salaries, benefits and related expenses increased $31.2 million or 58.8%, primarily due to the staffing required to support the 84.1% increase year-over-year in title agent closings and a 116.8% increase year-over-year in title insurance underwriting policies.

•
General and administrative expenses increased $47.7 million or 96.6% primarily due to higher title and closing expenses incurred associated with the 84.1% increase year-over-year in title agent closings and a 116.8% increase year-over-year in title insurance underwriting policies.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment results for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Gain on sale and other income from loans held for sale, net	$39,950	$5,065	$10,192	$9,303
Net fair value (losses) gains	(30,738)	2,750	103,872	151,679
Net interest expense	(51,598)	(14,816)	(73,163)	(95,694)
Fee income	30,455	36,191	28,002	7,923

Total revenue	(11,931)	29,190	68,903	73,211

Total expenses	92,197	24,406	90,854	63,907
Impairment of goodwill and intangible assets	(11,909)	—	—	—
Other, net	1,170	895	—	—

NET INCOME (LOSS) BEFORE TAXES	$(114,867)	$5,679	$(21,951)	$9,304

Our Portfolio Management segment generates its revenues primarily from the sale and securitization of residential mortgages into the secondary market, fair value gains and losses on loans and MSRs that we hold to maturity, servicing fee income related to the MSRs, and mortgage advisory fees earned on various investment and capital markets services we provide to our internal and external customers. The fair value gains and losses include the yield we recognize on the contractual interest income that is expected to be collected based on the stated interest rates of the loans and related liabilities, and any contractual service fees earned while servicing these assets.
Net fair value gains and losses in our Portfolio Management segment includes fair value adjustments related to the following assets and liabilities:

•	Loans held for investment, subject to HMBS liabilities, at fair value

•	Loans held for investment, subject to nonrecourse debt, at fair value

•	Loans held for investment, at fair value

•	Loans held for sale, at fair value (1)

•	HMBS liabilities, at fair value; and

•	Nonrecourse debt, at fair value.

(1)	Net fair value gains and losses in our Portfolio Management segment for loans held for sale only include fair value adjustments related to loans originated in the Commercial Originations segment.
KEY METRICS
The following table provides a trend in the assets and liabilities under management by our Portfolio Management segment (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Cash and cash equivalents	$43,261	$47,024
Restricted cash	320,116	303,925
Loans held for investment, subject to HMBS liabilities, at fair value	10,556,054	9,929,163
Loans held for investment, subject to nonrecourse debt, at fair value	6,218,194	5,396,167
Loans held for investment, at fair value	1,031,328	730,821
Mortgage servicing rights, at fair value	427,942	180,684
Other assets, net	228,069	165,810

Total long-term investment assets	18,824,964	16,753,594

Loans held for sale, at fair value	149,425	142,226

Total earning assets	18,974,389	16,895,820
HMBS related obligations, at fair value	10,422,358	9,788,668
Nonrecourse debt, at fair value	6,111,242	5,271,842
Other financing lines of credit	1,525,529	1,010,669
Payables and other liabilities	96,080	96,762

Total financing of portfolio	18,155,209	16,167,941

Net equity in earning assets	$819,180	$727,879

The following table provides a summary of some of our Portfolio Management segment’s key metrics (dollars in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Mortgage Servicing Rights Portfolio
Loan count	118,939	69,301
Ending unpaid principal balance	$38,219,162	$22,269,362
Average unpaid principal balance	$321	$321
Weighted average coupon	3.01%	3.15%
Weighted average age (in months)	11	4
Weighted average FICO credit score	756	760
90+ day delinquency rate	0.1%	0.1%
Total prepayment speed	8.3%	12.1%

Reverse Mortgages
Loan count	59,480	58,230
Active unpaid principal balance	$14,902,734	$13,355,570
Due and payable	322,057	484,233
Foreclosure	599,087	348,768
Claims pending	73,327	76,346

Ending unpaid principal balance	$15,897,205	$14,264,917
Average unpaid principal balance	$267	$245
Weighted average coupon	3.92%	4.30%
Weighted average age (in months)	43	44
Percentage in foreclosure	3.8%	2.4%

Commercial (SRL/Portfolio/Fix & Flip)
Loan count	2,222	1,993
Ending unpaid principal balance	$479,190	$493,817
Average unpaid principal balance	$216	$248
Weighted average coupon	7.43%	8.50%
Weighted average loan age (in months)	8	12
SRL conditional prepayment rate	1.4%	2.9%
SRL non-performing (60+ days past due)	1.3%	2.2%
F&F single month mortality	8.9%	8.8%
F&F non-performing (60+ days past due)	13.6%	6.5%

Agricultural Loans
Loan count	80	42
Ending unpaid principal balance	$144,328	$69,127
Average unpaid principal balance	$1,804	$1,646
Weighted average coupon	7.14%	7.70%
Weighted average loan age (in months)	7	5

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Investment and Capital Markets
Number of structured deals	10	1	11	7
Structured deals (size in notes)	$3,477,143	$571,448	$3,286,327	$2,455,050
Number of whole loan trades	30	8	11	12
UPB of whole loan trades	$880,315	$195,929	$366,242	$451,377
Revenue
In the table below is a summary of the components of our Portfolio Management segment’s total revenue for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
REVENUE
Gain on sale and other income from loans held for sale, net	$39,950	$5,065	$10,192	9,303
Net fair value gains:
Net fair value gains from portfolio activity	102,276	32,386	138,743	135,855
Net fair value gains (losses) from changes in market inputs or model assumptions	(133,014)	(29,636)	(34,871)	15,824

Total net fair value (losses) gains	(30,738)	2,750	103,872	151,679

Net interest expense	(51,598)	(14,816)	(73,163)	(95,694)

Fee income:
Servicing income (MSR)	24,664	33,698	25,176	(572)
Underwriting, advisory and valuation fees	1,830	997	818	1,193
Asset management fees	—	9	1,154	3,094
Other fees	3,961	1,487	854	4,208

Total fee income	30,455	36,191	28,002	7,923

Total revenue	$(11,931)	$29,190	$68,903	73,211

Principally, all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on loans and related obligations in the Consolidated Statements of Operations. However, for certain of our outstanding financing lines of credit, we have not elected the fair value option. Accordingly, interest expense is presented separately on our Consolidated Statements of Operations. Further, interest income on collateralized loans may be reflected in net fair value gains on loans and related obligations on the Consolidated Statements of Operations, while the associated interest expense on the pledged loans will be included as a component of net interest expense. We evaluate net interest margin (“NIM”) for our outstanding investments through an evaluation of all components of interest income and interest expense.

The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Interest income on commercial and reverse loans	$454,175	$149,875	$699,036	$700,498
Interest expense on HMBS and nonrecourse obligations	(322,158)	(114,910)	(520,884)	(528,062)

Net interest margin included in net fair value gains and losses on mortgage loans (1)	132,017	34,965	178,152	172,436

Interest income on mortgage loans held for sale	890	138	714	367
Interest expense on warehouse lines of credit	(52,488)	(14,954)	(73,877)	(96,061)

Net interest expense	(51,598)	(14,816)	(73,163)	(95,694)

NET INTEREST MARGIN	$80,419	$20,149	$104,989	76,742

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

Certain of our financial instruments are valued using a combination of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments is recorded as a gain or loss in net fair value gains on loans and related obligations on the Consolidated Statements of Operations.
For the year ended December 31, 2021 (Successor and Predecessor) versus the year ended December 31, 2020 (Predecessor)
Total revenue decreased $51.6 million or 75.0% as a result of the following:

•
Gain on sale and other income from loans held for sale, net, increased $34.8 million primarily due to increased commercial loan sales as a result of the increased commercial loan volume during the year ended December 31, 2021 compared to the same period in 2020.

•
Net fair value losses from changes in market inputs or model assumptions increased $127.8 million due to fair value adjustments related predominantly to increases in modeled prepayment speeds on securitized mortgage assets due to an increases in home price appreciation for the year ended December 31, 2021 compared to the comparable 2020 period.

•	Net interest expense on our warehouse lines decreased $6.7 million due primarily to a lower average cost of funds on our financing lines of credit.

•
Fee income increased $38.6 million primarily related to the increase of $33.2 million in servicing fee income as result of the increase in the MSR portfolio for the year ended December 31, 2021 compared to the comparable 2020 period.

For the year ended December 31, 2020 versus the year ended December 31, 2019
Total revenue decreased $4.3 million or 5.9% as a result of negative fair value adjustments recognized in 2020 primarily driven by higher required cost of funds for securitizations early during the
COVID-19
pandemic. These losses were partially offset by $21.7 million decrease in warehouse interest expense.

•
Net fair value losses from changes in market inputs or model assumptions increased $50.7 million as a result of $29.7 million of fair value losses recognized in 2020 primarily driven by higher required cost of funds for securitizations during the first months of the
COVID-19
pandemic. Financial markets were significantly disrupted resulting in significant negative fair value adjustments during 2020. See Note 5—Fair Value to the annual audited consolidated financial statements for additional information.

•	Interest expense on warehouse lines decreased $21.7 million as the result of a decreasing interest rate environment year over year.

•
Servicing income increased $17.3 million. During the first months of the
COVID-19
pandemic, liquidity and prices in the MSR market decreased making an MSR retention strategy more attractive. As a result, we increased retention of MSRs in March 2020. Our mortgage servicing portfolio increased to $22,269.4 million UPB as of December 31, 2020, compared to $288.1 million as of December 31, 2019.

Expenses
In the table below is a summary of the components of our Portfolio Management segment’s total expenses for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Salaries and bonuses	$40,797	$5,650	$25,470	$18,760
Other salary related expenses	1,514	497	2,358	1,427

Total salaries, benefits and related expenses	42,311	6,147	27,828	20,187
Securitization expenses	22,136	4,459	17,173	12,851
Servicing related expenses	27,123	8,651	28,360	21,198
Other general and administrative expenses	135	4,887	17,226	8,979

Total general and administrative expenses	49,394	17,997	62,759	43,028
Occupancy and equipment rentals	492	262	267	692

Total expenses	$92,197	$24,406	$90,854	$63,907

For the year ended December 31, 2021 (Successor and Predecessor) versus the year ended December 31, 2020 (Predecessor)
Total expenses increased $25.7 million or 28.3% as a result of the following:

•
Salaries, benefits and related expenses increased $20.6 million or 74.1%, primarily due to allocated costs associated with the Business Combination, an increase in bonus compensation, and an increase in allocated shared services. During the second quarter of 2021, a one-time
initial and accelerated Replacement and Earnout Right RSU expense of $7.2 million was recognized. Additional on-going
expenses of $1.9 million were recognized for the RSUs issued at the time of the Business Combination.

•
General and administrative expenses increased $4.6 million or 7.4% primarily due to increased loan portfolio expenses related to the increase in subservicing expense on the retained MSR portfolio, which are included in servicing related expenses above, along with increases in fees related to the securitization of assets into nonrecourse securitizations, slightly offset by a decrease in other general and administrative expenses.

For the year ended December 31, 2020 versus the year ended December 31, 2019
Total expenses increased $26.9 million or 42.2% as a result of higher salaries, benefits and related expenses combined with an increase in general and administrative expenses.

•
Salaries, benefits and related expenses increased $7.6 million or 37.9%, primarily due to an increase in average headcount, which was 106 for the 2020 period versus 82 for the 2019 period. This increase is a result of growth in our servicing oversight function.

•	General and administrative expenses increased $19.7 million or 45.9% primarily due to servicing related expenses related to the increase in the retained MSR portfolio.
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
The following table summarizes our Corporate and Other segment’s results for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Fee income	$—	$—	$3,117	$(2,529)
Net interest expense	(19,965)	(7,744)	(8,937)	(5,144)

Total interest and other expense	(19,965)	(7,744)	(5,820)	(7,673)

Total expenses	74,535	18,683	48,280	35,137
Other, net	15,193	(9,464)	(6,131)	4,332

NET INCOME (LOSS)	$(79,307)	$(35,891)	$(60,231)	$(38,478)

In the table below is a summary of the components of our Corporate and Other segment’s total expenses for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Salaries and bonuses	$101,839	$22,779	$63,837	$40,074
Other salary related expenses	8,435	3,306	4,482	5,885
Shared services—payroll allocations	(67,100)	(18,657)	(41,727)	(26,552)

Total salaries, benefits and related expenses	43,174	7,428	26,592	19,407
Communication and data processing	15,878	3,015	6,613	4,638
Professional fees	33,047	10,334	16,685	15,292
Other general and administrative expenses	(3,211)	1,481	1,592	5,388
Shared services—general and administrative allocations	(17,476)	(3,694)	(4,412)	(11,356)

Total general and administrative expenses	28,238	11,136	20,478	13,962
Occupancy, equipment rentals and other office related expenses	3,123	119	1,210	1,768

Total expenses	$74,535	$18,683	$48,280	$35,137

For the year ended December 31, 2021 (Successor and Predecessor) versus the year ended December 31, 2020 (Predecessor)
Net loss increased $55.0 million or 91.3% as a result of the following:

•	Total interest and other expense increased $21.9 million or 376.1% as a result of interest expense related to the senior unsecured notes issued in November 2020.

•
Salaries, benefits, and related expenses, net of allocations, increased $24.0 million or 90.3% primarily due to an increase in average headcount, bonus compensation and cost allocations related to the Business Combination. Average headcount for the year ended December 31, 2021 was 432 compared to 283 for the 2020 period. During the second quarter of 2021, one-time
initial and accelerated Replacement and Earnout Right RSU expense of $15.3 million was recognized. Additional on-going
expenses of $16.4 million were recognized for the RSUs issued at the time of the Business Combination. These increases were partially offset by an increase in allocations, as the cost associated with the increase in headcount during the period was allocated to each segment.

•
General and administrative expenses, net of shared services allocations, increased $18.9 million or 92.3% due to an increase in communications and data processing, higher professional fees, including legal and accounting advisory fees related to the Business Combination, offset slightly by an increase in shared services allocations.

For the year ended December 31, 2020 versus the year ended December 31, 2019
Net loss increased $21.8 million or 56.5% as a result of higher salaries, benefits and related expenses, net of allocations, combined with higher general and administrative expenses, net of allocations.

•	Total interest expense increased $3.8 million or 73.7% as a result of higher interest expense due to higher average outstanding balances on our non-funding lines of credit and the issuance of

$350.0 million in senior unsecured notes in November 2020. In 2020, the average balance on our non-funding
lines of credit was $48.6 million, compared to an average balance of $37.4 million during 2019.

•
Salaries, benefits, and related expenses, net of allocations, increased $7.2 million or 37.0% primarily due to an increase in commissions and accrued bonus compensation partially offset by increased allocations due to higher utilization of corporate services by our other segments.

•
General and administrative expenses, net of allocations, increased $11.3 million or 93.2% primarily due to higher nonrecurring professional fees, including legal and accounting advisory fees related to the Business Combination. The increase in general and administrative expenses was coupled with a decrease in shared services allocations of $6.9 million for 2020 compared to 2019.

NON-GAAP
FINANCIAL MEASURES
The Company’s management evaluates performance of the Company through the use of certain non-GAAP
financial measures, including Adjusted Net Income, Adjusted EBITDA and Adjusted Diluted Earnings per Share.
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
non-GAAP
financial measures.
Adjusted Net Income
We define Adjusted Net Income as consolidated net income (loss) adjusted for:

1.	Change in fair value of loans and securities held for investment due to assumption changes

2.	Amortization and other impairment of goodwill and intangible assets

3.	Equity based compensation

4.	Change in fair value of deferred purchase price obligations (including earnouts and TRA obligations), warrant liability, and minority investments

5.	Certain non-recurring costs

6.	Pro-forma tax provision attributable to noncontrolling interest

7.	Pro-forma tax effects of adjustments
Management believes these key financial measures provide an additional view of our performance over the long term and provide useful information that we use in order to maintain and grow our business. Management considers Adjusted Net Income important in evaluating our Company as a whole. This supplemental metric is utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted Net Income is not a presentation made in accordance with GAAP, and our definition and use of this measure may vary from other companies in our industry.
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
We define Adjusted EBITDA as net income (loss) adjusted for:

1.	Taxes

2.	Interest on non-funding debt

3.	Depreciation

4.	Change in fair value of loans and securities held for investment due to assumption changes

5.	Amortization and other impairment of goodwill and intangible assets

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
The following table provides a reconciliation of net income to Adjusted Net Income and Adjusted EBITDA (in thousands, except for share data):
Reconciliation to GAAP

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Reconciliation of Net income (loss) to Adjusted Net Income and Adjusted EBITDA
Net income (loss)	$(1,301,002)	$124,320	$497,913	$76,630
Adjustments for:
Change in fair value of loans and securities held for investment due to assumption changes (1)	109,169	2,042	49,876	19,985
Amortization and impairment of goodwill and intangible assets	1,421,759	629	2,583	2,605
Change in fair value of deferred purchase price liabilities (2)	(115)	30	2,056	(1,804)
Change in fair value of warrant liability	(12,472)	—	—	—
Equity based compensation	31,774	—	—	2,919
Change in fair value of minority investments (3)	(274)	9,464	5,512	(1,429)
Certain non-recurring costs (4)	45,895	6,719	19,372	15,073
Tax effect on net income attributable to noncontrolling interest (5)(6)	59,910	(31,482)	(127,723)	(19,222)
Tax effect of adjustments (5)	(153,245)	(4,910)	(20,644)	(9,711)

Adjusted Net Income	$201,399	$106,812	$428,945	$85,046

Effective income taxes	72,664	37,529	151,545	28,933
Depreciation	7,261	2,163	8,446	6,578
Interest expense on non-funding debt	20,254	7,706	7,686	2,908

Adjusted EBITDA	$301,578	$154,210	$596,622	$123,465

GAAP PER SHARE MEASURES
Net loss attributable to controlling interest	$(371,800)	N/A	N/A	N/A
Weighted average shares outstanding	59,849,638	N/A	N/A	N/A
Basic earnings per share	(6.21)	N/A	N/A	N/A
If-converted method net income	$(1,243,621)	N/A	N/A	N/A
Weighted average diluted shares	190,597,249	N/A	N/A	N/A
Diluted earnings per share	$(6.52)	N/A	N/A	N/A
NON-GAAP PER SHARE MEASURES
Adjusted Net Income	$201,399	$106,812	$429,945	$85,046
Weighted average diluted shares	190,597,249	191,200,000	191,200,000	191,200,000
Adjusted Diluted Earnings per Share	$1.06	$0.56	$2.25	$0.44
Book equity	$1,083,010	$844,386	794,271	$670,794
Ending diluted shares	189,448,936	191,200,000	191,200,000	191,200,000
Book Equity per Diluted Share	$5.72	$4.42	$4.15	$3.51

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

(2)
Change in Fair Value of Deferred Purchase Price Obligations
- We are obligated to pay contingent consideration to sellers of acquired businesses based on future performance of acquired businesses (Earnouts) as well as realization of tax benefits from the Business Combination (TRA Obligation). Change in fair value of deferred purchase price obligations represents impacts to revenue or expense due to changes in the estimated fair value of expected payouts as a result of changes in various assumptions, including future performance, timing and realization of tax benefits and discount rates.

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

(4)
Certain
non-recurring
costs relate to various
one-time
expenses and adjustments that management believes should be excluded as these do not relate to a recurring part of the core business operations. These items include certain one-time
charges including estimated settlements for legal and regulatory matters, acquisition related expenses, share based compensation associated with the Business Combination, and other
one-time
charges. The Successor period of April 1, 2021 to December 31, 2021 includes $38.6 million of non-recurring
share based compensation primarily resulting from the immediate vesting portion of the Replacement RSU awards.

(5)
We applied a 26% effective tax rate to
pre-tax
income and adjustments (excluding change in fair value of warrant liability and impairment of
Component-2
goodwill—both considered permanent book to tax differences) for the respective period to determine the tax effect of net income (loss) and adjustments attributable to the noncontrolling interests and adjustments.

(6)	This is a component in the numerator of diluted net loss per share. See Note 38—Earnings Per Share.
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
Tax Receivable Agreements
In connection with the Business Combination, concurrently with the Closing, the Company entered into TRA with certain owners of FoA Equity prior to the Business Combination (the “TRA Parties”). The TRAs generally provide for the payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize as a result of (i) tax basis adjustments as a result of sales and exchanges of units in connection with or following the Business Combination and certain distributions with respect to units, (ii) the Company’s utilization of certain tax attributes attributable to Blackstone Tactical Opportunities Associates—NQ L.L.C., a Delaware limited partnership, Blocker GP, and (iii) certain other tax benefits related to entering into the TRAs, including tax benefits attributable to making payments under the TRAs. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state and local tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the TRAs, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits.
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
capital.
As of December 31, 2021, the Company had a liability of $34.6 million related to its projected obligations under the TRA, which is included in deferred purchase price liabilities within payables and other liabilities on the Consolidated Statements of Financial Condition.
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
Our cash flow from operating activities when combined with net proceeds from our portfolio financing activities, as well as capacity through existing facilities, provide adequate resources to fund our anticipated ongoing cash requirements. We rely on these facilities to fund operating activities. As the facilities mature, we anticipate renewal of these facilities will be achieved. Future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities and, if necessary, future access to capital markets. We continue to optimize the use of balance sheet cash to avoid unnecessary interest carrying costs.
Cash Flows
As a result of the Business Combination, certain compensation expenses were considered to have been incurred “on the line”. These “on the line” expenses resulted in a decrease in cash on the opening balance sheet as of

April 1, 2021 when compared to the ending balance as of March 31, 2021. For the Successor period from April 1, 2021 to December 31, 2021, the beginning cash balance reflects the decrease in cash due to these expenses and, as such, these expenses have been appropriately excluded from the reconciliation to the ending cash balance.
The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the period from April 1, 2021 to December 31, 2021 (Successor), January 1, 2021 to March 31, 2021 (Predecessor), for the year ended December 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor) (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Net cash provided by (used in):
Operating activities	$(214,630)	$118,043	$(686,090)	$101,125
Investing activities	(1,103,411)	(312,047)	(875,107)	(2,025,635)
Financing activities	1,154,965	307,695	1,717,862	2,067,928
Our cash decreased $163.2 million for the nine months from April 1, 2021 to December 31, 2021 (Successor), increased $113.7 million for the three months from January 1, 2021 to March 31, 2021 (Predecessor), increased $156.7 million for the year ended December 31, 2020 (Predecessor), and increased $143.4 million for the year end December 31, 2019 (Predecessor). The decrease in cash flows for the year ended December 31, 2021 (Successor and Predecessor) period was primarily driven distributions to members and CRNCI redemption related to the Business Combination, net cash invested in loans held for investment and MSRs, net of proceeds from nonrecourse and other secured financing, and acquisition of fixed assets and subsidiaries. These cash outflows were partially offset by proceeds on sales of mortgage loans held for sale, net of origination activity and net proceeds from other financing lines of credit.
Operating Cash Flow
Net cash provided by (used in) operating activities totaled $(214.6) million for the nine months from April 1, 2021 to December 31, 2021 (Successor), $118.0 million for the three months from January 1, 2021 to March 31, 2021 (Predecessor), $(686.1) million for the year ended December 31, 2020 (Predecessor), and $101.1 million for the year ended December 31, 2019 (Predecessor).
Cash flows from operating activities improved $589.5 million for the year ended December 31, 2021 (Successor and Predecessor) compared to the year ended December 31, 2020 (Predecessor). The improvement was primarily attributable to higher proceeds from sale of loans held for sale, net of cash used for originations, partially offset by a decrease in Other assets, net. Proceeds from the sale of loans held for sale were $31.3 billion and $29.6 billion million during the year ended December 31, 2021 (Successor and Predecessor) and for the year ended December 31, 2020 (Predecessor), respectively. Cash used for originations of loans held for sale was $30.4 billion and $29.4 billion as of the year ended December 31, 2021 (Successor and Predecessor) and for the year ended December 31, 2020 (Predecessor), respectively. Additionally, there was an approximate $20.0 million decrease in Net (loss) income adjusted for non-cash items. Net (loss) income decreased $1.7 billion, mostly offset by changes in non-cash items, such as gain on sale and other income from loans held for sale (change of $323 million), unrealized changes on loans, related obligations and derivatives (change of ($109 million)) and impairment of goodwill and intangible assets (change of $1.4 billion).
Cash flows from operating activities decreased for the year ended December 31, 2020 (Predecessor) compared to the year ended December 31, 2019 (Predecessor). The decrease was primarily attributable to $572.0 million decrease in net proceeds from sale of loans held for sale. We originated $29.4 billion in loans held for sale during the year compared to $15.6 billion in the prior year. Weighted average margins on originated loans were 3.88% for 2020 (Predecessor) compared to 2.80% for 2019 (Predecessor). The higher origination volumes were partially offset by an increase in proceeds on the sale of loans held for sale and the corresponding gain on loans held for sale during the period. We sold $29.6 billion in loans during 2020 (Predecessor) compared to $16.4 billion in 2019 (Predecessor).
Investing Cash Flow
Net cash used in investing activities totaled $1,103.4 million for the nine months from April 1, 2021 to December 31, 2021 (Successor), $312.0 million for the three months from January 1, 2021 to March 31, 2021 (Predecessor), $875.1 million for the year ended December 31, 2020 (Predecessor), and $2,025.6 million for the year ended December 31, 2019 (Predecessor).
The increase of $540.4 million in cash used in our investing activities during the year ended December 31, 2021 (Successor and Predecessor), compared to the year ended December 31, 2020 (Predecessor), was primarily attributable to higher purchases/advances net of proceeds/payments on loans held for investment and higher cash used for acquisitions of subsidiaries and fixed assets. We originated $4.8 billion and $3.2 billion of reverse mortgage loans for the year ended December 31, 2021 (Successor and Predecessor) and for the year ended December 31, 2020 (Predecessor), respectively. Reverse mortgage loans originated consist of initial reverse mortgage loan borrowing amounts, and additional participations and accretions of reverse mortgage loans, including subsequent borrower draws, mortgage insurance premiums, service fees and other advances which we are able to subsequently pool into a security.
The decrease in cash used in investing activities during the year ended December 31, 2020 (Predecessor), compared to the year ended December 31, 2019 (Predecessor), was primarily attributable to higher proceeds on mortgage loans held for investment during 2020 (Predecessor) compared to 2019 (Predecessor). We originated $3,186.7 million of reverse mortgage loans during 2020 (Predecessor) compared to $2,989.5 million in 2019 (Predecessor).
Financing Cash Flow
Net cash provided by financing activities totaled $1,155.0 million for the nine months from April 1, 2021 to December 31, 2021 (Successor), $307.7 million for the three months from January 1, 2021 to March 31, 2021 (Predecessor), $1,717.9 million for the year ended December 31, 2020 (Predecessor), and $2,067.9 million for the year ended December 31, 2019 (Predecessor).
The decrease of $255.2 million in cash provided by our financing activities during the year ended December 31, 2021 (Successor and Predecessor) compared to the year ended December 31, 2020 (Predecessor) period was primarily driven by a $707.3 decrease in proceeds from issuance, net of payments on nonrecourse debt and the $203 million payment to settle CRNCI. This was partially offset by an increase in net cash proceeds from HMBS obligations and other financing lines of credit.
The decrease in cash provided by financing activities during the year ended December 31, 2020 (Predecessor), compared to the year ended December 31, 2019 (Predecessor), was primarily attributable to net proceeds from financing lines of credit of $246.3 million for 2020 (Predecessor) compared to $959.5 million for 2019 (Predecessor). The decrease in net proceeds provided from financing lines of credit was partially offset by higher proceeds on issuance of HMBS related obligations and nonrecourse debt. Additionally, in November 2020 (Predecessor), we issued $350.0 million of senior unsecured notes, less debt issuance costs of $13.4 million and made member distributions of $380.4 million.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratio requirements, and profitability requirements. These covenants are measured at our operating subsidiaries. As a result of impacts from the Business Combination, FAM was not in compliance with the lender adjusted tangible net worth quarterly and two-consecutive
quarter requirements by FNMA as detailed below. The Company received a waiver for the covenant violations from FNMA. As of
December 31, 2021, the Company had obtained waivers for these covenant violations and was in compliance with all other financial covenants.
During the fourth quarter of 2021, as a result of the goodwill and intangible assets impairment and the impact to net income, FACo and FAM were not in compliance with profitability covenants as of December 31, 2021. The Company obtained waivers or revisions to terms of the affected covenants was in compliance with all other financial covenants as of December 31, 2021.
Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio and liquidity requirements established by FHA for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to our operating subsidiaries, FAM and FAR, which are licensed sellers/servicers of the respective GSEs. As of December 31, 2021, we were in compliance with or had received waivers for all of our seller/servicer financial requirements for FHA and Ginnie Mae. For additional information see Note 34—Liquidity and Capital Requirements within the consolidated financial statements.
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
Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of December 31, 2021, our debt obligations were approximately $16.9 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
Warehouse Lines of Credit
Mortgage facilities
As of December 31, 2021, our Mortgage Originations segment had $3.6 billion in warehouse lines of credit collateralized by first lien mortgages with $1.8 billion aggregate principal amount drawn through 14 funding facility arrangements with 13 active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible loans to the lender, and comply with various financial and other covenants. The facilities generally have one-year
terms and expire at various times during 2022 through 2023. Under our facilities, we generally transfer the loans at an advance rate less than the principal balance or fair value of the loans (the “haircut”), which serves as the primary credit enhancement for the lender. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities ranges from 86% to 100% of the market value or principal balance of the loans. Upon expiration, management believes it will either renew its existing warehouse facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is LIBOR plus a spread, the prime rate plus a spread or an alternative short term index plus a spread.
The following table presents additional information about our Mortgage Originations segment’s warehouse facilities as of December 31, 2021 (in thousands):

Mortgage Warehouse Facilities	Maturity Date	Total Capacity	December 31, 2021
Committed	March 2022—July 2022	$975,000	$583,302
Uncommitted	March 2022—June 2023	2,650,000	1,219,046

Total mortgage warehouse facilities		$3,625,000	$1,802,348

Reverse mortgage facilities
As of December 31, 2021, our Reverse Originations segment had $1.3 billion in warehouse lines of credit collateralized by first lien mortgages with $0.7 billion million aggregate principal amount drawn through 7 funding facility arrangements with 7 active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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
The following table presents additional information about our Reverse Origination segment’s warehouse facilities as of December 31, 2021 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	December 31, 2021
Committed	June 2022—April 2023	$475,000	$186,828
Uncommitted	March 2022—November 2022	850,000	527,185

Total reverse warehouse facilities		$1,325,000	$714,013

Commercial loan facilities
As of December 31, 2021, our Commercial Originations segment had $0.5 billion in warehouse lines of credit collateralized by first lien mortgages and encumbered agricultural loans with $0.2 billion aggregate principal amount drawn through 4 funding facility arrangements with 4 active lenders. These facilities are either structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as loan and security agreements pursuant to which the related eligible assets are pledged as collateral for the loan from the related lender or are collateralized by first lien loans or crop loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we must transfer and pledge eligible loan collateral, and comply with various financial and other covenants. The facilities generally have one-year
terms and expire at various times during 2022 through 2023. Under our facilities, we generally transfer the loans at a haircut, which serves as the primary credit enhancement for the lender. One of our warehouse lines of credit is guaranteed and another warehouse line of credit is partially guaranteed by our wholly-owned subsidiary, Finance of America Holdings LLC (“FAH”), the parent holding company to the commercial lending business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities generally ranges from 70% to 85% of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is LIBOR plus a spread, the prime rate plus a spread or an alternative short term index plus a spread.
The following table presents additional information about our Commercial Origination segment’s warehouse facilities as of December 31, 2021 (in thousands):

Commercial Warehouse Facilities	Maturity Date	Total Capacity	December 31, 2021
Committed	February 2022—November 2023	$395,000	$167,159
Uncommitted	February 2022	150,000	—

Total commercial warehouse facilities		$545,000	$167,159

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
Interest on our warehouse facilities vary by facility and may depend on the type of asset that is being financed. The interest rate on all outstanding facilities is LIBOR plus a spread, the prime rate plus a spread or an alternative short term index plus a spread.
Loans financed under certain of our warehouse facilities are subject to changes in fair value and margin calls. The fair value of our loans depends on a variety of economic conditions, including interest rates and market demand for loans. Under certain facilities, if the fair value of the underlying loans declines below the outstanding asset balance on such loans or if the UPB of such loans falls below a threshold related to the repurchase price for such loans, we could be required to (i) repay cash in an amount that cures the margin deficit or (ii) supply additional eligible assets or rights as collateral for the underlying loans to compensate for the margin deficit. Certain warehouse facilities allow for the remittance of cash back to us if the value of the loan exceeds the principal balance.
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
As a result of impacts from the Business Combination, FAM was not in compliance with the second quarter 2021 lender adjusted tangible net worth quarterly requirement and the second and third quarter 2021 two-consecutive
quarter requirements by FNMA. The Company received a waiver for the covenant violations from FNMA for both the second and third quarter of 2021.
During the fourth quarter of 2021, as a result of the goodwill and intangible assets impairment and the impact to net income, FACo and FAM were not in compliance with profitability requirements as of December 31, 2021. The Company obtained waivers or amendments to the terms of the affected covenants and in certain cases, elected to terminate the related financing transactions in accordance with their respective terms in lieu of seeking a waiver or amendment. The Company was in compliance with all other financial covenants as of December 31, 2021.
Other Secured Lines of Credit
As of December 31, 2021, our Mortgage, Reverse, and Commercial Originations segments collectively had $1.0 billion in additional secured facilities with $0.7 billion aggregate principal amount drawn through credit agreements or master repurchase agreements with 13 funding facility arrangements and 12 active lenders. These facilities are secured by, among other things, eligible asset-backed securities, MSRs, and HECM tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. One of our facilities was with Podium Mortgage Capital, LLC, who acts as a lender to us and is an affiliate of one our shareholders, Blackstone, Inc. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets are temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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

The following table presents additional information about our other secured lines of credit for our Mortgage, Reverse and Commercial Originations segments as of December 31, 2021 (in thousands):

Other Financing Lines of Credit	Maturity Date	Total Capacity	December 31, 2021
Committed	April 2022—N/A	$468,770	$374,896
Uncommitted	February 2022—N/A	576,559	289,026

Total other secured lines of credit (2)		$1,045,329	$663,922

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
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. During the fourth quarter of 2021, as a result of the goodwill and intangible assets impairment and the impact to net income, FACo and FAM were not in compliance with profitability requirements as of December 31, 2021. The Company obtained waivers or revisions to terms of the affected covenants for the covenant violations and was in compliance with all other financial covenants as of December 31, 2021.
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
Remittances received on the reverse loans, if any, and proceeds received from the sale of real estate owned and our funds used to repurchase reverse loans are used to reduce the HMBS related obligations by making payments to the securitization pools, which then remit the payments to the beneficial interest holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned and events of default as stipulated in the reverse loan agreements with borrowers. As an HMBS issuer, FAR assumes certain obligations related to each security it issues. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once they reach certain limits set at loan origination for the maximum UPB allowed. Performing repurchased loans are generally conveyed to the HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements.
As of December 31, 2021, we had HMBS-related borrowings of $10.4 billion and HECMs pledged as collateral to the pools of $10.6 billion, both carried at fair value.
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
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include reverse mortgage loans that were previously repurchased out of a HMBS pool (“HECM Buyouts”). fix & flip securitized loans, and non
FHA-insured
non-agency
reverse mortgages
(“non-agency
reverse mortgages-Securitized”). The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the Consolidated Statements of Financial Condition as mortgage loans held for investment, subject to nonrecourse debt, at fair value, and nonrecourse debt, at fair value. As of December 31, 2021, we had nonrecourse debt-related borrowings of $6.1 billion.
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
.
As of December 31, 2021, the Company had an outstanding advance against this commitment of $139.0 million, with a fair value of $142.4 million, for the purchase of MSRs. The Company accrued for excess servicing and ancillary fees against the outstanding advances in the amount of $15.1 million and $0.5 million, respectively, to these investors for the year ended December 31, 2021 and the year ended December 31, 2020.
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
The 7.875% senior unsecured notes contain covenants limiting, among other things, Finance of America Funding LLC’s and its restricted subsidiaries’ ability to incur certain types of additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of Finance of America Funding LLC’s assets. These incurrence based covenants are subject to important exceptions and qualifications (including any relevant exceptions for the Business Combination). Many of these covenants will cease to apply with respect to the 7.875% senior unsecured notes during any time that the 7.875% senior unsecured notes have investment grade ratings from either Moody’s Investors Service, Inc. or Fitch Ratings Inc. and no default with respect to the 7.875% senior unsecured notes has occurred and is continuing. The Company was in compliance with all required covenants related to the Notes as of December 31, 2021.
FoA’s existing owners or their affiliated entities, including Blackstone and Brian L. Libman, FoA’s founder and chairman, purchased notes in the offering in an aggregate principal amount of $135.0 million.
Contractual Obligations and Commitments
The following table provides a summary of obligations and commitments outstanding as of December 31, 2021 (in thousands). The information below does not give effect to the Business Combination or the use of proceeds therefrom.

	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years

Contractual cash obligations:
Warehouse lines of credit	$2,683,520	$2,414,720	$268,800	$—	$—
MSR line of credit	217,476	—	78,952	138,524	—
Other secured lines of credit	446,446	174,336	52,500	—	219,610
Nonrecourse debt (1)	5,929,428	2,027,877	3,901,551	—	—
Notes payable	353,383	—	—	353,383	—
Operating leases	86,886	20,468	28,455	12,232	25,731

Total	$9,717,139	$4,637,401	$4,330,258	$504,139	$245,341

(1)	Nonrecourse MSR financing liability is excluded from this balance. See below for additional details related to the nonrecourse MSR financing liability.
In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans on the Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned REO. The outstanding principal balance of loans held for investment, subject to HMBS related obligations was $9,849.8 million as of December 31, 2021.
In addition to the above contractual obligations, we have also been involved in the sale of a portion of the excess servicing and/or an agreement to pay certain amounts based on excess servicing cashflows generated on our owned mortgage servicing rights. These transactions are treated as structured financings in the Consolidated Statements of Financial Condition with the recognized proceeds being recorded as nonrecourse MSR financing liability. The timing of the payments of the nonrecourse MSR financing liability is dependent on the payments received on the underlying mortgage servicing rights.
The payments that we will be required to make under the TRAs that was entered into in connection with the Business Combination may be significant and are not reflected in the contractual obligations tables set forth above.
CRITICAL ACCOUNTING ESTMATES
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified several policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of the consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 5—Fair Value within the consolidated financial statements. We believe that the judgment, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of loans held for investment, subject to HMBS related obligations at fair value (ii) the valuation of loans held for investment, subject to nonrecourse debt, at fair value (iii) the valuation of loans held for investment, at fair value (iv) the valuation of mortgage servicing rights, at fair value (v) the valuation of HMBS related obligations, at fair value and (vi) valuation of nonrecourse debt, at fair value.
Fair Value Measurements
Reverse Mortgage Loans Held for Investment, at Fair Value
We have elected to account for all outstanding reverse mortgage loans held for investment at fair value. Outstanding reverse mortgage loans held for investment, at fair value, include originated reverse mortgage loans that are expected to be sold or securitized in the secondary market, reverse mortgage loans that were previously securitized into either an HMBS or private securitization, or repurchased reverse loans out of Ginnie Mae securitization pools.
We have determined that HECM loans transferred under the current Ginnie Mae HMBS securitization program do not meet the requirements for sale accounting and are not derecognized upon date of transfer. The Ginnie Mae HMBS securitization program includes certain terms that do not meet the participating interest requirements and require or provide an option for the Company to reacquire the loans prior to maturity. Due to these terms, the transfer of the loans does not meet the requirements of sale accounting. As a result, the Company accounts for HECM loans transferred into HMBS securitizations as secured borrowings and continues to recognize the loans as held for investment, along with the corresponding liability for the HMBS related obligations.
Non-agency
reverse mortgage loans are loans designated for homeowners aged 62 or older with higher priced homes. The minimum home value is $0.5 million and the maximum loan amount is $4.0 million.
Non-agency
reverse mortgage loans are not insured by the FHA and will not be placed into a Ginnie Mae HMBS. However, the Company may transfer or pledge these assets as collateral for securitized nonrecourse debt obligations.
Reverse mortgage loans held for investment, at fair value, also include claims receivable that have been submitted to HUD awaiting reimbursement. These amounts are recorded net of amounts the Company does not expect to recover through outstanding claims.

As an issuer of HMBS, we are required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (“MCA”) (referred to as unpoolable loans). Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within 75 days of repurchase. Nonperforming repurchased loans are generally liquidated through foreclosure, subsequent sale of the real estate owned, and claim submissions to HUD. We recognize reverse mortgage loans held for investment at fair value with all changes in fair value recorded as a charge or credit to net fair value gains on loans and related obligations in the Consolidated Statements of Operations. We estimate the fair value of these loans using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being prepayment, borrower mortality, home price appreciation, loss severity, loss frequency, loan to value ratio, and discount rate assumptions.
Commercial Loans Held for Investment, at Fair Value
We have elected to account for all outstanding commercial loans held for investment at fair value. Outstanding commercial loans include originated Fix & Flip loans, consisting of short-term loans for individual real estate investors, with terms ranging from
9-24
months for which we intend to hold to maturity.
We recognize commercial loans held for investment at fair value with all changes in fair value recorded as a charge or credit to net fair value gains on loans and related obligations in the Consolidated Statements of Operations. We estimate the fair value of these loans using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions used in the model are based on various factors, with the key assumptions being prepayment, loss frequency, and discount rate assumptions.
Mortgage Loans Held for Sale, at Fair Value
We have elected to account for all mortgage loans held for sale at fair value. Mortgage loans held for sale represent mortgage loans originated by the Company and held until sold to secondary market investors. Changes in fair value of mortgage loans held for sale are included in gain on sale of loans in the Consolidated Statements of Operations
The fair value of loans held for sale that trade in active secondary markets is estimated using Level 2 measurements derived from mortgage loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency
loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available. A portion of our mortgage loans held for sale consist of reverse mortgage loans held for sale which is estimated using Level 3 measurements derived from expected proceeds from sale of the underlying property and any additional HUD claim proceeds.
Changes in economic or other relevant conditions could cause our assumptions with respect to market prices of securities backed by similar mortgage loans to be different than our estimates. Increases in the market yields of similar mortgage loans result in a lower mortgage loans held for sale fair value.
Mortgage Servicing Rights, at Fair Value
We account for retained and acquired MSRs in accordance with ASC 860,
Transfers and Servicing
. Under this method, servicing assets are measured at fair value on a recurring basis with changes in fair value recorded through earnings in the period of the change as a component of fee income in the Consolidated Statements of Operations.

The fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing these loans. For MSRs that we have current commitments to sell to third parties, the fair value is based on the outstanding commitment price. We receive a base servicing fee based on the remaining outstanding principal balances of the loans, which are collected from borrowers on a monthly basis. We determine the fair value of the MSRs by the use of a discounted cash flow model that incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues and other assumptions (including costs to service) that management believes are consistent with the assumptions other similar market participants use in valuing the MSRs.
HMBS Obligations, at Fair Value
We have elected to account for all outstanding HMBS obligations at fair value. The HMBS obligation considers the obligation to pass FHA insured cash flows through to the beneficial interest holders (repayment of the secured borrowings) of the HMBS securities and the servicer and issuer obligations of the Company.
As issuer and servicer of the HMBS security, we are required to perform various servicing activities, including processing borrower payments, maintaining borrower contact, facilitating borrower advances, generating borrower statements, and facilitating loss-mitigation strategies in an attempt to keep defaulted borrowers in their homes.
We recognize HMBS obligations at fair value with all changes in fair value recorded as a charge or credit to net fair value gains on loans and related obligations in the Consolidated Statements of Operations. We estimate the fair value of these loans using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being prepayment, borrower mortality, and discount rate assumptions.
Nonrecourse Debt, at Fair Value
We have elected to account for all outstanding nonrecourse debt at fair value. We issued nonrecourse debt securities, at fair value, secured by loans made to real estate investors, which provides the Company with access to liquidity for the loans and ongoing management fees. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying securitized loans, which serve as collateral for the debt.
We recognize our outstanding nonrecourse debt at fair value with all changes in fair value recorded as a charge or credit to net fair value gains on loans and related obligations in the Consolidated Statements of Operations. We estimate the fair value of these loans using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being prepayment, borrower mortality, and discount rate assumptions.
We use various internal financial models that use market participant data to value these loans. These models are complex and use asset specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of loans are complex because of the high number of variables that drive cash flows associated with the loans. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. On a quarterly basis, we obtain external market valuations from independent third party valuation experts in order to validate the reasonableness of our internal valuation.
Business Combinations and Goodwill
Acquisitions that qualify as a business combination are accounted for using the acquisition method of accounting. The fair value of consideration transferred for an acquisition is allocated to the assets acquired and liabilities assumed based on their fair value as of the acquisition date. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets, net acquired under a business combination.
Under the acquisition method of accounting, we complete valuation procedures for an acquisition to determine the fair value of the assets acquired and liabilities assumed. These valuation procedures require management to make assumptions and apply significant judgment to estimate the fair value of the assets acquired and liabilities assumed. If the estimates or assumptions used should significantly change, the resulting differences could materially affect the fair value of net assets. We estimate the fair value of the intangible assets acquired generally through a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, we base the inputs and assumptions used to develop these estimates on a market participant perspective which include estimates of projected revenue, discount rates, economic lives and income tax rates, among others, all of which require significant management judgment. For the market approach, we apply judgment to identify the most comparable market transactions to the transaction. Finite lived intangible assets, net, which are primarily comprised of customer relationships and technology, are amortized over their estimated useful lives using the straight-line method, or on a basis more representative of the time pattern over which the benefit is derived, and are assessed for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.
Goodwill is not amortized, but is reviewed for impairment annually as of October 1st and monitored for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative goodwill impairment test, we compare the fair value of each reporting unit, which we primarily determined using a market approach including significant assumptions, such as, discount rate, terminal factors, market multiples, and control premiums, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.
New Accounting Pronouncements
Refer to Note 2—Summary of Significant Accounting Policies within the consolidated financial statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on the Consolidated Statements of Operations and Consolidated Statements of Financial Condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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

The sensitivities presented are hypothetical and should be evaluated with care. The effect on fair value of a 25 bps variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects. The table below is presented in thousands.

	December 31, 2021
	Down 25 bps	Up 25 bps
	(in thousands)
Increase (decrease) in assets
Reverse mortgage loans held for investment, subject to HMBS related obligations	$29,056	$(28,841)
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	67,042	(64,134)
Fix & flip mortgage loans	487	(485)
Agricultural loans	181	(181)
Mortgage loans held for investment:
Reverse mortgage loans	10,125	(9,885)
Fix & flip mortgage loans	157	(156)
Agricultural loans	56	(56)
Mortgage loans held for sale:
Residential mortgage loans	12,549	(17,340)
SRL	1,329	(865)
Portfolio	668	(654)
Mortgage servicing rights	(20,938)	17,742
Other assets	627	(627)
Derivative assets:
Forward MBS	(7,272)	6,526
IRLCs	6,924	(9,567)

Total assets	$100,991	$(108,523)

Increase (decrease) in liabilities
HMBS related obligation	$26,578	$(26,344)
Nonrecourse debt	13,790	(16,084)
Derivative liabilities:
Forward MBS, net	11,687	(18,546)
Interest rate swaps and futures contracts	38,335	(38,335)

Total liabilities	$90,390	$(99,309)

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm (BDO USA, LLP, Philadelphia, PA PCAOB ID#243)	12 2
Consolidated Statements of Financial Condition as of December 31, 2021 (Successor) and 2020 (Predecessor)	12 7
Consolidated Statements of Operations for the Successor Period from April 1, 2021 to December 31, 2021, the Predecessor Period from January 1, 2021 to March 31, 2021 and the Predecessor Years Ended December 31, 2020 and 2019	12 8
Consolidated Statements of Equity for the Successor Period from April 1, 2021 to December 31, 2021, the Predecessor Period from January 1, 2021 to March 31, 2021 and the Predecessor Years Ended December 31, 2020 and 2019	1 30
Consolidated Statements of Cash Flows for the Successor Period from April 1, 2021 to December 31, 2021, the Predecessor Period from January 1, 2021 to March 31, 2021 and the Predecessor Years Ended December 31, 2020 and 2019	1 32
Notes to Consolidated Financial Statements	13 5

12
1

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Finance of America Companies Inc.
Irving, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Finance of America Companies Inc. and Subsidiaries (the “Company”) as of December 31, 2021 (“Successor”) and Finance of America Equity Capital LLC and Subsidiaries as of December 31, 2020 (“Predecessor”), the related consolidated statements of operations and comprehensive income, equity, and cash flows, for the period from April 1, 2021 to December 31, 2021 (“Successor”), the period from January 1, 2021 to March 31, 2021 (Predecessor), and the years ended December 31, 2020 and December 31 2019 (“Predecessor”), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 (“Successor) and 2020 (“Predecessor”), and the results of its operations and its cash flows for the period from April 1, 2021 to December 31, 2021 (Successor), the period from January 1, 2021 to March 31, 2021 (Predecessor) and the periods ended December 31, 2020 and December 31, 2019 (Predecessor)
,
in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Certain Level 3 Financial Instruments
As described in Note 5 to the consolidated financial statements, the Company has $18.5 billion of its assets, and $16.6 billion of its liabilities, measured at fair value on a recurring basis and are classified as level 3 within the fair value hierarchy as they contain one or more inputs into the valuation which are unobservable and significant to their fair value measurement. The Company utilized internally developed valuation models and unobservable inputs to estimate the fair value of these level 3 financial instruments.
We have identified the fair value of mortgage loans held for investment, HMBS related obligations, and nonrecourse debt in consolidated VIE trusts, which are Level 3 financial instruments, as a critical audit matter. There was significant judgment and estimation by management in determining the unobservable inputs used to estimate the fair value of these mortgage loans and related obligations, including prepayment and repayment speed, discount rate, loss frequency, default and loss severity, home price appreciation, and draw curve assumptions. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including specialized skill and knowledge needed.
The primary procedures we perform to address this critical audit matter included:

•
Testing the accuracy of a sample of the unpaid principal balance of the mortgage loan data utilized in the valuation model by confirming balances with borrowers, comparing data to the loan origination documents, and obtaining and inspecting supporting documentation for loan activity.

•
Testing the completeness and accuracy of the mortgage loan activity and related historical and current data considered in the development of the modeled loss frequency, default and loss severity, prepayment and repayment speeds, and draw curve assumptions.

•
Assessing the reasonableness of the repayment speed assumptions used in the forecast modeled curves by comparing forecast activity to past historical experience in similar economic circumstances. Utilizing professionals with specialized skill and knowledge in valuation to assist in:

•	Testing the reasonableness of the valuation methodologies used and assessing the accuracy of the Company’s valuation models by independently calculating the fair value using the Company’s inputs.

•	Evaluating the reasonableness of a sample of appraisal reports and developing an independent estimate of home price appreciation rates.

•	Assessing the reasonableness of the unobservable inputs used by the Company by comparing to current industry, market data and economic trends.
Fair Value of Mortgage Servicing Rights
As described in Note 5 and 11 to the consolidated financial statements, the Company has elected to account for the Company’s mortgage servicing rights at fair value, which have a fair value of $427.9 million as of December 31, 2021. The Company estimates the fair value of mortgage servicing rights using a discounted cash flow model. The key assumptions used to determine the fair value of mortgage servicing rights are prepayment speeds and discount rates.
We identified the valuation of mortgage servicing rights assets as a critical audit matter. The Company made significant judgments and estimates to determine the prepayment speed and discount rate assumptions. Auditing these assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including specialized skill and knowledge needed.

The primary procedures we perform to address this critical audit matter included:

•
With the assistance of personnel with specialized skill and knowledge, we evaluated the appropriateness of management’s MSR valuation methodology and the design of the valuation model used to estimate the fair value of MSRs.

•
With the assistance of personnel with specialized skill and knowledge, we assessed the reasonableness of the discount rates and prepayment assumptions used by management in valuing the MSRs, by (i) comparing the assumptions used by the Company with those used by peer institutions, and (ii) comparing the assumptions used by the Company to independent market information.

•
With the assistance of personnel with specialized skill and knowledge, we evaluated the Company’s MSR fair value by (i) comparing it with an independently determined estimate of fair value, and (ii) comparing it to values implied by observable transactions.

Goodwill and Intangible Asset Impairment
As described in Notes 14 and 15 to the consolidated financial statements, the goodwill balance was $0 and the non-amortizing intangibles balance was $91.6 million as of December 31, 2021. The Company reviews goodwill for impairment at least annually and or more frequently if events or circumstances indicate the carry value of a reporting unit might exceed the fair value of that reporting unit. Non-amortizing intangible assets are tested annually for impairment, or more frequently if events or circumstances indicate it is more likely than not the fair value is less than carrying value. The Company estimates the fair value of each reporting unit based on utilizing a market approach. The Company estimates the fair value of non-amortizing intangibles based on the relief from the royalty method. As result of its annual impairment test, the Company recognized impairment to goodwill of $958.7 million and indefinite-lived intangible assets of $86.4 million. In addition, the Company identified a triggering event in the fourth quarter, as a result of a significant and sustained decline in the Company’s stock price and market capitalization, which resulted in impairment of the remaining goodwill of $335.5 million.
We identified impairment of goodwill and non-amortizing intangibles as a critical audit matter. The key assumptions used in the determination of fair value of each reporting unit include discount rate, terminal factors, market multiples, and the control premium. The key assumptions used in determination of the fair value of non-amortizing intangibles include discount rate, terminal factors, and royalty rate. Changes to these assumptions can have a significant effect in the measurement of fair value. Auditing management’s valuation methods and these assumptions involved especially challenging and subjective auditor judgement due to the nature and extent of auditor effort required to address these matters, including the specialized knowledge and skill needed.
The primary procedures we performed to address this critical audit matter included:

•	Evaluating the reasonableness of the revenue and earnings before tax projections to forecasts approved by management, and by comparing to prior forecasts to actual results and analyst forecasts.

•	Testing the accuracy and completeness of the data used by management to develop its projections.

•	Utilizing personnel with specialized knowledge and skills in valuation to assist in:

•	assessing the appropriateness of valuation methods;

•	testing the mathematical accuracy of the Company’s calculations;

•	evaluating the reasonableness of significant valuation assumptions for goodwill, including the market multiples under the Market Approach, terminal factors, discount rate, and control premiums;

•	evaluating the reasonableness of significant valuation assumptions for non-amortizing intangibles, including the relief from royalty rate, terminal factors, and discount rate; and

•	ensuring a reasonable control premium when comparing the market capitalization of the Company to the sum of the fair values determined for each of the Company’s reporting units.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
Philadelphia, Pennsylvania
March 15, 2022

12
5

Consolidated Financial Statements

	December 31, 2021	December 31, 2020
	Successor	Predecessor
ASSETS
Cash and cash equivalents	$141,238	$233,101
Restricted cash	322,403	306,262
Loans held for investment, subject to HMBS related obligations, at fair value	10,556,054	9,929,163
Loans held for investment, subject to nonrecourse debt, at fair value	6,218,194	5,396,167
Loans held for investment, at fair value	1,031,328	730,821
Loans held for sale, at fair value	2,052,378	2,222,811
Mortgage servicing rights, at fair value, $142,435 and $14,088, subject to nonrecourse MSR financing liability, respectively	427,942	180,684
Derivative assets	48,870	92,065
Fixed assets and leasehold improvements, net	29,256	24,512
Goodwill	—	121,233
Intangible assets, net	602,900	16,931
Other assets, net	358,383	311,405

TOTAL ASSETS	$21,788,946	$19,565,155

LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST (“CRNCI”) AND EQUITY
HMBS related obligations, at fair value	$10,422,358	$9,788,668
Nonrecourse debt, at fair value	6,111,242	5,271,842
Other financing lines of credit	3,347,442	2,973,743
Payables and other liabilities	471,511	400,058
Notes payable, net	353,383	336,573

TOTAL LIABILITIES	20,705,936	18,770,884

Commitments and Contingencies (Note 26)
CRNCI (Note 28)	—	166,231
EQUITY (Note 40)
FoA Equity Capital LLC member’s equity	—	628,176
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 60,755,069 shares issued and outstanding at December 31, 2021	6	—
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized, 15 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	831,620	—
Accumulated deficit	(443,613)	—
Accumulated other comprehensive income (loss)	(110)	9
Noncontrolling interest	695,107	(145)

TOTAL EQUITY	1,083,010	628,040

TOTAL LIABILITIES, CRNCI AND EQUITY	$21,788,946	$19,565,155

See accompanying notes to consolidated financial statements

12
6

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

	December 31, 2021	December 31, 2020
	Successor	Predecessor
ASSETS
Restricted cash	$311,652	$293,580
Loans held for investment, subject to nonrecourse debt, at fair value	6,099,607	5,396,167
Other assets	67,593	79,528

TOTAL ASSETS	$6,478,852	$5,769,275

LIABILITIES
Nonrecourse debt, at fair value	$5,857,069	$5,257,754
Payables and other liabilities	428	291

TOTAL LIABILITIES	$5,857,497	$5,258,045

Net carrying value of assets subject to nonrecourse debt	$621,355	$511,230

See accompanying notes to consolidated financial statements

12
7

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share data)

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
REVENUES

Gain on sale and other income from loans held for sale, net	$564,525	$291,334	$1,178,995	$464,308
Net fair value gains on loans and related obligations	341,750	76,663	311,698	329,526
Fee income	386,065	161,371	389,869	199,099
Net interest expense:
Interest income	43,925	12,661	42,584	37,323
Interest expense	(107,694)	(34,366)	(123,001)	(138,731)

Net interest expense	(63,769)	(21,705)	(80,417)	(101,408)

TOTAL REVENUES	1,228,571	507,663	1,800,145	891,525

EXPENSES
Salaries, benefits and related expenses	768,105	238,530	868,265	529,250
Occupancy, equipment rentals and other office related expenses	23,389	7,597	29,621	32,811
General and administrative expenses	392,262	127,187	395,871	256,217

TOTAL EXPENSES	1,183,756	373,314	1,293,757	818,278
IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS	(1,380,630)	—	—	—
OTHER, NET	14,142	(8,892)	(6,131)	4,332

NET (LOSS) INCOME BEFORE INCOME TAXES	(1,321,673)	125,457	500,257	77,579
(Benefit) provision for income taxes	(20,671)	1,137	2,344	949

NET (LOSS) INCOME	(1,301,002)	124,320	497,913	76,630
CRNCI	—	4,260	(21,749)	21,707
Noncontrolling interest	(929,202)	201	1,274	511

NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(371,800)	$119,859	$518,388	$54,412

EARNINGS PER SHARE (Note 38)
Basic weighted average shares outstanding	59,849,638
Basic net (loss) income per share	$(6.21)
Diluted weighted average shares outstanding	190,597,249
Diluted net (loss) income per share	$(6.52)
See accompanying notes to consolidated financial statements

12
8

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor

NET INCOME (LOSS)	$(1,301,002)	$124,320	$497,913	$76,630
COMPREHENSIVE LOSS ITEM:
Impact of foreign currency translation adjustment	(110)	(11)	60	47

TOTAL COMPREHENSIVE INCOME (LOSS)	(1,301,112)	124,309	497,973	76,677
Less: Net (loss) income attributable to the noncontrolling interest and CRNCI	(929,278)	4,461	(20,475)	22,218

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(371,834)	$119,848	$518,448	$54,459

See accompanying notes to consolidated financial statements

12
9

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands)

	FoA Equity Capital LLC Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Predecessor:
Balance at January 1, 2019	$427,392	$(98)	$48	$427,342
Contributions from members	795	—	—	795
Distributions to members	(2,799)	—	—	(2,799)
Noncontrolling interest contributions	—	—	25	25
Noncontrolling interest distributions	—	—	(439)	(439)
Equity based compensation	2,919	—	—	2,919
Net income	54,412	—	511	54,923
Foreign currency translation adjustment	—	47	—	47

Balance at December 31, 2019	482,719	(51)	145	482,813
Contributions from members	7,500	—	—	7,500
Distributions to members	(380,431)	—	—	(380,431)
Noncontrolling interest contributions	—	—	104	104
Noncontrolling interest distributions	—	—	(1,668)	(1,668)
Net income	518,388	—	1,274	519,662
Foreign currency translation adjustment	—	60	—	60

Balance at December 31, 2020	628,176	9	(145)	628,040
Contributions from members	1,426	—	—	1,426
Distributions to members	(75,000)	—	—	(75,000)
Noncontrolling interest distributions	—	—	(620)	(620)
Net income	119,859	—	201	120,060
Accretion of CRNCI to redemption price	(32,725)	—	—	(32,725)
Foreign currency translation adjustment	—	(11)	—	(11)

Balance at March 31, 2021	$641,736	$(2)	$(564)	$641,170

See accompanying notes to consolidated financial statements

1
30

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings / Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Successor:
Balance at April 1, 2021	59,881,714	$6	7	$—	$758,243	$(71,813)	$—	131,318,286	$1,658,545	$2,344,981
Net loss	—	—	—	—	—	(371,800)	—	—	(929,202)	(1,301,002)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	73	73
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(827)	(827)
Equity based compensation, net	—	—	—	—	52,922	—	—	—	—	52,922
Conversion of LLC Units for Class A Common Stock (Note 40—Equity)	1,795,197	—	—	—	19,609	—	—	(1,795,197)	(22,939)	(3,330)
Settlement of LTIP RSUs, net	829,222	—	—	—	8,453	—	—	(829,222)	(10,543)	(2,090)
Settlement of other RSUs (Note 27—Equity Based Compensation)	37,383	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 40—Equity)	(1,788,447)	—	—	—	(7,607)	—	—	—	—	(7,607)
Reorganization of Class A LLC ownership (Note 40—Equity)	—	—	8	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(110)	—	—	(110)

Balance at December 31, 2021	60,755,069	$6	15	$—	$831,620	$(443,613)	$(110)	128,693,867	$695,107	$1,083,010

See accompanying notes to consolidated financial statements

1
31

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Operating Activities
Net (loss) income	$(1,301,002)	$124,320	$497,913	$76,630
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale and other income from loans held for sale, net	(564,525)	(291,334)	(1,178,995)	(464,308)
Unrealized changes on loans, related obligations and derivatives	(317,296)	(69,283)	(275,485)	(280,662)
Change in fair value of mortgage servicing rights	15,200	(20,349)	(4,562)	1,357
Depreciation and amortization	50,005	5,366	19,327	19,341
Impairment of ROU asset	—	—	702	1,689
Change in fair value of nonrecourse MSR financing liability	2,998	(390)	(798)	—
Impairment of goodwill and intangibles	1,380,630	—	—	422
Change in deferred income taxes	(23,747)	(128)	(231)	(96)
Change in fair value of deferred purchase price liabilities	2,240	29	3,014	(1,804)
Change in fair value of equity securities	—	—	—	(1,429)
Loss on investments	3,470	9,464	3,838	—
Equity based compensation	71,808	—	—	2,919
Non-cash lease expense	7,324	1,411	3,824	5,658
Provision for claims	7,043	—	3,520	1,417
Interest rate swap settlements	(57,493)	38,555	(15,922)	(18,338)
Originations/purchases of loans held for sale	(21,843,640)	(8,569,575)	(29,407,723)	(15,695,648)
Proceeds from sale of loans held for sale	22,438,540	8,878,131	29,628,177	16,488,142
Change in fair value of warrant liability	(12,472)	—	—	—
Changes in operating assets and liabilities:
Other assets, net	(217,932)	111,423	33,058	(72,203)
Payables and accrued expenses	144,220	(99,597)	4,253	38,038

Net cash (used in) provided by operating activities	(214,630)	118,043	(686,090)	101,125

Investing Activities
Purchases and originations of loans held for investment	(4,426,519)	(1,151,925)	(3,637,299)	(3,547,544)

1
32

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Proceeds/payments received on loans held for investment	2,006,133	677,777	1,822,409	920,768
Purchases and origination of loans held for investment, subject to nonrecourse debt	(89,359)	(12,247)	(44,705)	(45,782)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	1,460,257	217,452	913,824	760,013
Purchases of debt securities	(4,987)	(557)	(39,264)	(128,828)
Proceeds/payments on debt securities	3,791	2,096	140,787	20,487
Purchases of mortgage servicing rights	(16,915)	(9,014)	(14,088)	—
Acquisition of subsidiaries, net of cash acquired	(28,436)	(749)	(197)	—
Acquisition of fixed assets	(13,951)	(4,178)	(9,027)	(4,289)
Debtor in possession (“DIP”) Financing	5,600	(35,260)	—	—
Other investing activities, net	975	4,558	(7,547)	(460)

Net cash used in investing activities	(1,103,411)	(312,047)	(875,107)	(2,025,635)
Financing Activities
Proceeds from securitizations of loans, subject to HMBS related obligations	2,491,919	602,172	2,051,954	1,310,343
Payments of HMBS related obligations	(1,933,388)	(506,142)	(1,943,445)	(1,974,683)
Proceeds from issuance of nonrecourse debt, net	2,108,634	579,518	3,074,047	2,343,707
Payments on nonrecourse debt	(1,300,720)	(658,300)	(1,637,612)	(558,808)
Proceeds from other financing lines of credit	27,843,799	10,027,696	35,230,187	23,785,157
Payments on other financing lines of credit	(27,836,702)	(9,660,588)	(34,969,022)	(22,825,625)
Debt issuance costs	(5,607)	(2,467)	(16,981)	(8,795)
Issuance of notes payable	—	—	350,000	—
Payments on notes payable	—	—	(46,771)	(505)
Member distributions	—	(75,000)	(380,431)	(2,676)
Settlement of CRNCI	(203,216)	—	—	—
Other financing activities, net	(9,754)	806	5,936	(187)

Net cash provided by financing activities	1,154,965	307,695	1,717,862	2,067,928

Foreign currency translation adjustment	(110)	(7)	34	22

1
3
3

Finance of America Companies Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Net (decrease) increase in cash and restricted cash	(163,186)	113,684	156,699	143,440
Cash and restricted cash, beginning of period (1)	626,827	539,363	382,664	239,224

Cash and restricted cash, end of period	$463,641	$653,047	$539,363	$382,664

(1) Difference between beginning cash for Successor period and ending cash balance for Predecessor period resulted from cash expenses that were considered to have been incurred “on the line.”
Supplementary Cash Flows Information
Cash paid for interest	$117,965	$50,071	$169,362	$159,165
Cash paid for taxes, net	2,219	63	1,447	698
Loans transferred to loans held for investment, at fair value, from loans held for investment, subject to nonrecourse debt, at fair value	242,650	283,428	568,439	263,645
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	8,828	—	183,578	828,845
Loans transferred to government guaranteed receivables from loans held for investment, at fair value, and loans held for investment, subject to nonrecourse debt, at fair value	2,960	71	28,599	75,080
Loans transferred to loans held for investment, subject to nonrecourse debt, at fair value, from loans held for investment, at fair value	2,581,045	272,098	2,729,356	2,796,514
Loans transferred to loans held for investment, subject to HMBS, at fair value, from loans held for investment, at fair value	2,680,183	42,909	—	—
Non-cash contributions from members	—	—	—	271
Non-cash distributions to members	—	—	—	123
See accompanying notes to consolidated financial statements

13
4

Notes to Consolidated Financial Statements

13
5

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Description of Business
Finance of America Companies Inc. (“FoA”, “Company”, or “Successor”) was incorporated in Delaware on October 9, 2020. FoA is a financial services holding company which, through its operating subsidiaries, is a leading originator and servicer of residential mortgage loans and provider of complementary financial services.
FoA has a controlling financial interest in Finance of America Equity Capital LLC (“FoA Equity” or “Predecessor”). FoA Equity owns all of the outstanding equity interests or has a controlling financial interest in Finance of America Funding LLC (“FOAF”). FOAF wholly owns FAH and Incenter LLC (“Incenter” and collectively, with FoA Equity, FOAF and FAH, known as “holding company subsidiaries”).
The Company, through its holding company subsidiary, FAH, operates three lending companies, FAM, FAR, and FACo (collectively, the “operating lending subsidiaries”). Through FAM and FAR, the Company originates, purchases, sells and securitizes conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as government sponsored entities (“GSEs”)), government-insured (FHA), government guaranteed (Department of Veterans Affairs), and proprietary non-agency
residential and reverse mortgages. FACo serves as a specialty finance company which originates a variety of commercial mortgage loans to owners and investors of single and multi-family residential rental properties, as well as government-insured agricultural loans made to farmers to fund their inputs and operating expenses for the upcoming growing season. The Company, through one of its other holding company subsidiaries, Incenter, has operating service companies (the “operating service subsidiaries” and together with the operating lending subsidiaries, the “operating subsidiaries”) which provide lender services, title services, secondary markets advisory, mortgage trade brokerage, appraisal and capital management services to customers in the residential mortgage, student lending, and commercial lending industries. Incenter operates a foreign branch in the Philippines for fulfillment transactional support.
Impact of the
COVID-19
Pandemic
The
COVID-19
pandemic has adversely impacted global financial markets and contributed to significant volatility in market liquidity as well as fluctuations in yields required by market investors in the type of financial instruments originated by the Company’s primary operating subsidiaries. The full impact of the
COVID-19
pandemic continues to evolve as of the date of this report. The Company’s work-from-home
environment is anticipated to continue, with certain exceptions for employees whose job functions or other considerations require them to be in a physical office from time to time. The Company’s management is actively monitoring the global situation relating to
COVID-19
and its effect on the Company’s financial condition, liquidity, operations, industry, and workforce. Further, the Company cannot estimate the length or gravity of the impact that the
COVID-19
pandemic will have on the residential mortgage and commercial lending industries. As of December 31, 2021, approximately 0.25% of units and 0.26% of unpaid principal balance of the companies total residential mortgage servicing portfolio is in forbearance as a result of the economic impacts caused by
COVID-19.
As the pandemic continues, it has the potential to cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets and liquidity in fiscal year 2022.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements comprise the financial statements of FoA and its controlled subsidiaries for the Successor period from April 1, 2021 to December 31, 2021 and the financial statements of

13
6

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

FoA Equity and its controlled subsidiaries for the Predecessor periods from January 1, 2021 to March 31, 2021 and for the years ended December 31, 2020 and 2019. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial statements and pursuant to the accounting and disclosure rules and regulations of the SEC. The Consolidated Statement of Financial Condition as of December 31, 2020 has been derived from the audited consolidated financial statements of the Predecessor as of and for the years ended December 31, 2020 and 2019. In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such periods in accordance with GAAP.
On October 12, 2020, the Company, Replay and FoA Equity entered into the Transaction Agreement pursuant to which Replay agreed to combine with FoA Equity in a series of transactions that resulted in the formation of FoA as a publicly traded company on the NYSE, and FoA controlling FoA Equity in an Business Combination. At the Closing on April 1, 2021 (the “Closing Date”), Replay domesticated into a Delaware corporation and FoA was formed. See Note 4—Acquisitions for additional information.
The consolidated financial statements include the accounts of the Predecessor, prior to the Business Combination, which was determined to be FoA Equity, a limited liability company that was formed in July 2020. Prior to the Business Combination, FoA Equity was a wholly owned subsidiary of UFG. FoA Equity owned all of the outstanding equity interests or had a controlling financial interest in FOAF. FAH and Incenter LLC were wholly owned subsidiaries of FOAF, and are included in the consolidated financial statements along with their consolidated operating lending subsidiaries and operating service subsidiaries. See Note 1—Organization and Description of Business for additional information.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its controlled subsidiaries and certain variable interest entities (“VIEs”) where the Company is the primary beneficiary. The Company is deemed to be the primary beneficiary of a VIE when it has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) exposure to benefits and/or losses that could potentially be significant to the entity. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that the Company became the primary beneficiary through the date that the Company ceases to be the primary beneficiary.
FoA Equity consolidates the accounts of Finance of America Commercial Holdings LLC (“FACo Holdings”), which is a direct subsidiary of FAH and an indirect parent company of FACo. Through the date of the Business Combination, the noncontrolling interests of FACo Holdings met the definition of contingently redeemable financial instruments for which the ability to redeem was outside the control of the consolidating entity. The

13
7

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Con
tingently Redeemable Noncontrolling Interest (“CRNCI”) in this subsidiary was shown as a separate caption between liabilities and equity. Any income or losses attributable to the CRNCI were shown as an addition to or deduction from CRNCI in the Consolidated Statements of Financial Condition. All significant intercompany balances and transactions were eliminated. In connection with the closing of the Business Combination disclosed in Note 4—Acquisitions, FoA caused Finance of America Holdings LLC to exercise its right under the FACo Holdings Agreement to purchase all of the outstanding Class B Units held by Buy to Rent Platform Holdings, L.P. (“B2R”) for a redemption price of $203.2 million in satisfaction of the applicable Hurdle Amount under the FACo Holdings Agreement.
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
VIEs
The Company has been the transferor in connection with securitizations or asset-backed financing arrangements with special purpose entities (“SPE”), in which the Company has continuing involvement with the underlying transferred financial assets. The Company’s continuing involvement includes acting as servicer for the mortgage loans transferred and retaining beneficial interests in the SPE to which the assets were transferred.
The Company evaluates its interests in each SPE for classification as a VIE in accordance with ASC
810-10
Consolidation
. When an SPE meets the definition of a VIE and the Company determines that it is the VIE’s primary beneficiary, the Company includes the SPE in its consolidated financial statements.
The beneficial interests held consist of residual securities that were retained at the time of securitization. These beneficial interests may obligate the Company to absorb losses of the VIE that could potentially be significant to the VIE, or affords the Company the right to receive benefits from the VIE that could potentially be significant. In addition, when the Company acts as servicer of the transferred assets, the Company retains the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. When it is determined that the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, the assets and liabilities of these VIEs are included in the consolidated financial statements of the Company. The Company reassesses its evaluation of an entity as a VIE upon the occurrence of certain reconsideration events as the primary beneficiary determination may change over time as interest in the VIE changes.
The Company elected the fair value option provided for by ASC
825-10,
Financial Instruments-Overall
. This option was applied for the nonrecourse debt issued by the consolidated VIE.
See Note 3—Variable Interest Entities and Securitizations for further discussion of VIEs in which the Company is deemed to be the primary beneficiary.

13
8

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are with high quality financial, governmental or corporate institutions and potentially subject the Company to concentrations of credit risk.

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Cash and cash equivalents	$141,238	$233,101
Restricted cash	322,403	306,262

Total cash, cash equivalents, and restricted cash in statement of cash flows	$463,641	$539,363

Restricted Cash
Restricted cash includes amounts specifically designated to repay debt and provide over-collateralization within warehouse facilities and securitized nonrecourse debt obligations, custodial accounts related to the Company’s portfolio of mortgage loans serviced for investors, and funds deposited from prospective borrowers to cover out-of-pocket
expenses incurred by the Company in connection with due diligence activities performed during the loan approval process. Certain funds deposited with the Company may be returned to the borrower at the time the loan funds or if the loan does not close. The Company records a liability for these amounts until the loan has closed or a cost has been incurred.
Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
The Company elected the fair value option provided for by ASC
825-10,
Financial Instruments-Overall
. A reverse HECM is a reverse mortgage loan available to homeowners aged 62 or older that allows conversion of a portion of the home’s equity into cash. The HECM loan terms do not have a defined maturity date or a scheduled repayment of principal and interest. Interest rates are tied to an index plus a margin that ranges up to three percentage points. Interest compounds over the life of the loan and is not paid by the borrower until the loan is repaid. HECM loans include a monthly mortgage insurance premium (“MIP”) that is payable to FHA. The MIP amount is typically calculated as 0.5% of the mortgage balance for loans originated prior to October 2, 2017 and 1.25% for loans originated after October 2, 2017 and accretes to the borrower’s loan balance over the life of the loan. As the issuer, the Company is responsible for remitting the MIP to FHA.
A maturity event will cause the loan to become due and payable. Maturity events include: borrower has passed away and the property is not the principal residence of at least one surviving borrower; borrower has sold or conveyed title of the property to a third party; the property is no longer the principal residence of at least one borrower for reasons other than death; the borrower does not maintain the property as principal residence for a period exceeding 12 months; the borrower fails to pay property taxes and/or insurance and all attempts to rectify the situation have been exhausted; and the property is in disrepair and the borrower has refused or is unable to repair the property.
Once a loan has become due and payable, unsecuritized borrower advances cannot be placed into a Ginnie Mae HMBS. Generally, the Company recovers such advances (referred to as unpoolable tails) from borrowers, from proceeds of liquidation of collateral or ultimate disposition of the loan, including conveyance of claims to FHA.
If the loan is not paid within six months of the maturity event, the Company may proceed with foreclosure on the property. A loan may be satisfied by borrower repayment, sales or appraisal-based claim submissions to HUD

1
39

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

and/or foreclosure sale proceeds. If the Company sells the property within six months, it may file a sales-based claim with HUD to recover any shortfall between the sales price of the property and the outstanding loan balance. If the property is not sold within six months, the Company may file an appraisal-based claim with HUD to recover any shortfall between the appraised value and the outstanding loan balance. Once the appraisal based claim is paid by HUD, any subsequent expenses or loss in the property’s value exposes the Company to additional losses that may not be eligible to be recouped through the filing of an additional HUD claim.

The Company has determined that HECM loans transferred under the current Ginnie Mae HMBS securitization program do not meet the requirements for sale accounting and are not derecognized upon date of transfer. The Ginnie Mae HMBS securitization program includes certain terms that do not meet the participating interest requirements and require or provide an option for the Company to reacquire the loans prior to maturity. Due to these terms, the transfer of the loans does not meet the requirements of sale accounting. As a result, the Company accounts for HECM loans transferred into HMBS securitizations as secured borrowings and continues to recognize the loans as held for investment, subject to HMBS related obligations, along with the corresponding liability for the HMBS related obligations. No gains or losses are recognized on these transfers of HECM loans into HMBS securitizations.
Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. In addition to having to fund these repurchases, the Company also typically earns a lower interest rate and incurs certain non-reimbursable
costs during the process of liquidating nonperforming loans. Loans purchased out of Ginnie Mae HMBS are recorded in the Consolidated Statements of Financial Condition at their fair value reflective of proceeds of liquidation of collateral or ultimate disposition of the loan.
Loans held for investment, subject to HMBS related obligations, also include claims receivable that have been submitted to HUD awaiting reimbursement. These amounts are recorded net of amounts the Company does not expect to recover through outstanding claims.
The yield recognized on loans held for investment, subject to HMBS related obligations, and changes in estimated fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield recognized includes the recognition of interest income based on the stated interest rates of the loans that is expected to be collected through conveyance of loans to FHA, repayment by borrower or through disposition of real estate upon foreclosure.
Loan origination fees represent an
up-front
fee charged to a borrower for processing the HECM or jumbo reverse mortgage application and are recorded as they are received when a loan is successfully funded in fee income in the Consolidated Statements of Operations. Costs to originate loans are recognized as incurred and recorded in general and administrative expenses in the Consolidated Statements of Operations.
Certain HECM and jumbo reverse mortgage loans originated or acquired by the Company include broker compensation or correspondent fees. These premiums are remitted to the mortgage broker or correspondent lender who acted as the intermediary for the reverse mortgage. Broker compensation and correspondent fees are recorded on a net basis in net fair value gains on loans and related obligations in the Consolidated Statements of Operations and therefore not separately presented.
See Note 5—Fair Value for further discussion of valuation of loans held for investment, subject to HMBS related obligations.

1
40

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Loans held for investment, subject to nonrecourse debt, at fair value, are loans that were securitized and serve as collateral for the issued nonrecourse debt, including HECM Buyouts, agricultural securitized loans, fix & flip securitized loans, and non
FHA-insured
jumbo reverse mortgages
(“non-agency
reverse mortgages—Securitized”) that were securitized into trusts that meet the definition of a VIE and were consolidated or did not qualify for true sale accounting. The Company has determined that it has both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company has elected the fair value option for all loans held for investment and determines the fair value, on a recurring basis, based on DCF models. The difference between the cost basis of newly originated or acquired loans and their estimated fair value is recognized in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. See Note 5—Fair Value for further discussion of valuation of loans held for investment, subject to nonrecourse debt, at fair value.
The yield recognized on loans held for investment, subject to nonrecourse debt, at fair value and changes in estimated fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield recognized includes the contractual interest income that is expected to be collected based on the stated interest rates of the loans.
Loans Held for Investment, at Fair Value
Loans held for investment, at fair value, consists of certain reverse mortgage and commercial mortgage loans that the Company intends to hold to maturity. The Company has elected the fair value option for all loans held for investment and determines the fair value, on a recurring basis, based on DCF models. These valuations require the use of judgment by the Company and changes in assumptions can have a significant impact on the determination of the loan’s fair value. The difference between the cost basis of newly originated or acquired loans and their estimated fair value is recognized in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. See Note 5—Fair Value for further discussion of valuation of loans held for investment.
The yield recognized on loans held for investment and changes in estimated fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield recognized includes the contractual interest income that is expected to be collected based on the stated interest rates of the loans.
Reverse Mortgage Loans
Reverse mortgage loans held for investment consists of originated or purchased HECM and non-agency
reverse mortgage loans not yet securitized, unsecuritized tails, and certain HECMs purchased out of Ginnie Mae HMBS, which the Company intends to hold to maturity.
HECM loans and tails that have not yet been securitized into HMBS consist primarily of newly-issued HECMs that the Company has either originated or purchased, subsequent borrower draws and amounts paid by the Company on the borrower’s behalf for MIP that have not yet been transferred to a Ginnie Mae securitization.
As a jumbo reverse mortgage,
non-agency
reverse mortgage loans are designated for homeowners aged 62 or older with higher priced homes. The minimum home value is $400 thousand and the maximum loan amount is $4 million.
Non-agency
reverse mortgage loans are not insured by the FHA and will not be placed into a Ginnie Mae HMBS; however, the Company may transfer or pledge these assets as collateral for securitized nonrecourse debt obligations.

1
41

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company, as an issuer of HMBS, is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the Maximum Claim Amount (“MCA”) (referred to as HECM Buyouts). Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within 75 days of repurchase. Nonperforming repurchased loans are generally liquidated through foreclosure, subsequent sale of the real estate owned, and claim submissions to HUD.
Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. In addition to having to fund these repurchases, the Company also typically earns a lower interest rate and incurs certain non-reimbursable
costs during the process of liquidating nonperforming loans. Loans purchased out of Ginnie Mae HMBS are recorded in the Consolidated Statements of Financial Condition at their fair value reflective of proceeds of liquidation of collateral or ultimate disposition of the loan.
Reverse mortgage loans also include claims receivable that have been submitted to HUD awaiting reimbursement. These amounts are recorded net of amounts the Company does not expect to recover through outstanding claims.
Certain HECM and jumbo reverse mortgage loans originated or acquired by the Company include broker compensation or correspondent fees. These premiums are remitted to the mortgage broker or correspondent lender who acted as the intermediary for the reverse mortgage. Broker compensation and correspondent fees are recorded on a net basis in net fair value gains on loans and related obligations and therefore are not separately presented in the Consolidated Statements of Operations.
Commercial Mortgage Loans
Commercial mortgage loans held for investment primarily consist of short-term loans for real estate investors and agricultural loans for farmers.
Loans Held for Sale, at Fair Value
Loans held for sale, at fair value, represent mortgage loans originated by the Company and held until sold to secondary market investors. The Company primarily originates conventional GSEs, government insured (FHA), and government guaranteed (Department of Veteran Affairs) residential mortgage loans (collectively “residential mortgage loans held for sale”), and commercial mortgage loans to owners and investors of single and multi-family residential rental properties (“commercial loans held for sale”).
The Company elected the fair value option provided for by ASC
825-10,
Financial Instruments-Overall
.
Loans held for sale are measured at fair value at the time of origination and on a recurring basis thereafter. Gains and losses on loans held for sale are recorded in gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations. The yield recognized includes the contractual interest income that is expected to be collected based on the stated interest rates of the loans.
In connection with the Company’s election to measure originated loans held for sale at fair value, any fees recognized in relation to originated loans are recognized as they are received and are included in fee income in the Consolidated Statements of Operations. Direct loan origination costs and fees are expensed when incurred and are included in general and administrative expenses in the Consolidated Statements of Operations.

1
42

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Residential Mortgage and Home Improvement Loans Held for Sale
Residential mortgage and home improvement loans held for sale are typically warehoused for a period after origination or purchase before sale into the secondary market. Servicing rights are either released upon sale of mortgage loans in the secondary market or retained by the Company. The yield on residential mortgage loans held for sale is recorded in interest income and changes in fair value are recorded in gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations.
Commercial Loans Held for Sale
The Company estimates fair value by evaluating a variety of market indicators, including recent sales of similar product types and outstanding commitments, calculated on an aggregate basis. The yield recognized on commercial loans held for sale and changes in estimated fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. In connection with the Company’s election to measure loans held for sale at fair value, the Company is not permitted to defer the loan origination fees, net of direct loan origination costs associated with these loans.
Mortgage Servicing Rights, at Fair Value
Mortgage servicing rights (“MSRs”) represent contractual rights to perform specific administrative functions for the underlying loans including specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance, and otherwise administrating the mortgage loan servicing portfolio. MSRs are created through the sale of an originated mortgage loan or purchased from third parties. The unpaid principal balance (“UPB”) of the loans underlying the MSRs is not included
i
n the Consolidated Statements of Financial Condition. For servicing retained in connection with the securitization of reverse mortgage loans accounted for as secured financings, an MSR is not recognized. The fair value of future servicing revenue net of servicing costs related to reverse mortgage loans is included in the fair value of the underlying loan.
The Company follows the fair value measurement method to record the value of MSRs in accordance with ASC 860,
Transfers and Servicing
. Under this method, servicing assets are measured at fair value on a recurring basis with changes in fair value recorded through earnings in the period of the change as a component of fee income in the Consolidated Statements of Operations.
The fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing these loans. For MSRs that the Company has current commitments to sell to third parties, the fair value is based on the outstanding commitment price. The Company receives a base servicing fee based on the remaining outstanding principal balances of the loans, which are collected from borrowers on a monthly basis. The Company determines the fair value of the MSRs by the use of a DCF model that incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues and other assumptions (including costs to service) that management believes are consistent with the assumptions other similar market participants use in valuing the MSRs.
The primary risk associated with MSRs is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. At times, the Company may utilize derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected increases in default rates, which the Company does not believe can be effectively managed using derivatives.

1
4
3

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Debt Securities
Debt securities consists of U.S. government securities, securities backed by collateral pools of non-agency
reverse mortgages that are not insured by the FHA, and other debt securities. The Company accounts for debt securities in accordance with ASC 320
,
Investments-Debt and Equity Securities
(“ASC 320
”).
The Company determines the classification of securities at purchase. The Company classifies debt securities into held-to-maturity,
trading, or
available-for-sale
categories. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity
and carried at amortized cost adjusted for amortization of premiums and accretion of discounts amortized over the contractual term of the securities in a method that approximates the interest method.
The Company has elected to account for certain debt securities at fair value under the fair value option provisions included in ASC 825,
Financial Instruments
. The election is made on an
instrument-by-instrument
basis and is irrevocable. Changes in fair value of these securities are included as a component of net fair value gains on loans and related obligations in the Consolidated Statements of Operations.
Derivatives and Hedging Activities
The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on the fair value of mortgage loans and related commitments.
The Company uses derivative instruments as part of its overall strategy to manage its exposure to market and price risks primarily associated with fluctuations in interest rates. As a matter of policy, the Company does not use derivatives for speculative purposes.
Interest Rate Lock Commitments
Interest rate lock commitments (“IRLCs”) represent an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. The IRLC binds the Company (subject to the loan approval process) to lend funds to a potential borrower at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. The Company uses mandatory and best efforts commitments to substantially mitigate these risks. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Historical commitment-to-closing
ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.
IRLCs that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance ASC 815,
Derivatives and Hedging
(“ASC 815”). Loan commitments that are derivatives are recognized at fair value in the Company’s Consolidated Statements of Financial Condition in derivative assets or payables and other liabilities, with changes in their fair values recorded in gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations.
The fair value of the Company’s IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of the Company’s IRLCs are based on prices of MBS in the market place and the value of the related mortgage servicing.

14
4

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Forward Loan Sale Commitments
The Company is subject to interest rate and price risk on its loans held for sale, at fair value, and IRLCs from the date the IRLC is made until the date the loan is sold. Mandatory commitments which fix the forward sales price that will be realized in the secondary market are used to substantially mitigate the interest rate and price risk to the Company.
The Company carefully evaluates all loan sale agreements to determine whether they meet the definition of a derivative under the derivatives and hedging accounting guidance under ASC 815. To mitigate the price risk the Company is exposed to on its outstanding loan commitments, the Company uses “mandatory delivery” forward loan sale commitments to manage the risk of potential interest rate movements and their impact on the value of the underlying mortgage loans. Mandatory delivery contracts that meet the definition of a derivative are accounted for as derivative instruments. Accordingly, forward loan sale commitments are recognized at fair value on the Consolidated Statements of Financial Condition in derivative assets or payables and other liabilities with changes in their fair values recorded in gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations. The fair value is determined on a recurring basis based on forward prices with dealers in such securities or internally-developed or third party models utilizing observable market inputs.
To Be Announced Securities
To Be Announced Securities (“TBAs”) are “forward delivery” securities considered derivative instruments under derivatives and hedging accounting guidance ASC 815. The Company uses TBAs to protect against the price risk inherent in derivative loan commitments. TBAs are valued based on forward dealer marks from the Company’s approved counterparties. The Company utilizes internal and third party market pricing services which compile current prices for instruments from market sources, and those prices represent the current executable price. TBAs are recorded at fair value in the Consolidated Statements of Financial Condition in derivative assets and payables and other liabilities, with changes in fair value recorded in gain on sale and other income from loans held for sale, net, and net fair value gains on loans and related obligations in the Consolidated Statements of Operations.
Best Efforts Commitments
The Company uses best efforts commitments with various investors to mitigate the risk associated with loans held for sale, at fair value
,
and interest rate lock commitments. The Company is exposed to counterparty risk with its best efforts commitments in the event that the counterparty cannot take delivery of the underlying mortgage loan. Best Efforts Commitments are recorded at fair value in the Consolidated Statements of Financial Condition in derivative assets and payables and other liabilities, with changes in fair value recorded in gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations.
Forward MBS Commitments
Periodically, the Company uses forward MBS commitments to hedge changes in the value of MSRs. MSRs are subject to substantial interest rate risk as the mortgage loans underlying the servicing rights permit the borrowers to prepay the loans. The Company may at times enter into economic hedges, which do not qualify as hedges for accounting purposes, including forward contracts to minimize the effects of loss in value of these MSRs associated with increased prepayment activity that generally results from declining interest rates. Forward MBS commitments are recorded at fair value in the Consolidated Statements of Financial Condition in derivative assets and payables and other liabilities, with changes in fair value recorded in gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations.

14
5

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company treats forward HMBS purchase and sale commitments that have not settled as derivative instruments. Any changes in fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The fair value is determined on a recurring basis based on forward prices with dealers in such securities or internally-developed or third party models utilizing observable market inputs. These forward commitments will be fulfilled with loans not yet securitized and new reverse mortgage loan originations and purchases.
Interest Rate Swaps, Interest Rate Swap Futures and Futures Contracts
The Company also enters into interest rate swaps, interest rate swap futures and futures contracts to offset changes in the value of its non-agency
reverse mortgage loans, commercial loans and MSRs. The Company has not designated its interest rate swaps, interest rate swap futures and futures contracts as hedges for accounting purposes. These interest rate swaps, interest rate swap futures and futures contracts are accounted for as derivatives and recorded at fair value as derivative assets or as a component of payables and other liabilities in the Consolidated Statements of Financial Condition. Realized and unrealized changes in fair value of interest rate swaps and futures contracts are recorded in gain on sale and other income from loans held for sale, net, and net fair value gains on loans and related obligations in the Consolidated Statements of Operations. Certain of the trade counterparties contain margin call provisions that, upon notice from the counterparty, require us to transfer cash to eliminate any margin deficit. A margin deficit will generally result from any decline in market value of the assets subject to the related hedging transaction. Margin deposits are presented in other assets, net, in the Consolidated Statement of Financial Condition. See Note 12—Derivative and Risk Management Activities for further discussion of derivative assets and liabilities. The Company does not account for margin deposits as an offset against the reported derivative assets or liabilities.
Fixed Assets and Leasehold Improvements, Net
Fixed assets are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related office lease or the expected useful life of the assets. The Company capitalizes certain costs associated with the acquisition of internal-use
software and amortizes the software over its estimated useful life, commencing at the time the software is placed in service. The Company reviews fixed assets and leasehold improvements for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
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

14
6

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Impairment related to goodwill is recorded in impairment of goodwill and intangible assets on the Consolidated Statements of Operations.
Intangible Assets, Net
Intangible assets, net, primarily consist of trade names and broker/customer relationships acquired through various acquisitions and the Business Combination and recorded at their estimated fair value on the date of acquisition. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense of definite-lived intangibles is included in general and administrative expenses on the Consolidated Statements of Operations. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment related to intangible assets is recorded in impairment of goodwill and intangible assets on the Consolidated Statements of Operations.
Leases
The Company evaluates all leases at inception under ASC 842 and classifies the lease as either an operating or a finance lease. The Company currently only has operating leases.
Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term. ROU assets are further adjusted for lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses in the Consolidated Statements of Operations. The Company recognizes variable lease payments associated with the Company’s leases when the variability is resolved. Variable lease payments are recorded in Occupancy, equipment rentals and other office related expenses in the Consolidated Statements of Operations along with expenses arising from fixed lease payments. See Note 21 - Leases for more information.
Operating lease liabilities represent the Company’s obligation to make lease payments arising from the terms of the lease. The lease liabilities are initially recognized based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate as of the lease commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available as of the lease commencement date in determining the present value of the lease payments. This incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment and given similar credit risk. The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by the option to extend (or not to terminate) the lease. The Company includes these options in the lease term when it is reasonably certain of exercising them.
ASC 842 provides for policy elections related to leases with a term of 12 months or less and separation of lease components from non-lease components. The Company elected not to recognize lease assets and lease liabilities for leases with a term of 12 months or less and not to separate lease components from non-lease components.
Other Assets, Net
Other assets, net, consist of
right-of-use
(“ROU”) assets, receivables, net of allowance, retained bonds, at fair value, government guaranteed receivables, prepaid expenses, servicer advances, net of allowance, investments, at fair value, loans subject to repurchase from Ginnie Mae, debt securities, deposits, receivable from clearing organization and other. The components of other assets, net, are detailed in Note 16—Other Assets, Net.

14
7

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Receivables, Net of Allowance
Receivables, net of allowance, are represented by amounts due from investors and other parties and are stated at the amounts management expects to collect. If the Company expects to collect less than 100% of the recorded receivable balances, an allowance for doubtful accounts is recorded based on the current expected credit loss (“CECL”) methodology which includes a combination of historical experience, aging analysis, information on specific balances and reasonable and supportable forecasts.
Government Guaranteed Receivables, Net
The Company accounts for foreclosed mortgage loans guaranteed by the government as a separate receivable. These amounts are carried at the net amounts the Company expects to receive from the liquidation of the underlying property and any expected claim proceeds from HUD for shortfall on liquidation proceeds in other assets, net, in the Consolidated Statements of Financial Condition.
Outstanding HUD claims associated with HECM loans that are collateral for issued and outstanding HMBS may be retained inside the HMBS while the associated HECM loan remains insured by HUD or a HUD claim is outstanding and the HECM loan has not yet reached
98
% of the loan’s MCA. Subsequent to reaching
98
% of the MCA, the Company must purchase the loan out of the HMBS.
Servicer Advances, Net of Allowance
The Company is required under certain servicing contracts to ensure that property taxes, insurance premiums, foreclosure costs and various other items are paid in order to preserve the assets being serviced. Generally, the Company recovers such advances from borrowers for reinstated or performing loans, proceeds of liquidation of collateral or ultimate disposition of the loan, credit owners or loan insurers.
Investments, at Fair Value
The Company invests in the equity of other companies in the form of common stock, preferred stock or other in-substance
equity interests or an investment in a limited liability company. The Company evaluates its outstanding equity investments in other companies to determine whether the Company is able to demonstrate a controlling financial interest or significant influence. For investments in which the Company is able to exercise significant influence, the Company applies the equity method of accounting. If the investment does not meet the criteria for the use of the equity method of accounting, the investment is accounted for at cost unless an election is made to account for it at fair value. For investments in which the Company is unable to exercise significant influence, the Company does not account for these equity investments under ASC 323,
Investments—Equity Method and Joint Ventures
.
The Company has elected to account for certain of its investments at fair value under the fair value option provisions included in FASB ASC 825,
Financial Instruments
. See Note 5—Fair Value for the information regarding the effects of applying the fair value option to the Company’s financial instruments in the consolidated financial statements.
Equity securities with a readily determinable fair value are required to be measured at fair value, with changes in fair value recognized through net income. Equity securities without readily determinable fair value are carried at cost, less any impairment plus or minus changes resulting from observable price changes for identical or similar investments.

14
8

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Loans Subject to Repurchase from Ginnie Mae

For certain
loans that the Company has pooled and securitized with Ginnie Mae, the Company as the issuer has the unilateral right to repurchase, with Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, the Company has effectively regained control over the loan and, under GAAP, must re-recognize
the loan in the Consolidated Statements of Financial Condition and establish a corresponding liability regardless of the Company’s intention to repurchase the loan.
Receivable from Clearing Organization
The Company clears all of its proprietary and all of its customer transactions from its broker-dealer transactions through another broker-dealer on a fully disclosed basis. Securities transactions are recorded on the trade date as if they had settled. The related amounts receivable and payable for unsettled securities transactions, along with contractual deposits are recorded in other assets, net, on the Consolidated Statements of Financial Condition.
HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, represent the secured borrowing associated with the Company’s securitization of HECM loans where the securitization does not meet the criteria for sale accounting treatment. This liability includes the Company’s obligation to repay the secured borrowing from the FHA insured HECM cash flows and the obligations as issuer and servicer of the HECM loans and HMBS.
As an issuer of HMBS, the Company is obligated to service the HECM loan and associated HMBS, which includes funding the repurchase of the HECM loans or pass through of cash due to the holder of the beneficial interests in the Ginnie Mae HMBS upon maturity events and certain funding obligations related to monthly guarantee fees, mortgage insurance proceeds and partial month interest.
As an issuer, the Company is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the MCA. The Company is also required to pay off the outstanding remaining principal balance of secured borrowings if certain triggering events are reached prior to the 98% of MCA limit, such as death of borrower and completion of foreclosure. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within 75 days of repurchase. Nonperforming repurchased loans are generally liquidated through foreclosure, subsequent sale of real estate owned and claim submissions to HUD. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. The Company relies upon its secured financing facilities (see Note 19—Other Financing Lines of Credit) and operating cash flows, to the extent necessary, to repurchase loans. The timing and amount of the Company’s obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan.
Performing repurchased loans are conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements. In addition to having to fund repurchases, the Company may sustain losses during the process of liquidating the loans. The issuer is also required to fund guarantee fees to Ginnie Mae, MIP to the FHA and is obligated to fund partial month interest resulting from shortfalls in interest received from borrower payoffs to the holders of the HMBS beneficial interests. Estimated cash flows associated with these obligations are included in the HMBS related obligations, at fair value, in the Consolidated Statements of Financial Condition.

14
9

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company has elected to record the HMBS related obligations at fair value. The estimated fair value is generally determined by discounting expected principal, interest and other servicing or issuer obligation cash flows using an estimated market discount rate that management believes a market participant would consider in determining fair value.
See Note 5—Fair Value for further discussion of valuation of HMBS related obligations.
The yield on HMBS related obligations along with any changes in fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield on the HMBS related obligations includes recognition of contractual interest expense based on the stated interest rates of the HMBS beneficial interests.
Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, is debt of consolidated VIE securitization trusts or non consolidated funds that provide nonrecourse financing for MSRs. The consolidated VIE loans initially transferred to the securitization trust serve as collateral for the nonrecourse debt, and the principal and interest cash flows from these loans serve as the sole source of repayment.
The Company has elected to measure the outstanding nonrecourse debt at fair value in the Consolidated Statements of Financial Condition with all changes in fair value recorded to net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield on nonrecourse debt and any change in fair value are also recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield recognized includes the contractual interest expense based on the stated interest rates of the debt and amortization of any discount at which the related bonds were issued.
Reverse Mortgage Loans
The Company securitizes certain of its interests in HECM Buyouts and non-agency
reverse mortgage loans. The transactions provide investors with the ability to invest in a pool of reverse mortgage loans secured by one-to-four-family
residential properties. The transactions provide the Company with access to liquidity for these assets, ongoing servicing fees, and potential residual returns. The securitizations are callable at or following the optional redemption date as defined in the respective indenture agreements.
Commercial Mortgage Loans
The Company issues nonrecourse debt securities secured by mortgage loans made to real estate investors. The transactions provide debt security holders the ability to invest in a pool of performing loans secured by investment real estate. The Company issues nonrecourse debt securities secured by agricultural loans made to investors. The transactions provide the Company with access to liquidity for the mortgage loans and ongoing management fees.
Nonrecourse MSR Financing Liability
The Company has agreements with third parties and has sold beneficial interests in the servicing fees generated from its originated or acquired MSRs. Under these agreements, the Company has agreed to sell to the third parties the right to receive all excess servicing and ancillary fees related to the identified MSRs in exchange for an upfront payment equal to the entire purchase price of the acquired or originated MSRs.

1
50

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company elected to measure the outstanding financings related to the nonrecourse MSR financing liability at fair value as permitted under ASC 825
, Financial Instruments
, with all changes in fair value recorded as a charge or credit to fee income in the Consolidated Statements of Operations. The fair value on the nonrecourse MSR financing liability is based on the present value of the future expected discounted cash flows paid to the third parties with the discount rate approximating current market value for similar financial instruments. See Note 36—Related Party Transactions for additional information regarding the nonrecourse MSR financing liability.
Other Financing Lines of Credit
Other financing lines of credit principally consists of variable-rate, asset-backed facilities, primarily warehouse lines of credit, to support the origination of mortgage loans and operations of the Company, which provide creditors a collateralized interest in specific mortgage loans and other Company assets that meet the eligibility requirements under the terms of the facility. The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. The Company evaluates its capacity needs for warehouse facilities and adjusts the amount of available capacity under these facilities in response to the current mortgage environment and origination needs. Interest expense from these financings is recorded in net interest expense in the Consolidated Statements of Operations.
Costs incurred in connection with obtaining financing lines of credit are capitalized to other assets, net, within the Consolidated Statements of Financial Condition and amortized over the term of the related financing as interest expense within the Consolidated Statements of Operations.
Payables and Other Liabilities
Payables and other liabilities consist of accrued compensation expense, accrued liabilities, lease liabilities, deferred purchase price liabilities, Ginnie Mae reverse mortgage buyout payable, derivative liabilities, deferred tax liability, estimate of claim losses, repurchase reserves, liability for loans eligible for repurchase from Ginnie Mae and warrant liability. The components of payables and other liabilities are detailed in Note 20—Payables and Other Liabilities.
Deferred Purchase Price Liabilities
As a result of business acquisitions, the Company has recorded contingent liabilities based upon expected future payouts. In accordance with ASC 805, the Company measures any contingent consideration related to business combinations at fair value, and adjusts the reported amount each period with the change in fair value recorded in other, net
,
in the Consolidated Statements of Operations.
IBNR and Estimate of Claim Losses
The Company offers medical, dental, and other benefits to its employees. Certain of these medical benefit plans are self-funded by the Company, whereby the Company pays actual claims made by its employees. Any employee-paid portion of these benefits are withheld by the individual operating entities and remitted back to the Company on a monthly basis. In addition, the Company has a stop-loss insurance policy in place which reimburses the Company for extraordinary claims. The Company estimates incurred but not reported obligations, including any existing and future claims (“IBNR”), related to these self-funded benefits on a quarterly basis. The estimated claims are recorded based upon current and future claims expected to be received. In addition, the Company has engaged a third party actuary to validate the reasonableness of the existing estimated claims.
The Company is occasionally named as a defendant in claims concerning alleged errors or omissions pertaining to the issuance of title policies or the performance of escrow services. The Company assesses pending and

1
51

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

threatened claims to determine whether losses are probable and reasonably estimable in accordance with ASC 450,
Contingencies
. To the extent losses are deemed probable and reasonably estimable, the Company will establish an accrual for those losses based on historical experience and analysis of specific claim attributes.
This liability also includes amounts determined on the basis of claim evaluation, estimates for reported losses and estimates for losses incurred but not reported related to the Company’s title and settlement services subsidiary. These estimates are continually reviewed and updated. Any adjustments are reflected currently. Accordingly, loss and loss adjustment expenses are charged to income as incurred. Management believes the liability for loss and loss adjustment expenses is adequate; however, the ultimate liability may be in excess of or less than the amounts provided.
Repurchase Reserve
The Company has exposure to potential mortgage loan repurchases and indemnifications in its capacity as a seller of mortgage loans. The estimation of the liability for probable loss related to repurchase and indemnification obligations considers: (i) specific, nonperforming loans where the Company has received a repurchase or indemnification request and believes it will be required to repurchase the loan or indemnify the investor for any losses; and (ii) an estimate of probable future repurchase or indemnification obligations for standard representation and warranty provisions, early payment defaults or other recourse obligations. The Company establishes an initial reserve at fair value for expected losses relating to loan sales at the date the loans are derecognized from the Consolidated Statements of Financial Condition, which is recorded as a component of gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations.
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
Tax Receivable Agreement Obligation
In connection with the Business Combination, concurrently with the Closing, the Company entered into TRAs with certain owners of FoA Equity prior to the Business Combination (the “TRA Parties”). The TRAs generally provide for payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of units in connection with or following the Business Combination and certain distributions with respect to units, (ii) the Company’s utilization of certain tax attributes attributable to Blackstone Tactical Opportunities Associates—NQ L.L.C., a Delaware limited partnership, shareholders (“Blocker GP”), and (iii) certain other tax benefits related to entering into the TRAs, including tax benefits attributable to making payments under the TRAs. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state and local tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax

1
52

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the TRAs, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits.
The payments that FoA may make under the TRAs are expected to be substantial. The payments under the TRAs are not conditioned upon continued ownership of FoA or FoA Equity by the Continuing Unitholders (as defined in Note 4—Acquisitions).
The Company accounts for the effects of these increases in tax basis and associated payments under the TRAs arising from exchanges in connection with the Business Combination as follows:

•	records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted U.S. federal and state tax rates at the date of the exchange;

•
to the extent we estimate that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, the Company reduces the deferred tax asset with a valuation allowance; and

•
initial measurement of the obligations is at fair value on the date of the Business Combination. Subsequently, the liability will be remeasured at fair value each reporting period, with any changes in fair value recognized in other, net, in the Consolidated Statements of Operations.

The Company records obligations under the TRAs resulting from exchanges subsequent to the Business Combination, as they occur, at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in
capital.
As of December 31, 2021 (Successor), the Company had a liability of $34.6 million related to its projected obligations under the TRA, which is included in deferred purchase price liabilities within payables and other liabilities on the Consolidated Statements of Financial Condition.
Notes Payable, Net
The Company accounts for outstanding notes payable in accordance with ASC 470—
Debt
. Notes payable are carried at amortized cost. Issuance costs, premiums and discounts are capitalized as part of the notes payable balance and amortized to interest expense on the Consolidated Statements of Operations over the outstanding life of the note using the effective interest method.
Reinsurance
The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Ceded insurance is comprised of excess of loss treaties, which protect against losses over defined amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event the assuming insurance companies are unable to meet their obligations under these contracts. Reinsurance is recorded as a contra revenue within fee income on the Consolidated Statements of Operations.
Comprehensive Income
Recognized revenue, expenses, gains and losses are included in operations. Certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component in the Consolidated Statements of Equity. Such items, along with net income and losses, are components of comprehensive income (loss).

1
5
3

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The components of other comprehensive income (loss) are reported in the Consolidated Statements of Comprehensive Income. For the years ended December 31, 2021, 2020, and 2019, the only component of other comprehensive income (loss) was foreign currency translation adjustments, arising from translation of the foreign branch accounts in Manila, Philippines.
Foreign Currency
The functional currency of the Company’s international branch is the Philippine peso. Foreign currency denominated assets and liabilities are translated into United States dollars using the exchange rates in effect at the dates of the Consolidated Statements of Financial Condition. Results of operations and cash flows are translated using the average exchange rates throughout the period. The resulting exchange rate translation adjustments are included as a component of equity in accumulated other comprehensive income (loss).
Revenue Recognition
The Company derives its revenues principally from gains on origination and sale of loans, including revenue fees collected from the borrower at closing, loan servicing fees, fair value gains on originated mortgage loans, net of changes in fair value associated with outstanding HMBS and other nonrecourse obligations, other fee income, and net interest income on loans.
Net gains on loans held for sale include realized and unrealized gains and losses on loans held for sale, interest rate lock commitments, related derivatives and retained MSRs. The Company sells mortgage loans into the secondary market, including sales to the GSEs on a servicing-released basis, where the loans are sold to an investor with the associated mortgage servicing rights transferred to the investor or to a separate third party investor. In addition, the Company may opportunistically sell loans on a servicing-retained basis, where the loan is sold and the rights to service that loan are retained. Unrealized gains and losses include fair value gains and losses resulting from changes in fair value in the underlying mortgages, interest rate lock commitments, related derivatives and retained MSRs, from the time of origination to the ultimate sale of the loan or other settlement of those financial instruments.
Monthly servicing revenue represents income derived by the Company in relation to the servicing of loans. Interest income reflects interest earned on loans held for sale by the Company prior to sale on the secondary market. The interest income collected on such loans is reported net of the interest expense incurred while the loans are carried on the Company’s warehouse lines.
Interest income is recognized using the interest method. Loans are placed on non-accrual
status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on non-accrual
status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible.
The majority of revenue generated by the Company in connection with originations and servicing are not within the scope of ASC 606.
Based on its evaluation of loan origination fees, the Company has determined that loan origination fees are recorded in fee income in the Consolidated Statements of Operations when a loan is successfully funded, with the related costs recognized in general and administrative expenses when incurred.

15
4

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The primary components of fee income consist of the following:
Loan Servicing Fees
Loan servicing income represents recurring servicing and other ancillary fees earned for servicing mortgage loans owned by investors. Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the weighted-average yield received on the mortgage loans and the amount paid to the investor, less guaranty fees and interest on curtailments. Loan servicing income is receivable only out of interest collected from mortgagors and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected, and are included as a component of fee income in the Consolidated Statements of Operations.
Loan Origination Fees
Loan origination fees are recorded in fee income in the Consolidated Statements of Operations when earned, with the related costs recognized in general and administrative expenses when incurred at the date of origination.
The Company collects from the borrower certain amounts, including underwriting fees, credit reporting fees, loan administration and appraisal fees. The Company has determined that it is primarily responsible for fulfillment and acceptability for these services, and has discretion in setting the price to the borrower, and therefore these fees should be recognized gross as the Company is the principal for the specified goods and services performed.
In addition to the fees above, the Company also acts as agent for certain services for its customers. These services include obtaining flood certification, credit reporting, and inspection fees. In these transactions, the Company will facilitate the providing of the goods or services to prospective borrowers, and collects these amounts from the borrower prior to the services being provided. These amounts are included as a component of fee income in the Consolidated Statements of Operations.
Agents National Title Insurance Company (“ANTIC”), a subsidiary of the Company, issues title insurance products through a network of title insurance agents throughout the country. Title insurance is a product providing coverage to parties within a real estate transaction according to the respective state regulatory bodies in the United States of America. Insurance premium revenue is recognized from title insurance contracts when the title agents report the issuance of a title insurance policy. The revenue stream falls under
ASU
2016-20,
Issue 5: Scope of Topic 606 11
, which is excluded from ASC 606,
Revenue from Contracts with Customers
(“ASC 606”). The scope exceptions to ASC 606 clarify that all contracts within the scope of Topic 944,
Financial Services-Insurance
, are excluded from the scope of Topic 606. Therefore, ANTIC is considered under Insurance Contracts within the scope of ASC
944-605
which reflects premiums from title insurance contracts shall be considered due from policyholders and, accordingly, recognized as revenue on the effective date of the insurance contract because most of the services associated with the contract have been rendered by that time. However, the binder date is appropriate if the insurance entity is legally or contractually entitled to the premium on the binder date.
The Company recognizes revenues from services provided in accordance with the five-step process outlined in ASC 606. Revenue is recognized when the performance obligations have been satisfied by transferring control of a product or service to a customer in an amount that reflects the consideration that the Company expects to receive. This revenue can be recognized at a point in time or over time.

15
5

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Other Fee Income
Title and Closing Services
: The Company generates revenue by providing title agent and closing services for lenders in connection with loan closings. Specific fees are specified within each lenders/financial institutions’ agreements. While the services are generally performed over a
90
-day
time frame leading up to and finalized before the date of loan closing, no fees are earned and recorded unless the loan closing occurs. Net fees are issued to the Company at the time of the respective loan closing. The specific good and/or service provided to the customer is the issuance of title insurance policy. The risk in the title issuance lies mostly with the title underwriter of the insurance policy and less on the Company, as the agent, thus the Company determined within step 5 of ASC 606
that the Company does not control the goods or service before it is transferred to the customer. The Company recognizes net revenue at a point in time using the output method, specifically as services are completed in connection with the performance of said obligations. There are two performance obligations, the first is the search and examination of the title of a property, which is performed by the Company on behalf of the underwriter. The second is the issuance of a title insurance policy, which is performed by an independent underwriter. The transaction price is allocated between the performance obligations based on the terms of the transaction agreement. These amounts are included as a component of fee income in the Consolidated Statements of Operations.
Settlement, Appraisal and Other Services
: Settlement, appraisal and other services include specific real estate transaction services provided to customers to facilitate the origination of mortgage loans. Revenue is recognized when the performance obligations have been satisfied by transferring control of a product or service to a customer in an amount that reflects the consideration that the Company expects to receive. The Company recognizes gross revenue at a point in time using the output method, specifically as services are completed in connection with the performance of said obligations.
The Company earns appraisal revenue through the one performance obligation of managing the appraisal process for a consumer to obtain an independent valuation of a property to be mortgaged. The appraisal management company maintains a pool of qualified appraisers, who on behalf of the lender provide an appraisal report for a property. Gross revenue is earned and recognized at a point in time using the output method when each appraisal is performed and completed. These amounts are included as a component of fee income in the Consolidated Statements of Operations.
There are no variable consideration or significant judgments or estimates when revenue is recognized for this stream in accordance with ASC 606.
Transactional Revenue
: The Company generates revenue through loan processing activities for in-school
students and refinancing existing student loans. Transaction fees are considered revenue from contracts with customers. The Company receives transaction fees for the performance obligation of providing loan application processing and loan facilitation services for the issuing banks. The Company records revenue over time using the output method, specifically when certain milestones are reached in connection with the performance of said obligations. These amounts are included as a component of fee income in the Consolidated Statements of Operations.
Hedge Advisory Services:
The Company provides certain valuation and advisory services, which include the development and implementation of a mortgage servicing rights hedging framework, for various independent mortgage banks. Pursuant to these agreements or other governing documents, the Company’s maintenance fee (the “maintenance fee”) will generally vary between 0.05% and 0.25% of the assets under management per month. The maintenance fee is typically calculated and paid monthly and recognized in the Consolidated Statements of Operations in the period services are provided. In addition to the Company’s maintenance fee, the

15
6

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Company may also be entitled to receive incentive compensation (the
“at-risk
fee”) tied to the performance of the MSR portfolio, which will generally vary between 5% and 15% of net gains. The at-risk
fee is typically calculated and paid monthly. The Company recognizes gross revenues over time utilizing the output method. These amounts are included as a component of fee income in the Consolidated Statements of Operations.
Other advisory fees:
In addition to the management fee and incentive fee, the Company may also receive expense reimbursements from its clients in accordance with applicable advisory or sub-advisory
agreements and other governing documents. These may include but are not limited to, reimbursement for expenses associated with legal entity formation and capital raising activities, initial public offering costs and expenses, fund administration costs, professional fees, securitization costs, custodian and transfer agent costs and certain other out-of-pocket
expenses. To the extent such reimbursements are provided, the Company recognizes these amounts as a component of fee income in the Consolidated Statements of Operations. The Company recognizes gross revenues over time utilizing the output method.
MSR Trade Broker:
The Company’s one performance obligation for these services is providing brokerage services to its clients. Services include analysis, structuring, marketing and negotiation of transactions for servicing portfolios in the secondary market. The Company earns revenue based on fees resulting from the trade of MSR assets. Trading of MSR assets is done in two ways: 1)
co-issue,
flow arrangement for the exit of a pipeline on a per loan basis, and 2) bulk, sale of an entire MSR portfolio. Fees on these brokered trades are based upon a dollar per loan or basis points on UPB of underlying loans. Fees are defined in agreements with clients. Service is completed at the settlement date. The Company recognizes gross revenue at a point in time when the services are performed utilizing the output method. These amounts are included as a component of fee income in the Consolidated Statements of Operations.
OAS & MSR Valuation Services:
The Company has
one
performance obligation for these services which is providing the analytic valuation services specified in the client-specific statement of work. Services are rendered when valuation results are complete and delivered to the client. The Company recognizes gross revenue at a point in time in which the services are performed using the output method. These amounts are included as a component of fee income in the Consolidated Statements of Operations.
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest
revenue streams are largely based on transactional activity, or standard month-end
revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers and, therefore, does not experience significant contract balances. The Company did not have any significant contract balances as of December 31, 2021 (Successor) and 2020 (Predecessor).
The Company has other revenue streams that are considered insignificant to the overall business. These services are negotiated with customers based on separate contracts for each of the respective services. These revenue streams are also recognized over time using the output method and contain only one performance obligation. There is no significant variable consideration or significant judgments or estimates when revenue is recognized for the Company’s revenue streams in accordance with ASC 606.

15
7

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, put presumptively beyond the reach of the entity, even in bankruptcy, (ii) the transferee (or if the transferee is an entity whose sole purpose is to engage in securitization and that entity is constrained from pledging or exchanging the assets it receives, each third party holder of its beneficial interests) has the right to pledge or exchange the transferred financial assets, and (iii) the Company or its agents does not maintain effective control over the transferred financial assets or third party beneficial interest related to those transferred assets through an agreement to repurchase them before their maturity.
When the Company determines that control over the transfer of financial assets has been surrendered, the transaction will be accounted for as a sale in which the underlying mortgage loans are derecognized, and a corresponding gain recorded equal to the proceeds of the cash and any other beneficial interest retained by the Company, less the carrying balance of the transferred mortgage loans. Upon completion of the sale, the recorded gains and losses are reflected in gain on sale and other income from loans held for sale, net in the Consolidated Statements of Operations.
Whenever the requirements for sale treatment have not been met due to control over the transferred financial assets not being surrendered, the transferred loans will continue to be held as mortgage loans held for investment, subject to nonrecourse debt, at fair value, and an associated liability is recorded in nonrecourse debt, at fair value on the Consolidated Statements of Financial Condition.
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
Advertising Costs
Advertising costs are expensed as incurred. For the Successor period April 1, 2021 to December 31, 2021 and Predecessor period January 1, 2021 to March 31, 2021 the Company recorded $30.8 million and $10.6 million in advertising expense, respectively. For the years ended December 31, 2020, and 2019 (Predecessor), the Company recorded $37.5 million and $27.2 million, respectively, in advertising and related expenses which are included in general and administrative expenses in the Consolidated Statements of Operations for all periods.
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

15
8

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The computation of the effective tax rate and provision (benefit) at each period requires the use of certain estimates and significant judgments including, but not limited to, the expected operating income for the year, projections of the proportion of income that is subject to tax, permanent differences between the Company’s GAAP earnings and taxable income, and the likelihood of recovering deferred tax assets existing as of the statement of financial condition date. The estimates used to compute the provision (benefit) for income taxes may change throughout the year as new events occur, additional information is obtained or as tax laws and regulations change. Accordingly, the effective tax rate for future periods may vary materially.
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
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing auth
orities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents a potential future obligation to the taxing authority for a tax position that was not recognized. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Interest costs and related penalties associated with tax matters are recognized as general and administrative expenses.
Contingencies
The Company evaluates contingencies based on information currently available and will establish accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. For matters where a loss is believed to be reasonably possible but not probable, no accrual is established, but the nature of the loss contingency and an estimate of the reasonably possible range of loss in excess of amounts accrued, when such estimate can be made, is disclosed. In deriving an estimate, the Company is required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of loss contingencies, including legal contingencies, involves the use of critical estimates, assumptions and judgments. Whenever practicable, the Company consults with outside experts, including legal counsel and consultants, to assist with the gathering and evaluation of information related to contingent liabilities. It is not possible to predict or determine the outcome of all loss contingencies. Accruals are periodically reviewed and may be adjusted as circumstances change. See Note 26—Commitments and Contingencies for further discussion.
Seller Earnout
The equity owners of FoA Equity prior to the Closing are entitled to receive an earnout exchangeable for Class A Common Stock if, at any time during the six years following Closing, the volume weighted average price (the “VWAP”) of Class A Common Stock with respect to a trading day is greater than or equal to $12.50 for any 20

15
9

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

trading days within a consecutive 30
-trading-day
period (“First Earnout Achievement Date”), 50
% of the earnout units issued to sellers (in conjunction with the Sponsor shares defined below, the “Earnout Securities”) will be issued; and if, at any time during the six years following Closing, the VWAP is greater than or equal to $15.00 for any

20
trading days within a consecutive
30
-trading-day
period, the remaining 50% of the Earnout Securities will be issued (“Second Earnout Achievement Date”).
The seller earnout is accounted for as contingent consideration and classified as equity. The seller earnout was measured at fair value upon the consummation of the Business Combination, the date of issuance, and will not be subsequently remeasured. The settlement of the seller earnout will be accounted for within equity, if and when, the First or Second Earnout Achievement Date occurs.
Sponsor Earnout
The Company classified the Sponsor Earnout Agreement as an equity transaction measured at fair value upon the consummation of the Business Combination, the date of issuance, and will not be subsequently remeasured. Additionally, the settlement of the Sponsor Earnout Agreement will be accounted for within equity, if and when the First or Second Sponsor Earnout Achievement Date occurs. See Note 40—Equity for additional information.
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
Earnings Per Share
Basic net income (loss) per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the Successor periods. Diluted net income (loss) per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive equity based compensation awards outstanding during the Successor periods.
For the Predecessor periods, FoA Equity’s capital structure consisted of a single class of outstanding membership units which were held by one member, UFG. Therefore, the Company omitted earnings per unit for the Predecessor periods presented due to the limited number of LLC unit holders.
Reclassifications
Certain amounts from the prior year consolidated financial statements have been reclassified to conform to the current year financial presentation.
1
60

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

16
1

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Standard	Description	Effective Date	Effect on Consolidated Financial Statements
income tests when measuring significance, and raising the significance threshold for reporting the disposition of a business on Form
8-K
from 10% to 20% to conform to requirements for reporting business acquisitions.
Recently Issued Accounting Guidance, Not Yet Adopted as of December 31, 2021

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
TBD
This ASU is effective from March 12, 2020 through December 31, 2024.

The Company continues to monitor the impact associated with reference rate reform, and will apply the amendments in this update to account for contract modifications due to changes in reference rates once those occur. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—	The amendments in this Update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option	January 2022	This ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this standard is not expected to have any material

16
2

Finance of America Companies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
Stock Compensation(Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share.
impact on the Company’s consolidated financial statements and related disclosures, as the Company does not currently issue freestanding written call options.

ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) Recognition of an acquired contract liability and (2) Payment terms and their effect on subsequent revenue recognized by the acquirer.

The amendments in this ASU require that an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this ASU do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets.
January 2023
This ASU is effective for all business combinations occurring after January 1, 2023.

The Company continues to assess the potential impact that the adoption of this ASU will have on the Company’s consolidated financial statements and related disclosures.

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Consolidated VIEs
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
FACo
FACo securitizes certain of its interests in fix & flip mortgages. The transactions provide debt security holders the ability to invest in a pool of loans secured by an investment in real estate. The transactions provide FACo with access to liquidity for the loans and ongoing management fees. The principal and interest on the outstanding debt securities are paid using the cash flows from the underlying loans, which serve as collateral for the debt.
In April 2021
, FACo executed its optional redemption of outstanding securitized notes related to the 2018
, 2019
, and 2020
(“ANTLR”)securitizations. As part of the optional redemption, FACo paid off notes with an outstanding principal balance of $175.3 million. The notes were paid off at par.
Servicing Securitized Loans
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

1
6
4

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the Successor period from April 1, 2021 to December 31, 2021, or the Predecessor period from January 1, 2021 to March 31, 2021. There were $2.5 million and $0 realized losses associated with these transferred mortgage loans for the Predecessor years ended December 31, 2020 and 2019, respectively.
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Consolidated Statements of Financial Condition and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
ASSETS
Restricted cash	$311,652	$293,580
Loans held for investment, subject to nonrecourse debt, at fair value	6,099,607	5,396,167
Other assets, net	67,593	79,528

TOTAL ASSETS	$6,478,852	$5,769,275

LIABILITIES
Nonrecourse debt, at fair value	$6,088,298	$5,459,941
Payables and other liabilities	428	291

TOTAL VIE LIABILITIES	6,088,726	5,460,232

Retained bonds and beneficial interests eliminated in consolidation	(231,229)	(202,187)

TOTAL CONSOLIDATED LIABILITIES	$5,857,497	$5,258,045

Unconsolidated VIEs
FACo
In December 2021
, FACo established the Cavatica Asset Participation Trust (“CAPT”) for the purpose of securitizing agricultural loans. In 2021
, FACo executed CAPT-2021
, where FACo’s beneficial interest in the securitization is limited to its Issuer Residual Interest Certificates, a 5% eligible vertical interest in the Trust. The Company determined that the securitization structures meets the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and the Company does not have the power to direct the activities that most significantly affect the economic performance of the VIEs. However, the transfer of the loans to the VIEs was determined not to be a sale. As such, the Company continues to recognize and consolidate the loans and the related nonrecourse liability, with the retained bonds being eliminated against the nonrecourse liability in consolidation.FACo’s continuing involvement with and exposure to loss from the VIE includes the carrying value of the retained bond, the retained loans, debt servicing of the related nonrecourse liability, servicing advances in the role as servicer, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the VIE have no recourse to FACo’s assets or general credit. The underlying performance of the mortgage loans held has a direct impact on the fair values and cash flows of the beneficial interests held.
As of December 31
, 2021
(Successor), the interests retained upon execution of the transaction consisted of an interest in the Issuer Residual Interest Certificates issued by the VIE and had an initial fair value of $9.3 million. The agricultural loans transferred to the VIE and the nonrecourse debt related to the transfer had an initial fair

16
5

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

value of $166.1 million. Cash proceeds from the securitizations were $31.2 million. The Company did not record any gain or loss, as the transfer of loans to the VIE was determined not to be a sale.
As of December 31, 2021 (Successor), the consolidated balance of the agricultural loans and the related nonrecourse liability transferred to the VIE had a fair value of $118.6 million
and $111.7

million
, respectively.
FAM
FAM securitizes certain of its interests in agency-eligible residential mortgage loans. The transactions provide investors with the ability to invest in a pool of mortgage loans secured by one-to-four-family
residential properties and provide FAM with access to liquidity for these assets and ongoing servicing fees. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. In May 2021, FAM established the Hundred Acre Wood Trust (“HAWT” or “Trust”) for the sole purpose of acquiring mortgage loans for securitization. In 2021, FAM executed the HAWT 2021-INV1, HAWT 2021-INV2 and HAWT 2021-INV3 securitizations, where FAM’s beneficial interest in the securitization is limited to its U.S. Risk Retention Certificates, a 5% eligible vertical interest in the Trust. The Company determined that the securitization structures meets the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and that the contractual role as servicer is not a variable interest. The transfer of the loans to the VIEs was determined to be a sale. The Company derecognized the mortgage loans and did not consolidate the trusts.
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
As of December 31, 2021 (Successor), the interests retained upon transfer of the mortgage loans consisted of an interest in each class of securities issued by the VIE and had an initial fair value of $58.1 million. The servicing asset recognized upon sale of the mortgage loans to the VIE had an initial fair value of $4.4 million. Cash proceeds from the securitizations were $1,117.0 million and cash proceeds from retained bonds were $1.6 million. The
Company recorded a gain on sale on the securitizations of $40.4 million.
The following table presents a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor and that were not consolidated by the Company (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Unconsolidated securitization trusts:
Total collateral balances — UPB	$1,085,340	$—

Total certificate balances	$1,085,340	$—

As of December 31
, 2021
(Successor), there were $0.4 million of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due. As of December 31
, 2020
, there were no unconsolidated securitization trusts.

16
6

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Acquisitions
The Business Combination
On October 12, 2020, the Company, Replay and FoA Equity entered into the Transaction Agreement pursuant to which Replay agreed to combine with FoA Equity in a series of transactions that resulted in the Company becoming a publicly-traded company on the NYSE and controlling FoA Equity in an
“UP-C”
structure. At the Closing on April 1, 2021, Replay domesticated into a Delaware corporation, and the Company was formed. Following the Closing, the public investors held Class A Common Stock representing approximately a 31.3% economic interest, and BTO Urban, Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC, Family Holdings, TMO, L&TF, Management Holdings, and Joe Cayre (each of BTO Urban, ESC, Family Holdings, TMO, L&TF, Management Holdings and Continuing Unitholders retained a 68.7% economic interest in FoA Equity in the form of Class A LLC Units. Additionally, the Company issued to the Continuing Unitholders shares of Class B Common Stock, which have no economic rights but entitle each holder to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which shareholders of the Company are entitled to vote generally. Subsequent to the Closing, the Company controls FoA Equity as the sole appointer of the board of managers and is a holding company with no assets or operations other than its equity interest in FoA Equity.
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
As a result of the Business Combination, the Company’s financial statement presentation distinguishes FoA Equity as the “Predecessor” through the Closing Date. FoA is the “Successor” for periods after the Closing Date. Revenue and earnings from the date of acquisition to year end are shown as the “Sucessor” period on the Consolidated Statements of Operation. As a result of the application of the acquisition method of accounting in the Successor period, the consolidated financial statements for the Successor period are presented on a full step-up
basis, and are therefore not comparable to the consolidated financial statements of the Predecessor period that are not presented on the same full step-up
basis.
The consolidated financial statements will not be retrospectively adjusted for any provisional amount changes that occur in subsequent periods. Rather, any provisional amount adjustments will be recognized during the reporting period in which the adjustments are determined. The Company will also be required to record, in the same period’s consolidated financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting had been completed at the Closing Date. The purchase price allocation, is substantially complete, except for certain tax adjustments that will be completed by March 31, 2022. The allocation will be finalized as soon as practicable, but no later than one year from the Closing Date. The following table summarizes the

16
7

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

provisional estimated fair value of consideration transferred, noncontrolling interest equity value, assets acquired and liabilities assumed in conjunction with the Business Combination (in thousands):

Consideration transferred:
Total cash consideration	$342,270
Blocker rollover equity	221,811
Seller earnout contingent consideration (1)	160,272
Tax receivable agreement obligations to the seller	31,950

Total consideration transferred	756,303
Noncontrolling interest	1,658,545

Total equity value	$2,414,848

Assets acquired:
Cash and cash equivalents	$336,075
Restricted cash	305,292
Loans held for investment, subject to HMBS related obligations, at fair value	10,071,192
Loans held for investment, subject to nonrecourse debt, at fair value	5,291,443
Loans held for investment, at fair value	1,100,544
Loans held for sale, at fair value	2,140,361
Mortgage servicing rights, at fair value	267,364
Fixed assets and leasehold improvements, net	26,079
Intangible assets, net (2)	717,700
Other assets, net	404,864

Total assets acquired	$20,660,914

Liabilities assumed:
HMBS related obligations, at fair value	$9,926,131
Nonrecourse debt, at fair value	5,227,942
Other financing lines of credit	3,340,345
Payables and other liabilities	669,048
Notes payable, net	353,924

Total liabilities assumed	$19,517,390

Net identifiable assets acquired	1,143,524

Goodwill (3)	$1,271,324

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

(3)
Goodwill represents the excess of the gross consideration transferred over the provisional fair value of the underlying net tangible and identifiable intangible assets acquired. Goodwill represents future economic benefits arising from acquiring FoA Equity, primarily due to its strong market position and its assembled

16
8

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

workforce that are not individually identified and separately recognized as intangible assets. Approximately $85.2 million of the goodwill recognized was expected to be deductible for income tax purposes at the acquisition date.

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

Identifiable intangible assets	Provisional fair value (in thousands)	Provisional useful life (in years)
Indefinite lived trade names	$178,000	N/A
Definite lived trade names	8,800	10
Broker/customer relationships	530,900	8-15

Total	$717,700

	For the year ended December 31,
	2021	2020
Pro forma revenues	$1,736,999	$1,777,444
Pro forma net (loss) income	(1,173,481)	295,136
Pro forma net (loss) income attributable to controlling interest	(344,687)	70,411
Pro forma net (loss) income attributable to noncontrolling interest	(828,795)	224,725
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
The RAI Transaction was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $43.5 million, including cash and the relief of obligations owed to FAM by the DIP of RAI. There was no contingent consideration as part of the
RAI Transaction.

16
9

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The following table sets forth the fair values of the assets acquired in connection with the RAI Transaction (in thousands):

Acquisition date fair value
Loans held for sale, at fair value	$35,226
Intangible assets—Technology	1,890
Goodwill	5,627
Other assets, net	753

Net assets acquired	$43,496

The acquired loans held for sale had a UPB of $36.6 million as of the acquisition date, and have been subsequently sold as of December 31, 2021.
Parkside Lending, LLC
On May 14, 2021, in order to further strengthen its position in the wholesale mortgage originations, the Company acquired certain assets and operations of Parkside Lending, LLC (“Parkside”). The Company acquired certain key contracts and real property leases, as well as proprietary materials, intellectual property, and workforce (the “Parkside Transaction”).
The Parkside Transaction met the requirements to be considered a business combination under ASC 805. Parkside’s accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the date of the Parkside Transaction. The Company has allocated the purchase price to the tangible and identifiable intangible assets based on their estimated fair market values at the date of the Parkside Transaction as required under ASC 805. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill.
As a result of the Parkside Transaction, for accounting purposes, FAM was deemed to be the accounting acquirer and Parkside was deemed to be the accounting acquiree.
The Parkside Transaction was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $32.6 million, all of which was cash consideration, including the present value of deferred payments to be made to the sellers over the three years subsequent to closing of $12.6 million. There was no contingent consideration as part of the Parkside Transaction.
Goodwill is comprised of expected future benefits for the Company and the assembled workforce acquired in the Parkside Transaction, which do not qualify as separately recognized intangible assets. Goodwill associated with the Parkside Transaction is assigned to the Company’s Mortgage Originations reportable segment, which represents the Company’s reporting unit that is expected to benefit from the assembled workforce acquired in the Parkside Transaction.

1
70

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table sets forth the fair values of the assets acquired in connection with the Parkside Transaction (in thousands):

Acquisition date fair value
Intangible assets—Broker Relationships	$10,200
Goodwill	22,400
Other assets, net	13

Net assets acquired	$32,613

Additional disclosures required by ASC 805 with respect to the RAI and Parkside acquisitions have been omitted because the information is immaterial to the financial statements.
The Company performed its annual goodwill impairment analysis as part of the year-end
2021 financial statement close process. See Note 14—Goodwill and Note 15—Intangible Assets, net for additional details.
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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy for the Successor period from April 1, 2021 to December 31, 2021 or for the Predecessor period from January 1, 2021 to March 31, 2021. There were no transfers for the Predecessor for the years ended December 31, 2020 and 2019.
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

17
1

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
HECM loans securitized into Ginnie Mae HMBS are not actively traded in open markets with readily observable market prices.
The Company values HECM loans securitized into Ginnie Mae HMBS utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio using prepayment, borrower mortality, borrower draw and discount rate assumptions management believes a market participant would use in estimating fair value. The significant unobservable inputs used in the measurement include:
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
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of loans held for investment, subject to HMBS related obligations, for the periods indicated:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	20.8%	NM	20.0%
Loss frequency	NM	4.5%	NM	4.4%
Loss severity	3.1% - 7.7%	3.3%	5.1% - 13.3%	5.4%
Discount rate	NM	2.4%	NM	1.6%
Average draw rate	NM	1.1%	NM	1.1%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.

17
2

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
HECM Buyouts—Securitized (Nonperforming)
The Company values nonperforming securitized HECM buyouts utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio.
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of nonperforming securitized HECM buyouts for the periods indicated:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	41.2%	NM	42.9%
Loss frequency	25.0% - 100.0%	59.5%	25.0% - 100.0%	54.8%
Loss severity	3.1% - 7.7%	4.3%	5.1% - 13.3%	7.5%
Discount rate	NM	4.1%	NM	4.1%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.
HECM Buyouts—Securitized (Performing)
The Company values performing securitized HECM buyouts utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio.
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of performing securitized HECM buyouts for the periods indicated:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	NM	9.0	NM	8.5
Conditional repayment rate	NM	13.3%	NM	14.7%
Loss severity	3.1% - 7.7%	7.7%	5.1% - 13.3%	7.7%
Discount rate	NM	3.7%	NM	3.5%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.

17
3

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Non-Agency
Reverse Mortgage—Securitized
The Company values securitized
non-agency
reverse mortgage loans utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio.
The following table presents the significant unobservable assumptions used in the fair value measurements of securitized non-agency
reverse mortgage loans for the periods
indicated:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	NM	7.5	NM	6.9
Loan to value	0.1% - 64.7%	43.4%	9.0% -73.1%	48.2%
Conditional repayment rate	NM	18.6%	NM	18.7%
Loss severity	NM	10.0%	NM	10.0%
Home price appreciation	(4.6) % - 14.0%	4.7%	1.1% - 8.9%	5.6%
Discount rate	NM	3.6%	NM	3.6%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.
Commercial Mortgage Loans
Fix & Flip—Securitized
The securitized Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from 9—24 months. This product is valued using a DCF model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of securitized Fix & Flip mortgage loans for the periods indicated:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (SMM)	NM	14.1%	NM	17.1%
Discount rate	NM	5.7%	6.7% - 10.0%	6.7%
Loss frequency	0.3% - 69.0%	0.6%	0.2% - 44.0%	0.6%
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

17
4

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Originated or purchased HECM loans held for investment are valued predominantly by utilizing forward HMBS prices for similar pool characteristics and based on observable market data. These amounts are further adjusted to include future cash flows that would be earned for servicing the HECM loan over the life of the asset.
Unsecuritized tails consists of performing and nonperforming repurchased loans. The fair value of performing unsecuritized tails are valued at current pricing levels for similar Ginnie Mae HMBS. The fair value of nonperforming unsecuritized tails is based on expected claim proceeds from HUD upon assignment of the loans.
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
The Company values Inventory Buyouts utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio.
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of Inventory Buyouts classified as loans held for investment, at fair value for the periods indicated:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	43.2%	NM	44.0%
Loss frequency	NM	59.4%	NM	46.9%
Loss severity	3.1% - 7.7%	3.8%	NM	10.5%
Discount rate	NM	4.1%	NM	4.1%
Non-Agency
Reverse Mortgage Loans
The fair value of
non-agency
reverse mortgage loans is based on values for investments with similar investment grade ratings and the value the Company would expect to receive if the whole loans were sold to an investor.

17
5

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company values
non-agency
reverse mortgage loans utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio.
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of non-agency
reverse mortgage loans classified as loans held for investment, at fair value for the periods indicated:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	NM	9.2	NM	8.0
Loan to value	0.2% - 68.7%	47.8%	0.1% - 62.1%	44.0%
Conditional repayment rate	NM	14.8%	NM	16.8%
Loss severity	NM	10.0%	NM	10.0%
Home price appreciation	(4.6) % - 14.0%	4.4%	1.1% - 8.9%	5.5%
Discount rate	NM	3.6%	NM	3.6%
Commercial Mortgage Loans
Fix & Flip
The Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from 9—24 months. This product is valued using a DCF model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of Fix & Flip loans for the periods indicated:

	December 31, 2021
	Successor
Unobservable Assumptions	Range	Weighted Average
Prepayment rate (SMM)	NM	11.9%
Discount rate	5.7% - 10.0%	5.9%
Loss frequency	NM	0.4%
As of March 2021, management made the decision to change the classification of fix & flip loans from loans held for sale, at fair value, to loans held for investment, at fair value.
Agricultural Loans
The agricultural loans are government-insured loans made to farmers to fund their inputs and operating expenses for the upcoming growing season with terms ranging from 7—17 months. The product is valued using a DCF model. The Company classifies these loans as Level 3 assets within the GAAP hierarchy.

17
6

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company utilized the following assumptions in estimating the fair value of agricultural loans for the periods indicated:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Discount rate	NM	4.8%	NM	6.4%
Prepayment rate (SMM)	9.0% - 100.0%	22.1%	0% - 1.0%	0.7%
Default rate (CDR)	0% - 0.7%	0.9%	0% - 2.0%	0.4%
Loans Held for Sale, at Fair Value
Reverse Mortgage Loans
Reverse mortgage loans held for sale, at fair value, consists of unpoolable loans that the Company intends to sell to third party investors. Reverse mortgage loans held for sale consists primarily of performing repurchased loans. The fair value of performing unpoolable loans is based on expected claim proceeds from HUD upon assignment of the loans. In certain instances the loan balance may exceed the MCA. In these instances, the fair value is based on expected proceeds from sale of the underlying property and any additional HUD claim proceeds. The Company classifies reverse mortgage loans held for sale, at fair value as Level 3 assets within the GAAP hierarchy.
Residential and Commercial Mortgage Loans
Mortgage loans held for sale include residential and commercial mortgage loans originated by the Company and held until sold to secondary market investors. The Company primarily originates conventional GSEs and residential mortgage loans held for sale and commercial loans held for sale.
Residential Mortgage Loans
The Company originates or purchases mortgage loans in the U.S. that it intends to sell to FNMA, FHLMC, and Ginnie Mae (collectively “the Agencies”). Additionally, the Company originates or purchases mortgage loans in the U.S. that it intends to sell into the secondary markets via whole loan sales. Mortgage loans held for sale are typically pooled and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. In addition, the Company may originate loans that do not meet specific underwriting criteria and are not eligible to be sold to the Agencies. Two valuation methodologies are used to determine the fair value of mortgage loans held for sale. The methodology used depends on the exit market as described below:
Loans valued using observable market prices for identical or similar assets
—This includes all mortgage loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency
loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, the Company classifies these valuations as Level 2 in the fair value disclosures. During periods of illiquidity of the mortgage marketplace, it may be necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and place more reliance on the valuations using internal models. Due to limited sales activity and periodically unobservable prices in certain of the Company’s markets, certain mortgage loans held for sale portfolios may transfer from Level 2 to Level 3 in future periods.

17
7

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
SRL
The SRL product is designed for small/individual real estate investors looking to purchase and then rent out a single property. These are
30-year
loans with fixed interest rates typically between 5.0%—8.0%. This product is valued using a DCF model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of SRL mortgage loans held for sale for the periods indicated:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (CPR)	1.0% - 17.1%	14.2%	1.0% - 17.1%	15.4%
Discount rate	NM	3.3%	NM	5.0%
Default rate (CDR)	1.0% - 57.2%	2.2%	1.0% - 64.9%	3.6%
Portfolio Lending
The Portfolio Lending product is designed for larger investors with multiple properties. Specifically, these loans are useful for consolidating multiple rental property mortgages into a single loan. These loans have fixed coupons that typically range from
5.0
%—
6.2
%, with 5 and
10-year
balloon structures, as well as a
30-year
structure. This product is valued using a DCF model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of Portfolio Lending mortgage loans held for sale for the periods indicated:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (CPR)	0.0% - 14.5%	8.7%	0% - 15.0%	9.3%
Discount rate	NM	3.9%	NM	4.9%
Default rate (CDR)	1.0% - 54.0%	3.2%	1.0% - 42.7%	2.0%

17
8

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Fix & Flip
The Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from
9
-
24 months. This product is valued using a DCF model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of fix & flip mortgage loans for the periods indicated:

	December 31, 2020
	Predecessor
Unobservable Assumptions	Range	Weighted Average
Prepayment rate (SMM)	NM	12.4%
Discount rate	6.7% - 10.0%	7.2%
Loss frequency	NM	0.8%
As of March 2021, management made the decision to change the classification of fix & flip loans from loans held for sale, at fair value, to loans held for investment, at fair value.
Mortgage Servicing Rights (FAM)
As of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), the Company valued MSRs internally. The significant assumptions utilized to determine fair value are projected prepayments using the Public Securities Association Standard Prepayment Model, discount rates, and projected servicing costs that vary based on the loan type and delinquency. The Company classifies these valuations as Level 3 assets within the GAAP hierarchy since they are dependent on unobservable inputs.
Fair value is derived through a DCF analysis and calculated using a computer pricing model. This computer valuation is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions (Prepayment speed assumptions (“PSA”), discount rate, etc.). The assumptions taken into account by the pricing model are those which many active purchasers of servicing employ in their evaluations of portfolios for sale in the secondary market. The unique characteristics of the secondary servicing market often dictate adjustments to parameters over short periods of time.
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
The following tables summarize certain information regarding the servicing portfolio of retained MSRs for the periods indicated:

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Capitalization servicing rate	1.1%	0.8%
Capitalization servicing multiple	4.4	3.2
Weighted average servicing fee (in basis points)	25	25

17
9

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company utilized the following weighted average assumptions in estimating the fair value of MSRs:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average prepayment speed (CPR)	0% - 12.8%	8.3%	6.6% - 24.9%	12.1%
Discount rate	NM	8.5%	NM	12.1%
Weighted average delinquency rate	0.8% - 14.3%	1.3%	1.2% - 9.2%	1.3%
The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions (in thousands):

	December 31, 2021
	Successor
	Weighted Average Prepayment Speed	Discount Rate	Weighted Average Delinquency Rate
Impact on fair value of 10% adverse change	$(6,078)	$(15,708)	$(345)
Impact on fair value of 20% adverse change	(11,843)	(30,230)	(691)
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
Derivative Assets and Liabilities
Some of the derivatives held by the Company are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 1 in the fair value hierarchy. The Company executes derivative contracts, including forward commitments, TBAs, interest rate swaps, and interest rate swap futures, as part of its overall risk management strategy related to its reverse mortgage and commercial loan portfolios. The value of the forward commitments is estimated using current market prices for HMBS and are considered Level 2 in the fair value hierarchy. TBAs are valued based on forward dealer marks from the Company’s approved counterparties and are considered Level 2 in the fair value hierarchy. The value of interest rate swaps and interest rate swap futures is based on the exchange price or dealer market prices. The Company classifies interest rate swaps as Level 2 in the fair value hierarchy. The Company classifies interest rate swap futures as Level 1 in the fair value hierarchy. The value of the forward MBS is based on forward prices with dealers in such securities or internally-developed third party models utilizing observable market inputs. The Company classifies forward MBS as Level 2 in the fair value hierarchy.

1
80

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In addition, the Company enters into IRLCs with prospective borrowers. Commitments to fund residential mortgage loans with potential borrowers are a binding agreement to lend funds to these potential borrowers at a specified interest rate within a specified period of time. The fair value of IRLCs is derived from the fair value of similar mortgage loans or bonds, which is based on observable market data. Changes to the fair value of IRLCs are recognized based on changes in interest rates, changes in the probability that the commitment will be exercised (pull through factor), and the passage of time. The expected net future cash flows related to the associated servicing of the loan are included in the fair value measurement of IRLCs. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. Given the unobservable nature of the pull through factor, IRLCs are classified as Level 3 in the fair value hierarchy.
HMBS Related Obligations, at Fair Value
The HMBS related obligation valuation considers the obligation to pass FHA insured cash flows through to the beneficial interest holders (repayment of secured borrowing) of the HMBS securities and the servicer and issuer obligations of the Company.
The valuation of the obligation to repay the secured borrowing is estimated using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The estimated fair value of the HMBS related obligations also includes the consideration required by a market participant to transfer the HECM and HMBS servicing obligations, including exposure resulting from shortfalls in FHA insurance proceeds.
The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for repayment, costs to transfer servicing obligations, shortfalls in FHA insurance proceeds, and discount rates. The significant unobservable inputs used in the measurement include:
Borrower Repayment Rates—the conditional repayment rate curve considers borrower age and gender and is based on historical termination rates.
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
The following table presents the weighted average significant unobservable inputs used in the fair value measurement of HMBS related obligations for the periods indicated:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	20.8%	NM	19.9%
Discount rate	NM	2.3%	NM	1.4%
Nonrecourse Debt, at Fair Value
Reverse Mortgage Loans
Outstanding notes issued that are securitized by nonrecourse debt are paid using the cash flows from the underlying reverse mortgage loans, which serve as collateral for the debt. The fair value of nonrecourse debt is

1
8
1

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

estimated using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The significant unobservable inputs used in the measurement include:
Weighted Average Remaining Life—The projected remaining life is based on the expected conditional prepayment rate, which is utilized to determine future terminations.
Borrower Repayment Rates—The conditional repayment rate curve considers borrower age and gender and is based on historical termination rates.
Discount Rate—derived based on an assessment of current market yields and spreads that a market participant would consider for entering into an obligation to pass FHA insured cash flows through to holders of the HMBS beneficial interests. Yield spread applied over interpolated benchmark curve or as a spread over collateral forward curve.
The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for prepayment and discount rates. The following table presents the weighted average significant unobservable assumptions used in the fair value measurements of nonrecourse debt for the periods indicated:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Performing/Nonperforming HECM securitizations
Weighted average remaining life (in years)	0.2 - 0.8	0.5	0.2 - 1.5	1.0
Conditional repayment rate	30.8% - 54.4%	43.5%	34.3% - 56.3%	42.8%
Discount rate	NM	2.3%	NM	3.1%

Securitized Non-Agency Reverse
Weighted average remaining life (in years)	1.0 - 2.3	1.6	0.3 - 2.7	2.1
Conditional repayment rate	18.4% - 35.9%	28.2%	19.6% - 35.8%	23.9%
Discount rate	NM	2.2%	NM	2.2%
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

1
8
2

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for prepayment and discount rates. The Company estimates prepayment speeds giving consideration that the Company may in the future transfer additional loans to the trust, subject to the availability of funds provided for within the trust. The following table presents the significant unobservable assumptions used in the fair value measurements of nonrecourse debt for the periods indicated:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in months)	NM	4.0	1.9 - 4.1	3.4
Weighted average prepayment speed (SMM)	NM	14.0%	17.7% - 32.0%	21.4%
Discount rate	NM	3.1%	NM	5.8%
Deferred Purchase Price Liabilities
Deferred purchase price liabilities are measured using a present value of future payments which considers various assumptions, including future loan origination volumes, projected earnings and discount rates. As of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), the Company utilized discount rates ranging from 8% to 35% to value the deferred purchase price liabilities. The liabilities as of December 31, 2021 (Successor) include provisional estimates for the seller earnout provision related to the Parkside asset purchase agreement that was based on the information that was available as of the acquisition date. Refer to Note 4—Acquisitions for additional details regarding this acquisitions. As this value is largely based on unobservable inputs, the Company classifies this liability as Level 3 in the fair value hierarchy.
TRA Obligation
The fair value of the TRA obligation resulting from the exchanges at the Business Combination Closing Date is derived through the use of a DCF model. The significant assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate and an assumed weighted average state and local income tax rate, and a 13.5% discount rate applied to future payments under the Tax Receivable Agreements. The Company classifies the TRA obligation as Level 3 in the fair value hierarchy.
Nonrecourse MSR Financing Liability
The Company has sold to certain third parties the right to receive all excess servicing and ancillary fees related to identified MSRs in exchange for an upfront payment equal to the entire purchase price of the identified MSRs.
The Company has elected to account for the servicing liability using the fair value option. Consistent with the underlying MSRs, fair value is derived through a DCF analysis and calculated using a computer pricing model. This computer valuation is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions (PSAs, etc.). The assumptions taken into account by the pricing model are those which many active purchasers of servicing rights employ in their evaluations of portfolios for sale in the secondary market. The unique characteristics of the secondary servicing market often dictate adjustments to parameters over short periods of time.
Subjective factors are also considered in the derivation of fair values, including levels of supply and demand for servicing, interest rate trends, and perception of risk not incorporated into prepayment assumptions.

18
3

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company classifies the valuations of the nonrecourse MSR financing liability as Level 3 in the fair value disclosures.
The Company utilized the following weighted average assumptions in estimating the fair value of the outstanding nonrecourse MSR financing liability:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average prepayment speed (CPR)	2.0% - 11.0%	7.7%	6.9% - 12.7%	11.6%
Discount rate	8.1% - 10.1%	9.1%	11.7% - 12.0%	12.0%
Weighted average delinquency rate	NM	1.3%	NM	1.8%
Retained Bonds, at Fair Value
The retained bonds, at fair value, represents the U.S. Risk Retention Certificates, a 5% eligible vertical interest in the Company’s unconsolidated VIEs: HAWT 2021-INV1, HAWT 2021-INV2 and HAWT 2021-INV3. The beneficial interests retained consist of an interest in each class of securities issued by the Trust. Because of the nature of the valuation inputs and due to the lack of observable market prices or data the Company classifies retained bonds as Level 3 assets within the GAAP hierarchy. Quarterly, management obtains third party valuations to assess the reasonableness of the fair value calculations provided by the internal valuation model. The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of retained bonds for the period indicated:

	December 31, 2021
	Successor
Unobservable Assumptions	Range	Weighted Average
Weighted average remaining life (in years)	2.6 - 25.0	5.1
Discount rate	1.9% - 8.2%	2.7%
Warrants
The Company has determined that the FoA warrants are subject to treatment as a liability. The warrants issued are exercisable for shares of Class A Common Stock of FoA at an exercise price of $11.50 per share. The warrants are publicly traded and are valued based on the closing market price of the applicable date of the Consolidated Statements of Financial Condition. Accordingly, the warrants are classified as Level 1 financial instruments.

18
4

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Successor
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$10,556,054	$—	$—	$10,556,054
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,823,301	—	—	5,823,301
Fix & flip mortgage loans	394,893	—	—	394,893
Loans held for investment:
Reverse mortgage loans	940,604	—	—	940,604
Fix & flip mortgage loans	62,933	—	—	62,933
Agricultural loans	27,791	—	—	27,791
Loans held for sale:
Residential mortgage loans	1,902,952	—	1,885,627	17,325
SRL	98,852	—	—	98,852
Portfolio	50,574	—	—	50,574

Mortgage servicing rights	427,942	—	—	427,942

Derivative assets:
Forward commitments, TBAs, and Treasury Futures	1,763	—	1,763	—
IRLCs	23,222	—	—	23,222
Forward MBS	1,235	—	1,235	—
Interest rate swap futures	22,650	22,650	—	—
Other assets:
Investments	6,000	—	—	6,000
Retained bonds	55,614	—	—	55,614

Total assets	$20,396,380	$22,650	$1,888,625	$18,485,105

Liabilities
HMBS related obligations	$10,422,358	$—	$—	$10,422,358
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	5,857,069	—	—	5,857,069
Nonrecourse commercial loan financing liability	111,738	—	—	111,738
Nonrecourse MSR financing liability	142,435	—	—	142,435
Deferred purchase price liabilities:
Deferred purchase price liabilities	12,852	—	—	12,852
TRA obligation	29,380	—	—	29,380
Derivative liabilities:
Forward MBS	1,644	—	1,644	—
Forward commitments, TBAs, and Treasury Futures	186	108	78	—
Interest rate swap futures	24,848	24,848	—	—
Warrants	5,497	5,497	—	—

Total liabilities	$16,608,007	$30,453	$1,722	$16,575,832

1
8
5

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2020
	Predecessor
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$9,929,163	$—	$—	$9,929,163
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,057,624	—	—	5,057,624
Fix & flip mortgage loans	338,543	—	—	338,543
Loans held for investment:
Reverse mortgage loans	661,790	—	—	661,790
Agricultural loans	69,031	—	—	69,031
Loans held for sale:
Residential mortgage loans	2,080,585	—	2,069,957	10,628
SRL	60,467	—	—	60,467
Portfolio	38,850	—	—	38,850
Fix & flip mortgage loans	42,909	—	—	42,909
Mortgage servicing rights	180,684	—	—	180,684
Derivative assets:
Forward commitments and TBAs	1,806	—	722	1,084
IRLCs	87,576	—	—	87,576
Interest rate swaps and interest rate swap futures	2,683	186	2,497	—
Other assets:
Investments	18,934	—	—	18,934

Total assets	$18,570,645	$186	$2,073,176	$16,497,283

Liabilities
HMBS related obligations	$9,788,668	$—	$—	$9,788,668
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	5,257,754	—	—	5,257,754
Nonrecourse MSR financing liability	14,088	—	—	14,088
Deferred purchase price liabilities	3,842	—	—	3,842
Derivative liabilities:
Forward MBS	18,635	—	18,635	—
Forward commitments and TBAs	1,332	—	248	1,084
Interest rate swaps and interest rate swap futures	755	186	569	—

Total liabilities	$15,085,074	$186	$19,452	$15,065,436

1
8
6

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3, in thousands):

	Successor
	Assets
December 31, 2021	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	Mortgage servicing rights	Retained bonds	Investments
Beginning balance, April 1, 2021	$11,171,736	$5,291,444	$135,681	$38,574	$267,364	$—	$9,470
Total gain or losses included in earnings	272,802	71,126	1,214	(14,217)	(15,200)	1,344	(3,470)
Purchases, settlements and transfers:
Purchases and additions, net	4,438,629	80,542	915,522	—	178,279	54,752	—
Sales and settlements	(2,235,651)	(1,275,674)	(894,494)	(1,135)	(2,501)	(482)	—
Transfers in/(out) between categories	(2,060,134)	2,050,756	8,828	—	—	—	—

Ending balance, December 31, 2021	$11,587,382	$6,218,194	$166,751	$23,222	$427,942	$55,614	$6,000

	Successor
	Liabilities
December 31, 2021	HMBS related obligations	Derivative liabilities	Deferred purchase price liabilities	Nonrecourse debt in consolidated VIE trusts	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	TRA Liability
Beginning balance, April 1, 2021	$(9,926,132)	$(936)	$(3,214)	$(5,205,892)	$—	$(22,051)	$—
Total gains or losses included in earnings	62,306	(98)	(2,240)	(74,333)	1,019	(2,998)	2,570
Purchases, settlements and transfers:
Purchases and additions, net	(2,491,919)	—	(7,984)	(1,813,458)	(176,863)	(117,386)	(31,950)
Sales and settlements	1,933,387	1,034	586	1,236,614	64,106	—	—
Transfers in/(out) between categories	$—	$—	$—	$—	$—	$—	$—

Ending balance, December 31, 2021	$(10,422,358)	$—	$(12,852)	$(5,857,069)	$(111,738)	$(142,435)	$(29,380)

1
8
7

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Predecessor
	Assets
March 31, 2021	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	Mortgage servicing rights	Investments
Beginning balance, January 1, 2021	$10,659,984	$5,396,167	$152,854	$88,660	$180,684	$18,934
Total gain or losses included in earnings	132,499	(37,757)	2,764	(50,040)	20,349	(9,464)
Purchases, settlements and transfers:
Purchases and additions, net	1,143,109	21,064	175,551	—	74,978	—
Sales and settlements	(534,738)	(360,128)	(152,579)	(46)	(8,647)	—
Transfers in/(out) between categories	(229,118)	272,098	(42,909)	—	—	—

Ending balance, March 31, 2021	$11,171,736	$5,291,444	$135,681	$38,574	$267,364	$9,470

	Predecessor
	Liabilities
March 31, 2021	HMBS related obligations	Derivative liabilities	Deferred purchase price liability	Nonrecourse debt in consolidated VIE trusts	Nonrecourse MSR financing liability
Beginning balance, January 1, 2021	$(9,788,668)	$(1,084)	$(3,842)	$(5,257,754)	$(14,088)
Total gain or losses included in earnings	(41,434)	—	(29)	(30,770)	390
Purchases, settlements and transfers:
Purchases and additions, net	(602,172)	—	—	(575,668)	(8,353)
Sales and settlements	506,142	148	657	658,300	—

Ending balance, March 31, 2021	$(9,926,132)	$(936)	$(3,214)	$(5,205,892)	$(22,051)

	Predecessor
	Assets
December 31, 2020	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	Mortgage servicing rights	Debt securities	Investments
Beginning balance, January 1, 2020	$10,894,577	$3,511,212	$182,973	$14,008	$2,600	$102,260	$20,508
Total gain or losses included in earnings	627,251	304,663	(2,158)	74,470	4,562	2,288	(5,512)
Purchases, settlements and transfers:
Purchases and additions, net	3,616,667	136,838	409,467	182	173,522	24,489	3,938
Sales and settlements	(1,536,977)	(1,285,902)	(605,018)	—	—	(129,037)	—
Transfers in/(out) between categories	(2,941,534)	2,729,356	167,590	—	—	—	—

Ending balance, December 31, 2020	$10,659,984	$5,396,167	$152,854	$88,660	$180,684	$—	$18,934

1
8
8

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Predecessor
	Liabilities
December 31, 2020	HMBS related obligations	Derivative liabilities	Deferred purchase price liabilities	Nonrecourse debt in consolidated VIE trusts	Nonrecourse MSR financing liability
Beginning balance, January 1, 2020	$(9,320,209)	$(68)	$(4,300)	$(3,490,196)	$—
Total gain or losses included in earnings	(359,951)	(834)	(3,014)	(294,802)	798
Purchases, settlements and transfers:
Purchases and additions, net	(2,051,953)	(182)	(138)	(3,110,368)	(15,101)
Sales and settlements	1,943,445	—	3,610	1,637,612	215

Ending balance, December 31, 2020	$(9,788,668)	$(1,084)	$(3,842)	$(5,257,754)	$(14,088)

Fair Value Option
The Company has elected to measure substantially all of its loans held for investment, loans held for sale, HMBS related obligations and non-recourse debt at fair value, under the fair value option provided for by ASC 825-10,
Financial Instruments-Overall
. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company’s operational and risk management strategies. Presented in the tables below are the fair value and UPB at December 31, 2021 (Successor) and December 31, 2020 (Predecessor), of financial assets and liabilities for which the Company has elected the fair value option (in thousands):

Successor:

December 31, 2021	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$10,556,054	$9,849,835
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,823,301	5,165,479
Commercial mortgage loans	394,893	388,788
Loans held for investment:
Reverse mortgage loans	940,605	815,426
Commercial mortgage loans	90,723	89,267
Loans held for sale:
Residential mortgage loans	1,902,953	1,859,788
Commercial mortgage loans	149,425	145,463
Liabilities at fair value under the fair value option
HMBS related obligations	10,422,358	9,849,835
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	5,857,069	5,709,946
Nonrecourse MSR financing liability	142,435	142,435
Nonrecourse commercial loan financing liability	111,738	107,744

1
8
9

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Predecessor:
December 31, 2020	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$9,929,163	$9,045,104
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,057,624	4,457,805
Commercial mortgage loans	338,543	333,344
Loans held for investment:
Reverse mortgage loans	661,790	589,429
Commercial mortgage loans	69,031	69,127
Loans held for sale:
Residential mortgage loans	2,080,585	2,000,795
Commercial mortgage loans	142,226	140,693
Liabilities at fair value under the fair value option
HMBS related obligations	9,788,668	9,045,104
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	5,257,754	5,155,017
Nonrecourse MSR financing liability	14,088	14,088
Net fair value gains on loans and related obligations
Provided in the table below is a summary of the components of net fair value gains on loans and related obligations (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Net fair value gains on loans and related obligations:
Interest income on loans	$495,163	$160,568	$709,679	$749,240
Change in fair value of loans	(108,860)	(51,346)	294,238	272,709
Change in fair value of mortgage-backed securities	—	—	2,438	(153)

Net fair value gains on loans	386,303	109,222	1,006,355	1,021,796

Interest expense on related obligations	(329,344)	(119,201)	(526,690)	(527,646)
Change in fair value of derivatives	(28,233)	43,972	(12,482)	(15,068)
Change in fair value of related obligations	313,024	42,670	(155,485)	(149,556)

Net fair value gains (losses) on related obligations	(44,553)	(32,559)	(694,657)	(692,270)

Net fair value gains on loans and related obligations	$341,750	$76,663	$311,698	$329,526

As the cash flows on the underlying mortgage loans will be utilized to settle the outstanding obligations, the Company’s own credit risk would not impact the fair value on the outstanding HMBS liabilities and nonrecourse debt.

1
90

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Fair Value of Other Financial Instruments
As of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash and cash equivalents including restricted cash, servicer advances, and other financing lines of credit, the carrying value approximates fair value due to the short-term nature of such instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 3 inputs, with the exception of cash and cash equivalents including restricted cash, which are Level 1 inputs.
6. Reverse Mortgages Portfolio Composition
The table below summarizes the composition and the remaining UPB (in thousands) of the reverse mortgage loan portfolio serviced by the Company:

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Reverse mortgage loans:
Reverse mortgage loans held for investment, subject to HMBS related obligations	$9,849,835	$9,045,104
Reverse mortgage loans held for investment:
Non-agency reverse mortgages	432,144	215,688
Loans not securitized (1)	266,723	168,292
Unpoolable loans (2)	104,551	197,395
Unpoolable tails	12,008	8,054

Total reverse mortgage loans held for investment	815,426	589,429
Reverse mortgage loans held for investment, subject to nonrecourse debt:
Performing HECM buyouts	289,089	141,691
Nonperforming HECM buyouts	590,729	538,768
Non-agency reverse mortgages	4,285,661	3,777,346

Total reverse mortgage loans held for investment, subject to nonrecourse debt	5,165,479	4,457,805

Total owned reverse mortgage portfolio	15,830,740	14,092,338
Loans reclassified as government guaranteed receivable	48,625	49,255
Loans serviced for others	17,840	123,324

Total serviced reverse mortgage loan portfolio	$15,897,205	$14,264,917

(1)	Loans not securitized represent primarily newly originated loans.
(2)	Unpoolable loans represent primarily loans that have reached 98% of their MCA.
The table below summarizes the reverse mortgage portfolio owned by the Company by product type (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Fixed rate loans	$5,384,865	$5,010,659
Adjustable rate loans	10,445,875	9,081,679

Total owned reverse mortgage portfolio	$15,830,740	$14,092,338

1
9
1

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), there were $599.1 million and $163.2 million, respectively, of foreclosure proceedings in process, which are included in loans held for investment, at fair value, on the Consolidated Statements of Financial Condition.
7. Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
Loans held for investment, subject to HMBS related obligations, at fair value, consisted of the following for the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Loans held for investment, subject to HMBS related obligations—UPB	$9,849,835	$9,045,104
Fair value adjustments	706,219	884,059

Total loans held for investment, subject to HMBS related obligations, at fair value	$10,556,054	$9,929,163

8. Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Loans held for investment, subject to nonrecourse debt, at fair value, consisted of the following for the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Loans held for investment, subject to nonrecourse debt—UPB:
Reverse mortgage loans	$5,165,479	$4,457,805
Commercial mortgage loans	388,788	333,344
Fair value adjustments	663,927	605,018

Total loans held for investment, subject to nonrecourse debt, at fair value	$6,218,194	$5,396,167

The table below shows the total amount of loans held for investment, subject to nonrecourse debt, that were greater than 90 days past due and on non-accrual
status (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Loans 90 days or more past due and on non-accrual status Fair value:
Commercial mortgage loans	$26,081	$32,377

Total fair value	26,081	32,377

Aggregate UPB:
Commercial mortgage loans	26,472	33,888

Total aggregate UPB	26,472	33,888

Difference	$(391)	$(1,511)

1
9
2

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

9. Loans Held for Investment, at Fair Value
Loans held for investment, at fair value, consisted of the following for the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Loans held for investment—UPB:
Reverse mortgage loans	$815,426	$589,429
Commercial mortgage loans	89,267	69,127
Fair value adjustments	126,635	72,265

Total loans held for investment, at fair value	$1,031,328	$730,821

As of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), there were $2.3 million and $2.1 million, respectively, of commercial loans that were greater than 90 days past due.
As of December 31, 2021 (Successor), there were $810.6 million in loans held for investment, at fair value pledged as collateral for financing lines of credit.
10. Loans Held for Sale, at Fair Value
Loans held for sale, at fair value, consisted of the following for the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Loans held for sale—UPB:
Residential mortgage and home improvement loans	$1,859,788	$2,000,795
Commercial mortgage loans	145,463	140,693
Fair value adjustments	47,127	81,323

Total loans held for sale, at fair value	$2,052,378	$2,222,811

The table below shows the total amount of loans held for sale that were greater than 90 days past due and on non-accrual
status (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Loans 90 days or more past due and on non-accrual status Fair value:
Residential mortgage and home improvement loans	$3,195	$10,628
Commercial mortgage loans	3,163	5,051

Total fair value	6,358	15,679

Aggregate UPB:
Residential mortgage loans	3,753	13,236
Commercial mortgage loans	3,323	5,317

Total aggregate UPB	7,076	18,553

Difference	$(718)	$(2,874)

19
3

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company originates or purchases and sells loans in the secondary mortgage market without recourse for credit losses. However, the Company at times maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.
The table below shows a reconciliation of the changes in loans held for sale for the respective periods presented below (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020
	Successor	Predecessor
Beginning balance	$2,140,361	$2,222,811	$1,251,574
Originations/purchases/repurchases	21,843,640	8,569,575	29,407,723
Proceeds from sales	(22,438,540)	(8,878,131)	(29,628,177)
Loans acquired through business combinations	—	35,226	—
Net transfers from loans held for investment	8,828	—	183,578
Gain on loans held for sale, net	497,557	188,564	1,009,105
Net fair value gains on loans held for sale	532	2,316	(992)

Ending balance	$2,052,378	$2,140,361	$2,222,811

As of December 31, 2021 (Successor), there were $1,976.1 million in loans held for sale, at fair value pledged as collateral for financing lines of credit.
11. Mortgage Servicing Rights, at Fair Value
The servicing portfolio associated with capitalized servicing rights consists of the following (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Fannie Mae/Freddie Mac	$37,079,995	$20,501,504
Ginnie Mae	1,109,962	1,727,831
Private investors	1,109,459	40,027

Total UPB	$39,299,416	$22,269,362

Weighted average interest rate	3.03%	3.10%
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020
	Successor	Predecessor
Beginning UPB	$26,675,358	$22,269,362	$288,057
Originated MSR	17,491,713	6,312,227	21,241,997
Purchased MSR	234,007	866,806	1,966,657
Sales MSR	(320,027)	(1,090,267)	(527)
Payoffs MSR	(3,935,261)	(1,488,977)	(991,716)
Other	(846,374)	(193,793)	(235,106)

Ending UPB	$39,299,416	$26,675,358	$22,269,362

1
9
4

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The activity in the mortgage servicing rights asset consisted of the following (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020
	Successor	Predecessor
Beginning balance	$267,364	$180,684	$2,600
Originations	161,364	65,964	159,434
Purchases	16,915	9,014	14,088
Sales	(2,501)	(8,647)	—
Changes in fair value due to:
Changes in market inputs or assumptions used in valuation model	26,950	35,109	14,817
Changes in fair value due to portfolio runoff and other	(42,150)	(14,760)	(10,255)

Ending balance	$427,942	$267,364	$180,684

The value of MSRs is driven by the net cash flows associated with servicing activities. The cash flows include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The fees were $43.4 million for the Successor period from April 1, 2021 to December 31, 2021, and $13.0 million for the Predecessor period from January 1, 2021 to March 31, 2021. Fees for the Predecessor were $18.1 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. These fees and changes in fair value of the MSRs are recorded within fee income on the Consolidated Statements of Operations.

As of December 31, 2021 (Successor), there were $142.4 million in mortgage servicing rights, at value pledged as collateral for nonrecourse debt.
The following table provides a summary of the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total UPB of the portfolio:

	December 31, 2021		December 31, 2020
	Successor		Predecessor
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio delinquency
30 days	0.4%	0.3%	0.5%	0.5%
60 days	0.1%	0.0%	0.1%	0.1%
90 or more days	0.1%	0.1%	0.2%	0.1%

Total	0.6%	0.4%	0.8%	0.7%

Foreclosure/real estate owned	0.0%	0.0%	0.0%	0.0%
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
The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor).

1
9
5

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables summarize the fair value, notional amount, and unrealized gains (losses) of derivative instruments for the periods indicated (in thousands):

	December 31, 2021
	Successor
	Derivative assets			Derivative liabilities
	Fair value	Notional amount	Unrealized gains (losses)	Fair value	Notional amount	Unrealized gains (losses)
IRLCs	$23,222	$2,047,938	$(64,354)	$—	$—	$—
Forward commitments, TBAs and Treasury Futures	1,763	6,171,300	(43)	186	6,113,000	1,146
Interest rate swaps and futures contracts	22,650	6,143,300	19,966	24,848	6,094,100	(24,093)
Forward MBS	1,235	658,000	1,235	1,644	1,501,000	16,991

Net fair value of derivative financial instruments	$48,870	$15,020,538	$(43,196)	$26,678	$13,708,100	$(5,956)

	December 31, 2020
	Predecessor
	Derivative assets			Derivative liabilities
	Fair value	Notional amount	Unrealized gains (losses)	Fair value	Notional amount	Unrealized gains (losses)
IRLCs	$87,576	$2,897,479	$73,568	$—	$13,822	$68
Forward commitments, TBAs and Treasury Futures	1,806	399,612	968	1,332	389,422	(1,248)
Interest rate swaps and futures contracts	2,683	1,386,400	2,324	755	744,500	(617)
Forward MBS	—	—	(348)	18,635	3,187,000	(16,587)

Net fair value of derivative financial instruments	$92,065	$4,683,491	$76,512	$20,722	$4,334,744	$(18,384)

The Company is exposed to risk in the event of nonperformance by counterparties in their derivative contracts. In general, the Company manages such
risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount of exposure and/or dispersing the risk among multiple counterparties. While the Company does not presently have master netting arrangements with its derivative counterparties, it does either maintain or deposit cash as margin collateral with its clearing broker to the extent the relative value of its derivatives are above or below their initial strike price. The Company pledged deposits of $23.2 million and $12.0 million as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), respectively. Total margin collateral is included in other assets, net, in the Company’s Consolidated Statements of Financial Condition.

19
6

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

13. Fixed Assets and Leasehold Improvements, Net
Fixed assets and leasehold improvements, net, consisted of the following (in thousands):

	December 31, 2021	December 31, 2020	Estimated Useful Life
	Successor	Predecessor
Computer hardware and software	$28,726	$53,584	3-5 years
Furniture and fixtures	4,450	5,039	5-7 years
Leasehold improvements	4,217	3,102	*
Buildings and Land	164	—	10 years
Vehicles	48	92	10 years

Total fixed assets	37,605	61,817
Less: Accumulated depreciation	(8,349)	(37,305)

Total fixed assets and leasehold improvements, net	$29,256	$24,512

*	Shorter of life of lease or useful life of assets.
The depreciation expense was $8.9 million for the (Successor) period from April 1, 2021 to December 31, 2021, and $2.9 million for the (Predecessor) period from January 1, 2021 to March 31, 2021. Depreciation expense for the Predecessor periods were $11.3 million and $10.1 million for the years ended December 31, 2020, and December 31, 2019, respectively. Depreciation expense is recorded in general and administrative expenses in the Consolidated Statements of Operations.
14. Goodwill
Goodwill consisted of the following (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020
	Successor	Predecessor
Beginning balance	$—	$121,233	$121,137
Additions from acquisitions	1,294,230	7,517	96
Impairment	(1,294,230)	—	—

Ending balance	$—	$128,750	$121,233

The Company performs the annual goodwill impairment test as of October 1 and monitors for interim triggering events on an ongoing basis as events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. Because of a significant and sustained decline in stock price and market capitalization, the Company determined it was necessary to perform a quantitative goodwill impairment test.
The Company estimated the fair value of all reporting units utilizing a market approach and the significant assumptions used to measure fair value include discount rate, terminal factors, market multiples and control premiums.

The Company confirmed the reasonableness of the estimated reporting unit fair values by reconciling those fair values to its enterprise value and market capitalization. As a result of its annual impairment test, the Company recognized an impairment to goodwill of

$
958.7

million. During the fourth quarter, the Company’s stock price experienced an additional sustained decline, triggering an interim impairment analysis as of December 31, 2021, which resulted in recognition of additional impairment of the remaining goodwill of

$335.5
million. This impairment charge was recognized in impairment of goodwill and intangible assets in the Consolidated Statements of Operations, but does not negatively impact tangible book value.

19
7

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company did not identify

any impairment for the Predecessor periods from January 1, 2021 to March 31, 2021 or the Predecessor years ended December 31, 2020 and 2019.
The amount of goodwill allocated to each reporting unit consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Reporting units:
Mortgage Originations	$—	$44,429
Reverse Originations	—	—
Commercial Originations	—	43,113
Lender Services	—	25,247
Portfolio Management	—	8,444

Total goodwill	$—	$121,233

15. Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

December 31, 2021	Amortization Period (Years)	Cost	Accumulated Amortization	Impairment	Net
Successor:
Non-amortizing intangibles
Trade name	N/A	$178,000	$—	$(86,400)	$91,600

Total non-amortizing intangibles		$178,000	$—	$(86,400)	$91,600

Amortizing intangibles
Broker/customer relationships	8 - 15	541,100	(39,711)	$—	$501,389
Trade names and other	5 - 10	10,937	(1,026)	—	9,911

Total amortizing intangibles		$552,037	$(40,737)	$—	$511,300

Total intangibles		$730,037	$(40,737)	$(86,400)	$602,900

December 31, 2020	Amortization Period (Years)	Cost	Accumulated Amortization	Impairment	Net
Predecessor:
Non-amortizing Intangibles
Domain name	N/A	$5,422	$—	$—	$5,422

Total non-amortizing intangibles		$5,422	$—	$—	$5,422

Amortizing Intangibles
Customer list	5 - 12	$12,754	$(5,100)	$—	$7,654
Broker relationships	10	7,627	(5,429)	—	2,198
Trade names	5 - 20	2,495	(1,487)	—	1,008
Technology assets	5	805	(156)	—	649

Total amortizing intangibles		$23,681	$(12,172)	$—	$11,509

Total intangibles		$29,103	$(12,172)	$—	$16,931

19
8

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company performs its annual impairment testing as of October 1 and monitors for interim triggering events on an ongoing basis as events occur or circumstances change. The Company estimated the fair value of
the indefinite life intangibles
for all the reporting units
utilizing
a
 relief from royalty
approach and the significant assumption used to measure fair value include discount rate, terminal factors and royalty rate
. Based on the analysis, the Company recognized an intangible asset impairment of

$
86.4

million in the fourth quarter of 2021. The impairment was recognized in Impairment of Goodwill and Intangible Assets on the Consolidated Statement of Operations. The impairment of intangible assets for each reporting unit is as follows: $66.6 million at the Mortgage Origination reporting unit, $2.7 million at the Reverse Origination reporting unit, $8.0 million at the Lender Services reporting unit, and $9.1 million at the Portfolio Management reporting unit.
The Company did
no
t identify any impairment for the Predecessor period from January
1
,
2021
to March
31
,
2021
or for the year ended December
31
,
2020
.
Amortization expense was $41 million for the Successor period from April 1, 2021 to December 31, 2021, and $0.6 million for the Predecessor period from January 1, 2021 to March 31, 2021. Amortization expense was $2.5 million and $2.6 million for the Predecessor years ended December 31, 2020 and 2019, respectively.
The estimated amortization expense for each of the five succeeding fiscal years and thereafter as of December 31, 2021 (Successor) is as follows (in thousands):

Year Ending December 31,	Amount
2022	$55,233
2023	55,233
2024	55,233
2025	55,233
2026	55,125
Thereafter	235,243

Total future amortization expense	511,300

16. Other Assets, Net
Other assets, net, consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Right-of-use assets	$62,528	$46,609
Receivables, net of allowance of $266 and $788, respectively	60,066	67,011
Retained bonds, at fair value	55,614	—
Government guaranteed receivables	46,958	46,481
Prepaid expenses	23,981	17,536
Margin deposits	23,193	12,965
Servicer advances, net of allowance of $2,115 and $1,661, respectively	10,552	5,795
Investments	9,554	18,934
Loan subject to repurchase from Ginnie Mae	7,956	42,148
Debt securities	7,572	10,773
Deposits	2,249	14,188
Receivable from clearing organization	2,038	2,043
Other	46,122	26,922

Total other assets, net	$358,383	$311,405

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

17. HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Ginnie Mae loan pools—UPB	$9,849,835	$9,045,104
Fair value adjustments	572,523	743,564

Total HMBS related obligations, at fair value	$10,422,358	$9,788,668

Weighted average remaining life	4.6	4.5
Weighted average interest rate	2.5%	3.0%
HMBS related obligations represent the issuance of pools of HMBS, which are guaranteed by GNMA, to third party security holders. The Company accounts for the transfers of these advances in the related HECM loans as secured borrowings, retaining the initial HECM loans in the Consolidated Statements of Financial Condition as loans held for investment, subject to HMBS related obligations, at fair value and recording the pooled HMBS as HMBS related obligations, at fair value. Monthly cash flows generated from the HECM loans, at fair value, are used to service the outstanding HMBS.
The Company was servicing 1,849 and 1,693 Ginnie Mae loan pools at December 31, 2021 (Successor) and December 31, 2020 (Predecessor), respectively.
18.
Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date	Interest Rate	Original Issue Amount	December 31, 2021	December 31, 2020
					Successor	Predecessor
Securitization of nonperforming HECM loans	February 2020 - February 2021	February 2030 - February 2031	0.88% - 9.00%	$1,539,531	$922,970	$775,030
Securitization of non-agency reverse loans	May 2018 - December 2021	April 2023 - November 2069	1.25% - 4.50%	6,150,643	4,630,203	4,037,184
Securitization of Fix & Flip loans	September 2018 - April 2021	May 2022 - May 2025	2.10% - 8.00%	1,002,424	268,511	342,793

Total consolidated VIE nonrecourse debt UPB					5,821,684	5,155,007
Nonrecourse MSR financing liability, at fair value					142,435	14,088
Nonrecourse Commercial loan financing liability (1)					107,744	—
Fair value adjustments					39,379	102,747

Total nonrecourse debt, at fair value					$6,111,242	$5,271,842

(1)	Nonrecourse commercial loan financing liability, comprise the balance of the nonrecourse debt for the applicable period associated with the CAPT securitization. As the CAPT securitization was

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

determined
to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt is accounted for by FoA and presented separately from the other nonrecourse debts. Refer to Note 3—Variable Interest Entities and Securitizations for additional information.

Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of December 31, 2021, estimated maturities for nonrecourse debt, at fair value, for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities (1)
2022	$2,027,877
2023	1,983,871
2024	1,917,680
Thereafter	—

Total payments on nonrecourse debt	$5,929,428

(1)
Nonrecourse MSR financing liability is excluded from this balance, as the timing of the payments of the nonrecourse MSR financing liability is dependent on the payments received on the underlying mortgage servicing rights and no contractual maturity date is applicable.

19. Other Financing Lines of Credit
Mortgage facilities
These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by FNMA, FHLMC, and Ginnie Mae or to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When these facilities are drawn on, the Company generally must transfer and pledge eligible loans to the lender and comply with various financial and other covenants. The facilities expire at various times during 2022 through 2026. Under the facilities, loans are generally transferred at an advance rate less than the principal balance or fair value of the loans, which serves as the primary credit enhancement for the lender. One of the warehouse lines of credit is also guaranteed by FAH, a wholly owned subsidiary and the parent holding company to the mortgage business. Since the advances are generally for less than 100% of the principal balance of the loans, working capital is required to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities ranges from 94% to 100% of the market value or principal balance of the loans. Upon expiration, management believes it will either renew its existing warehouse facilities or obtain sufficient additional lines of credit.
Reverse mortgage facilities
These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When the warehouse lines of credit are drawn on, the Company generally must transfer and pledge eligible loans and comply with various financial and other covenants. The facilities expire at various times during 2022 through

20
1

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2024. Under the facilities, loans are transferred at an advance rate less than the principal balance or fair value of the loans, which serves as the primary credit enhancement for the lender. Since the advances are generally for less than 100% of the principal balance of the loans, working capital is required to fund the remaining portion of the principal balance of the loan. The amount of the advance that is provided under the various facilities ranges from 90% to 104% of the market value or principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit.
Commercial loan facilities
These facilities are either structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or are collateralized by first lien loans or crop loans. The funds advanced are generally repaid using the proceeds from the sale or securitization of the loans to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When these facilities are drawn on, the Company must transfer and pledge eligible loan collateral and comply with various financial and other covenants. The facilities expire at various times during 2022 through 2023. Under the facilities, loans are transferred at an advance rate less than the principal balance or fair value of the loans, which serves as the primary credit enhancement for the lender. Two of the warehouse lines of credit are guaranteed, one fully and one limited, by FAH, a wholly owned subsidiary and the parent holding company to the commercial lending business. Since the advances are generally for less than 100% of the principal balance of the loans, working capital is required to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities generally ranges from 70% to 85% of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit.
The terms of the Company’s financing arrangements and credit facilities contain covenants, and the terms of the Company’s GSE/seller servicer contracts contain requirements that may restrict the Company and its subsidiaries from paying distributions to its members. These restrictions include restrictions on paying distributions whenever the payment of such distributions would cause FoA to no longer be in compliance with any of its financial covenants or GSE requirements. Further, the Company is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the Company (with certain exceptions) exceed the fair value of its assets. Subsidiaries of the Company are generally subject to similar legal limitations on their ability to make distributions to FoA.

20
2

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following summarizes the components of other financing lines of credit (dollars in thousands):

				Outstanding borrowings at
				December 31,
				2021	2020
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity (1)	Successor	Predecessor
Mortgage Lines:
March 2022 - June 2023	LIBOR/SOFR + applicable margin	First Lien Mortgages	$3,625,000	$1,802,348	$1,997,464
March 2026	LIBOR/AMERIBOR + applicable margin	MSRs	150,000	138,524	—
February 2022 - March 2022	LIBOR + applicable margin	Mortgage Related Assets	101,559	55,666	—

Subtotal mortgage lines of credit			$3,876,559	$1,996,538	$1,997,464

Reverse Lines:
March 2022 - April 2023	LIBOR + applicable margin	First Lien Mortgages	$1,325,000	$714,013	$477,637
April 2022 - September 2023	Bond accrual rate + applicable margin	Mortgage Related Assets	398,729	297,893	252,880
February 2024	LIBOR + applicable margin	MSRs	90,000	78,952	—
April 2022	Prime + .50%; 6% floor	Unsecuritized Tails	50,000	38,544	37,442

Subtotal reverse lines of credit			$1,863,729	$1,129,402	$767,959

Commercial Lines:
February 2022 - November 2023	LIBOR/SOFR + applicable margin	Encumbered Agricultural Loans	$225,000	$25,127	$52,300
August 2022 -September 2022	LIBOR + applicable margin	First Lien Mortgages	545,000	167,159	128,134
August 2022	10%	Second Lien Mortgages	25,000	24,175	21,475
N/A	LIBOR + applicable margin	Mortgage Related Assets	5,041	5,041	6,411

Subtotal commercial lines of credit			$800,041	$221,502	$208,320

Total other financing lines of credit			$6,540,329	$3,347,442	$2,973,743

(1)
Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of December 31, 2021.

As of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), the weighted average outstanding interest rates on outstanding debt of the Company were 2.75% and 3.15%, respectively.

2
0
3

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements.
As a result of impacts from the Business Combination, FAM was not in compliance with the second quarter 2021 FNMA lender adjusted tangible net worth quarterly requirement. Additionally, due to the Business Combination, FAM was not in compliance with the
‘two-consecutive
quarter’ requirements by FNMA during the second, third, and fourth quarters of 2021. As of December 31, 2021 (Successor), the Company had obtained all required waivers for these covenant violations.
During the fourth quarter of 2021, as a result of the goodwill and intangible assets impairment and the impact to net income, FACo and FAM were not in compliance with profitability covenants with certain of their lenders as of December 31, 2021. The Company obtained waivers or amendments to the terms of the affected covenants and in certain cases, elected to terminate the related financing transactions in accordance with their respective terms in lieu of seeking a waiver or amendment. The Company was in compliance with all other financial covenants as of December 31, 2021. See Note 14—Goodwill and Note 15—Intangible Assets, Net.
The terms of the Company’s financing arrangements and credit facilities contain covenants, and the terms of the Company’s GSE/seller servicer contracts contain requirements that may restrict the Company and its subsidiaries from paying distributions to its members. These restrictions include restrictions on paying distributions whenever the payment of such distributions would cause FoA to no longer be in compliance with any of its financial covenants or GSE requirements. Further, the Company is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the Company (with certain exceptions) exceed the fair value of its assets. Subsidiaries of the Company are generally subject to similar legal limitations on their ability to make distributions to FoA.

2
0
4

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2021 (Successor), the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Successor
Financial Covenants	Requirement	December 31, 2021	Maximum Allowable Distribution (1)
FAM
Adjusted Tangible Net Worth (2)	$150,000	$180,032	$30,032
Liquidity	40,000	43,734	$3,734
Leverage Ratio	15:1	13.9:1	12,154
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement) (3)	$150,539	$214,979	$64,440
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement) (3)	114,830	214,979	$100,149
FACo
Adjusted Tangible Net Worth	$85,000	$87,350	$2,350
Liquidity	20,000	32,728	$12,728
Leverage Ratio	6:1	2.8:1	46,895
FAR
Adjusted Tangible Net Worth (2)	$417,826	$527,443	$109,617
Liquidity	20,000	23,845	$3,845
Leverage Ratio	6:1	2.9:1	$264,134
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement)	$357,100	$527,443	$170,343
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement)	268,828	527,443	$258,615

(1)	The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary.
(2)	This amount is based on the most restrictive financing line of credit covenant.
(3)	This amount is the covenant calculation specific to FNMA.

2
0
5

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2020 (Predecessor), the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Predecessor
Financial Covenants	Requirement	December 31, 2020	Maximum Allowable Distribution (1)
FAM
Adjusted Tangible Net Worth (2)	$125,000	$289,163	$164,163
Liquidity	40,000	56,775	16,775
Leverage Ratio	15:1	9.3:1	110,267
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement) (3)	$210,428	$289,163	$78,735
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement) (3)	93,763	289,163	195,400
FACo
Adjusted Tangible Net Worth	$85,000	$126,672	$41,672
Liquidity	20,000	46,385	26,385
Leverage Ratio	6:1	1.7:1	90,782
FAR
Adjusted Tangible Net Worth	$300,000	$474,128	$174,128
Liquidity	20,000	36,425	16,425
Leverage Ratio	5.5:1	2.5:1	258,615
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement)	$314,091	$474,128	$160,037
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement)	205,619	474,128	268,509

(1)	The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary.
(2)	This amount is based on the most restrictive financing line of credit covenant.
(3)	This amount is the covenant calculation specific to FNMA.

2
0
6

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

20. Payables and Other Liabilities
Payables and other liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Accrued compensation expense	$129,919	$150,214
Accrued liabilities	114,931	83,140
Lease liabilities	65,518	48,250
Deferred purchase price liabilities	47,479	3,842
GNMA reverse mortgage buyout payable	31,274	32,317
Derivative liabilities	26,678	20,722
Deferred tax liability, net	18,581	287
Estimate of claim losses	14,993	8,609
Repurchase reserves	8,685	10,529
Liability for loans eligible for repurchase from GNMA	7,956	42,148
Warrant liability	5,497	—

Total payables and other liabilities	$471,511	$400,058

Warrants
Prior to the Business Combination, Replay issued 28,750,000 units, consisting of one ordinary share and one-half
of one redeemable warrant (each, a “Public Warrant” or “Warrant”), resulting in 14,375,000 Public Warrants. Each Warrant is now exercisable for a share of FoA Class A Common Stock. As of December 31, 2021 (Successor), there were 14,375,000 Public Warrants outstanding.
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
The Company has determined that the Warrants are subject to treatment as a liability. As of the Closing of the Business Combination on April 1, 2021 and as of December 31, 2021 (Successor), the Warrants had a fair value of $18.0 million and $5.5 million, respectively. These liability-classified Public Warrants are out of the money and thus have no impact on diluted EPS.

2
0
7

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

21. Leases
The Company’s lease portfolio is comprised primarily of real estate and equipment agreements. Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets, net, and payables and other liabilities, respectively, on the Consolidated Statements of Financial Condition as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor). The Company does not currently have any finance leases in which it is the lessee. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
The table below summarizes the Company’s operating lease portfolio (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Right-of-use assets	$62,528	$46,609
Lease liabilities	65,518	48,250
Weighted average remaining lease term (in years)	6.47	3.61
Weighted average discount rate	6.27%	7.42%
The table below summarizes the Company’s net operating lease cost (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Operating lease cost	$17,297	$5,490	$21,734	$25,577
Short-term lease cost	2,963	1,035	5,167	4,062

Total operating and short term lease cost	20,260	6,525	26,901	29,639

Variable lease cost	3,960	1,808	3,734	1,581
Sublease income	(1,252)	(464)	(2,769)	(1,685)

Net lease cost	$22,968	$7,869	$27,866	$29,535

The table below summarizes other information related to the Company’s operating leases (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,644	$5,423	$24,042	$23,877
Leased assets obtained in exchange for new operating lease liabilities	31,819	701	7,271	11,111

2
0
8

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a maturity analysis of operating leases and a reconciliation of the undiscounted cash flows to lease liabilities as of December 31, 2021 (Successor) (in thousands):

2022	$20,468
2023	16,646
2024	11,809
2025	7,410
2026	4,822
Thereafter	25,731

Total undiscounted lease payments	86,886
Less: amounts representing interest	(21,368)

Total lease liabilities	$65,518

22. Repurchase Reserves
Certain whole loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties made by the Company when the loans were sold. These representations and warranties are made to the loan purchasers about various characteristics of the loans, such as manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. In the event of a breach of the representations and warranties, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that the Company refund a portion of the premium paid on the sale of loans if a loan is prepaid within a certain amount of time from the date of sale. Although a breach of a representation and warranty may result in a repurchase demand at any time, the Company believes that most repurchase requests occur within the first five years of the origination of the loan. The Company records a provision for estimated repurchases and premium recapture on loans sold, which is charged to gain on sale and other income from loans held for sale, net, on the Consolidated Statements of Operations. The current unpaid principal balance of loans sold by the Company represents the maximum potential exposure to repurchases related to representations and warranties. Reserve levels are a function of expected losses based on actual pending and expected claims, repurchase requests, historical experience, and loan sale volume. While the amount of repurchases and premium recapture is uncertain, the Company considers the liability to be appropriate. Repurchase reserves are included in payables and other liabilities on the Consolidated Statements of Financial Condition.
The activity of the outstanding repurchase reserves was as follows (in thousands):

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Repurchase reserves, beginning of period	$10,529	$3,118
Additions	9,234	24,186
Charge-offs	(11,078)	(16,775)

Repurchase reserves, end of period	$8,685	$10,529

2
0
9

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

23. Notes Payable, Net
In November 2020, FOAF issued $350.0 million aggregate principal amount of senior unsecured notes (the“Notes”). Interest is payable semi-annually in arrears on May 15 and November 15 beginning on May 15, 2021. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by FoA and each of FoA’s material existing and future wholly owned domestic subsidiaries, excluding FOAF and subsidiaries. At any time prior to November 15, 2022, FOAF may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium as of the redemption date under the terms of the indenture and accrued and unpaid interest. The redemption price during each of the twelve-month periods following November 15, 2022, November 15, 2023 and at any time after November 15, 2024 is 103.938%, 101.969% and 100.000%, respectively, of the principal amount plus accrued and unpaid interest thereon. At anytime prior to November 15, 2022, FOAF may also redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 107.875% of the aggregate principal amount of the senior unsecured notes redeemed, with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest. Upon the occurrence of a change of control, the holders of the Notes will have the right to require FOAF to make an offer to repurchase each holder’s Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
The Notes contain covenants limiting, among other things, FOAF and its restricted subsidiaries’ ability to incur additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of FOAF’s assets. These incurrence based covenants are subject to exceptions and qualifications. Many of these covenants will cease to apply during any time that the Notes have investment grade ratings and no default has occurred and is continuing. The Company was in compliance with all required covenants related to the Notes as of December 31, 2021. In addition, in 2017, the Company entered into an agreement for the purchase of computer hardware and equipment which was financed by notes payable to the seller with monthly payments through January 2021. A summary of the outstanding notes payable, net, is presented in the table below (in thousands):

Description	Maturity Date	Interest Rate	December 31, 2021	December 31, 2020
			Successor	Predecessor
Senior Unsecured Notes	November 2025	7.9%	$350,000	$350,000
Financing Agreement	January 2021	5.5%	—	9

Total aggregate principle amount			350,000	350,009
Fair value adjustment, net of amortization (1)			3,383	—
Less: Debt issuance costs			—	(13,436)

Total notes payable, net			$353,383	$336,573

(1)
In conjunction with the Business Combination discussed in Note 4, the Company was required to adjust the liabilities assumed to fair value, resulting in a premium on the Notes and the elimination of the previously recognized debt issuance costs.

Interest expense was
$
22.6
 million for the Successor period from April 1, 2021 to December 31, 2021, and $
7.7
 million for the Predecessor period from January 1, 2021 to March 31, 2021. Interest expense for the Predecessor was $
4.3
 million and $
1.5
 million

for the years ended December 31, 2020 and 2019, respectively. The Company was in compliance with all required covenants related to the Notes as of December 31, 2021 (Successor).

2
10

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

24. Estimate of Claims Losses
The Company is occasionally named as a defendant in claims concerning title insurance policies, closing protection letters, and alleged errors or omissions pertaining to the issuance of title policies or the performance of escrow services. The Company assesses pending and threatened claims to determine whether losses are probable and reasonably estimable in accordance with ASC 450,
Contingencies
. To the extent losses are deemed to meet the probable and estimable criteria, the Company establishes an accrual for those losses based on historical experience and analysis of specific claim attributes, which is included in estimate of claim losses within payables and other liabilities on the Consolidated Statements of Financial Condition.
The activity related to the outstanding estimate of claim losses consisted of the following (in thousands):

	For the year ended December 31, 2021	For the year ended December 31, 2020
	Successor	Predecessor
Beginning balance	$8,609	$5,762
Provision charged to income from operations	7,043	3,520
Claim loss payments	(659)	(673)

Ending balance	$14,993	$8,609

Activity in the liability for loss and loss adjustment expense of the Company’s insurance subsidiary, which is included in estimate of claim losses within payables and other liabilities on the Consolidated Statements of Financial Condition, consisted of the following (in thousands):

	For the year ended December 31, 2021	For the year ended December 31, 2020
	Successor	Predecessor
Beginning balance, net of reinsurance recoverable of $99 as of January 1, 2021 and 2020	$6,334	$4,487
Incurred related to:
Current year	6,203	3,238
Prior years	43	(931)

Total incurred	6,246	2,307
Paid related to:
Current year	307	55
Prior years, net of reinsurance and other receivables of $99 as of December 31, 2021 and 2020	91	405

Total paid	398	460

Ending balance, net of reinsurance recoverable of $99 as of December 31, 2021 and 2020	$12,182	$6,334

A known claim reserve is an amount estimated by the Company to be sufficient to cover all unpaid losses, claims, and allocated loss adjustment expenses arising under title insurance policies for which the Company may be liable, and for which they have discovered or received notice by or on behalf of the insured or escrow or security depositor.

21
1

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s insuranc
e subsidiary has paid cumulative gross loss and loss adjustment expenses of $8.1 million for the year ended December 31, 2021 and $7.5 million and $7.1 million for the years ended December 31, 2020 and 2019, respectively. The Company’s insurance subsidiary has recovered $0.2 million for each year ended December 31, 2021, 2020, and 2019. No unsecured aggregate recoverable for losses, paid and unpaid, loss adjustment expenses, and unearned premiums existed as of December 31, 2021 (Successor) or December 31, 2020 Predecessor, or 2019.
The effects of reinsurance on premiums written by the Company’s insurance subsidiary consisted of the following (in thousands):

	For the year ended December 31, 2021	For the year ended December 31, 2020
	Successor	Predecessor
Title premiums written:
Direct	$143,668	$63,826
Ceded	(1,691)	(509)

Net title premiums written	$141,977	$63,317

25. Litigation
The Company’s business is subject to legal proceedings, examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies as well as private litigants such as the Company’s borrowers or former employees. At any point in time, the Company may have open investigations with regulators or enforcement agencies, including examinations and inquiries related to its loan servicing and origination practices. These matters and other pending or potential future investigations, examinations, inquiries or lawsuits may lead to administrative or legal proceedings, and possibly result in remedies, including fines, penalties, restitution, alterations in business practices, or additional expenses and collateral costs.

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
As of December 31, 2021 (Successor), there were no matters that the Company considered to be probable or reasonably possible for which they could estimate losses or a reasonable range of estimated losses.
The Company is a defendant in four representative lawsuits alleging violations of the California Labor Code and brought pursuant to the California Private Attorneys General Act (“PAGA”). The cases have been coordinated and currently are in discovery. Due to the unpredictable nature of litigation generally, and the wide discretion afforded the Court in awarding civil penalties in PAGA actions, the outcome of these matters cannot be presently

21
2

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

determined, and a range of possible losses cannot be reasonably estimated. Although the actions are being vigorously defended, the Company could, in the future, incur judgments or enter into settlements of claims that could have a negative effect on its results of operations in any particular period.
Legal expenses, which includes, among other things, settlements and the fees paid to external legal service providers, were $10.8 million for the Successor period from April 1, 2021 to December 31, 2021, and $4.2 million for the Predecessor period from January 1, 2021 to March 31, 2021. Legal expenses for the Predecessor were $19.5 million and $9.0 million for the years ended December 31, 2020 and 2019, respectively. These expenses are included in general and administrative expenses in the Consolidated Statements of Operations.
26. Commitments and Contingencies
Servicing of Mortgage Loans
The Company has contracted with third party providers to perform specified servicing functions on its behalf. These services include maintaining borrower contact, facilitating borrower advances, generating borrower statements, collecting and processing payments of interest and principal and facilitating loss-mitigation strategies in an attempt to keep defaulted borrowers in their homes.
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
Unfunded Commitments
The Company is required to fund further borrower advances (where the borrower has not fully drawn down the HECM, non-agency
reverse mortgage, or fix & flip loan proceeds available), and fund the payment of the borrower’s obligation to pay FHA monthly insurance premiums.
The outstanding unfunded commitments available to borrowers related to agency and non-agency
reverse mortgage loans were approximately $2.6 billion as of December 31, 2021 (Successor), compared to $2.1 billion as of December 31, 2020 (Predecessor). The outstanding unfunded commitments available to borrowers related to fix & flip loans were approximately $9.9 million and $19.8 million as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit.

2
1
3

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The

Company also has commitments to purchase and sell loans totaling $
47.3
 million and $
0
, respectively, at December
31
,
2021
(Successor), compared to $
10.2
 million and $
54.3
 million, respectively, at December
31
,
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
27. Equity Based Compensation
Restricted Stock Units
Pursuant to the terms of the A&R MLTIP, there are two types of equity based compensation granted to employees, henceforth referred to as Replacement Restricted Stock Units (“Replacement RSUs”) and Earnout Right Restricted Stock Units (“Earnout Right RSUs”). The issuance of the Replacement RSUs and Earnout Right RSUs by pre-transaction
ownership to employees under the A&R MLTIP will be funded by the exchange of current Class A Common Stock and Class A LLC Units held by the unitholders of FoA Equity prior to the closing of the Business Combination. Pursuant to the A&R MLTIP, 4,220,857 RSU units were settled during

2
1
4

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

the period from April 1, 2021 to December 31, 2021. Therefore, the shares issued to employees under the A&R MLTIP will not result in incremental share ownership in the Company, and the total compensation costs associated with the vesting of the Replacement RSUs and Earnout Right RSUs will be directly allocated to the noncontrolling interest and, with respect to Blocker GP, to FoA in proportion to their sharing percentages of exchanged units.
Additionally, pursuant to the terms of the 2021 Omnibus Incentive Plan, the Company granted equity based compensation to the Chief Financial Officer (“CFO”) and five non-employee
Board of Directors members, henceforth referred to as
Non-LTIP
Restricted Stock Units
(“Non-LTIP
RSUs”). Vested
Non-LTIP
RSUs will be settled with issuance of shares of Class A Common Stock of FoA to the participant and a respective count of Class A LLC units of FOA Equity to FoA.
Each type of RSUs is classified as equity and FoA accounts for the RSUs following the fair value method. Each type of RSUs’ fair values is fixed on the grant date and not remeasured unless the award is subsequently modified.
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
Earnout Right RSUs have the same service-based vesting conditions listed above for the Replacement RSUs along with market-based vesting conditions. The first tranche of Earnout Right RSUs vest upon satisfaction of the service-based vesting conditions and if, at any time during the six years following the Closing, the VWAP of FoA’s Class A Common Stock is greater than or equal to $12.50 for any twenty Trading Days within the First Earnout Achievement Date. The second tranche of Earnout Right RSUs vest upon satisfaction of the service-based vesting conditions and if, at any time during the six years following the Closing, the VWAP of FoA’s Class A Common Stock is greater than or equal to $15.00 for any twenty Trading Days within the Second Earnout Achievement Date.
Non-LTIP
RSUs
Pursuant to the terms of the 2021 Omnibus Incentive Plan executed on November 18, 2021, the Company granted the CFO 112,149
Non-LTIP
RSUs and five
non-employee
Board of Directors members 18,691
Non-LTIP
RSUs each, as
outlined below.

21
5

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Following
the terms of 2021 Omnibus Incentive Plan, the CFO
Non-LTIP
RSUs vest in three tranches.
One-third
vested and settled on the grant date, remaining
two-third
will vest in equal installments on next two anniversaries of the grant date. Further, the Board of Directors
Non-LTIP
RSUs vest on the earlier of the first anniversary of
the grant date or the first regularly scheduled annual stockholders meeting following the grant date. The first annual stockholders meeting following the grant date is expected to occur in June 2022. Vesting is subject to each holder’s continued employment.

A summary of the each classification of RSU activity for the periods indicated is presented below in thousands, except for share information:

				Grant Date Fair Value
Replacement RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, April 1, 2021	—	—	—	$—	$—
Granted	14,819,483	—	14,819,483	$9.48	$140,489
Vested	(4,241,497)	4,241,497	—	$—	$—
Forfeited	(185,760)	—	(185,760)	$9.48	$(1,761)
Settled	—	(4,220,857)	(4,220,857)	$9.48	$(40,014)

Outstanding, December 31, 2021	10,392,226	20,640	10,412,866	$9.48	$98,714

Twenty-five percent of Replacement RSUs are scheduled to vest from January 1, 2022 to December 31, 2022 on the first anniversary of the Business Combination (April 1, 2022). Equity based compensation expense for the Replacement RSUs totaled $64.9 million for the Successor period from April 1, 2021 to December 31, 2021 and $0 million

for the Predecessor period from January 1, 2021 to March 31, 2021.
Unrecognized equity based compensation expense for the Replacement RSUs totaled $73.9 million as of December 31, 2021. There were no Replacement RSUs outstanding as of December 31, 2020.

				Grant Date Fair Value
Earnout Right RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, April 1, 2021	—	—	—	$—	$—
Granted	1,550,880	—	1,550,880	$8.91	$13,811
Forfeited	(19,440)	—	(19,440)	$8.91	$(173)

Outstanding, December 31, 2021	1,531,440	—	1,531,440	$8.91	$13,638

Equity based compensation expense for the Earnout Right RSUs totaled $6.6 million for the Successor period from April 1, 2021 to December 31, 2021, and $0 for the Predecessor period from January 1, 2021 to March 31, 2021. Unrecognized equity based compensation expense for the Earnout Right RSUs totaled $7.0 million as of December 31, 2021. There were no Earnout Right RSUs outstanding as of December 31, 2020.

				Grant Date Fair Value
Non-LTIP RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, April 1, 2021	—	—	—	$—	$—
Granted	205,604	—	205,604	$5.35	$1,100
Vested	(37,383)	37,383	—	$—	$—
Settled	—	(37,383)	(37,383)	$5.35	$(200)

Outstanding, December 31, 2021	168,221	—	168,221	$5.35	$900

2
1
6

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

One-third
of the CFO
Non-LTIP
RSUs and 100% of the Board of Directors RSUs are scheduled to vest from January 1, 2022 to December 31, 2022. Equity based compensation expense for the
Non-LTIP
RSUs totaled $0.3 million for the Successor period from April 1, 2021 to December 31, 2021 and $0 for the Predecessor period from January 1, 2021 to March 31, 2021. Unrecognized equity based compensation expense for the
Non-LTIP
RSUs totaled $0.8 million as of December 31, 2021. There were no
Non-LTIP
RSUs outstanding as of December 31, 2020.
Long-Term Incentive Plan
On January 1, 2015, the Company established a long-term incentive plan (the “Plan”) to compensate key employees. Any distributions are based on distributions received by equity holders of the Company in excess of the contributed equity capital, plus a designated return on contributed equity capital (the “Hurdle”).
The phantom units are accounted for as a profit-sharing arrangement, as they do not represent a substantive form of equity and were not indexed to the price of UFG common units. Equity based compensation expense for the long-term incentive plan totaled $0 million for the period ended December 31, 2020 and $2.9 million for the period ended December 31, 2019.
In connection with the Closing of the Business Combination, which occurred on April 1, 2021, the holders of Phantom Units (1,077 units outstanding) received one-time
lump sum cash payments totaling $24.0 million as it relates to the achievement of the Hurdle being met under the original terms of the Plan.
The cash payment of $24.0 million relates to prior services provided solely for the benefit of the Company and not for ongoing services to be provided in the future that would benefit the post-combination entity. Given that the payment was triggered by the distributions made in connection with the successful closing of the Business Combination, the payment of $24.0 million is considered to have been incurred “on the line.” The balance of the Company’s obligation under the Plan was replaced by the issuance of Replacement RSUs and Earnout Right RSUs described above as governed by the A&R MLTIP.
28. Changes in Contingently Redeemable Noncontrolling Interest
FoA Equity determined that the Class B interests of FACo Holdings issued B2R meet the definition of CRNCI. Under the FACo Holdings Agreement, the Class B Units may be redeemed upon sale of FACo by FACo Holdings, sale of FAH, or sale of UFG Holdings LLC, which would require FAH to purchase the outstanding Class B Units. FoA Equity determined that the legal provisions in the FACo Holdings Agreement in which there is a noncontrolling interest represent a substantive profit-sharing arrangement, where the allocation to the members differs from the stated ownership percentages. FoA Equity utilized the hypothetical liquidation at book value, or HLBV, method for the allocation of profits and losses each period. Under the HLBV method, the amount of income and loss attributed to the noncontrolling interests in the Consolidated Statements of Operations reflects changes in the amounts each member would hypothetically receive at each Consolidated Statement of Financial Condition date under the liquidation provisions of the FACo Holdings Agreement, assuming the net assets of the FACo Holdings were liquidated at their respective recorded amounts. Allocations of profits and losses in the Consolidated Statements of Operations is determined based on the hypothetical amounts that would be distributed to members after taking into account any capital transactions between FACo Holdings and its members as follows:

•	Distributions up to Hurdle Amount of $202.0 million (subject to certain adjustments defined in the FACo Holdings Agreement)—100% to Class B Members;

•	Distributions of the next $150.0 million—95% to Class A Members and 5% to Class B Members, and;

•	Thereafter—75% to Class A Members and 25% to Class B Members.

2
1
7

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In

connection with the closing of the Business Combination disclosed in Note 4—Acquisitions, FoA caused FAH to exercise its right under the FACo Holdings Agreement to purchase all of the outstanding Class B Units held by B2R for a redemption price of $
203.2
 million in satisfaction of the applicable Hurdle Amount under the FACo Holdings Agreement.
The changes in CRNCI are as follows (in thousands):

Predecessor:
Balance at December 31, 2019	$187,980
Net loss	(21,749)

Balance at December 31, 2020	166,231

Net income	4,260
Accretion to redemption price	32,725

Balance at March 31, 2021	$203,216

Successor:
Balance at April 1, 2021	$203,216
Settlement of CRNCI in connection with the Business Combination	(203,216)

Balance at December 31, 2021	$—

29. Fee Income
Fee income consisted of the following (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Ancillary fee income (1)	$66,999	$39,447	$90,016	$19,320
Title Premium	136,530	40,934	104,374	52,865
Loan origination fees	120,603	35,847	127,799	93,221
Underwriting fees	17,004	6,897	23,901	11,317
Loan servicing fees, net	52,439	15,204	31,153	14,646
Capital markets advisory fee income	10,530	1,685	6,245	4,223
Change in fair value of mortgage servicing rights	(18,400)	20,739	4,562	(1,357)
Other fee income	360	618	1,819	4,864

Total fee income	$386,065	161,371	$389,869	$199,099

(1)
Ancillary fee income includes closing services, student and consumer loan origination services, fulfillment services and MSR trade brokerage, valuation and other services

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

30. General and Administrative Expenses
General and administrative expenses consisted of the following (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Title and closing	$86,627	$25,061	$64,252	$26,217
Loan origination expenses	52,741	20,503	60,980	43,928
Depreciation and amortization	50,005	3,484	13,871	13,108
Loan portfolio expenses	46,838	15,200	43,599	34,096
Communications and data processing	40,626	11,324	34,254	26,227
Securitization expenses	32,787	6,944	31,216	12,850
Business development	30,833	10,607	37,456	27,177
Licensing and insurance	9,563	2,487	6,321	6,542
Other expenses	42,242	31,577	103,922	66,072

Total general and administrative expenses	$392,262	$127,187	$395,871	$256,217

31. Income Taxes
The provision (benefit) for income taxes consists of the following (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Current expense:
Federal	$2,757	$979	$2,197	$860
State	319	286	378	185

Subtotal	3,076	1,265	2,575	1,045
Deferred expense (benefit)
Federal	(19,259)	(110)	22	(79)
State	(4,488)	(18)	(253)	(17)

Subtotal	(23,747)	(128)	(231)	(96)

Provision ( b enefit)	$(20,671)	$1,137	$2,344	$949

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a reconciliation of the applicable statutory U.S. federal income tax rate to the effective tax rate (dollars in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Tax expense at federal statutory rate	$(277,551)	$26,348	$105,054	$16,292
Effect of:
NonControlling Interest	196,138	(25,535)	(103,819)	(13,933)
Permanent differences	(707)	—	540	(356)
Goodwill impairment	67,902	—	—	—
State taxes	(4,096)	268	(367)	230
Other tax adjustments	(2,357)	56	936	(1,284)

Provision ( b enefit)	$(20,671)	$1,137	$2,344	$949

Effective Tax Rate	1.56%	0.91%	0.47%	1.22%
The effective income tax rate is calculated by dividing the (benefit) provision for income taxes by net income (loss) before income taxes. The effective income tax rate for the Successor period differs from the statutory rate primarily due to income attributable to noncontrolling interests and the impairment of book goodwill recorded during the period.
The effective income tax rate for the Predecessor periods differs from the statutory rate primarily due to the business operating as a flowthrough entity which was not subject to U.S. federal and state income taxes.
FoA is taxed as a corporation and is subject to corporate federal, state and local taxes on the income allocated to it from FoA Equity, based upon FoA’s economic interest in FoA Equity, as well as any stand-alone income or loss it generates. FoA Equity and its disregarded subsidiaries are treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, FoA Equity is not subject to U.S. federal and certain state and local income taxes. FoA Equity’s members, including FoA, are liable for federal, state and local income taxes based on their allocable share of FoA Equity’s pass-through taxable income, which includes income of certain disregarded corporate subsidiaries for tax purposes.
FoA Equity wholly owns certain regarded corporate subsidiaries for tax purposes. FoA Equity’s regarded corporate subsidiaries are subject to corporate federal, state and local taxes on income they generate. As such, the consolidated tax provision of FoA addresses corporate taxes that it incurs based on its flow-through income from FoA Equity as well as corporate taxes that are incurred by its regarded subsidiaries.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Significant components of the Company’s deferred income tax assets (liabilities) are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Deferred tax assets
Loss carryforwards	$8,765	$483
Research and development tax credits	172	—
TRA	9,107	—
Capital lease amortization	—	438
Payroll and employee benefits	—	121
Estimate of claim losses	—	142
Other	—	25

Gross deferred tax assets	18,044	1,209
Valuation allowance	(777)	(160)

Deferred tax assets, net of valuation allowance	17,267	1,049

Deferred tax liabilities
Investment in FoA Equity	35,345	—
Depreciation and amortization	—	843
Loss reserves	—	186
Other	503	307

Gross deferred tax liabilities	35,848	1,336

Net deferred tax liability	$(18,581)	$(287)

The increase in the deferred tax asset balance from the prior year end is primarily a result of the Business Combination. The Company recognized a deferred tax liability (“DTL”) to account for the difference between the Company’s book and tax basis in its investment in FoA Equity.
The federal and state net operating loss (“NOL”) carryforwards amount to approximately $34.4 million and $2.9 million at December 31, 2021 and 2020, respectively. It is expected that these NOL’s will not expire.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Net deferred tax liabilities are included in payables and other liabilities in the Consolidated Statements of Financial Condition.
FoA and its underlying entities files their tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, FoA is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2021, the Company’s U.S. federal income tax returns for the years 2018 through 2020 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2016 through 2020.

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s unrecognized tax benefits, excluding related interest and penalties, were (in thousands):

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
Unrecognized tax benefits—beginning of period	$576	$576	$471	$471
Increases on tax positions related to the current period	104	—	32	—
(Decreases) increases on tax positions related to prior periods	(28)	—	543	—
Statutes closing	—	—	(470)

Unrecognized tax benefits—end of period	$652	$576	$576	$471

If recognized, the entire amount of the tax benefits disclosed above, would reduce the annual effective rate. FoA does not believe that it will have a material increase or decrease in its unrecognized tax benefits during the coming year.
32. Defined Contribution Plan
The Company sponsors a qualified defined contribution plan and matches certain employee contributions on a discretionary basis. The Company’s expenses for matching contributions to the defined contribution plan
were $9.2 million for the Successor period from April 1, 2021 to December 31, 2021, and $4.1 million for the Predecessor period from January 1, 2021 to March 31, 2021. Matching contributions expenses to the defined contribution plan
for the Predecessor were $10.3 million and $7.0 million for the years ended December 31, 2020 and 2019, respectively. These expenses are included in salaries, benefits and related expenses in the Consolidated Statements of Operations.

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

33. Business Segment Reporting
The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	April 1, 2021 to December 31, 2021
	Successor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$542,951	$—	$—	$—	$39,950	$582,901	$—	$(18,376)	$564,525
Net fair value gains on loans and related obligations	—	317,138	37,720	—	(30,738)	324,120	—	17,630	341,750
Fee income	88,399	3,274	43,015	252,268	30,455	417,411	—	(31,346)	386,065
Net interest income (expense)
Interest income	42,555	—	—	68	1,027	43,650	275	—	43,925
Interest expense	(34,569)	—	—	(260)	(52,625)	(87,454)	(20,240)	—	(107,694)
Net interest income (expense)	7,986	—	—	(192)	(51,598)	(43,804)	(19,965)	—	(63,769)

Total revenues	639,336	320,412	80,735	252,076	(11,931)	1,280,628	(19,965)	(32,092)	1,228,571
Total expenses	639,196	122,389	64,026	229,227	92,197	1,147,035	74,535	(37,814)	1,183,756
Goodwill and intangible asset impairment expense	(774,524)	(408,241)	(75,768)	(110,188)	(11,909)	(1,380,630)	—	—	(1,380,630)
Other, net	—	248	423	3,040	1,170	4,881	15,193	(5,932)	14,142

Net (loss) income before taxes	$(774,384)	$(209,970)	$(58,636)	$(84,299)	$(114,867)	$(1,242,156)	$(79,307)	$(210)	$(1,321,673)

Depreciation and amortization	$9,147	$29,006	$1,909	$8,681	$132	$48,875	$1,130	$—	$50,005
Total assets	2,148,504	359,896	41,470	227,966	18,974,389	21,752,225	994,074	(957,353)	21,788,946

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	January 1, 2021 to March 31, 2021
	Predecessor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$286,481	$—	$—	$—	$5,065	$291,546	$—	$(212)	$291,334
Net fair value gains on loans and related obligations	—	68,449	5,431	—	2,750	76,630	—	33	76,663
Fee income	32,731	524	8,930	76,383	36,191	154,759	—	6,612	161,371
Net interest income (expense)
Interest income	12,483	—	—	28	138	12,649	12	—	12,661
Interest expense	(11,592)	—	—	(64)	(14,954)	(26,610)	(7,756)	—	(34,366)
Net interest income (expense)	891	—	—	(36)	(14,816)	(13,961)	(7,744)	—	(21,705)

Total revenues	320,103	68,973	14,361	76,347	29,190	508,974	(7,744)	6,433	507,663
Total expenses	224,246	23,693	13,391	62,970	24,406	348,706	18,683	5,925	373,314
Other, net	—	34	149	2	895	1,080	(9,464)	(508)	(8,892)

Net income (loss) before taxes	$95,857	$45,314	$1,119	$13,379	$5,679	$161,348	$(35,891)	$—	$125,457

Depreciation and amortization	$1,423	$151	$125	$1,268	$146	$3,113	$371	$—	$3,484
Total assets	2,425,529	35,861	82,375	125,317	17,378,088	20,047,170	379,562	(326,313)	20,100,419

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	For the year ended December 31, 2020
	Predecessor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$1,171,368	$—	$—	$—	$10,192	1,181,560	$—	$(2,565)	$1,178,995
Net fair value gains on loans and related obligations	—	192,257	13,350	—	103,872	309,479	—	2,219	311,698
Fee income	118,237	1,837	23,862	205,197	28,002	377,135	3,117	9,617	389,869
Net interest income (expense)
Interest income	41,688	—	—	174	714	42,576	8	—	42,584
Interest expense	(39,792)	—	—	(255)	(73,877)	(113,924)	(8,945)	(132)	(123,001)
Net interest income (expense)	1,896	—	—	(81)	(73,163)	(71,348)	(8,937)	(132)	(80,417)

Total revenues	1,291,501	194,094	37,212	205,116	68,903	1,796,826	(5,820)	9,139	1,800,145
Total expenses	831,563	87,219	41,341	185,361	90,854	1,236,338	48,280	9,139	1,293,757
Other, net	—	—	—	—	—	—	(6,131)	—	(6,131)

Net income (loss) before taxes	$459,938	$106,875	$(4,129)	$19,755	$(21,951)	$560,488	$(60,231)	$—	$500,257

Depreciation and amortization	$5,951	$897	$568	$4,810	$130	12,356	$1,515	$—	$13,871
Total assets	2,362,159	25,841	82,436	117,254	16,895,820	19,483,510	81,645	—	$19,565,155

2
2
5

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	For the year ended December 31, 2019
	Predecessor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$462,700	$—	$—	$—	$9,303	472,003	$—	$(7,695)	$464,308
Net fair value gains on loans and related obligations	—	141,022	30,512	—	151,679	323,213	—	6,313	329,526
Fee income	64,372	3,478	36,094	110,046	7,923	221,913	(2,529)	(20,285)	199,099
Net interest income (expense)
Interest income	36,673	—	—	213	414	37,300	23	—	37,323
Interest expense	(37,076)	—	—	(183)	(96,108)	(133,367)	(5,167)	(197)	(138,731)
Net interest income (expense)	(403)	—	—	30	(95,694)	(96,067)	(5,144)	(197)	(101,408)

Total revenues	526,669	144,500	66,606	110,076	73,211	921,062	(7,673)	(21,864)	891,525
Total expenses	506,894	79,522	51,882	105,203	63,907	807,408	35,137	(24,267)	818,278
Other, net	—	—	—	—	—	—	4,332	—	4,332

Net income (loss) before taxes	$19,775	$64,978	$14,724	$4,873	$9,304	$113,654	$(38,478)	$2,403	$77,579

Depreciation and amortization	$5,954	$481	$616	$4,169	$170	11,390	$1,718	$—	$13,108
Total assets	1,321,342	91,892	114,943	86,070	15,102,567	16,716,814	504,882	(637,595)	$16,584,101
The Company has identified six reportable segments: Mortgage Originations, Reverse Originations, Commercial Originations, Lender Services, Portfolio Management and Corporate/Other.
Mortgage Originations
The Mortgage Originations segment originates mortgage loans through FAM. This segment generates revenue through fee-based
mortgage loan origination services and the origination and sale of mortgage loans into the secondary market. The Mortgage Originations segment includes four channels: distributed retail lending, direct-to-consumer
lending, third-party-originator lending and home improvement.
Reverse Originations
The Reverse Originations segment originates or acquires reverse mortgage loans through FAR. This segment originates HECMs which are insured by the FHA, and proprietary jumbo reverse mortgages. The segment originates reverse mortgage loans through the following channels: retail and third-party-originator. Reverse mortgage lending activities primarily consist of the origination and securitization of mortgage loans to GNMA and other private investors.

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Commercial Originations
The Commercial Originations segment originates or acquires commercial mortgage loans through FACo. The segment provides business purpose lending solutions for residential real estate investors in two principal ways: short-term loans to provide rehab and construction of investment properties meant to be sold upon completion, and investor rental loans collateralized by either a single asset or portfolio of properties. The segment also provides government-insured agricultural lending solutions to farmers to fund their inputs and operating expenses for the upcoming growing season.The segment originates commercial mortgage loans through the following channels: retail and third-party-originator. Commercial mortgage lending activities primarily consist of the origination and securitization of commercial mortgages to private investors.
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
34. Liquidity and Capital Requirements
FAM
In addition to the covenant requirements of FAM mentioned in Note 19—Other Financing Lines of Credit, FAM is subject to various regulatory capital requirements administered by HUD as a result of their mortgage origination and servicing activities. HUD governs non-supervised,
direct endorsement mortgagees, and Ginnie Mae, FNMA and FHLMC, which sponsor programs that govern a significant portion of FAM’s mortgage loans sold and servicing activities. Additionally, FAM is required to maintain minimum net worth requirements for many of the states in which it sells and services loans. Each state has its own minimum net worth requirement; however, none of the state requirements are material to the Company’s Consolidated Financial Statements.
Failure to meet minimum capital requirements can result in certain mandatory remedial actions and potentially result in additional discretionary remedial actions by regulators that, if undertaken, could: (i) remove FAM’s ability to sell and service loans to or on behalf of the Agencies; and (ii) have a direct material effect on FAM’s financial statements, results of operations and cash flows.

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In accordance with the regulatory capital guidelines, FAM must meet specific quantitative measures of cash, assets, liabilities, profitability and certain off-balance
sheet items calculated under regulatory accounting practices. Further, changes in regulatory and accounting standards, as well as the impact of future events on FAM’s results, may significantly affect FAM’s net worth adequacy.
Among FAM’s various capital requirements related to its outstanding mortgage origination and servicing agreements, the most restrictive of these requires FAM to maintain a minimum adjusted net worth balance as of the end of the most recent fiscal quarter of $154.5 million as of December 31, 2021 (Successor). FAM’s adjusted net worth was $215.0 million as of December 31, 2021 (Successor). FAM is also subject to requirements related to material declines in quarterly and two consecutive quarter tangible net worth. As a result of impacts from the Business Combination, FAM was not in compliance with the second quarter 2021 FNMA lender adjusted tangible net worth quarterly requirement. Additionally, due to the Business Combination, FAM was not in compliance with the ‘two-consecutive quarter’ requirements by FNMA during the second and third quarters of 2021. As of December 31, 2021 (Successor), the Company had obtained all required waivers for these covenant violations.
In addition, FAM is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAM throughout the year. FAM is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of December 31, 2021 (Successor), FAM was in compliance with applicable requirements.
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
At December 31, 2021 (Successor), FAR was in compliance with the minimum net worth, liquidity and insurance requirements of Ginnie Mae and had received a waiver for its capital requirement. The minimum tangible net worth required of FAR by Ginnie Mae was $104.4 million at December 31, 2021 (Successor). FAR’s actual net worth calculated based on Ginnie Mae guidance was $521.3 million at December 31, 2021 (Successor). The Company was therefore in compliance with all net worth requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of December 31, 2021 (Successor), FAR was in compliance with applicable requirements.
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
(“the Rule”), which requires the maintenance

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

of minimum net capital. ISG computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $0.3 million. At December 31, 2021 (Successor), ISG met the minimum net capital requirement amounts and was therefore in compliance.
Additionally, the ISG claims the exemption provision of SEC Rule
15c3-3(k)(2)(ii).
ISG does not hold customer funds or safekeep customer securities. ISG introduces and clears its customers’ transactions through a third party on a fully-disclosed basis. ISG also claims the exemption provision of Footnote 74 of the SEC Release
No. 34-70073
adopting amendments to 17 C.F.R. §
240.17a-5
because ISG’s other business activities are limited to (1) proprietary trading; (2) receiving transaction-based compensation for referring securities transactions to other broker-dealers; and (3) participating in distributions of securities (other than firm commitment underwritings) in accordance with the requirements of paragraphs (a) or (b)(2) of Rule
15c2-4.
ANTIC, an operating subsidiary of Incenter, has additional capital requirements. The State of Missouri and State of Alabama require domestic title insurance underwriters maintain minimum capital and surplus of $1.6 million and $0.2 million, respectively. Failure to comply with these provisions may result in various actions up to and including surrender of the certificate of authority. Additionally, in October 2019, ANTIC entered into a capital maintenance agreement in conjunction with the approval for the certificate of authority for California. This agreement requires ANTIC to maintain a minimum of $8.0 million in policyholder surplus. If ANTIC falls below this requirement in any given quarter, Incenter must contribute cash, cash equivalents securities or other instruments to bring ANTIC in compliance. The Company’s insurance company subsidiaries met the existing minimum statutory capital and surplus requirements as of December 31, 2021 (Successor).
ANTIC is also required to maintain bonds, certificates of deposit and interest bearing accounts in accordance with applicable state regulatory requirements. The total requirement was $3.9 million across all states as of December 31, 2021 (Successor). The Company was in compliance with these requirements as of December 31, 2021 (Successor).
35. Concentrations of Risk
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

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Mortgage loans are sold or financed through one of the following methods: (i) sales or financing securitizations to or pursuant to programs sponsored by FNMA, FHLMC, and Ginnie Mae, or (ii) sales or financing securitizations issued to private investors. The Company sold $20,516.1 million for the Successor period from April 1, 2021 to December 31, 2021, $
7,696.6
million for the Predecessor period from January 1, 2021 to March 31, 2021, $27,229.1 million for the year ended December 31, 2020 (Predecessor), and $12,448.6 million for the year ended December 31, 2019 (Predecessor) in mortgage loans to FNMA, FHLMC and Ginnie Mae. The Company sold to or securitized with private investors $7,439.8 million for the Successor period from April 1, 2021 to December 31, 2021, and $1,724.3 million for the Predecessor period from January 1, 2021 to March 31, 2021 in mortgage loans. The Company sold to or securitized with private investors $5,855.2 million and $6,471.2 million for the Predecessor years ended December 31, 2020 and 2019, respectively, in mortgage loans.
For the Successor period from April 1, 2021 to December 31, 2021, the sale or financing securitizations issued to private investors consisted of 18.6%
non-agency
reverse mortgage loans, 6.1% commercial loans, and 75.3% residential mortgage loans. For the Predecessor period from January 1, 2021 to March 31, 2021, the sale or financing securitizations issued to private investors consisted of 33.1%
non-assignable
buy-outs
(“NABO”) loans, 14.1% commercial loans, and 52.8% residential mortgage loans.
The Company’s sales or financing securitizations issued to private investors for the Predecessor year ended December 31, 2020 consisted of 34.1%
non-agency
reverse mortgage loans, 4.0% agency reverse mortgage loans, 7.6% commercial loans, 16.1% NABO loans, and 38.2% residential mortgage loans. The Company’s sales or financing securitizations issued to private investors for the Predecessor year ended December 31, 2019 consisted of 23.1%
non-agency
reverse mortgage loans, 5.7% commercial loans, 8.7% NABO loans, 13.0% agency reverse mortgage loans, and 49.5% residential mortgage loans.
The Company is partially owned by Libman Family Holdings, LLC, certain investment funds affiliated with Blackstone and other co-investors
through FoA and/or Class A LLC Units in FoA Equity. In the ordinary course of conducting business, a portion of these mortgage loans sold or financed relate to transactions that the Company enters into with a counterparty that is a non-affiliated
company separately owned by certain other investment funds affiliated with Blackstone. The nature of its business interactions with this counterparty may allow the Company to negotiate preferential terms of commercial transactions that may not be available for other parties on an arm’s-length
basis. These commercial transactions include the transfer of certain residential mortgage loans, in which the Company may receive an ongoing service fee. The Company sold mortgage loans to non-affiliated
Blackstone portfolio companies of $424.8 million for the Successor period from April 1, 2021 to December 31, 2021, and $84.6 million for the Predecessor period from January 1, 2021 to March 31, 2021. The Company sold mortgage loans to non-affiliated
Blackstone portfolio companies of $168.7 million and $85.8 million for the Predecessor years ended December 31, 2020 and 2019, respectively. The Company has recognized gains on the sale of mortgages related to transactions with non-affiliated
Blackstone portfolio companies of $17.3 million for the Successor period from April 1, 2021 to December 31, 2021 and $4.0 million for the Predecessor period from January 1, 2021 to March 31, 2021. The Company recognized gains on the sale of mortgages related to transactions with non-affiliated
Blackstone portfolio companies of $7.9 million and $3.0 million for the Predecessor years ended December 31, 2020 and 2019, respectively.
In July 2017, the Company entered into a $45.0 million mezzanine financing agreement with a non-affiliated
company, separately owned by other investment funds affiliated with Blackstone, secured by a junior lien in mortgage assets pledged to certain senior secured warehouse facilities. This facility was structured as a loan and security agreement. The funds advanced are generally repaid using collections from the underlying assets to the extent remaining after the payment of any senior debt or the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default. This financing

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

agreement was amended in May 2021 from $45.0 million to $25.0 million. As of December 31, 2021 (Successor) and December 31, 2020 (Predecessor) the Company had outstanding borrowings of $21.5 million and $21.5 million, respectively.
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

	December 31, 2021	December 31, 2020
	Successor	Predecessor
California	43%	37%
Washington	8	8
Oregon	6	7
Arizona	5	6
New Jersey	5	5
Other	33	37

	100%	100%

The following table provides the percentage of residential mortgage loans serviced by loans with GSEs (“Agency”) and those with private investors
(“Non-agency”)
by period.

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Agency	97%	100%
Non-Agency	3	—

Total	100%	100%

Reverse Mortgages
FAR originates, buys and sells HECMs, commonly referred to as reverse mortgages, and securitizes and sells the HECMs as HMBS. FAR is subject to approval of, and is heavily regulated by, federal and state regulatory agencies as a mortgage lender, Ginnie Mae issuer, broker and servicer.
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

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

	December 31, 2021	December 31, 2020
	Successor	Predecessor
California	45%	44%
New York	8	8
Florida	5	5
Texas	5	5
Other	37	38

	100%	100%

A significant portion of the Company’s
non-agency
reverse mortgage products are originated within the state of California. The Company’s non-agency
reverse mortgage production concentration by location is presented in the following table. The Company’s total origination volume in any other states did not exceed 5% of the total origination volume, and were included in the “Other” balance.

	December 31, 2021	December 31, 2020
	Successor	Predecessor
California	81%	84%
Other	19	16

	100%	100%

The following table provides the percentage of reverse mortgage loans serviced by loans with GSEs (“Agency”) and those with private investors
(“Non-agency”)
by period.

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Agency	70%	72%
Non-Agency	30	28

Total	100%	100%

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Loans previously repurchased out of HECM Buyouts that were subsequently securitized also contain concentrations of credit risk as they are limited due to the dispersion across many geographic areas. The table below provides the percentage of securitized nonperforming HECM buyouts in the Company’s Consolidated Statements of Financial Condition by the location in which the home securing the loan is located and is based on their remaining UPBs. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	December 31, 2021	December 31, 2020
	Successor	Predecessor
New York	17%	15%
Puerto Rico	15	21
California	10	9
Texas	10	9
Florida	6	5
Other	42	41

	100%	100%

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

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Commercial Mortgages
The economies of states where mortgage properties are concentrated may be adversely affected to a greater degree than the economies of other areas of the country. The table below provides the percentage of commercial loans on the Company’s Consolidated Statements of Financial Condition by the location in which the home securing the loan is located and is based on their remaining UPBs. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	December 31, 2021	December 31, 2020
	Successor	Predecessor
Illinois	11%	7%
New Jersey	7	9
Florida	6	6
California	5	9
Texas	5	5
New York	4	7
Minnesota	4	5
Connecticut	3	5
Other	55	47

	100%	100%

Incenter
The Company’s title and closing revenue had two major referral partners accounting for approximately 22% and 21% of revenue for the Successor period from April 1, 2021 to December 31, 2021 and Predecessor period from January 1, 2021 to March 31, 2021, respectively. The two major referral partners accounted for approximately 23% and 24% of the Company’s title and closing revenue for the years ended December 31, 2020 and 2019 (Predecessor), respectively.
Ratings have always been an important factor in establishing the competitive position of insurance companies. Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to investors. The Company’s insurance subsidiary is rated by Demotech and, as of December 31, 2021 (Successor), the rating assigned was A (Exceptional). The Company is subject to continued periodic review by the rating agency and the continued retention of the rating cannot be assured. If the rating is reduced from the current level or the ratings of the Company’s insurance title underwriter are downgraded, the results of operations could be adversely affected.
36. Related Party Transactions
The Company transacts with various related parties as a part of normal day-to-day
operations. Outstanding receivables from related parties were $0 and $2.6 million as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), respectively.
Promissory Notes
In June 2019, the Company executed two Revolving Working Capital Promissory Note Agreements (the “2019 Promissory Notes”) with BTO Urban Holdings and Libman Family Holdings, LLC, which are deemed affiliates

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

of the Company. The 2019 Promissory Notes accrued interest monthly at a rate of 10.0% per annum and matured and were paid in full in June 2020. The Company paid interest of $3.1 million for the Predecessor year ended December 31, 2020 related to the 2019 Promissory Notes.
In December 2021, the Company amended the 2019 Promissory Notes with BTO Urban Holdings and Libman Family Holdings, LLC, which are deemed affiliates of the Company. Amounts under the 2019 Promissory Notes, as amended, may be re-borrowed and repaid from time to time until the related maturity date. The 2021 Promissory Notes accrue interest monthly at a rate o
f 6.5% per annum and mature in January 2023 and were paid in full in December 2021. The company paid an immaterial amount of interest for the Successor period from April 1, 2021 to December 31, 2021. There was no interest for the Predecessor period from January 1, 2021 to March 31, 2021.
Agricultural Loans
In 2019, the Company entered into an Amended and Restated Limited Liability Company Agreement with FarmOp Capital Holdings, LLC (“FarmOps”) in which the Company acquired an equity investment in FarmOps. Subsequent to this agreement, the Company agreed to purchase originated agricultural loans from FarmOps. The Company purchased agricultural loans and had total funded draw amounts of $155.8 million and $182.4 million, respectively, for the Successor period from April 1, 2021 to December 31, 2021, and $83.0 million and $82.1 million, respectively, for the Predecessor period from January 1, 2021 to March 31, 2021. The Predecessor purchased agricultural loans which had total funded draw amounts of $146.2 million for a purchase price of $126.4 million for the year ended December 31, 2020.
The Company had promissory notes outstanding with FarmOps of $4.1 million and $0.8 million, including accrued interest, as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), respectively.
In July 2021, upon meeting the contractual exercise condition, the Company exercised its warrant for the purchase of 6,426,015 Series
A-2
Convertible Preferred Units of FarmOps at the contractual cash exercise price of $0.0001 per unit. Following this exercise, FoA’s percentage of fully-diluted equity ownership of FarmOps is 36.4%.
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
For the Predecessor period from January 1, 2021 to March 31, 2021, $1.7 million was capitalized related to the development of the software and will be amortized over a 12 month period from the date placed in service. Professional fees paid to Cloudvirga, in exchange for the technology services, were $0.6 million for the Predecessor period from January 1, 2021 to March 31, 2021, $2.4 million for the Predecessor year ended December 31, 2020 and $3.0 million for the Predecessor year ended December 31, 2019.
Nonrecourse MSR Financing Liability, at Fair Value
In 2020, the Company entered into a nonrevolving facility commitment with various related parties, to sell beneficial interests in the servicing fees generated from its originated or acquired MSRs. Under these

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

agreements, the Company has agreed to sell excess servicing income or pay an amount equal to excess servicing income to third parties, in each case, taking into account cost of servicing and ancillary income related to the identified MSRs in exchange for an upfront payment equal to the purchase price or fair value of the identified MSRs. These transactions are accounted for as financings.
As of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), the Company had an outstanding advance of $115.4 million and $14.9 million, respectively, against this commitment for the purchase of MSRs with a fair value of $155.1 million and $14.1 million, respectively.
The Company has also entered into Investment Management Agreements with these third parties to serve as the investment manager, in which the Company performs various advisory services to the investors in exchange for a management fees. Management fees amounted to $0.2 million for the Successor period from April 1, 2021 to December 31, 2021 and $0.1 million for the Predecessor period from January 1, 2021 to March 31, 2021. There were no management fees paid for the Predecessor years ended December 31, 2020 and 2019, as the nonrevolving facility commitment did not exist during these periods.
Senior Notes
Related parties of FoA purchased notes in the high-yield debt offering in November 2020 in an aggregate principal amount of $135.0 million.

2
3
6

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

37.	Condensed Financial Information of Registrant (Parent Company Only)
Finance of America Companies Inc.
(Parent Company Only)
Condensed Statements of Financial Condition
(In thousands, except share data)

	December 31, 2021	December 31, 2020
	Successor	Predecessor
ASSETS
Fixed assets and leasehold improvements, net	$—	$23
Investment in subsidiaries	446,517	639,011
Other assets, net	—	2,184

TOTAL ASSETS	$446,517	$641,218

LIABILITIES AND EQUITY
Payables and other liabilities	$58,538	$13,033

TOTAL LIABILITIES	58,538	13,033

EQUITY
FoA Equity member’s equity	—	628,176
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 60,755,069 shares issued and outstanding at December 31, 2021	6	—
Additional paid-in capital (Successor)	831,620	—
Accumulated deficit (Successor)	(443,613)	—
Accumulated other comprehensive income (loss)	(34)	9

TOTAL EQUITY	387,979	628,185

TOTAL LIABILITIES AND EQUITY	$446,517	$641,218

2
3
7

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Finance of America Companies Inc.
(Parent Company Only)
Condensed Statements of Operations and Comprehensive Income
(Dollars in thousands)

	April 1, 2021 to December 31, 2021	January 1, 2021 to March 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
	Successor	Predecessor
REVENUES
Interest income	$—	$—	$164	$176
Interest expense	—	(46)	(3,669)	$(3,084)

Net interest expense	—	(46)	(3,505)	(2,908)

TOTAL REVENUES	—	(46)	(3,505)	(2,908)

EXPENSES
Salaries and benefits	—	4,041	7,710	6,133
Occupancy and equipment rentals	—	161	632	475
General and administrative	—	357	1,292	1,779

TOTAL EXPENSES	—	4,559	9,634	8,387
OTHER, NET	15,042	—	—	—

NET INCOME (LOSS) BEFORE INCOME TAXES	15,042	(4,605)	(13,139)	(11,295)
Provision for income taxes applicable to parent	(23,748)	—	—	—

NET INCOME (LOSS)	38,790	(4,605)	(13,139)	(11,295)
Equity (deficit) in undistributed income from subsidiaries	(410,590)	124,464	531,527	65,707

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	(371,800)	119,859	518,388	54,412
Other comprehensive income (loss)	(34)	(11)	60	47

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(371,834)	$119,848	$518,448	$54,459

2
3
8

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As disclosed in Note 2—Summary of Significant Accounting Policies, FoA is a holding company and has a controlling interest in FoA Equity. FoA did not have any cash as of December 31, 2021 (Successor), accordingly Condensed Statements of Cash Flows have not been presented. Management determined which assets and liabilities were to be used by the operating subsidiaries, and these amounts have been appropriately excluded from the parent company Condensed Statements of Financial Condition of FoA presented above. Changes in these balances are reflected as additional contributions and distributions from FoA Equity in the period in which they occur, and had no impact on any cash balances that may have otherwise been maintained at FoA.
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
12-04
Schedule 1 of Regulation
S-X.
Dividends from Subsidiaries
There were no cash dividends paid to the parent from the Company’s consolidated subsidiaries for the Successor period from April 1, 2021 to December 31, 2021 and $75.0 million for the Predecessor period from January 1, 2021 to March 31, 2021. There were $380.4 million and $2.8 million cash dividends paid to the parent from the Company’s consolidated subsidiaries for the years ended December 31, 2020 and 2019, respectively.

38.	Earnings Per Share
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

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings per share for the Successor periods (in thousands, except share data and per share amounts):

April 1, 2021 to December 31, 2021
Successor
Basic net income (loss) per share:
Numerator
Net loss	$(1,301,002)
Less: loss attributable to noncontrolling interests (1)	(929,202)

Net loss attributable to holders of Class A Common Stock—basic	$(371,800)

Denominator
Weighted average shares of Class A Common Stock outstanding—basic	59,849,638

Basic net loss per share	$(6.21)

(1)
The Class
 A LLC Units of FoA Equity, held by the Continuing Unitholders, which comprise the noncontrolling interest in the Company, represents a participating security. Therefore, the numerator was adjusted to reduce net income by the amount of net income attributable to noncontrolling interests.

Additionally, the Class B Common Stock does not participate in earnings or losses of the Company and therefore is not a participating security. The Class B Common Stock has not been included in either the basic or diluted net income per share calculations.
Loss attributable to noncontrolling interest includes special allocations of recognized expense related to the A&R MLTIP. See Note 27—Equity Based Compensation for additional details.

April 1, 2021 to December 31, 2021
Successor
Diluted net loss per share:
Numerator
Net loss attributable to holders of Class A Common Stock	$(371,800)
Reallocation of net loss assuming exchange of Class A LLC Units (2)	(871,821)

Net loss attributable to holders of Class A Common Stock—diluted	$(1,243,621)

Denominator
Weighted average shares of Class A Common Stock outstanding—basic	59,849,638
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock (3)	130,747,611

Weighted average shares of Class A Common Stock outstanding—diluted	190,597,249

Diluted net loss per share	$(6.52)

(2)
This adjustment assumes the
after-tax
elimination of noncontrolling interest due to the assumed exchange of all Class
 A LLC Units outstanding for shares of Class
 A Common Stock in FoA as of the beginning of the period following the if-converted
method for calculating diluted net income (loss) per share.

2
40

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Following the terms of the A&R LLC Agreement, the Class A LLC unitholders will initially bear approximately 85% of the cost of any vesting associated with the Replacement RSUs and Earnout Right RSUs prior to any distribution by the Company to such Class A LLC unitholders. The remaining compensation cost associated with the Replacement RSUs and Earnout Right RSUs will be born by FoA for the share attributable to Blocker. As a result of the application of the if-converted
method, in arriving at diluted net loss per share, the entirety of the compensation cost associated with vesting of the Replacement RSUs and Earnout Right RSUs is assumed to be included in the net loss attributable to holders of the Company’s Class A Common Stock.

(3)
The diluted weighted average shares outstanding of Class
 A Common Stock includes the effects of the
if-converted
method to reflect the provisions of the Exchange Agreement and assumes the Class
 A LLC Units held by Continuing Unitholders, representing the noncontrolling interest, exchange their units on a one-for-one
basis for shares of Class
 A Common Stock in FoA.

In addition to the Class A LLC Units, the Company also had Replacement RSUs outstanding during the Successor period from April 1, 2021 to December 31, 2021. The effects of the Replacement RSUs following the treasury stock method have been excluded from the computation of diluted net loss per share given that the if-converted
method was determined to be more dilutive.

39.	Sponsor Earnout
Contemporaneously with the execution of the Transaction Agreement, the initial shareholders entered into an amendment and restatement of the existing Sponsor Agreement (as amended and restated, the “Sponsor Agreement”) with FoA, Replay and FoA Equity, pursuant to which, in connection with the Closing of the Business Combination, among other things, (i) immediately prior to the Domestication (as defined below), the 7,750,000 of private placement warrants (the “Private Warrants”) owned by the Sponsor were exchanged for 775,000 ordinary shares which then converted into shares of Class A Common Stock and (ii) excluding the 90,000 Founder Shares held by Replay’s independent directors (unless transferred to any other initial shareholder or permitted transferee thereof) that were converted into shares of Class A Common Sock and immediately vested, 40% of the Founder Shares shares held by the Sponsor (2,839,000 shares) were converted into vested Class A Common Stock and became wholly owned by the Sponsor immediately prior to the Closing of the Business Combination and 60% of the Founder Shares held by the Sponsor (4,258,500 shares) were converted into unvested shares of Class A Common Stock and are subject to vesting and forfeiture in accordance with certain terms and conditions, as laid out below.
If at any time during the six years following the Closing, the VWAP of FoA’s Class A Common Stock is greater than or equal to $12.50 for any twenty (20) Trading Days within a period of thirty (30) consecutive Trading Days (“First Sponsor Earnout Achievement Date”) then 35% of the total Founder Shares owned by each Sponsor Person shall vest. If the First Sponsor Earnout Achievement Date has not occurred within six years of the Closing Date the Founder Shares that were eligible to vest shall not vest and shall be forfeited.
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

2
4
1

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

40.	Equity
Class A Common Stock
As of December 31, 2021 (Successor), there were 65,013,569 shares of Class A Common Stock outstanding, consisting of 60,755,069 vested shares and 4,258,500 unvested shares that are subject to vesting and forfeiture. The 4,258,500 unvested shares of Class A Common Stock relate to the Sponsor Earnout, further discussed in Note 39—Sponsor Earnout. The 4,258,500 unvested shares of Class A Common Stock are not entitled to receive any dividends or other distributions, do not have any other economic rights until such shares are vested, and will not be entitled to receive back dividends or other distributions or any other form of economic
“catch-up”
once they become vested. The holders of the 60,755,069 vested shares of Class A Common Stock represent the controlling interest of the company.
Pursuant to the A&R MLTIP, certain equity holders of FoA and FoA Equity are obligated to deliver a number of shares of Class A Common Stock and Class A LLC Units for restricted stock unit awards granted by the Company. On September 29, 2021, in connection with FoA’s settlement of restricted stock units into shares of Class A Common Stock and pursuant to the A&R MLTIP, these equity holders delivered shares of Class A Common Stock and Class A LLC Units to the Company in satisfaction of such settlement. This delivery of shares of Class A Common Stock and Class A LLC Units to the Company offset the gross award of RSUs settled. The Company elected to retire 1,774,192 shares received offsetting RSUs withheld to fund employee payroll
taxes and instead funded those taxes with operating cash. The future settlement of the Replacement RSUs and Earnout Rights outstanding as of December 31, 2021 (see Note 27—Equity Based Compensation) will also be funded by the delivery of Class A Common Stock and Class A LLC Units from certain equity holders of FoA and FoA Equity pursuant to the A&R MLTIP.
Pursuant to the Exchange Agreement, the Continuing Unitholders may elect to exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one
basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. On November 18, 2021, in connection with FoA’s settlement of the exchange of Class A LLC Units for shares of Class A Common Stock and pursuant to the Exchange Agreement, certain equity holders delivered 1,795,197 Class A LLC Units to the Company in exchange for 1,795,197 shares of Class A Common Stock in satisfaction of such settlement.
As a result of the settlement of 37,383
Non-LTIP
RSUs in the 2021 Successor period, the Company issued 23,128 shares of Class A Common Stock. The 14,255 RSUs withheld for taxes were not issued and the Company funded the related payroll taxes with operating cash.
Class B Common Stock
Upon the Closing of the Business Combination, the Company issued 7 shares of Class B Common Stock, par value $0.0001 per share, to holders of Class A LLC Units. The Class B Common Stock has no economic rights

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which shareholders of the Company are entitled to vote generally. In September 2021, Management Holdings was dissolved. The Company retired the share of Class B Common Stock issued to Management Holdings and issued one share of Class B Common Stock to each of the eight former members of Management Holdings. In November 2021, L&TF was dissolved. The Company retired the share of Class B Common Stock issued to L&TF and issued one share of Class B Common Stock to each of the two former members of L&TF. There was no change in outstanding Class A LLC Units as a result of the retirement and issuances noted. As of December 31, 2021 (Successor), there are 15 shares of Class B Common Stock outstanding, all holders of which are Class A LLC Unit holders.
Class A LLC Units
In connection with the Business Combination, the Company, FoA Equity and the Continuing Unitholders entered into an Exchange Agreement. The Exchange Agreement sets forth the terms and conditions upon which holders of Class A LLC Units may exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one
basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Continuing Unitholders’ ownership of Class A LLC Units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Consolidated Statements of Financial Condition. As of December 31, 2021 (Successor), there were 189,448,936 Class A LLC Units outstanding. Of the 189,448,936 Class A LLC Units outstanding, 60,755,069 are held by the Class A Common Stock shareholders and 128,693,867 are held by the noncontrolling interest of the Company.

41.	Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Financial Statements of December 31, 2021 through March 1
5
, 202
2
, the date these Consolidated Financial Statements were issued. No events or transactions were identified that would have an impact on the financial position or results of operations of the Company as of December 31, 2021 (Successor) as reported herein. However, management of the Company believes disclosure of the following events is appropriate.
Employee Stock Purchase Program
On January 1, 2022, Finance of America Companies Inc. opened an initial offering period for our Employee Stock Purchase Plan (the “ESPP”) for the benefit of Company employees. Participation in the ESPP is voluntary and is open to any Company employee who satisfies the eligibility requirements under the ESPP other than the Company’s “officers” (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The ESPP allows for shares of the Company’s Class A Common Stock to be purchased by a financial institution designated by the Company, acting as broker for the ESPP. using funds contributed by participants through payroll deductions, up to the lesser of 15% of the participant’s Base Earnings (as defined in the ESPP) or $50,000 per participant in any calendar year (unless otherwise determined by the Compensation Committee (the “Committee”) of the Company’s Board of Directors). The ESPP includes a matching component pursuant to which participating employees will be eligible to receive a grant of restricted stock units (“Match RSUs”) pursuant to and in accordance with the Company’s 2021 Omnibus Incentive Plan. The number of Match RSUs to be granted to participants with respect to each offering period will equal to 20% of the shares they purchase under the ESPP with respect to such offering period. This description of the ESPP is qualified in its entirety by reference to the plan itself, which is included as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on December 2, 2021.

24
3

Finance of America Companies Inc. and Subsidiaries
Notes to Consolidated Financial Statements

FAM/FACo Merger
On January 1, 2022, the Company executed the merger of two of it’s subsidiaries, FAM and FACo. The purpose of the merger was to gain efficiencies through the combination of the two subsidiaries, those efficiencies being: fewer company licenses and exams to administer, greater economies of scale and consolidated compliance reporting. As a result of the merger, the financing lines of credit extended to each subsidiary were amended and the related covenants aligned. The merger will have no impact to reported results at the FoA level.
MSR Sale
In February 2022, the Company executed the sale of a portion of it’s MSR balance to a non-affiliated third party. The MSR sale was for a UPB of $8,380.8 million, with a fair value of $98.1 million.

Securitizations

FAR
In
F
ebr
uary
 2022, the Company securitized approximately $386.1 million of its reverse mortgage loans, through the issuance of approximately $450.1 million of mortgage backed notes, which accrue interest at an annual rate of 2.2% on a weighted average basis on the principal balance of the notes and have a scheduled final maturity date occurring in February 2027. The $450.1 million of mortgage backed notes were issued at a weighted average price of 95.9%. The principal and interest on the outstanding notes will be paid using the cash flows from the related reverse mortgage loans, which serve as collateral for the debt. The securitization is callable by the Company with the optional redemption date being any date beginning with the payment date occurring in February 2025. This securitization will be accounted for as a secured financing in the Company’s Consolidated Statements of Financial Condition.
In
Feb
ruar
y
 2022, the Company securitized approximately $638.7 million of its reverse mortgage loans, through the issuance of approximately $639.9 million of mortgage backed notes, which accrue interest at an annual rate of 3.5% on a weighted average basis on the principal balance of the notes and have a scheduled final maturity date occurring in February 2032. The $639.9 million of mortgage backed notes were issued at a weighted average price of 100.0%. The principal and interest on the outstanding notes will be paid using the cash flows from the related reverse mortgage loans, which serve as collateral for the debt. The securitization is callable by the Company with the optional redemption date being any date beginning with the payment date occurring in December 2024. This securitization will be accounted for as a secured financing in the Company’s Consolidated Statements of Financial Condition.
Financing Lines of Credit
Mortgage Lines
In February 2022, a $350.0 million facility was paid-in-full and terminated.
Commercial Lines
In January
2022, a new facility agreement of $12.5 million was executed with a maturity date of January 2024 with an option to extend the maturity date to January 2025.
In February 2022, a $150.0 million facility was paid-in-full and terminated on its maturity date.

2
4
4

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form
10-K.
Based on this evaluation, and the information described above in this Item 9A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at December 31, 2021 due to the material weakness described below.
Management’s Report on Internal Control over Financial Reporting
As discussed elsewhere in this Annual Report, we completed the Business Combination on April 1, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation
S-K
Compliance & Disclosure Interpretations.
Material Weakness in Internal Controls Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. Although management did not conduct a formal assessment

24
5

of internal controls over financial reporting, in connection with our integration of Replay following the Business Combination, as well as during the audit of the financial statements for the year ended December 31, 2021, management has identified material weaknesses in internal controls over financial reporting.
As previously reported, following the Business Combination, we identified a material weakness in Replay’s internal controls over the accounting for temporary and permanent equity and complex financial instruments. Replay’s internal controls to evaluate the accounting for complex financial instruments, such as temporary and permanent equity and warrants issued by a SPAC, did not operate effectively to appropriately apply the provisions of Accounting Standards Codification (“ASC”), Contracts in Entity’s Own Equity (ASC 815-40). This material weakness resulted in the failure to prevent a material error in the accounting for temporary and permanent equity warrants and the resulting restatement of Replay’s previously issued financial statements for the year ended December 31, 2020 and periods prior thereto.
Management has concluded that the material weakness continued to exist at December 31, 2021. We identified that the controls over the accounting for significant and unusual transactions did not operate effectively with respect to application of the provisions of ASC 740 related to the accounting for the deferred tax asset related to the full impairment of goodwill generated as part of the Company’s Business Combination on April 1, 2021. While this control deficiency did not result in any revision to the financial statements included in this Annual Report on Form 10-K, this deficiency, if not remediated, could have resulted in a material misstatement to our annual or interim consolidated statements that may not have been prevented or detected in a timely manner. Accordingly, we have determined that this control deficiency constitutes a material weakness.
In addition, notwithstanding the material weakness described above, based on the additional analysis and other post-closing procedures performed, the Company believes the audited consolidated financial statements and other financial information included in this Annual Report on Form 10-K, are fairly presented, in all material respects, in conformity with GAAP.
Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting
Beginning in the second quarter of fiscal year 2021, we implemented the below changes to our processes to improve our internal control over financial reporting to remediate the control deficiency that gave rise to the material weakness:

a.
While we have processes to properly identify and evaluate the appropriate technical accounting pronouncements and other literature for all significant or unusual transactions, we have enhanced these processes to ensure that the nuances of such transactions are effectively evaluated timely and correctly in the context of the increasingly complex accounting standards. We require the formalized consideration of obtaining additional technical guidance prior to concluding on all significant or unusual transactions.

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

c.
We acquired enhanced access to additional accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of temporary and permanent equity and complex accounting transactions.

In addition to the steps described above, management has previously engaged and continues to engage a third-party tax consultant well-versed in ASC 740 to assist management in evaluating the accounting for complex tax matters. We have also begun the process of executing the following remediation plan that further addresses the material weakness and plan to implement the changes below to our processes to improve our internal control over financial reporting:

a.
Review the organization structure, resources, processes, and controls in place to measure and record income taxes related to significant and unusual transactions to enhance the effectiveness of the design and operation of those controls.

b.	Evaluate and enhance the level of precision in the management review controls related to income taxes for significant and unusual transactions.
Management is committed to remediating the material weakness in a timely fashion. Management believes it has made substantial progress towards remediating the material weakness, subject to continuous management testing of the operating effectiveness of these internal controls. Given the steps outlined above, management believes such efforts will effectively remediate the material weakness. Management will continually assess the effectiveness of the remediation efforts and may determine to take additional measures to address control deficiencies or modify the remediation plan described above.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above in this Item 9A, there has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Definitive Proxy Statement for the 2022 Annual Stockholder Meeting (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2021 fiscal year, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by Item 11 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2021 fiscal year, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2021 fiscal year, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2021 fiscal year, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2021 fiscal year, and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay; Finance of America Equity Capital LLC; Finance of America Companies Inc.; RPLY Merger Sub LLC; RPLY BLKR Merger Sub LLC; Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P.; Blackstone Tactical Opportunities Associates – NQ L.L.C.; the Sellers; and the Seller Representative (incorporated by Reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 7, 2021.

2.2	Letter Agreement, dated April 1, 2021, by and among Seller Representative and Replay (incorporated by Reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

2.3	Letter Agreement, dated April 5, 2021, by and among Seller Representative and Replay (incorporated by Reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

2.4	Letter Agreement, dated March 31, 2021, by and among Family Holdings; TMO; BTO Urban; BTO Urban Holdings II L.P.; and ESC (incorporated by Reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc (incorporated by Reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

3.2	Amended and Restated Bylaws of Finance of America Companies Inc. (incorporated by Reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

4.1	Specimen Warrant Certificate (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

4.2	Assignment, Assumption and Amendment Agreement, dated as of April 1, 2021, by and among Replay, Finance of America Companies Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Replay (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

4.4*	Description of Capital Stock

10.1	Amended and Restated Sponsor Agreement, dated as of October 12, 2020, between Replay, Finance of America Companies Inc., Finance of America Equity Capital LLC the Sponsor and the Initial Shareholders (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.2	Stockholders Agreement, dated as of April 1, 2021, between Finance of America Companies Inc. and certain pre-Closing equityholders of Finance of America Equity Capital LLC (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.3	Registration Rights Agreement, dated as of April 1, 2021, between Finance of America Companies Inc. and the Principal Stockholders (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

Exhibit No.	Description

10.4	Amended and Restated Limited Liability Company Agreement, dated as of April 1, 2021, of Finance of America Equity Capital LLC (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.5	Exchange Agreement, dated April 1, 2021, between Finance of America Companies Inc., Finance of America Equity Capital LLC and the Continuing Unitholders (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.6	Tax Receivable Agreement, dated April 1, 2021, between Finance of America Companies Inc., the Blackstone Investors and the other parties thereto (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.7	Tax Receivable Agreement, dated April 1, 2021, between Finance of America Companies Inc., the BL Investors and the other parties thereto (incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.8†	Amended and Restated UFG Holdings LLC Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).†

10.9†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).†

10.10†	Finance of America Companies Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).†

10.10.1†	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 10-Q filed on August 16, 2021 (File No. 001-40308)).†

10.10.2*†	Form of Named Executive Officer Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.†

10.10.3*†	Form of Non-Employee Director Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.†

10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.12†	Salary Continuation Agreement, dated February 22, 2016, between UFG Holdings LLC and its subsidiaries and Patti Cook (incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).†

10.13†	Salary Continuation Agreement, dated December 3, 2015, between UFG Holdings LLC and its subsidiaries and Jeremy Prahm (incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).†

10.14†	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (Replacement RSUs) (included in Exhibit 10.8) (incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).†

10.15	Amended and Restated Limited Liability Company Agreement of Finance of America Commercial Holdings LLC, dated as of February 10, 2017 (incorporated by reference to Exhibit 10.15 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

Exhibit No.	Description

10.16	Indenture, dated as of November 5, 2020, among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee, relating to Finance of America Funding LLC’s 7.875% Senior Notes due 2025 (incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.17	Form of Note relating to Finance of America Equity Capital LLC’s 7.875% Senior Notes due 2025 (included in Exhibit 10.16) (incorporated by reference to Exhibit 10.17 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.18††	Master Repurchase Agreement, dated March 18, 2020, among National Founders LP, as buyer, FACo Crop Loans LLC, as seller, and FACo Crop Loan Financing Trust C1, as the trust subsidiary (incorporated by reference to Exhibit 10.18 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).††

10.18.1††	First Amendment to the Master Repurchase Agreement among National Founders LP, as buyer, FACo Crop Loans LLC, as seller, and FACo Crop Loan Financing Trust C1, as the trust subsidiary, dated July 30, 2020 (incorporated by reference to Exhibit 10.18.1 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).††

10.18.2††	Second Amendment to the Master Repurchase Agreement among National Founders LP, as buyer, FACo Crop Loans LLC, as seller, and FACo Crop Loan Financing Trust C1, as the trust subsidiary, dated October 21, 2020 (incorporated by reference to Exhibit 10.18.2 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).††

10.18.3*††	Third Amendment to the Master Repurchase Agreement among National Founders LP, as buyer, FACo Crop Loans LLC as seller and FACo Crop Loan Financing Trust C1, as the trust subsidiary, dated _March 19, 2021.††

10.18.4††	Fourth Amendment to Master Repurchase Agreement, dated as of September 17, 2021, by and between FACo Crop Loans LLC as seller, National Founders LP as buyer, FACo Crop Loan Financing Trust C1 as trust subsidiary, and Finance of America Commercial LLC as guarantor (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 10-Q filed on November 12, 2021 (File No. 001-40308)).††

10.18.5*††	Fifth Amendment to Master Repurchase Agreement, dated as of November 19, 2021, among National Founders LP, FACo Crop Loans LLC, FACo Crop Loan Financing Trust.

10.19††	Master Repurchase Agreement, dated April 26, 2019, among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller (incorporated by reference to Exhibit 10.19 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).††

10.19.1††	First Amendment to the Master Repurchase Agreement among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller, dated June 10, 2019 (incorporated by reference to Exhibit 10.19.1 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).††

10.19.2	Second Amendment to the Master Repurchase Agreement among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller, dated May 22, 2020 (incorporated by reference to Exhibit 10.19.2 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).††

10.19.3††	Third Amendment to the Master Repurchase Agreement among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller, dated September 8, 2020 (incorporated by reference to Exhibit 10.19.3 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).††

10.19.4††	Fourth Amendment to the Master Repurchase Agreement among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller, dated March 23, 2021 (incorporated by reference to Exhibit 10.19.4 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).††

Exhibit No.	Description

21.1*	Subsidiaries of the Registrant

23.1*	Consent of BDO USA, LLP for Finance of America Companies Inc.

31.1*	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Management contract or compensatory plan or arrangement.

††	Confidential portions have been omitted.

*	Filed or furnished herewith
Certain agreements and other documents filed as exhibits to this Form 10-K contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and other documents and that may not be reflected in such agreements and other documents. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements and other documents.
Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Finance of America Companies Inc.

Date: March 15, 2022	By:	/s/ Patricia L. Cook
Patricia L. Cook
Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2022	By:	/s/ Brian L. Libman
Brian L. Libman
Chairman of the Board of Directors

Date: March 15, 2022	By:	/s/ Patricia L. Cook
Patricia L. Cook
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 15, 2022	By:	/s/ Menes Chee
Menes Chee
Director

Date: March 15, 2022	By:	/s/ Norma C. Corio
Norma C. Corio
Director

Date: March 15, 2022	By:	/s/ Robert W. Lord
Robert W. Lord
Director

Date: March 15, 2022	By:	/s/ Tyson A. Pratcher
Tyson A. Pratcher
Director

Date: March 15, 2022	By:	/s/ Lance N. West
Lance N. West
Director

Date: March 15, 2022	By:	/s/ Johan Gericke
Johan Gericke
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: March 15, 2022	By:	/s/ Tai A. Thornock
Tai A. Thornock
Chief Accounting Officer
(Principal Accounting Officer)

253