Form 10-K/A
period 2021-12-31
Finance of America Companies Inc.
filed 2022-04-20
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40308

Finance of America Companies Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3474065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5830 Granite Parkway, Suite 400 Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number:
(877)
202-2666
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
equity held
by non-affiliates of
the registrant, based on the closing price of the shares of the registrant’s Class A Common stock, par value $0.0001 per share (“Class A Common Stock”) on The New York Stock Exchange on June 30, 2021, was approximately $254.8 million.
As of April 8, 2022, there were 62,322,681 shares of the registrant’s Class A Common Stock and 15 shares of the registrant’s Class B Common stock, $0.0001 par value per share issued and outstanding (“Class B Common Stock”).
Auditor Name: BDO USA, LLP                Auditor Location: Philadelphia, PA                PCAOB ID#243

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment No. 1”) amends Finance of America Companies Inc.’s (the “Company”) Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2022 (the “Original Filing”).
This Amendment No. 1 is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form
10-K.
This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form
10-K.
Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.
Except as described above or as otherwise expressly provided by the terms of this Amendment No. 1, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Form
10-K
and with our filings with the SEC subsequent to the Original Filing.
Unless the context otherwise requires, all references in this Amendment No. 1 to “we,” “us,” “our,” “Finance of America,” “FoA,” or the “Company” refer to Finance of America Companies Inc. and its consolidated subsidiaries. References to “FoA Equity” are to Finance of America Equity Capital LLC, a Delaware limited liability company, that the Company controls in an
“UP-C”
structure. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

i

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Set forth below is information about each of the Company’s directors and executive officers including ages as of April 1, 2022:

Name	Age	Position
Directors:
Brian L. Libman (2)(3)	56	Chairman of the Board of Directors
Patricia L. Cook	69	Chief Executive Officer and Director
Menes O. Chee (2)(3)	44	Director
Norma C. Corio (1)	61	Director
Robert W. Lord (1)(3)	59	Director
Tyson A. Pratcher (1)	47	Director
Lance N. West (2)	61	Director
Executive Officers:
Graham A. Fleming	53	President
Johan Gericke	51	Executive Vice President, Chief Financial Officer
Jeremy E. Prahm	44	Chief Investment Officer
Anthony W. Villani	65	Chief Legal Officer

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee
Biographies of Directors and Executive Officers
Brian L. Libman
oversees our Company’s business strategy and has served as the Chairman of our board of directors since the closing of the Business Combination. He is the architect of the Company’s unique business model, and it is his vision that guides the Company. Mr. Libman has spent his entire career in the specialty finance area and has been involved in structuring and consummating the acquisitions of more than twenty businesses. Prior to creating Finance of America in 2013, he was the managing partner and CEO of Green Tree Servicing and became the Chief Strategy Officer of its public market successor. He began his career at Lehman Brothers and spent more than a decade developing the loan acquisition, servicing and lending businesses there, including the creation of Aurora Loan Services, one of the nation’s leading alternative mortgage originators and servicers. Through his deep knowledge of the lending space, he invented and was awarded patent: US20070136186A1 for his Automated Loan Evaluation System, which is a system and method for providing a loan pricing model for various lending scenarios. Mr. Libman submatriculated with honors from The Wharton School at the University of Pennsylvania, having earned both his M.B.A. and B.S.E.
Patricia L. Cook
joined the Company in March 2016 and has served as Chief Executive Officer since October 2020. Ms. Cook joined the board of directors of the Company in connection with the closing of the Business Combination. She served as President of the Company from March 2017 until October 2020. Prior to joining the Company, Ms. Cook served as the President of Ditech Financial LLC from February 2013 to February 2016 and Executive Vice President of Green Tree Servicing (now Ditech Financial LLC) from January 2009 to February 2013. Previous to Green Tree Servicing, Ms. Cook served as Executive Vice President and Chief Business Officer of Freddie Mac, Chief Investment Officer for JPMorgan and Chief Investment Officer for Prudential Investment Management, after beginning her career at Salomon Brothers in 1979. Ms. Cook holds a B.A. from Saint Mary’s College and an M.B.A. from New York University Stern School of Business.

Menes O. Chee
has served as a member of FoA Equity’s board of managers since 2017 and became member of the Company’s board of directors following the closing of the Business Combination. Mr. Chee is a Senior Managing Director of Blackstone Inc.; he is a founding partner and member of the investment committee of Blackstone Inc.’s Tactical Opportunities Group. Before joining Blackstone, Mr. Chee was a Principal with
TPG-Axon
Capital and a private equity investment professional with Texas Pacific Group. Mr. Chee began his career at Donaldson Lufkin & Jenrette in the Leveraged Finance and Merchant Banking groups. Mr. Chee graduated magna cum laude from the University of Pennsylvania with a B.S. in Economics from the Wharton School and a B.A. from the College of Arts and Sciences, where he was elected to Phi Beta Kappa.
Norma C. Corio
joined the Company’s board of directors upon the closing of the Business Combination. Ms. Corio currently serves as a Senior Managing Director at OEP. Prior to joining OEP in 2018, Ms. Corio served as the CFO of American Express Global Business Travel from June 2014 to June 2017. Prior to her role at American Express Global Business Travel, Ms. Corio served as
Co-President
of Miller Buckfire from April 2013 to May 2014. Ms. Corio previously worked for JPMorgan Chase from October 1982 to March 2013 where she held various positions, including Treasurer and, separately, Head of Restructuring within the Investment Banking division, where she led corporate financings from June 1995 to August 2008. Ms. Corio also held positions in credit and risk management and investor relations. Ms. Corio serves as a member of the board of directors of public companies Cicor Technologies Ltd.
(SWX:CICN-CH)
and GO Acquisition Corp. (NYSE:GOAC.U), a SPAC, and private companies Omni Environmental Solutions, Wood Technologies International, and Bibliotheca. Ms. Corio is Chair of the audit committees of GO Acquisition Corp. and Omni Environmental Solutions and a member of the audit committees of Cicor Technologies Ltd. and Wood Technologies International; Chair of the compensation committee of Wood Technologies International; and a member of the compensation committee and nominating committee of GO Acquisition Corp. Ms. Corio previously served as a member of the board of directors of Intren. Ms. Corio received her MBA in Banking & Finance from Pace University and her B.A. in Economics from LeMoyne College.
Robert W. Lord
joined the Company’s board of directors upon the closing of the Business Combination. Mr. Lord has served as an IBM Senior Vice President of the Weather Company and IBM Alliances since January 2022. Mr. Lord also served as Senior Vice President of Cognitive Applications, Blockchain, and Ecosystems at IBM from February 2019 to January 2022. He also served as the Chief Digital Officer for IBM from April 2016 to February 2019. From August 2013 until February 2016, Mr. Lord served as both President of AOL and CEO of AOL Platforms at Verizon Communications Inc. Mr. Lord also held a number of leadership roles at Razorfish, Inc. from November 2002 to July 2013, serving most recently as Global CEO. Mr. Lord has served as a member of the board of directors of Aqua Finance, Inc. since October 2020 and previously served as a member of the boards of directors of Williams-Sonoma, Inc. from October 2017 to December 2019 and ScreenVision Media, Inc. from February 2016 to April 2018. Mr. Lord holds a B.S. in Industrial Engineering and Operations Research from Syracuse University and an M.B.A. from Harvard University.
Tyson A. Pratcher
joined the Company’s board of directors upon the closing of the Business Combination. Mr. Pratcher currently serves as a Senior Advisor at 7 Acquisition Corporation and Managing Director at the RockCreek Group. Before joining the RockCreek Group in 2020, Mr. Pratcher served as the Head of Investments at TFO USA from 2017 to 2019. Prior to his role with TFO USA, Mr. Pratcher served as the Director of Opportunistic Investments and the Director of Absolute Return Strategies at the New York State Common Retirement Fund from 2007 to 2017. Mr. Pratcher serves as a member of the board of trustees of FS Multi-Alternative Income Fund. Mr. Pratcher previously served as a member of the board of directors of Organix Recycling, Inc. from 2018 to 2020 and on the boards of directors of Citizens Parking and GripInvest from 2017 to 2019. Mr. Pratcher holds a J.D. from Columbia Law School and a B.S. in Political Science from Hampton University.
Lance N. West
joined the Company’s board of directors upon the closing of the Business Combination. Mr. West previously served as Partner and Senior Managing Director of Centerbridge Partners and former Chairman & CEO of Centerbridge Partners Europe from 2006 to 2018. Since his retirement from Centerbridge

Partners in 2018, Mr. West has been an active private investor in and Senior Advisor to several businesses. Before joining Centerbridge, Mr. West was a Partner Managing Director at Goldman Sachs & Co. LLC, where he headed the firm’s Principal Finance Group. Prior to joining Goldman Sachs & Co. LLC in 1999, he was founder and CEO of Greenthal Realty Partners LP and GRP Financial LLC from 1992 to 1999. Prior to founding GRP, Mr. West was an executive vice president-principal with The Charles H. Greenthal Group, Inc. and began his career as a Member of the Technical Staff at AT&T Bell Laboratories from 1982 to 1984. Mr. West earned his M.S. in Electrical Engineering from the California Institute of Technology in 1983, and graduated magna cum laude with a B.S. in Electrical Engineering from Tufts University in 1982. Mr. West has served as a board member or chair of public and private companies globally including BankUnited (NYSE: BKU), Aktua Soluciones Financieras, Intrepid Aviation Holdings LLC, Green Tree Holdings, Resort Finance America LLC, Triad Financial SM LLC, Williams & Glyn’s Bank Limited
(pre-IPO
Transition Board), APCOA Parking Holdings GmbH, & Duo Bank (Walmart Bank) Canada.
Graham A. Fleming
joined the Company in December 2013 and has served as our Chief Administrative Officer since 2014. Mr. Fleming was appointed to President of our Company in October 2020. Prior to joining the Company, Mr. Fleming founded and served as the President of Icon Residential Lenders. Prior to that, Mr. Fleming served as the Chief Financial Officer of AMRESCO Residential Mortgage and as the
Co-Chief
Executive Officer of Finance America LLC. Mr. Fleming brings over 25 years of experience in the mortgage lending business including extensive expertise in strategic planning, accounting and financial management, regulatory compliance, quality control and risk management, secondary operations and capital markets. Mr. Fleming attended the Dublin Business School, Ireland and is a Chartered Certified Accountant.
Johan Gericke
joined the Company in March 2021 as Chief Financial Officer. Prior to joining the Company, he spent ten years at Capital One in a variety of senior roles including Managing Vice President of Corporate Development, Chief Financial Officer of Retail Banking and Chief Financial Officer of Commercial Banking. Prior to that, he worked at Wells Fargo as Senior Vice President of Corporate Development. Mr. Gericke brings over 19 years of financial services experience with extensive expertise in accounting, mergers and acquisitions, corporate finance and strategic planning. He holds an Honors Bachelor of Accounting Science from the University of South Africa and qualified as a South African Chartered Accountant. Mr. Gericke also holds an M.B.A. from Santa Clara University.
Jeremy E. Prahm
joined the Company in December 2015 as Senior Managing Director across numerous segments of our business, including our Portfolio Management, Forward Mortgage, Reverse Mortgage, and Commercial businesses. Mr. Prahm was appointed as Chief Investment Officer of the Company in April 2021. Prior to joining the Company, Mr. Prahm served as a Portfolio Manager and Director of Quantitative Solutions at Green Tree Investment Management, a wholly owned subsidiary of Walter Investment Management, from December 2008 to December 2015. Mr. Prahm holds a B.S. in Economics from Saint Cloud University.
Anthony W. Villani
oversees our Company’s Legal and Compliance teams and joined the Company in October 2020. He was previously the general counsel of Beyond Finance, Inc. He also served for eight years as executive vice president and general counsel of Nationstar Mortgage Holdings, Inc., now known as Mr. Cooper Group Inc. (“Mr. Cooper”). Prior to joining Mr. Cooper, Mr. Villani was vice president and associate general counsel for three years at Goldman Sachs, where he served as the managing attorney for Litton Loan Servicing LP, a Goldman Sachs company. He also served as executive vice president and general counsel of EMC Mortgage Corporation, a Bear Stearns company. Mr. Villani holds a J.D. from Oklahoma City University School of Law and a B.S. in Political Science from Arizona State University. He was admitted to the Oklahoma Bar in 1983 and the Texas Bar in 1989.
Composition of the Board of Directors
Our business and affairs are managed under the direction of the board of directors. In connection with the Business Combination, the Company and certain pre-closing
equityholders of FoA Equity entered into a

Stockholders Agreement (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, each of certain funds affiliated with Blackstone Inc. (“Blackstone,” and such funds, the “Blackstone Investors”) and an entity controlled by Brian L. Libman (Brian L. Libman and certain entities controlled by him, the “BL Investors” and, together with the Blackstone Investors, the “Principal Stockholders”) are entitled to nominate a certain number of directors to the board of directors, based on each such holder’s ownership of the voting securities of the Company. See “Certain Relationships and Related Person Transactions—Stockholders Agreement.”
Director Independence
Our board of directors has affirmatively determined that each of Mr. Chee, Ms. Corio, Mr. Lord, Mr. Pratcher and Mr. West qualify as independent directors under the NYSE listing standards.
Background and Experience of Directors
When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the board of directors to satisfy its oversight responsibilities effectively in light of its business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, the members of our board of directors considered the following important characteristics, among others:

•	Mr. Libman—our board of directors considered Mr. Libman’s perspective, experience and thorough knowledge of our industry as our founder and Chairman.

•	Ms. Cook—our board of directors considered Ms. Cook’s many years of experience as a financial services executive and her leadership role with the Company.

•	Mr. Chee—our board of directors considered Mr. Chee’s affiliation with Blackstone, his investment expertise and experience working with companies backed by private equity sponsors.

•	Ms. Corio—our board of directors considered Ms. Corio’s extensive financial and management experience and her insight from having served on the boards of directors of public and private companies.

•	Mr. Lord—our board of directors considered Mr. Lord’s leadership skills obtained through extensive executive management and board experience.

•	Mr. Pratcher—our board of directors considered Mr. Pratcher’s considerable financial and investment background, including as a Managing Director at the RockCreek Group.

•	Mr. West—our board of directors considered Mr. West’s financial and investment expertise and his experience serving on the boards of directors of public and private companies.
Board Nomination Process, Identifying Nominees for Election to the Board
The nominating and corporate governance committee is responsible for identifying, evaluating and recommending nominees for election to our board of directors. Final selection of director nominees for election remains within the sole discretion of our board of directors.
Depth of experience, fitness and the ability to make meaningful contributions to our board of directors’ oversight of the business and affairs of the Company in addition to a willingness to exercise independent judgment, and an impeccable reputation for honest and ethical conduct that align with our core values, are important factors when identifying opportunities to add new directors to our board of directors. Additionally, in identifying new director candidates, our board of directors evaluates a candidate’s time commitments to ensure the appropriate amount of time, energy, and care is given to the needs of our business.

Our nominating and corporate governance committee often identifies potential director candidates by asking current directors and executive officers for their recommendations of persons they believe possess the right mix of criteria and qualifications, and are prepared to represent the best interests of the Company and our stockholders. Our nominating and corporate governance committee may also engage firms that specialize in identifying director candidates to our board of directors. Director nominations also may be made at the recommendation of stockholders pursuant to our amended and restated bylaws.
Our nominating and corporate governance committee will evaluate candidates for nomination for election to the board of directors, including those recommended by stockholders on a substantially similar basis as it considers other nominees. Our amended and restated bylaws establish advance notice procedures with respect to the nomination of candidates for election as directors, other than nominations made by or at the direction of the board of directors or a committee of the board of directors. In order for any matter to be “properly brought” before a meeting, a stockholder will have to comply with advance notice requirements and provide us with certain information. Generally, to be timely, a stockholder’s notice must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the immediately preceding annual meeting of stockholders. Our amended and restated bylaws also specify requirements as to the form and content of a stockholder’s notice.
Our Stockholders Agreement grants our Principal Stockholders the right to designate nominees to our board of directors subject to the maintenance of certain ownership requirements. Mr. Chee, who is an employee of Blackstone, and Mr. Libman were designated by our Principal Stockholders in accordance with the Stockholders Agreement. For additional information on our Stockholders Agreement, see “Certain Relationships and Related Transactions—Stockholders Agreement.”
Controlled Company Exception
Our Principal Stockholders control a majority of the combined voting power of all classes of the Company’s stock entitled to vote generally in the election of directors. As a result, the Company is a “controlled company” within the meaning of NYSE corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of the board of directors consist of independent directors, (2) that the board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that the board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. In the event that the Company ceases to be a “controlled company” and the Company’s shares continue to be listed on the NYSE, the Company will be required to comply with these provisions within the applicable transition periods.
Board Committees
The board of directors has established an audit committee, compensation committee and nominating and corporate governance committee. The responsibilities of each committee are described below. The composition of each committee has been made in accordance with NYSE listing standards and the independence standards of Rule
10A-3
of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), as applicable. The board of directors may also establish from time to time any other committees that it deems necessary or desirable. Members serve on these committees until their resignation or until otherwise determined by the board of directors.

Each of the standing committees of the board of directors discussed below operate under written charters. The charters for our audit committee, compensation committee and nominating and corporate governance committee are available on our website under https://ir.financeofamerica.com/corporate-governance/governance-documents. The information contained on, or accessible from, our website is not a part of this report by reference or otherwise.
Audit Committee
Our audit committee consists of Ms. Corio and Messrs. Lord and Pratcher, with Ms. Corio serving as chair. Ms. Corio and Messrs. Lord and Pratcher qualify as independent directors under the NYSE listing standards and the independence standards of Rule
10A-3
of the Exchange Act. Our board of directors has determined that Ms. Corio qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation
S-K
and that all members of the audit committee satisfy the financial literacy requirements of the NYSE.
Our audit committee is responsible for, among other things:

•	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;

•	assisting the board of directors in evaluating the qualifications, performance and independence of our independent auditors;

•	assisting the board of directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;

•	assisting the board of directors in monitoring our compliance with legal and regulatory requirements;

•	reviewing the adequacy and effectiveness of our internal control over financial reporting processes;

•	assisting the board of directors in monitoring the performance of our internal audit function;

•	monitoring the performance of our internal audit function;

•	reviewing with management and our independent auditors our annual and quarterly financial statements;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	preparing the audit committee report that the rules and regulations of the SEC require to be included in our annual proxy statement.
Compensation Committee
Our compensation committee consists of Messrs. Libman, Chee and West, with Mr. Libman serving as chair.
The compensation committee is responsible for, among other things:

•
reviewing and approving corporate goals and objectives relevant to the compensation of our CEO, evaluating our CEO’s performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by the board of directors), determining and approving our CEO’s compensation level based on such evaluation;

•
reviewing and approving, or making recommendations to the board of directors with respect to, the compensation of our other executive officers, including annual base salary, bonus and equity-based incentives and other benefits;

•	reviewing and recommending the compensation of our directors;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure required by SEC rules;

•	preparing the compensation committee report required by the SEC to be included in our annual proxy statement; and

•	reviewing and making recommendations with respect to our equity compensation plans.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Messrs. Libman, Chee and Lord, with Mr. Chee serving as chair.
The nominating and corporate governance committee is responsible for, among other things:

•	assisting our board of directors in identifying prospective director nominees and recommending nominees to the board of directors;

•	overseeing the evaluation of the board of directors and management;

•	reviewing developments in corporate governance practices and developing and recommending a set of corporate governance guidelines; and

•	recommending members for each committee of our board of directors.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee. We are party to certain transactions with affiliates of our Principal Stockholders described in “Certain Relationships and Related Person Transactions.”
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, which is posted on our website at https://www.financeofamerica.com under “Investors—Governance—Governance Documents.” Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation
S-K.
We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website. The information contained on, or accessible from, our website is not incorporated by reference herein.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and certain officers, as well as persons who beneficially own more than 10% of the outstanding shares of our common stock, to file reports regarding their initial stock ownership and subsequent changes to their ownership with the SEC. Except as previously reported and based solely on our review of copies of such reports, written representations and other information otherwise available to us, we believe that, during 2021, no director, executive officer, chief accounting officer or beneficial owner of more than 10% of our common stock failed to timely file a report required pursuant to Section 16(a) of the Exchange Act, except that, due to administrative error, five Form 3s were filed one day late on behalf of our Principal Stockholders.

Item 11.	Executive Compensation.
Compensation Discussion and Analysis
Overview
The following discussion and analysis describes our executive compensation philosophy and programs, the key decisions of our compensation committee with respect to these programs and the reasons for those decisions, principally with respect to our named executive officers, or the NEOs. Our named executive officers for the year ended December 31, 2021 were:

Name	Title
Patricia L. Cook	Chief Executive Officer*
Graham A. Fleming	President
Johan Gericke	Chief Financial Officer**
Jeremy E. Prahm	Chief Investment Officer
Tai A. Thornock	Chief Accounting Officer***
Anthony W. Villani	Chief Legal Officer

*	As previously disclosed, on February 16, 2022, Ms. Cook informed the Company of her intention to retire as Chief Executive Officer of the Company, effective upon the appointment of her successor.
**	Mr. Gericke was appointed as Chief Financial Officer of the Company on April 1, 2021.
***	Mr. Thornock served as Interim Chief Financial Officer of the Company from January 1, 2021 through March 31, 2021.
On April 1, 2021, the Company became a public company as a result of a series of transactions pursuant to which Replay Acquisition Corp combined with Finance of America Companies Inc. (the “Business Combination”), and began trading under the symbol “FOA” on the New York Stock Exchange on April 5, 2021. As a result, the compensation awarded to, earned by, or paid to the NEOs prior to April 1, 2021 was provided by and determined in accordance with policies and practices developed by UFG Holdings LLC (“UFG”), the Company’s predecessor holding company.
Historically, the Company’s compensation practices were representative of the integrated cultures and philosophies of the various businesses that were acquired and integrated together to create the Company. In 2021, the compensation committee of the board of directors of the Company, in consultation with its independent compensation consultant, worked with management to develop plans, programs and practices associated with executive and employee compensation to reinforce and sustain the philosophy and principles disclosed below.
Compensation Philosophy and Objectives
Our compensation program is designed in accordance with a
pay-for-performance
philosophy. We believe that our Company is our people and that our success is a cumulative outcome. The compensation programs we offer directly influence our ability to attract, retain and motivate the highly qualified and experienced professionals who are vital to our success as a company. We believe people perform at their best when they are in well-defined roles, when they feel valued and when they are not distracted by outside concerns.
The top leadership roles in our Company carry tremendous responsibility and demand knowledge, personal qualities and experience that are highly valued in the talent market. Our principal executive compensation objectives are to:

•	Attract, retain and motivate leaders who love what they do and possess the attributes necessary to successfully execute their duties;

•	Reward senior management in a manner aligned with our financial performance, intended to encourage them to apply their attributes to the greatest advantage of our stakeholders; and

•	Align senior management’s interests with our equity owners’ long-term interests through equity participation and ownership.
To accomplish these objectives, our compensation philosophy:

•
Provides a compelling market-competitive opportunity, contingent upon attainment of business results ratified by the board of directors, to participate annually in the financial success of the Company; and

•	Aligns the executive’s long-term career opportunities and financial outcomes with long-term stockholder value, growth of the Company and sustainable business strategies.
The tools we use to accomplish these objectives are continuously being evaluated, refined and balanced to provide an opportunity-to-risk
ratio that is consistent with the Company’s needs. We invest competitively according to our assessment of the actual market value of individuals and reward additional performance-based value, allowing us to share a portion of that value as it occurs.
To accomplish these ends, we provide total direct compensation to our executives via the following:

•	Base salaries;

•	Annual cash incentive compensation; and

•	Long-term incentive compensation.
We also invest significantly in our executives’ and other employees’ professional development, constructive and supportive work environments, effective technologies and in assistance for managing personal health and welfare.
Executive Compensation in 2021
Process for Determining 2021 Compensation
Role of the Compensation Committee and Management
During 2021, the compensation committee assessed the performance of Patricia L. Cook, our Chief Executive Officer, establishing a compensation structure intended to ensure that a substantial portion of Ms. Cook’s compensation would be directly linked to her individual performance and the performance of our business.
In determining the compensation of each of our named executive officers other than the Chief Executive Officer, the compensation committee sought the input of the Chief Executive Officer. The Chief Executive Officer provided recommendations to the compensation committee regarding the compensation of the other named executive officers. The performance of our named executive officers is reviewed at least annually by the compensation committee, based in part on assessments provided by the Chief Executive Officer on all of our named executive officers (other than the Chief Executive Officer). The compensation committee determines each named executive officer’s compensation at least annually. The Chief Executive Officer is not involved in decisions regarding her own compensation.
Role of the Compensation Consultant
In preparation for and in connection with the Business Combination, the compensation committee engaged Frederic W. Cook & Co., Inc. (the “Consultant”) to provide executive compensation consulting services, to advise on executive and director compensation and to help align executive pay with market practices for executive pay decisions following the Business Combination. In May 2021, with the assistance of the Consultant, we conducted a review of the competitiveness of our executive compensation program. With the Consultant’s assistance, we compared total direct compensation (i.e., sum of base salary, short-term incentive compensation and the value of long-term incentives) against market data provided by the Consultant and used it as a reference point to provide a framework for post-Business Combination fiscal 2021 executive compensation decisions.
Factors Considered in Setting Compensation
In determining post-Business Combination compensation levels for our named executive officers, the compensation committee considered each named executive officer’s particular position and responsibility and relied upon the judgment and experience of its members, including their knowledge of competitive compensation levels in our industry. The compensation committee believes that compensation should be competitive with compensation for executive officers in similar positions and with similar responsibilities in our marketplace. As described above, in 2021, the compensation committee retained its own compensation consultant and reviewed peer company disclosures and survey data specific to each NEO, along with consideration of several different factors, including the individual’s performance, scope of responsibilities, depth and breadth of overall leadership experience, and the importance of the position to achieving our strategies. Based upon the considerations described above, the compensation committee determined the total amount of the post-Business Combination compensation and the allocation of total compensation among each of our main components of compensation described below, for the NEOs.
In order to meet our goal of structuring post-Business Combination total direct compensation that is generally competitive with our peers, the board of directors, upon recommendation of the compensation committee, established the following peer group for fiscal 2021:

Black-Knight	LendingTree	PennyMac Financial
Chimera Investment	MGIC Investment	Radian Group
CoreLogic	Mr. Cooper Group	Redwood Trust
Flagstar Bancorp	NMI Holdings	SLM
Greensky	Ocwen	Walker & Dunlop
The compensation committee has used the peer group as a reference point when reviewing the competitiveness of our executive compensation program, making executive compensation decisions, and assisting with the design and operation of our annual incentive plan and the long-term incentive awards.
Key Elements of Executive Compensation Program
Compensation for our named executive officers consists of the following key components:

Element	Description	Objective(s)
Base Salary	• Fixed portion of annual cash pay, which is paid semi-monthly and reviewed annually	Provides a competitive level of fixed compensation

Annual Cash Incentive Compensation	• An annual cash payment targeted as a percentage of base salary that is contingent upon performance	Provides financial incentive to achieve annual business objectives

Element	Description	Objective(s)

Long-Term Incentive Compensation
•  Following the Business Combination, and in consideration of the cancellation of the underlying phantom units previously granted under the MLTIP, the Company granted Replacement RSUs and associated Earnout Rights to certain NEOs pursuant to the terms of the A&R MLTIP described further below

•  The Company began granting annual incentive RSU awards in early 2022
Provides incentives to meet long-term Company goals, align executives with stockholder interests, and support retention
NEO Salaries in 2021
We provide each named executive officer with a base salary for the services that the executive officer performs for us. This compensation component constitutes a stable element of compensation while other compensation elements are variable. Base salaries are reviewed annually and may be increased in light of the individual performance of a NEO, company performance, or changes in the executive’s position within our business, the scope of his or her responsibilities and his or her tenure with the Company.
In preparation for and in connection with the Business Combination, the compensation committee worked with the Consultant to approve market-competitive salary levels for continuing executives and approved base salary increases for certain of our named executive officers. These new salary levels became effective on May 16, 2021. Base salary levels for Messrs. Gericke and Villani were established in connection with their hires during 2021 and 2020, respectively.
The base salaries of our NEOs in 2021, as compared to 2020, were as follows:

Named Executive Officer	2020 Base Salary ($)	2021 Base Salary ($)
Patricia L. Cook	300,000	910,000
Graham A. Fleming	300,000	850,000
Johan Gericke	—	450,000
Jeremy E. Prahm	300,000	850,000
Tai A. Thornock	257,500	300,000
Anthony W. Villani	350,000	350,000
Annual Cash Incentive Compensation
Under the 2021 NEO compensation program, each of our NEOs were eligible to earn an annual cash incentive award targeted at an amount equal to a specified percentage of such NEO’s base salary. Awards to NEOs were tied primarily to Company performance with some variability due to business unit performance. For 2021, target incentive payout amounts for each of the named executive officers were as follows:

Named Executive Officer	2021 Base Salary ($)	Annual Incentive Target % of Base Salary	Annual Incentive Target Payout ($)
Patricia L. Cook	910,000	262%	2,380,000
Graham A. Fleming	850,000	175%	1,487,500

Named Executive Officer	2021 Base Salary ($)	Annual Incentive Target % of Base Salary	Annual Incentive Target Payout ($)
Johan Gericke	450,000	117%	525,000
Jeremy E. Prahm	850,000	175%	1,487,500
Tai A. Thornock	300,000	75%	225,000
Anthony W. Villani	350,000	NA *	NA	*

*	Pursuant to his offer letter, Mr. Villani was guaranteed a bonus of $700,000 for 2021.
The compensation committee, in its sole discretion, approves each named executive officer’s annual cash incentive award payout, taking into consideration recommendations from Ms. Cook (other than with respect to her own compensation). For 2021, these decisions were based primarily on the compensation committee’s assessment of such named executive officer’s individual performance, operational performance of the business functions for which he or she has responsibility, and the officer’s potential to enhance and contribute to our equity owners’ long-term interests. In evaluating these factors, members of the compensation committee relied upon their judgment to determine the ultimate amount of a named executive officer’s annual cash incentive payment that the compensation committee believed was necessary to properly incentivize the named executive officer to seek to achieve our objectives and reward a named executive officer for achieving those objectives over the course of the prior year. Key factors the compensation committee considered in making such determination with respect to Ms. Cook were her role in overseeing the growth and operations of the Company and her leadership on the strategic direction of the Company generally. A key factor that the compensation committee considered in making such determinations with respect to Mr. Gericke were leadership and oversight of the Company’s financial management and treasury functions. Key factors the compensation committee considered in making such determinations with respect to Mr. Prahm were his role in overseeing and managing the strategic direction of the Company’s portfolio management segment. Key factors the compensation committee considered in making such determinations with respect to Mr. Fleming were his oversight of the operation and performance of all lines of business and his role in certain strategic initiatives undertaken by the Company. Key factors the compensation committee considered in making such determinations with respect to Mr. Thornock were his leadership and oversight of the Company’s accounting functions. 2021 bonus awards were paid to our CEO and other NEOs during the first quarter of 2022. The actual cash bonus amounts awarded for the 2021 performance period based on these considerations are reflected below and reported in the “Bonus” column of the Summary Compensation Table.

Named Executive Officer	2021 Annual Cash Incentive Award ($)
Patricia L. Cook	2,750,000
Graham A. Fleming	1,250,000
Johan Gericke	525,000
Jeremy E. Prahm	1,250,000
Tai A. Thornock	360,000
Anthony W. Villani	700,000
Sign-On
Awards and Discretionary Bonuses
From time to time, we may award
sign-on,
retention and discretionary bonuses or other awards to attract or retain executive talent. Generally, sign-on
bonuses and other awards are used to incentivize candidates to leave their current employers or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers.
On February 15, 2021, in connection with Mr. Gericke joining the Company, we entered into an employment offer letter with him to provide for the terms of his compensation as our Executive Vice President – Finance and our Chief Financial Officer. As part of this offer, Mr. Gericke received a cash sign-on
bonus of

$100,000 and a grant of restricted stock units (RSUs) with a grant date value of $600,000 (the “CFO
Sign-On
RSUs”). The RSUs were granted in consideration of the unvested equity Mr. Gericke forfeited upon departure from his former employer. Pursuant to the terms of the RSU award, one-third
vested on the grant date, and the remaining
two-thirds
will vest in equal installments on each of the first two anniversaries of the grant date, subject to Mr. Gericke’s continued employment on the applicable vesting date.
On August 19, 2020, in connection with Mr. Villani joining the Company, we entered into an employment offer letter with him effective October 2, 2020 to provide for the terms of his compensation as our Chief Legal Officer. As part of this offer, Mr. Villani was guaranteed a discretionary cash bonus of $700,000 for the 2021 performance period, subject to Mr. Villani’s continued employment on the bonus payment date.
On May 28, 2021, in recognition of exceptional performance, Mr. Thornock received an incremental discretionary cash bonus of $50,000.
Initial Management Long-Term Incentive Plan
From January 1, 2015 to March 31, 2021, UFG had established a Management Long-Term Incentive Plan (the “MLTIP”) to provide an incentive to key employees to continue in the employment of the Company and to improve the growth and profitability of the Company. Under the MLTIP, phantom units were granted as a vehicle to provide participants with the opportunity to receive payments in connection with certain distributions of the Company. The MLTIP provided that any potential payout with respect to the phantom units would occur only after a specified level of cumulative distributions had been received by equity holders of the Company and was subject to continued employment of the holder through the applicable payment dates. Prior to the Business Combination, there were no payments made with respect to the phantom units.
The phantom units were accounted for as a profit-sharing arrangement under ASC Topic 710, Compensation – General (“Topic 710”) as they did not represent a substantive form of equity and were not indexed to the price of UFG common units. In connection with the Business Combination, participants in the MLTIP received a combination of cash and Replacement RSUs in consideration of the cancellation of their phantom units as described further in “—Actions Taken in Connection with the Transactions” below.
Retirement and Other Benefits
Our named executive officers are generally eligible to receive the same benefits and to participate in the same plans that we offer to other full-time employees, including health and dental insurance, group term life insurance, short- and long-term disability insurance, other health and welfare benefits, our 401(k) Savings Plan (including matching contributions by the Company) and other voluntary benefits. Our NEOs are not eligible to participate in the Company’s Employee Stock Purchase Plan.
These benefits are provided to the named executive officers to eliminate potential distractions from performing their regular job duties. We believe the cost of these programs is counterbalanced by an increase in productivity by the executives receiving access to them.
Tax Considerations
We operate our compensation programs with the good faith intention of complying with Section 409A of the Internal Revenue Code.
Restrictions on Hedging or Pledging
Our securities trading policy prohibits company personnel and their related persons from engaging in any transactions involving any derivatives, including trading in futures and derivative securities, or hedging activities, including options, warrants, puts, call or other similar arrangements or instruments designed to hedge or offset decreases in the market value of securities, related to the Company’s securities. Further, our securities trading policy provides that company personnel and their related persons are prohibited from initiating any transactions that involve pledging any Company securities as collateral for a loan or holding Company securities as security in a margin account after the adoption of the policy.
Actions Taken in Connection with the Business Combination
Amended and Restated Management Long-Term Incentive Plan
In connection with the execution of the transaction agreement, by and among Replay Acquisition Corp, Finance of America Equity Capital LLC, and the other parties thereto, dated as of October 12, 2020 (the “Transaction Agreement”), UFG adopted the Amended and Restated UFG Holdings LLC Management Long-Term Incentive Plan (the “A&R MLTIP”), effective as of the date the Transaction Agreement was executed. The A&R MLTIP replaced the MLTIP under which certain named executive officers were previously granted phantom units as a vehicle to provide participants with the opportunity to receive payments in connection with certain distributions of the Company. Following the date the Transaction Agreement was executed, no additional phantom units were permitted to be granted under the A&R MLTIP.
Under the terms of the A&R MLTIP, participants (including Ms. Cook and Messrs. Fleming, Prahm and Thornock) were entitled to receive, subject to the terms and conditions of the A&R LTIP, (i) a cash payment promptly following April 1, 2021, the closing date of the Business Combination, and, in consideration for the cancellation of the underlying phantom units granted under the MLTIP, (ii) a grant of restricted stock units under the Incentive Plan (as defined below, such restricted stock units, referred to herein as the “Replacement RSUs”) and (iii) the right to receive additional shares of Class A Common Stock upon the occurrence of, at any time during the six years following closing of the Business Combination, (a) the average trading price of our Class A Common Stock meeting or exceeding $12.50 for any 20 trading days within a period of 30 consecutive trading days (the date when the foregoing is first satisfied, the “First Earnout Achievement Date”) or (b) the average trading price of the Class A Common Stock is $15.00 or greater for any 20 trading days within a period of 30 consecutive trading days (the date when the foregoing is first satisfied, the “Second Earnout Achievement Date,” collectively, the “Earnout Rights”). The Earnout Rights are subject to the same service requirements as the Replacement RSUs, as described below. The A&R MLTIP is administered by the compensation committee of the Company, such administrative body being referred to herein as the “Administrator.”
As described above, the Earnout Rights will vest upon the occurrence of certain market-based events (in each instance, an “Earnout Date.”) As applicable, each participant shall receive the right to receive a number of additional shares of Class A Common Stock equal to the product of (i) 900,000 and (ii) a fraction, the numerator of which is the number of Replacement RSUs granted to such participant and the denominator of which is equal to the quotient of (x) the Retained Value (as defined below) divided by (y) the Closing Price (as defined below). The Earnout Rights are subject to the same vesting conditions as the Replacement RSUs to which they relate and will settle at the same time as such Replacement RSUs; provided that, to the extent that a Replacement RSU has settled prior to the occurrence of the applicable Earnout Date, any Earnout Rights in respect of such Replacement RSUs will be vested as of the occurrence of the applicable Earnout Date and will be settled promptly following such Earnout Date Notwithstanding the foregoing, to the extent that any Replacement RSUs are forfeited on or prior to the occurrence of an Earnout Date, for purposes of calculating such participant’s Earnout Rights with respect to such Earnout Date, the amount in the numerator of the fraction described in clause (ii) of the first sentence of this paragraph will be reduced by the number of Replacement RSUs forfeited by such participant on or prior to the applicable Earnout Date.
The terms of the A&R MLTIP provided that, to the extent that the holders of FoA Units (following the Business Combination) as of immediately following the pre–Business Combination closing reorganization (the “Original Unitholders”) receive (i) cash distributions (other than tax distributions) and (ii) cash amounts in respect of a transfer of such FoA Units, together with all prior distributions in connection with the closing of the Business Combination, in excess of a specified hurdle amount equal to the sum of (x) $250,000,000, (y) any capital contributions made to the Company after January 1, 2015, and (z) an amount equal to a fifteen percent (15%) return on capital contributions made to the Company after January 1, 2015, compounded annually (such distributions, “Eligible Distributions”), each participant holding phantom units who is actively employed by one of FoA Equity, its affiliates, subsidiaries or successors or, following the closing of the Business Combination, the Company (for purposes of the A&R MLTIP, referred to herein collectively as, the “Company Group”) on the closing date of the Business Combination would be entitled to receive an amount equal to the product of (i) such Eligible Distribution, (ii) 10% and (iii) a fraction, the numerator of which is the number of phantom units held by such participant and the denominator of which is 1,250, payable promptly following the closing of the Business Combination (“Eligible Distribution Award”).
Original Unitholders received an Eligible Distribution in connection with the closing of the Business Combination, and, accordingly, participants in the A&R MLTIP who were employed by a member of the Company Group on the closing date of the Business Combination (the “A&R MLTIP Participants”) became entitled to receive their respective Eligible Distribution Award, subject to satisfaction of the Release Requirement (defined below). In connection with the Business Combination and pursuant to the terms of the Transaction Agreement, the Original Unitholders elected to reduce the amount of the pre-closing
distributions permitted under the Transaction Agreement to which they would have otherwise been entitled by an amount equal to the aggregate Eligible Distribution Award payable to the A&R MLTIP Participants. Accordingly, the Eligible Distribution Award payable to the A&R MLTIP Participants was borne economically by the Original Unitholders and any rights to repayment or tax deductions associated therewith was allocated to the Original Unitholders. Under the A&R MLTIP, the Administrator had the discretion to pay Eligible Distribution Award in the form of cash, Class A Common Stock, other equity securities or property or any combination. The Administrator determined to pay the Eligible Distribution Awards in cash, and such amounts were paid to participants on or around April 23, 2021.
In addition, on June 17, 2021, pursuant to the terms of the A&R MLTIP, the Company granted to each participant (including each Ms. Cook and Messrs. Fleming, Prahm and Thornock) that (i) held phantom units as of the closing date of the Business Combination and (ii) remained employed with the Company Group as of the RSU Grant Date (as defined below), in consideration for the cancellation of the participant’s phantom units, a number of Replacement RSUs (rounded to the nearest whole number, with 0.5 rounding up) equal to the product of (x) the number of phantom units held by such participant as of the closing date of the Business Combination and (y) the quotient of (A) the Retained Value per Phantom Unit divided by (B) the Closing Price (the date of grant of such Replacement RSUs, the “RSU Grant Date”). For purposes hereof:

•	“Closing Price” equaled $10 per share;

•
“Retained Value” equaled 10% of the sum of (i) the fair market value of all FoA Units held by the Continuing Unitholders immediately following the closing of the Business Combination plus (ii) the product of (x) the number of shares of Class A Common Stock held indirectly by the Continuing Stockholders (as defined in the Transaction Agreement) immediately following the closing of the Business Combination and (y) the Closing Price plus (iii) the present value of the estimated payments to be made by the Company pursuant to the Tax Receivable Agreements (as defined in the Transaction Agreement) plus (iv) the aggregate principal value of notes issued by FoA Equity (or its subsidiaries) (if any) that are distributed to Original Unitholders prior to closing of the Business Combination. Any determinations as to the calculations of the Retained Value will be made by the Administrator in its sole discretion; and

•	“Retained Value per Phantom Unit” equaled the quotient of (i) the Retained Value, divided by (ii) 1,250.

The Replacement RSUs have the following terms:

•	25% of the Replacement RSUs vested on the RSU Grant Date (the “Grant Date RSUs”);

•
The remaining 75% of the Replacement RSUs will vest in equal installments on each of the first three anniversaries of April 1, 2021, the closing date of the Business Combination , subject to the participant’s continued employment with a member of the Company Group through the applicable vesting date;

•	The Grant Date RSUs were settled on September 29, 2021; and

•	All other Replacement RSUs will settle promptly following the applicable vesting date (and in any event within two and one-half months following the applicable vesting date).
Upon payment in cash for Eligible Distribution Awards and grant of Replacement RSUs, phantom units previously granted to certain executive officers were extinguished.
Notwithstanding the foregoing to the contrary, in the event that a participant experiences a termination of employment other than a termination (i) by the applicable member of the Company Group who employs such participant (the “Employer”) for Cause (as defined in the A&R MLTIP) or (ii) by the participant when grounds for Cause exist, in each case, prior to the RSU Grant Date, the Company will issue, or shall cause to be issued, to such participant a number of shares of Class A Common Stock equal to (x) if such termination is a termination of such participant’s employment by the Employer without Cause, by the participant for Good Reason (as defined in the A&R MLTIP), or as a result of the Participant’s death or disability as defined in the A&R MLTIP) (each of the foregoing terminations referred to herein as a “Good Leaver Termination”), the number of shares of Class A Common Stock underlying the Replacement RSUs that such participant would have received had they remained employed with the Employer as of the RSU Grant Date or (y) if such termination is not a Good Leaver Termination, the number of shares of Class A Common Stock underlying the Grant Date RSUs that such Participant would have received had they remained employed with the Employer as of the RSU Grant Date; provided, that in the sole discretion of the Administrator, the obligations to issue shares of Class A Common Stock may be fully or partially satisfied by the Company causing the Employer to make such participant a cash payment equal to the fair market value of all or some portion of the common stock as of the date of the participant’s termination of employment.
In the event that a participant experiences a Good Leaver Termination and such participant holds any unvested Replacement RSUs as of the date of such Good Leaver Termination, such Replacement RSUs will become vested as of such date. Such Replacement RSUs will be settled promptly following the date of such Good Leaver Termination. The compensation committee may, in its sole discretion, accelerate the vesting of any Replacement RSUs without the consent of a participant.
The Replacement RSUs (and the associated Earnout Rights) were issued pursuant to the Incentive Plan and each are considered a “Substitute Award” for purposes thereof. In the sole discretion of the compensation committee, the obligations to issue shares of Class A Common Stock may be fully or partially satisfied by the Company causing the Employer to make to such participant a cash payment equal to the fair market value of all or some portion of the Class A Common Stock otherwise required to be issued.
Except in the event of a Good Leaver Termination (described above), any outstanding unvested Replacement RSUs (and the corresponding Earnout Rights) will be forfeited immediately upon a Participant’s termination of employment for any reason. The participant will be entitled to retain any amounts previously paid or shares of Class A Common Stock issued or transferred to such participant in respect of his or her phantom units or Replacement RSUs (including subsequent Earnout Rights which are due to such participant in respect of Replacement RSUs which are not otherwise forfeited as described above), as applicable, prior to any termination of employment, provided that, if the Company Group terminates the participant’s employment for Cause or such participant has violated any of the restrictive covenants set forth in any confidentiality, non-solicitation,

non-competition
or similar agreements entered into by the participant and any member of the Company Group, any unrealized Earnout Rights held by such participant shall be forfeited, and the participant (or his or her estate, as applicable) shall be required to repay to the Employer any amounts previously paid in respect of any phantom units or gain realized on Replacement RSUs or Class A Common Stock issued pursuant to the A&R MLTIP, as applicable, held by such participant (as reduced by any taxes paid in connection with the distributions that are not recovered by deduction, credit or otherwise), without further adjustment for earnings, losses or similar items.
As a condition to the receipt of any cash, shares of Class A Common Stock or restricted stock units, as applicable, pursuant to the A&R MLTIP, participants were required to agree in writing that such receipt is in full satisfaction of any rights or payments owed to such participant under the A&R MLTIP or the MLTIP and that the Company Group shall be released from any further liability other than its satisfaction of the obligations to make payments pursuant to the A&R MLTIP (the “Release Requirement”).
As discussed further below, the obligations of the members of the Company Group to make cash payments and/or deliver shares of Class A Common Stock, whether pursuant to the Replacement RSUs or in connection with the Earnout Right, in each case, under the A&R MLTIP, will be borne economically by the Original Unitholders and any rights to repayment or tax deductions associated therewith will be allocated to the Original Unitholders.
Each of our NEOs (other than Anthony W. Villani and Johan Gericke) are participants in the A&R MLTIP. The Eligible Distribution Award received by such executives, and the number of Replacement RSUs and Earnout Rights granted to such executives (subject to the terms and conditions of the A&R MLTIP) are set forth below.

Named Executive Officer	Eligible Distribution Award ($)	Replacement RSUs (#)	Earnout Rights (First Earnout Achievement Date) (#)	Earnout Rights (Second Earnout Achievement Date) (#)
Patricia L. Cook	2,112,647	1,307,195	68,400	68,400
Graham A. Fleming	2,112,647	1,307,195	68,400	68,400
Jeremy E. Prahm	1,334,303	825,597	43,200	43,200
Tai A. Thornock	222,384	137,600	7,200	7,200
LTIP Award Settlement Agreement
In connection with the Business Combination, the Company entered into an LTIP Award Settlement Agreement (the “LTIP Award Settlement Agreement”), dated as of October 12, 2020, by and among the Company, FoA Equity, and the Original Unitholders, including the Principal Stockholders, pursuant to which such stockholders agreed to pay and bear the economic consequences to the Company of the obligation to settle such Replacement RSU awards. Accordingly, in connection with the settlement of each vested Replacement RSU award and any related Earnout Rights for which the earnout condition is achieved, such stockholders will deliver to the Company FoA Units and shares of Class A Common Stock, as applicable, in settlement of the awards in accordance with the terms set forth in the LTIP Award Settlement Agreement. Until the earlier of the sixth anniversary of the closing date of the Business Combination or such earlier date when all outstanding Replacement RSU and Earnout Right awards have been settled or otherwise forfeited, the Original Unitholders have agreed to reserve, and not to transfer, a portion of their FoA Units and shares of Class A Common Stock, as the case may be, for future delivery to FoA Equity in connection with the settlement of awards under the A&R MLTIP.
2021 Omnibus Incentive Plan
In connection with the Business Combination, the Company adopted the 2021 Omnibus Incentive Plan (the “Incentive Plan”) and reserved 21,250,000 shares of Class A Common Stock for issuance thereunder, which will allow us to implement a new market-based long-term incentive program to align our executive compensation packages with similarly situated public companies.

In the first quarter of 2022, the compensation committee approved equity grants to our NEOs, which consist of annual grants of time-based restricted stock units that will generally vest in equal annual installments on the first three anniversaries of the grant date, subject to the executive’s continued employment through the applicable vesting date, which is intended to incentivize long-term performance and retain key executives.
Compensation Committee Report
The compensation committee of the board of directors has reviewed and discussed the above “Compensation Discussion and Analysis” with the Company’s management required by Item 402(b) of Regulation
S-K.
Based on this review and discussion, the compensation committee recommended to the Board that the “Compensation Discussion and Analysis” be included in the Company’s 2022 Proxy Statement and the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.
This report was submitted by the compensation committee on April 8, 2022 and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Exchange Act.

Members of the Compensation Committee as of April 8, 2022:

Brian L. Libman
Menes Chee
Lance N. West

2021 Executive Compensation
The following tables contain compensation information with respect to the NEOs for the year ended December 31, 2021. As described above in “Compensation Discussion and Analysis—Overview,” the Company is a newly formed entity and therefore, the 2021 compensation presented below in respect of the NEOs prior to April 1, 2021 was determined in accordance with policies and practices developed by UFG in respect of services the NEOs provided to UFG and/or its subsidiaries.
Summary Compensation Table
The following table provides summary information concerning compensation to or on behalf of our NEOs for the fiscal years indicated. For 2021, to supplement the
SEC-required
disclosure, we have included an additional “Adjusted Total” column to the right of the Summary Compensation Table. We are presenting this supplemental column to exclude amounts associated with certain legacy FoA Equity phantom unit awards that were cancelled in connection with the Business Combination and to show how the compensation committee views the NEOs’ compensation for fiscal 2021. The additional “Adjusted Total” column reflects the “Total” as calculated under SEC rules but excludes the grant date fair value of stock awards presented in the “Stock Awards Funded by the Original Unitholders Upon Cancellation of Cumulative 2015 – 2020 Phantom Units” column and any Eligible Distribution Award received by such executive officers as a result of the Original Unitholders achieving a return in excess of the hurdle associated with such phantom units in connection with Business Combination. As discussed above, in connection with the Business Combination, certain executive officers were granted Replacement RSUs and Earnout Rights in consideration for the cancellation of legacy phantom units previously granted to such officers by FoA Equity under the initial MLTIP from January 1, 2015 through the date of the Transaction Agreement. Pursuant to the terms of the LTIP Award Settlement Agreement, the Original Unitholders, including our Principal Stockholders, have agreed to pay and bear the economic consequences to the Company of the obligation to settle such Replacement RSU and Earnout Right awards. In addition, in connection with the Business Combination and pursuant to the terms of the Transaction Agreement, the Original Unitholders elected to reduce the amount of the pre-closing
distributions permitted under the Transaction Agreement to which they would have otherwise been entitled by an amount equal to the aggregate Eligible Distribution Award payable to the A&R MLTIP Participants. Accordingly, the Eligible Distribution Award payable to the A&R MLTIP Participants was also borne economically by the Original Unitholders. Amounts reported in the “Adjusted Total” column differ substantially from the amounts determined under SEC rules as reported in the “Total” column, and are not a substitute for “Total Compensation” as determined under SEC rules.

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards Funded by the Original Unitholders Upon Cancellation of Cumulative 2015 – 2020 Phantom Units (4)	Stock Awards Funded by Company (5)	Stock Awards ($)(6)	Non-Equity Incentive Plan Compensation Funded by the Original Unitholders as a Distribution on Cumulative 2015 – 2020 Phantom Units ($)(7)	Non-Equity Incentive Plan Compensation ($)(7)	All Other Compensation ($)(8)	Total	Adjusted Total (9)
Patricia L. Cook	2021	681,250	2,750,000	13,610,413	—	13,610,413	2,112,647	2,112,647	8,700	19,163,010	3,439,950
Chief Executive Officer	2020	300,000	3,500,000	—	—	—	—	—	10,925	3,810,925	3,810,925
	2019	300,000	850,000	—	—	—	—	—	8,400	1,158,400	1,158,400

Graham A. Fleming	2021	643,750	1,250,000	13,610,413	—	13,610,413	2,112,647	2,112,647	8,700	17,625,510	1,902,450
President	2020	300,000	3,500,000	—	—	—	—	—	11,675	3,811,675	3,811,675
	2019	300,000	850,000	—	—	—	—	—	809,302	1,959,302	1,959,302

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards Funded by the Original Unitholders Upon Cancellation of Cumulative 2015 – 2020 Phantom Units (4)	Stock Awards Funded by Company (5)	Stock Awards ($)(6)	Non-Equity Incentive Plan Compensation Funded by the Original Unitholders as a Distribution on Cumulative 2015 – 2020 Phantom Units ($)(7)	Non-Equity Incentive Plan Compensation ($)(7)	All Other Compensation ($)(8)	Total	Adjusted Total (9)
Johan Gericke(1)	2021	363,069	625,000	—	599,997	599,997	—	—	—	1,588,066	1,588,066
Chief Financial Officer

Jeremy E. Prahm	2021	643,750	1,250,000	8,596,052	—	8,596,052	1,334,303	1,334,303	8,700	11,832,805	1,902,450
Chief Investment Officer	2020	291,667	3,500,000	—	—	—	—	—	8,125	3,799,792	3,799,792
	2019	250,000	1,000,000	—	—	—	—	—	809,302	2,059,302	2,059,302

Tai A. Thornock	2021	285,029	410,000	1,432,680	—	1,432,680	222,384	222,384	9,450	2,359,543	704,479
Chief Accounting Officer and Interim Chief Financial Officer	2020	255,625	750,000	—	—	—	—	—	9,532	1,015,157	1,015,157
	2019	250,000	250,000	—	—	—	—	—	8,400	508,400	508,400

Anthony W. Villani	2021	350,000	700,000	—	—	—	—	—	9,200	1,059,200	1,059,200
Chief Legal Officer	2020	84,918	300,000	—	—	—	—	—	83	385,001	385,001

(1)	Mr. Gericke commenced employment with the Company on March 10, 2021 and was appointed Chief Financial Officer on April 1, 2021.
(2)
The amounts in the “Salary” column represent the base salary earned by each NEO. For additional details on actions taken with respect to the base salaries of the applicable NEOs in fiscal 2021, see “Compensation Discussion and Analysis—Key Elements of Executive Compensation Program—NEO Salaries in 2021.”

(3)
The amounts in the “Bonus” column for 2021 represent annual bonus awards and other discretionary awards described above, which were paid in the first quarter following the calendar year. The terms of the Company’s annual cash incentive program are described more fully above under “—Compensation Discussion and Analysis—Executive Compensation in 2021—Annual Cash Incentive Compensation”.

(4)
Represents the aggregate grant date fair value of time-vesting Replacement RSUs and Earnout Rights granted in connection with the Business Combination calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“Topic 718”). The assumptions made in determining values with respect to awards granted during fiscal 2021 are disclosed in Note 27 (Equity Based Compensation) to the Consolidated Financial Statements in our Annual Report on Form
10-K
filed on March 15, 2022. As the Earnout Rights vest subject to the Company achieving certain share price targets, they are subject to market conditions, and not performance conditions, as defined under Topic 718, and therefore have no maximum grant date fair values that differ from the grant date fair values presented in the table. Such Replacement RSUs and Earnout Rights were granted to certain executive officers in connection with the Business Combination in consideration for the cancellation of legacy phantom units previously granted to such officers by FoA Equity under the initial MLTIP from January 1, 2015 through the date of the Transaction Agreement. For additional information on the cancellation of such phantom units, see “—Compensation Discussion and Analysis—Actions Taken in Connection with the Business Combination.”

As discussed above, in connection with the Business Combination, the Original Unitholders, including our Principal Stockholders, have agreed to pay and bear the economic consequences to the Company of the obligation to settle such Replacement RSU awards pursuant to the terms of the LTIP Award Settlement Agreement. Accordingly, in connection with the settlement of each vested Replacement RSU award and any related Earnout Rights for which the earnout condition is achieved, such stockholders will deliver to the Company FoA Units and shares of Class A Common Stock, as applicable, in settlement of the awards in accordance with the terms set forth in the LTIP Award Settlement Agreement. For additional information on the terms of the Replacement RSUs, Earnout Rights and the LTIP Award Settlement Agreement, see “—Compensation Discussion and Analysis—Actions Taken in Connection with the Business Combination.”

(5)
In the case of Mr. Gericke, amounts reported reflect the aggregate grant date fair value of the CFO
Sign-On
RSUs calculated in accordance with Topic 718. For additional information on the terms of the CFO
Sign-On
RSUs, see “—Compensation Discussion and Analysis
—Sign-On
Awards.” The assumptions made in determining values with respect to awards granted during fiscal 2021 are disclosed in Note 27 (Equity Based Compensation) to the Consolidated Financial Statements in our Annual Report on Form
10-K
filed on March 15, 2022.

(6)
Represents the aggregate grant date fair value of the time-vesting Replacement RSUs, Earnout Rights and CFO
Sign-On
RSUs as reported in the “Stock Awards Funded by the Original Unitholders Upon Cancellation of Cumulative 2015 – 2020 Phantom Units” and “Stock Awards Funded by Company” columns.

(7)
Represents the amount of the Eligible Distribution Award received by Ms. Cook and Messrs. Prahm, Fleming and Thornock in connection with the Business Combinations with respect to their phantom units. From January 1, 2015 through October 12, 2020, each of Ms. Cook and Messrs. Prahm, Fleming and Thornock received awards of phantom units under the Company’s prior MLTIP. The phantom units were accounted for as a profit-sharing arrangement under Topic 710 as they did not represent a substantive form of equity and were not indexed to the price of UFG common units. In connection with the Business Combination, each of Ms. Cook and Messrs. Prahm, Fleming and Thornock received an Eligible Distribution Award upon the Original Unitholders achieving a return in excess of the hurdle associated with the phantom units. Pursuant to the terms of the Transaction Agreement, the Original Unitholders elected to reduce the amount of the pre-closing
distributions permitted under the Transaction Agreement to which they would have otherwise been entitled by an amount equal to the aggregate Eligible Distribution Award payable to the A&R MLTIP Participants. Accordingly, the Eligible Distribution Award payable to each of Ms. Cook and Messrs. Prahm, Fleming and Thornock was borne economically by the Original Unitholders. For additional information see “—Compensation Discussion and Analysis —Actions Taken in Connection with the Business Combination.”

(8)
For each NEO other than Messrs. Villani and Thornock, the amounts in the “All Other Compensation” column for 2021 include Company 401(k) matching contributions. In the case of Messrs. Villani and Thornock, amounts include Company 401(k) matching contributions and Company matching contribution to their health savings accounts.

(9)
To supplement the
SEC-required
disclosure in the Summary Compensation Table, we have included this additional “Adjusted Total” column to the right of the Summary Compensation Table. We are presenting this supplemental column to show how the compensation committee views the NEOs’ compensation for fiscal 2021. The additional “Adjusted Total” column reflects the “Total” compensation column calculated under SEC rules but excludes the grant date fair value of Replacement RSUs and Earnout Rights granted to certain executive officers in connection with the Business Combination in consideration for the cancellation of legacy phantom units previously granted to such officers by FoA Equity and any Eligible Distribution Award received by such executive officers as a result of the Original Unitholders achieving a return in excess of the hurdle associated with such phantom units. Pursuant to the terms of the LTIP Award Settlement Agreement, the Original Unitholders, including our Principal Stockholders, have agreed to pay and bear the economic consequences to the Company of the obligation to settle such Replacement RSU and Earnout Right awards. In addition, pursuant to the terms of the Transaction Agreement, the Original Unitholders elected to reduce the amount of the pre-closing
distributions permitted under the Transaction Agreement to which they would have otherwise been entitled by an amount equal to the aggregate Eligible Distribution Award payable to the A&R MLTIP Participants. Accordingly, the Eligible Distribution Award payable to the A&R MLTIP Participants was also borne economically by the Original Unitholders. Amounts reported in the “Adjusted Total” column differ substantially from the amounts determined under SEC rules as reported in the “Total” column, and are not a substitute for “Total Compensation” as determined under SEC rules.

Grants of Plan-Based Awards in Fiscal 2021
The following table provides information with respect to grants of plan-based awards to our NEOs during the year ended December 31, 2021.

			Estimated future payouts under equity incentive plan awards
Name	Award Type	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)(4)
Patricia L. Cook	Replacement RSUs Funded by Original Unitholders (1)	6/17/2021	—	—	—	1,307,195		12,392,209
	Earnout Rights Funded by Original Unitholders (2)	6/17/2021	—	136,800	—	—		1,218,204

							Total:	13,610,413
Graham A. Fleming	Replacement RSUs Funded by Original Unitholders (1)	6/17/2021	—	—	—	1,307,195		12,392,209
	Earnout Rights Funded by Original Unitholders (2)	6/17/2021	—	136,800	—	—		1,218,204

							Total:	13,610,413
Johan Gericke	Sign-On RSUs (3)	11/18/2021	—	—	—	112,149		599,997

							Total:	599,997
Jeremy E. Prahm	Replacement RSUs Funded by Original Unitholders (1)	6/17/2021	—	—	—	825,597		7,826,660
	Earnout Rights Funded by Original Unitholders (2)	6/17/2021	—	86,400	—	—		769,392

							Total:	8,596,052
Tai A. Thornock	Replacement RSUs Funded by Original Unitholders (1)	6/17/2021	—	—	—	137,600		1,304,448
	Earnout Rights Funded by Original Unitholders (2)	6/17/2021	—	14,400	—	—		128,232

							Total:	1,432,680
Anthony W. Villani		—	—	—	—	—	—	—

(1)
Represents grants of Replacement RSUs. Each Replacement RSU represents a contingent right to receive one share of the Company’s Class A Common Stock. The restricted stock units will be settled in either Class A Common Stock or cash (or a combination thereof) at the discretion of the compensation committee. Pursuant to the terms of the A&R MLTIP, 25% of the Replacement RSUs vested on the grant date, and the remaining 75% will vest in equal installments on each of the first three anniversaries of the closing of the Business Combination, subject to each holder’s continued employment through the vesting date. See “—Compensation Discussion and Analysis—Actions Taken in Connection with the Business Combination” for further discussion of the Replacement RSUs granted in 2021. As discussed above, pursuant to the terms of the LTIP Award Settlement Agreement, the Original Unitholders, including our Principal Stockholders, have agreed to pay and bear the economic consequences to the Company of the obligation to settle such Replacement RSU awards.

(2)
Reflects Earnout Rights granted in 2021, which represent the right to receive additional shares of Class A Common Stock. Half of the Earnout Rights will vest upon the occurrence of the First Earnout Achievement Date and half of the Earnout Rights will vest upon the occurrence of the Second Earnout Achievement Date. The Earnout Rights are subject in each case to the same service requirements as the Replacement RSUs. See “—Compensation Discussion and Analysis—Actions Taken in Connection with the Business Combination” for further discussion of the Earnout Rights granted in 2021. As discussed above, pursuant to the terms of the LTIP Award Settlement Agreement, the Original Unitholders, including our Principal Stockholders, have agreed to pay and bear the economic consequences to the Company of the obligation to settle such Earnout Right awards.

(3)
Reflects the CFO
Sign-On
RSUs granted to Mr. Gericke. Each CFO
Sign-On
RSU represents a contingent right to receive one share of the Company’s Class A Common Stock. The CFO
Sign-On
RSUs will be settled in either Class A Common Stock or cash (or a combination thereof) at the discretion of the compensation committee. Pursuant to the terms of the award, one-third
of the CFO
Sign-On
RSUs vested on the grant date, and the remaining
two-thirds
will vest in equal installments on each of the first two anniversaries of the grant date, subject to Mr. Gericke’s continued employment on the applicable vesting date.

(4)
Represents the grant date fair value of the Replacement RSUs, Earnout Rights and CFO
Sign-On
RSUs, as applicable, granted in 2021 with respect to the NEOs. The assumptions made in determining values with respect to awards granted during fiscal 2021 are disclosed in Note 27 (Equity Based Compensation) to the Consolidated Financial Statements in our Annual Report on Form
10-K
filed on March 15, 2022.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Amended and Restated Management Long-Term Incentive Plan
The Company’s MLTIP was established on January 1, 2015 to provide an incentive to key employees to continue in the employment of the Company and to improve the growth and profitability of the Company. UFG adopted the A&R MLTIP, effective as of October 12, 2020, the date the Transaction Agreement was executed. For further discussion of the A&R MLTIP, see “—Actions Taken in Connection with the Transactions—Amended and Restated Management Long-Term Incentive Plan” above. As a result of awards granted pursuant to the A&R MLTIP, phantom units held by certain executive officers of the Company were replaced in connection with the adoption of the Incentive Plan.
Outstanding Equity Awards at 2021 Fiscal
Year-End
The following table provides information regarding outstanding equity awards held by each of our NEOs as of December 31, 2021.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
Patricia L. Cook	980,397	(2)	3,892,176	136,800	(3)	543,096
Graham A. Fleming	980,397	(2)	3,892,176	136,800	(3)	543,096
Johan Gericke	74,766	(4)	296,821	NA		NA
Jeremy E. Prahm	619,198	(2)	2,458,216	86,400	(3)	343,008
Tai A. Thornock	103,200	(2)	409,704	14,400	(3)	57,168
Anthony W. Villani	NA		NA	NA		NA

(1)	Amounts reported are based on the closing price of our common stock on the NYSE as of December 31, 2021, the last trading day of the fiscal year, of $3.97.
(2)	Represents Replacement RSUs which will vest in equal installments on each of the first three anniversaries of the closing of the Business Combination, subject to each holder’s continued employment.

(3)
Reflects Earnout Rights granted in 2021, which represent the right to receive additional shares of Class A Common Stock and will vest 50% upon the occurrence of the First Earnout Achievement Date and 50% upon the occurrence of the Second Earnout Achievement Date, in each case subject to the same continued service requirements as the Replacement RSUs.

(4)
Reflects the CFO
Sign-On
RSUs granted to Mr. Gericke, which will vest in equal installments on each of the first two anniversaries of the grant date, subject to Mr. Gericke’s continued employment on the applicable vesting date.

Option Exercises and Stock Vested in Fiscal 2021
The following table provides information regarding the amounts recognized by our NEOs upon the vesting of stock awards during the year ended December 31, 2021.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Patricia L. Cook	326,798	1,643,794
Graham A. Fleming	326,798	1,643,794
Johan Gericke	37,383	199,999
Jeremy E. Prahm	206,399	1,038,187
Tai A. Thornock	34,400	173,032
Anthony W. Villani	N/A	N/A

(1)	The equity awards that vested during the 2021 fiscal year consist of RSUs granted pursuant to our Incentive Plan.
(2)	The value realized on vesting is based on the closing price on the NYSE of our common stock on the day prior to the vesting date or, if immediately vesting, the closing price on the grant date.
Pension Benefits and Nonqualified Deferred Compensation
Our NEOs do not participate in any pension or nonqualified deferred compensation plans and received no pension benefits or nonqualified deferred compensation during the year ended December 31, 2021.
Potential Payments and Benefits upon Termination or Change in Control
Salary Continuation Agreements
The Company entered into a salary continuation agreement with Patricia L. Cook on March 7, 2016, which provides the Company the option to pay Ms. Cook her regular salary and any benefits (excluding bonus or other incentive compensation) for a period of the Company’s choosing (not to exceed 12 months from the date of termination) in exchange for Ms. Cook’s agreement to abide by certain restrictive covenants, including non-competition,
non-solicitation
and confidentiality provisions. The agreement would be triggered by her voluntary separation from the Company and not by any other type of separation.
The Company entered into a salary continuation agreement with Jeremy E. Prahm on December 2, 2015, which provides the Company the option to pay Mr. Prahm his regular salary and any benefits (excluding bonus or other incentive compensation) for a period of the Company’s choosing (not to exceed 6 months from the date of termination) in exchange for Mr. Prahm’s agreement to abide by certain restrictive covenants, including noncompetition, non-solicitation
and confidentiality provisions. The agreement would be triggered by his voluntary separation from the Company and not by any other type of separation.
None of our other NEOs are party to any arrangement that provides for severance benefits.

Equity Awards
In the case of outstanding Replacement and CFO
Sign-On
RSUs, in the event that a participant experiences a Good Leaver Termination and such participant holds any unvested RSUs as of the date of such Good Leaver Termination, such RSUs will become vested as of such date. Such RSUs will be settled promptly following the date of such Good Leaver Termination. Except in the event of a Good Leaver Termination, any outstanding unvested Replacement RSUs (and the corresponding Earnout Rights) will be forfeited immediately upon a participant’s termination of employment for any reason. In the case of the CFO
Sign-On
RSUs, in the event of a Change in Control (as defined in the applicable award agreement), in connection with which the successor to the Company or acquiring entity fails to assume, convert or replace the RSUs, any then-outstanding unvested RSUs, to the extent not assumed, will become vested as of immediately prior to the Change in Control, provided Mr. Gericke has not undergone a termination prior to consummation of such Change in Control.
Estimated Payments and Benefits Upon Termination
This section describes the potential payments and benefits to which the NEOs would have been entitled to receive if one of several different termination of employment or change in control events occurred on December 31, 2021.

	Death ($)(4)		Disability ($)		Termination Without Cause or for Good Reason ($)		Voluntary Separation by Executive ($)		Change in Control ($)
Name
Patricia L. Cook
Salary	—		—		—		910,000	(2)	—
Annual Bonus	—		—		—		—		—
Accelerated Vesting of RSUs	3,892,176	(1)	3,892,176	(1)	3,892,176	(1)	—		—
Acceleration of Service Condition for Earnout Rights	—	(3)	—	(3)	—	(3)	—	(3)	—
Benefits	—		—		—		6,407	(2)	—

Total	3,892,176		3,892,176		3,892,176		916,407		—

Graham A. Fleming
Salary	—		—		—		—		—
Annual Bonus	—		—		—		—		—
Accelerated Vesting of RSUs	3,892,176	(1)	3,892,176	(1)	3,892,176	(1)	—		—
Acceleration of Service Condition for Earnout Rights	—	(3)	—	(3)	—	(3)	—	(3)	—
Benefits	—		—		—		—		—

Total	3,892,176		3,892,176		3,892,176		—		—

Johan Gericke
Salary	—		—		—		—		—
Annual Bonus	—		—		—		—		—
Accelerated Vesting of RSUs	296,821	(1)	296,821	(1)	296,821	(1)	—		—
Benefits	—		—		—		—		—

Total	296,821		296,821		296,821		—		—

	Death ($)(4)		Disability ($)		Termination Without Cause or for Good Reason ($)		Voluntary Separation by Executive ($)		Change in Control ($)
Name
Jeremy E. Prahm
Salary	—		—		—		425,000	(2)	—
Annual Bonus	—		—		—		—		—
Accelerated Vesting of RSUs	2,458,216	(1)	2,458,216	(1)	2,458,216	(1)	—		—
Acceleration of Service Condition for Earnout Rights	—	(3)	—	(3)	—	(3)	—	(3)	—
Benefits	—		—		—		277		—

Total	2,458,216		2,458,216		2,458,216		425,277		—

Tai A. Thornock
Salary	—		—		—		—		—
Annual Bonus	—		—		—		—		—
Accelerated Vesting of RSUs	409,704	(1)	409,704	(1)	409,704	(1)	—		—
Acceleration of Service Condition for Earnout Rights	—	(3)	—	(3)	—	(3)	—	(3)	—
Benefits	—		—		—		—		—

Total	409,704		409,704		409,704		—		—

Anthony W. Villani
Salary	—		—		—		—		—
Annual Bonus	—		—		—		—		—
Benefits	—		—		—		—		—

Total	—		—		—		—		—

(1)
Pursuant to the award agreements granting each of Ms. Cook and Messrs. Prahm, Fleming and Thornock Replacement RSUs under our 2021 Omnibus Incentive Plan as a result of the A&R MLTIP, in the event any named executive officer’s employment terminates as a result of his or her death or disability, all unvested Replacement RSU awards shall immediately vest. Additionally, pursuant to the Replacement RSU award agreements, in the event any named executive officer’s employment is terminated by the Company without Cause, or by the employee for Good Reason, all unvested Replacement RSU awards shall immediately vest. Pursuant to the award agreement granting Mr. Gericke RSUs under our 2021 Omnibus Incentive Plan, in the event our named executive officer’s employment terminates as a result of his death or disability or in the event of a change in control, in connection with which the successor to the Company fails to assume, convert or replace the RSUs, all unvested RSU awards shall immediately vest. Additionally, pursuant to the RSU award agreement, in the event our named executive officer’s employment is terminated by the Company without Cause, or by the employee for Good Reason, all unvested RSU awards shall immediately vest. Equity amounts are based on the closing market price of our Class A Common Stock of $3.97 on December 31, 2021.

(2)
Represents an amount equal to 12 months of base salary and benefits as of December 31, 2021 for Ms. Cook and 6 months of base salary and benefits as of December 31, 2021 for Mr. Prahm. Pursuant to the respective Salary Continuation Agreement, upon voluntary termination by the NEO, the Company may exercise and enforce restrictive covenants up to the referenced time period in exchange for salary continuation.

(3)
Pursuant to the award agreements granting each of Ms. Cook and Messrs. Prahm, Fleming and Thornock Earnout Rights as a result of the A&R MLTIP, in the event our named executive officer’s employment terminates as a result of his or her death or disability or, in the event our named executive officer’s employment is terminated by the Company without Cause or by the employee for Good Reason, the service condition for all of the outstanding Earnout Rights shall be immediately satisfied. The Earnout Rights will remain outstanding and subject to an Earnout Date being achieved, i.e., the market condition being met, prior to vesting. As of December 31, 2021, the market condition applicable to the Earnout Rights had not been met.

(4)
These amounts do not include benefits under employer paid life insurance policies that are generally available to all employees. All salaried employees are entitled to a death benefit of one-time
annual earnings up to $500,000.

Director Compensation
Beginning on April 1, 2021, we offered a market-competitive director compensation program for non-employee,
non-Blackstone
affiliated directors. Our director compensation program provides eligible non-employee
directors with an annual compensation package of $200,000, consisting of a quarterly cash retainer of $25,000 and an annual grant of approximately $100,000 in equity compensation. directors who are employed by us and directors who are affiliated with Blackstone are not compensated by us for their services as directors. Accordingly, neither Patricia L. Cook nor Menes O. Chee received any such compensation. The table below summarizes the compensation earned by each eligible non-employee director
for the year ended December 31, 2021.
2021 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Brian L. Libman	75,000	99,997	174,997
Norma C. Corio	75,000	99,997	174,997
Robert W. Lord	75,000	99,997	174,997
Tyson A. Pratcher	75,000	99,997	174,997
Lance N. West	75,000	99,997	174,997

(1)	Reflects fees earned by the director for the year ended December 31, 2021, whether or not paid in such year.
(2)
The amount reflects the aggregate grant date fair value of the stock awards granted on November 18, 2021, computed in accordance with Topic 718, based the closing price of our common stock on the grant date. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service vesting conditions. For more information on the assumptions used in our estimates of value, please refer to Note 27 (Equity Based Compensation) to the Consolidated Financial Statements in our Annual Report on Form
10-K
filed on March 15, 2022. The amounts reported in this column reflect the accounting cost for these RSUs and do not correspond to the actual economic value that may be received by the directors upon vesting and/or settlement of the RSUs. As of December 31, 2021, each of our eligible non-employee directors
held an aggregate 18,691 RSUs.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Principal Stockholders and Directors and Executive Officers
The following table sets forth information regarding the beneficial ownership of shares of the Company’s Class A Common Stock as of April 8, 2022 by:

•	each person known to the Company to be the beneficial owner of more than 5% of the shares of any class of the Company’s common stock;

•	each named executive officer or director of the Company; and

•	all officers and directors of the Company as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.
The beneficial ownership of the shares of Class A Common Stock of the Company is based on 62,322,681 vested shares of Class A Common Stock outstanding and 15 shares of Class B Common stock outstanding. The shares of Class B Common Stock have no economic rights, but entitle each holder, without regard to the number of shares of Class B Common Stock held by such holder, to a number of votes that is equal to the aggregate number of FoA Units held by such holder on all matters on which stockholders of the Company are entitled to vote generally. Holders of shares of Class B Common Stock vote together with holders of Class A Common Stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.
The beneficial ownership information below excludes 4,258,500 unvested shares of Class A Common Stock held by Replay Sponsor, LLC (the “Sponsor”), which are subject to vesting and forfeiture and will not be entitled to receive any dividends or other distributions, or to have any other economic rights until such shares are vested, and such shares will not be entitled to receive back dividends or other distributions or any other form of economic
“catch-up”
once they become vested. Additionally, for so long as they remain unvested, such shares must be voted proportionately with all other shares of Class A Common Stock and Class B Common Stock on all matters put to a vote of holders of the Company’s voting stock (i.e., holders of unvested shares will have no discretion in how such shares are voted).
The beneficial ownership information below excludes the shares underlying the Warrants, the securities which were issued as an additional earnout payment in connection with the Business Combination (the “Earnout Securities”) and the shares expected to be issued or reserved under the Omnibus Incentive Plan, which are not deemed beneficially owned under the rules of the SEC.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is 5830 Granite Parkway, Suite 400, Plano, Texas 75024.

	Beneficial Ownership
Name of Beneficial Owner	Shares of Class A Common Stock (1)	FoA Units (1)	% of Total Voting Power (2)
Five Percent Holders:
Blackstone (3)(4)	21,813,834	50,122,895	38.3%

Named Executive Officers and Directors:
Brian L. Libman (3)(5)	326,664	72,121,330	38.6%
Patricia L. Cook (6)	305,392	394,954	*
Menes O. Chee (7)	—	—	—
Norma C. Corio	—	—	—

	Beneficial Ownership
Name of Beneficial Owner	Shares of Class A Common Stock (1)	FoA Units (1)	% of Total Voting Power (2)
Robert W. Lord	—	—	—
Tyson A. Pratcher	—	—
Lance N. West (8)	700,000	—	*
Graham A. Fleming (9)	366,797	1,265,965	*
Johan Gericke	33,128	—	*
Jeremy E. Prahm (10)	224,560	476,059	*
Tai A. Thornock	48,640	—	—
Anthony W. Villani	—	—	—
All Directors and Executive Officers as a Group (12 persons)	2,005,181	74,258,308	40.6%

*	Represents less than 1%.
(1)
Subject to the terms of the Exchange Agreement, the FoA Units are exchangeable for shares of the Company’s Class A Common Stock on a one-for-one
basis. Beneficial ownership of FoA Units reflected in this table has not been also reflected as beneficial ownership of shares of the Company’s Class A Common Stock for which such FoA Units may be exchanged. Shares of Class B Common have no economic rights but provide each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of FoA Units held by such holder on all matters on which stockholders of the Company are entitled to vote generally.

(2)	Represents percentage of voting power of the Company’s Class A Common Stock and Class B Common Stock voting together as a single class.
(3)
Pursuant to the Stockholders Agreement, each of our Principal Stockholders have certain board nomination and other rights as described in “Certain Relationships and Related Party Transactions—Exchange Agreement.” Each of the Blackstone Investors and the BL Investors agreed to vote the respective shares of the Company’s common stock beneficially owned by them in favor of the individuals nominated as the Company’s directors in accordance with the terms of the Stockholders Agreement.

(4)
Reflects 49,836,805 FoA Units held directly by BTO Urban Holdings L.L.C., 286,090 FoA Units held directly by Blackstone Family Tactical Opportunities Investment Partnership NQ – ESC L.P. and 21,813,834 shares of Class A Common Stock directly held by BTO Urban Holdings II L.P based on the amended Schedule 13D filed by Blackstone on April 5, 2022.

BTO Urban Holdings L.L.C. is owned by Blackstone Tactical Opportunities Fund – NQ L.P., Blackstone Tactical Opportunities Fund II – NQ L.P., Blackstone Tactical Opportunities Fund – A (RA) – NQ L.P., Blackstone Tactical Opportunities Fund – I – NQ L.P., Blackstone Tactical Opportunities Fund – S – NQ L.P., Blackstone Tactical Opportunities Fund – C – NQ L.P., Blackstone Tactical Opportunities Fund – L – NQ L.P., Blackstone Tactical Opportunities Fund – O – NQ L.P., Blackstone Tactical Opportunities Fund – N – NQ L.P., Blackstone Tactical Opportunities Fund – U – NQ L.L.C., Blackstone Tactical Opportunities Fund II – C – NQ L.P., Blackstone Tactical Opportunities Fund – T – NQ L.P., Blackstone Tactical Opportunities Fund II – F – NQ L.P., Blackstone Tactical Opportunities Fund – G – NQ L.P., Blackstone Tactical Opportunities Fund – AD – NQ L.P. (collectively, each of the Blackstone Tactical Opportunities Funds described above in this paragraph shall be referred to as the “Blackstone Tactical Opportunities Funds”), BTAS NQ Holdings L.L.C. and Blackstone Family Tactical Opportunities Investment Partnership SMD L.P.
The general partner of each of the Blackstone Tactical Opportunities Funds is Blackstone Tactical Opportunities Associates – NQ L.L.C. The sole member of Blackstone Tactical Opportunities Associates – NQ L.L.C. is BTOA – NQ L.L.C. The managing member of BTOA – NQ LLC is Blackstone Holdings II L.P. The managing member of BTAS NQ Holdings L.L.C. is BTAS Associates – NQ L.L.C. The managing member of BTAS Associates – NQ L.L.C. is Blackstone Holdings II L.P.
The general partner of Blackstone Family Tactical Opportunities Investment Partnership SMD L.P. is Blackstone Family GP L.L.C. Blackstone Family GP L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Mr. Schwarzman.

The general partner of Blackstone Family Tactical Opportunities Investment Partnership NQ – ESC L.P. is
BTO-NQ
Side-by-Side
GP L.L.C. The sole member of
BTO-NQ
Side-by-Side
GP L.L.C. is Blackstone Holdings II L.P.
The general partner of BTO Urban Holdings II L.P. is Blackstone Tactical Opportunities Associates L.L.C. The managing member of Blackstone Tactical Opportunities Associates L.L.C. is BTOA L.L.C. The managing member of BTOA L.L.C. is Blackstone Holdings III L.P. The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C.
Blackstone Holdings I/II GP L.L.C. is the general partner of Blackstone Holdings II L.P. Blackstone Inc. is the sole member of each of Blackstone Holdings I/II GP L.L.C. and Blackstone Holdings III GP Management L.L.C. The sole holder of the Series II preferred stock of Blackstone Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman.
Each of the Blackstone entities described in this footnote and Stephen A. Schwarzman (other than to the extent it or he directly holds securities as described herein) may be deemed to beneficially own the securities directly or indirectly controlled by such Blackstone entities or him, but each disclaims beneficial ownership of such securities. The address of each of such Blackstone entities and Mr. Schwarzman is c/o Blackstone Inc., 345 Park Avenue, New York, New York 10154.

(5)	Reflects 326,664 shares of Class A Common Stock and 72,121,330 FoA Units based on the amended Schedule 13D filed by Brian L. Libman on April 5, 2022.
Pursuant to the limited liability company agreement of Libman Family Holdings, LLC (“LFH”), LFH is managed by a board of managers consisting of Brian L. Libman, as the sole manager. LFH is owned, in equal parts, by Libman-Alpha Holdings, LLC (“Alpha”),
Libman-Eta
Holdings, LLC (“Eta”) and Libman-Kappa Holdings, LLC (“Kappa”). Each of Alpha, Eta and Kappa are owned by Brian L. Libman, Sharon Libman, Libman 2004 Trust (the “04 Trust”) and Libman Family Generational Trust (the “Generational Trust”). The Trustee of each of the 04 Trust and the Generational Trust is Kenneth Libman.
Pursuant to the limited liability company agreement of The Mortgage Opportunity Group, LLC (“TMOG”), TMOG is managed by a board of managers consisting of Brian L. Libman, as the sole manager. TMOG is owned, in equal parts, by Brian L. Libman and Sharon Libman.

(6)	Reflects 305,392 shares of Class A Common Stock held directly by Ms. Cook and 394,954 FoA Units held through a wholly-owned corporation.
(7)
Mr. Chee is an employee of Blackstone or one of its affiliates but disclaims beneficial ownership of shares beneficially owned by Blackstone and its affiliates. The address for Mr. Chee is c/o Blackstone Inc., 345 Park Avenue, New York, New York 10154.

(8)	Reflects securities held directly by CDZ Capital Partners, LP. The general partner of CDZ Capital Partners, LP is CDZ Capital Corp. Mr. West controls CDZ Capital Corp.’s investment decisions.
(9)	Reflects 366,797 shares of Class A Common Stock held directly by Mr. Fleming and 1,265,965 FoA Units held through a wholly-owned corporation.
(10)	Reflects 224,560 shares of Class A Common Stock held directly by Mr. Prahm and 476,059 FoA Units held through a wholly-owned corporation.

Equity Compensation Plan Information
The following table sets forth, as of December 31, 2021, certain information related to our compensation plans under which shares of our Class A Common Stock may be issued. The only plan pursuant to which the Company may currently make additional equity grants is the 2021 Omnibus Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
2021 Omnibus Incentive Plan	12,112,527	(1)	N/A	(2)	21,058,651	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	12,112,527		N/A		21,058,651

(1)
Total includes (i) 10,412,866 A&R MLTIP Replacement RSUs, (ii) 1,531,440 A&R MLTIP Earnout Right RSUs and (iii) 168,221
Non-LTIP
RSUs. The Replacement RSUs and Earnout Right RSUs defined under the A&R MLTIP are specified as “Substitute Awards” and do not count against the Absolute Share Limit defined within the Incentive Plan.

(2)	There are no equity compensation plan securities outstanding that have an exercise price.
(3)
These shares are available for grant as of December 31, 2021 under the Incentive Plan pursuant to which the compensation committee of the board of directors may make various share based awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards, and other cash-based awards granted under the Incentive Plan. The maximum number of shares that may be granted under the Incentive Plan is 21,250,000, without giving effect to any “evergreen” increase, pursuant to which such “Absolute Share Limit” is automatically increased on the first day of each fiscal year commencing on January 1, 2022, in an amount equal to the least of (x) 5,312,500 shares of Class A Common Stock, (y) 2.5% of the total number of shares of Class A Common Stock outstanding on the last day of the immediately preceding fiscal year, treating, for the avoidance of doubt, all then-outstanding FoA Units as shares of Class A Common Stock assuming the full exchange of then-outstanding FoA Units for shares of Class A Common Stock in accordance with the Exchange Agreement, and (z) a lower number of shares of Class A Common Stock as determined by the board.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Stockholders Agreement
In connection with the Business Combination, concurrently with the closing of the Business Combination, the Company and certain pre-closing
equityholders of FoA Equity entered into the Stockholders Agreement. Pursuant to the Stockholders Agreement, each of the Blackstone Investors and BL Investors are entitled to nominate a certain number of directors to the board of directors, based on each such holder’s ownership of the voting securities of the Company. The nomination rights of each Principal Stockholder are substantially identical and subject to the same terms, conditions and requirements. The number of directors that each of the Blackstone Investors and the BL Investors will separately be entitled to designate to the board of directors increases and/or decreases on a sliding scale such that, for example, if the Blackstone Investors or the BL Investors, as the case may be, hold more than 40% of the outstanding shares of Class A Common Stock, assuming a full exchange of all FoA Units for the publicly traded Class A Common Stock, such applicable investors will be entitled to designate the lowest whole number of directors that is greater than 40% of the members of the board of directors; if the Blackstone Investors or the BL Investors, as the case may be, hold between 30% and 40% of such outstanding shares, such applicable investors will be entitled to designate the lowest whole number of directors that is greater than 30% of the members of the board of directors; if the Blackstone Investors or the BL Investors, as the case may be, hold between 20% and 30% of such outstanding shares, such applicable investors will be entitled to designate the lowest whole number of directors that is greater than 20% of the members of the board of directors; and if the Blackstone Investors or the BL Investors, as the case may be, hold between 5% and 20% of such outstanding shares, such applicable investors will be entitled to designate the lowest whole number of directors that is greater than 10% of the members of the board of directors.
The Stockholders Agreement also provide each Principal Stockholder with basic information and management rights, as well as detailed venture capital operating company covenants. In addition, the Stockholders Agreement permits the Company’s Principal Stockholders to assign their rights and obligations under the agreement, in whole or in part, without the Company’s prior written consent. Furthermore, the Stockholders Agreement also requires the Company to cooperate with the Principal Stockholders in connection with certain future pledges, hypothecations, grants of security interest in or transfers (including to third party investors) of any or all of the FoA Units held by the Principal Stockholders, including to banks or financial institutions as collateral or security for loans, advances or extensions of credit.
Unless earlier terminated by agreement of the Principal Stockholders and the board of directors, the Stockholders Agreement will terminate as to each Principal Stockholder at such time as such Principal Stockholder and its affiliates collectively hold less than 5% of the outstanding shares of Class A Common Stock, assuming a full exchange of all FoA Units for the publicly traded Class A Common Stock. In addition, prior to the closing of the Business Combination, the Blackstone Investors and the BL Investors entered into a letter agreement pursuant to which the Blackstone Investors and the BL Investors agreed, among other things, to permit the Blackstone Investors to have priority over the BL Investors with respect to certain sales notwithstanding the terms of the Stockholders Agreement or the Registration Rights Agreement.
Exchange Agreement
In connection with the Business Combination, concurrently with the closing of the Business Combination, the Company, FoA Equity and the Sellers (as defined therein) entered into an Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement sets forth the terms and conditions upon which holders of FoA Units may exchange their FoA Units for shares of Class A Common Stock on a one-for-one
basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Each holder of FoA Units (other than the Company and its subsidiaries), and certain permitted transferees thereof, may on a quarterly basis (subject to the terms of the Exchange Agreement) exchange their FoA Units for shares of Class A Common Stock. In addition, subject to certain requirements, the Blackstone Investors and the BL Investors are generally permitted to exchange FoA Units for shares of Class A Common Stock provided that the number of FoA Units surrendered in such exchanges during any
30-calendar
day period represent, in the aggregate, greater than 2% of total interests in partnership capital or profits. The Company may impose restrictions on exchange that it determines to be necessary or advisable so that the Company is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. As a holder exchanges FoA Units for shares of Class A Common Stock, the voting power afforded to such holder of FoA Units by their shares of Class B Common Stock is automatically and correspondingly reduced and the number of FoA Units held by the Company is correspondingly increased as it acquires the exchanged FoA Units. For example, if a holder of Class B Common Stock holds 1,000 FoA Units as of the record date for determining stockholders of the Company that are entitled to vote on a particular matter, such holder will be entitled by virtue of such holder’s Class B Common Stock to 1,000 votes on such matter. If, however, such holder were to hold 500 FoA Units as of the relevant record date, such holder would be entitled by virtue of such holder’s Class B Common Stock to 500 votes on such matter.
Registration Rights Agreement
In connection with the Business Combination, concurrently with the closing thereof, the Company and the Principal Stockholders entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, upon the demand of any Principal Stockholder, the Company will be required to facilitate a non-shelf
registered offering of the Company’s shares requested by such Principal Stockholder to be included in such offering. Any demanded non-shelf
registered offering may, at the Company’s option, include Company shares to be sold by the Company for its own account and will also include registrable shares to be sold by holders that exercise their related piggyback rights in accordance with the Registration Rights Agreement. Within 90 days after receipt of a demand for such registration, the Company will be required to use its reasonable best efforts to file a registration statement relating to such demand. In certain circumstances, Principal Stockholders will be entitled to piggyback registration rights in connection with the demand of a non-shelf
registered offering.
In addition, the Registration Rights Agreement entitles the Principal Stockholders to demand and be included in a shelf registration when the Company is eligible to sell its Company shares in a secondary offering on a delayed or continuous basis in accordance with Rule 415 of the Securities Act. Within 45 days (in the case of a shelf registration on Form
S-1)
or 30 days (in the case of a shelf registration on Form
S-3)
after receipt of a demand for such registration, the Company will be required to use its reasonable best efforts to file a registration statement relating to such demand. Moreover, upon the demand of a Principal Stockholder, the Company will be required to facilitate in the manner described in the Registration Rights Agreement a “takedown” off of an effective shelf registration statement of registrable shares requested by such Principal Stockholder.
The Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act.
Tax Receivable Agreements
In connection with the Business Combination, concurrently with the closing thereof, the Company entered into a Tax Receivable Agreement with certain funds affiliated with Blackstone (the “Blackstone Tax Receivable Agreement”) and a Tax Receivable Agreement with certain other members of FoA Equity (the “FoA Tax Receivable Agreement,” and collectively with the Blackstone Tax Receivable Agreement, the “Tax Receivable Agreements”). The Tax Receivable Agreements generally provide for the payment by the Company to certain owners of FoA Equity prior to the Business Combination (the “TRA Parties”) of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of units in connection with or following the Business Combination and certain distributions with respect to units, (ii) the Company’s utilization of certain tax attributes attributable to Blocker or the Blocker Shareholders (as defined in the Tax Receivable Agreements), and (iii) certain other tax benefits related to entering into the Tax Receivable Agreements, including tax benefits attributable to making payments under the Tax Receivable Agreements. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state and local tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A Common Stock and certain distributions with respect to units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the Tax Receivable Agreements, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreements is an obligation of the Company and not of FoA Equity. The Company will generally retain the benefit of the remaining 15% of these cash tax benefits.
For purposes of the Tax Receivable Agreements, the cash tax benefits will be computed by comparing the actual income tax liability of the Company to the amount of such taxes that the Company would have been required to pay had there been no tax basis adjustments of the assets of FoA Equity as a result of sales or exchanges or certain distributions with respect to the units, no utilization of certain tax attributes attributable to the Blocker or the Blocker Shareholders, and had the Company not entered into the Tax Receivable Agreements. The actual and hypothetical tax liabilities determined in the Tax Receivable Agreements will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on apportionment factors for the applicable period (along with the use of certain other assumptions). The term of the Tax Receivable Agreements will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the Tax Receivable Agreements early, certain changes of control occur, or the Company breaches any of its material obligations under either the Blackstone Tax Receivable Agreement or the FoA Tax Receivable Agreement, in which case all obligations generally will be accelerated and due as if the Company had exercised its right to terminate the Tax Receivable Agreements (as described below).
Estimating the amount of payments that may be made under the Tax Receivable Agreements is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors, including:

•
the timing of sales or exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of FoA Equity at the time of each sale or exchange;

•
the price of shares of the Company’s Class A Common Stock at the time of the sale or exchange—the increase in any tax deductions, as well as the tax basis increase in other assets of FoA, is directly proportional to the price of shares of Class A Common Stock at the time of each sale or exchange;

•
the extent to which such sales or exchanges do not result in a basis adjustment—if a sale or an exchange does not result in an increase to the existing basis, increased deductions will not be available;

•
the amount of tax attributes—the amount of applicable tax attributes attributable to the Blocker or the Blocker Shareholders will impact the amount and timing of payments under the Tax Receivable Agreements;

•
changes in tax rates—payments under the Tax Receivable Agreements will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on apportionment factors for the applicable period, so changes in tax rates will impact the magnitude of cash tax benefits covered by the Tax Receivable Agreements and the amount of payments under the Tax Receivable Agreements; and

•
the amount and timing of our income—the Company is obligated to pay 85% of the cash tax benefits under the Tax Receivable Agreements as and when realized. If the Company does not have taxable income, the Company is not required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreements for a taxable year in which it does not have taxable income because no cash tax benefits will have been realized. However, any tax attributes that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in cash tax benefits that will result in payments under the Tax Receivable Agreements.

As a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of FoA Equity and the Company’s possible utilization of certain tax attributes, the payments that the Company may make under the Tax Receivable Agreements are expected to be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreements exceed the actual cash tax savings that the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreements and/or distributions to the Company by FoA Equity are not sufficient to permit the Company to make payments under the Tax Receivable Agreements after it has paid taxes. Late payments under the Tax Receivable Agreements generally will accrue interest at an uncapped rate equal to LIBOR plus 500 basis points. The payments under the Tax Receivable Agreements are not conditioned upon continued ownership of the Company or FoA Equity by the Continuing Unitholders.
If the Company exercises its right to terminate the Tax Receivable Agreements or in the case of a change in control of the Company or a material breach of the Company’s obligations under either the Blackstone Tax Receivable Agreement or the FoA Tax Receivable Agreement, all obligations under the Tax Receivable Agreements will be accelerated and the Company will be required to make a payment to the TRA Parties in an amount equal to the present value of future payments under the Tax Receivable Agreements, which payment would be based on certain assumptions, including an assumption that any FoA Units that have not been exchanged are deemed exchange for the market value of Class A Common Stock at the time of the termination or the change of control and an assumption the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreements. As a result of the foregoing, (i) the Company could be required to make cash payments to the TRA Parties that are greater than the specified percentage of the actual benefits the Company ultimately realizes in respect of the tax benefits that are subject to the Tax Receivable Agreements, and (ii) the Company would be required to make a cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreements, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, the Company’s obligations under the Tax Receivable Agreements could have a substantial negative impact on its liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control due to the additional transaction costs a potential acquirer may attribute to satisfying such obligations. The Company accounts for obligations under the Tax Receivable Agreements arising from exchanges in connection with the Business Combination at fair value and records obligations under the Tax Receivable Agreements resulting from exchanges subsequent to the Business Combination, as they occur, at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in
capital. As of December 31, 2021 (Successor), the Company had a liability of $34.6 million related to its obligations under the Tax Receivable Agreements, which is included in deferred purchase price liabilities within payables and other liabilities on the Consolidated Statements of Financial Condition.
Decisions made by certain of the TRA Parties in the course of running our business may influence the timing and amount of payments that are received by an exchanging or selling existing owner under the Tax Receivable Agreements. For example, the earlier disposition of assets following an exchange or acquisition transaction generally will accelerate payments under the Tax Receivable Agreements and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase a TRA Party’s tax liability without giving rise to any rights of a TRA Party to receive payments under the Tax Receivable Agreements.
Payments under the Tax Receivable Agreements will be based on the tax reporting positions that we will determine. The Company will not be reimbursed for any cash payments previously made to the TRA Parties pursuant to the Tax Receivable Agreements if any tax benefits initially claimed by the Company are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by the Company to a TRA Parties will be netted against any future cash payments that the Company might otherwise be required to make under the terms of the Tax Receivable Agreements. As a result, it is possible that the Company could make cash payments under the Tax Receivable Agreements that are substantially greater than its actual cash tax savings.
FoA Equity Amended and Restated Limited Liability Company Agreement
In connection with the Business Combination, immediately prior to the closing thereof, FoA Equity adopted an Amended and Restated Limited Liability Company Agreement (the “A&R LLC Agreement”). In connection with the adoption of the A&R LLC Agreement, all equity interests of FoA Equity as of immediately prior to the closing of the Business Combination were reclassified into a single class of unitized equity interests designated as FoA Units.
Pursuant to the A&R LLC Agreement, the Company has the sole right to appoint all of the managers of FoA Equity. The board of managers has the right to determine when distributions will be made to the members of FoA Equity and the amount of any such distributions. If the board of managers authorizes a distribution, such distribution will be made to the holders of FoA Units pro rata in accordance with the percentages of their respective FoA Units held. The A&R LLC Agreement provides for tax distributions to the holders of FoA Units if the board of managers determines that a holder, by reason of holding FoA Units, incurs an income tax liability. These tax distributions are computed based on the board of managers’ estimate of the net taxable income of FoA Equity multiplied by an assumed tax rate equal to the highest effective marginal combined United States federal, state and local income tax rate prescribed for an individual (or, if greater, a corporation) resident in California or New York, New York (whichever is higher), taking into account the deductibility of certain expenses and any limitations thereof and the character of FoA Equity’s income.
The A&R LLC Agreement also provides that substantially all expenses incurred by or attributable to the Company, but not including obligations incurred under the Tax Receivable Agreements by the Company, income tax expenses of the Company and payments on indebtedness incurred by the Company, will be borne by FoA Equity.
Finance of America Commercial Holdings LLC
Prior to the closing of the Business Combination, B2R, an affiliate of the Blackstone Investors, owned the CRNCI in Finance of America Commercial Holdings LLC, consisting of Class B Units representing a 25% economic interest in the entity, with our wholly owned subsidiary holding the remaining 75% interest. The Class B Units were entitled to certain priority distributions of income until certain return hurdles had been achieved. Pursuant to the operating agreement of Finance of America Commercial Holdings LLC (the “FACo Holdings Agreement”), Finance of America Holdings LLC (“FAH”) had an option to redeem the Class B Units upon the occurrence of certain events. In connection with the closing of the Business Combination, in April 2021, FoA caused FAH to exercise its right under the FACo Holdings Agreement to purchase all of the Class B Units held by B2R for a purchase price of $203.2 million taking into account, among other things, the hurdle amount, prior advances made on behalf of the related unitholders and other terms of the FACo Holdings Agreement. As of December 31, 2020, the hypothetical liquidation at book value of the Class B Units was $166.2 million. See Note 2 (Summary of Significant Accounting Policies) and Note 28 (Changes in Contingently

Redeemable Noncontrolling Interest) to the Consolidated Financial Statements in our Annual Report on Form
10-K
filed on March 15, 2022.
Senior Notes
On November 5, 2020, Finance of America Funding LLC issued $350.0 million aggregate principal amount of 7.875% senior unsecured notes due 2025. Certain of FoA’s owners or their affiliated entities, including Blackstone and Brian L. Libman, FoA’s founder and chairman, purchased notes in the offering in an aggregate principal amount of $85 million. Mr. Libman also purchased an additional $50 million of senior unsecured notes.
Other Transactions
In June 2019, FoA executed two Revolving Working Capital Promissory Notes (the “Original
BX-BL Promissory
Notes”) with certain entities affiliated with Blackstone and Brian L. Libman, respectively. On December 20, 2021, FoA amended the
BX-BL
Promissory Notes (as amended, the
“BX-BL
Promissory Notes”) providing for revolving borrowings in an aggregate amount of up to $30.0 million.
BX-BL
Promissory Notes, which are structured with simultaneous draw and paydown terms and are secured by certain tangible assets of FoA, have a maturity of January 3, 2023 and bear interest at rate per annum equal to 6.5%. Amounts under the
BX-BL
Promissory Notes may be borrowed, repaid and
re-borrowed
from time to time. The Company paid an immaterial amount of interest expense relating to this financing for the year ended December 31, 2021.
The Company has entered into a mezzanine loan agreement with Podium Mortgage Capital, LLC, which is a portfolio company of Blackstone. The Company’s borrowing totaled $24.2 million as of the year ended December 31, 2021, and the Company incurred related interest expense totaling $3.2 million for the year ended December 31, 2021.
From time to time in 2021, the Company sold business purposes loans backed by residential properties with an aggregate principal balance of $216.4 million (measured as of each cut-off
date applicable to the related sale date) to one or more trusts owned by Everlake Life Insurance Company, which is a portfolio company of Blackstone.
In 2020, the Company entered into a $200.0 million nonrevolving facility commitment with investors affiliated with Blackstone and Brian L. Libman (such investors, the “Related MSR Investors”). Repayment of amounts drawn from the facility are repaid from operating cash flows, which are determined based on net servicing income cash flows received by the Company from certain identified mortgage servicing rights (“MSRs”). As of December 31, 2021, the Company received advances for $24.4 million based on certain identified MSRs which have a fair value of
$
19.6 million as of December 31, 2021. The Company, through its registered investment advisor subsidiary, also provides advisory services to the Related MSR Investors in exchange for management fees. For the year ended December 31, 2021, the Company received
$
0.3 million in such management fees.
Other
Blackstone and its affiliates have ownership interests in a broad range of companies. We have entered and may in the future enter into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services. None of these transactions or arrangements has been or is expected to be material to us.
Statement of Policy Regarding Transactions with Related Persons
The Company has adopted a formal written policy that providing that persons meeting the definition of “Related Person” under Item 404(a) of Regulation
S-K
such as the Company’s executive officers, directors,

nominees for election as directors, beneficial owners of more than 5% of any class of the Company’s capital stock and any member of the immediate family of any of the foregoing persons are not permitted to enter into a related party transaction with the Company without the approval of the Company’s audit committee, subject to the exceptions described below.
A related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships that would be required to be disclosed pursuant to Item 404(a) of Regulation
S-K,
in which the Company and any related person are, were or will be participants in which the amount involves exceeds $120,000, and in which a related person had or will have a direct or indirect material interest. Transactions involving compensation for services provided to the Company as an employee or director and certain other transactions not required to be disclosed under Item 404(a) of Regulation
S-K
are not covered by this policy.
Under the policy, the Company will review information that the Company deems reasonably necessary to enable the Company to identify any existing or potential related person transactions and to effectuate the terms of the policy. In addition, under the Code of Conduct, employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.
Indemnification of Directors and Officers
The A&R Bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by the DGCL. In addition, the A&R Charter provides that the Company’s directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.
There is no pending litigation or proceeding naming any of the Company’s directors or officers to which indemnification is being sought, and the Company is not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Item 14.	Principal Accountant Fees and Services.
In April 2021, following the Business Combination, the board of directors of the Company terminated the engagement of WithumSmith+Brown, PC (“Withum”) as Replay’s independent registered accounting firm. On April 1 2021, Replay’s board of directors approved the retention of BDO USA, LLP (“BDO”) as its new independent registered accounting firm as of April 7, 2021. Prior to the completion of the Business Combination, BDO was the independent registered accounting firm of FoA, and upon the completion of the Business Combination, BDO remained as the independent registered accounting firm of the Company.
The following table presents the aggregate fees billed for professional services rendered by Withum for the fiscal year ended December 31, 2020 and BDO for the fiscal year December 31, 2021.

Type of Fees	2020	2021
Audit Fees(1)	$103,330	$6,455,460
Audit-Related Fees(2)	—	161,347
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total	$103,330	$6,616,807

(1)
Audit fees are fees for professional services rendered in connection with the audit of our consolidated financial statements included in our Annual Reports filed on Form
10-K,
reviews of our condensed consolidated financial statements included in our Quarterly Reports filed on Form
10-Q,
debt offerings, statutory filings and registration statements.

(2)
Audit-related fees are fees for services related to service organization controls (SOC) reports, ex-patriate
tax returns and forms, international transfer pricing compliance, and an employee benefit plan audit.

(3)	Tax fees are for services related to tax compliance, tax planning and tax advice.
(4)	Withum and BDO did not provide any other services during the period.
Audit Committee’s
Pre-Approval
Policy
It is the audit committee’s policy to
pre-approve
all auditing services and
non-audit
services (other than “prohibited
non-audit
services”) to be provided to the Company by its independent registered public accounting firm. The audit committee may delegate authority to one or more independent members to grant pre-approvals
of audit and permitted
non-audit
services. Unless otherwise provided by the audit committee, the audit committee chairperson (provided such audit committee chairperson is independent) is hereby authorized to pre-approve
audit and permitted
non-audit
services as necessary. Any
pre-approvals
made by the audit committee chairperson or such other independent member of the audit committee to whom such authority has been delegated shall be presented to the full audit committee at its next scheduled meeting. Prior to the Business Combination, Replay’s audit committee pre-
approved all of Withum’s services for 2020 and, following the Business Combination, the Company’s audit committee pre-approved
all of BDO’s services for 2020 and 2021 and, in doing so, considered whether the provision of such services is compatible with maintaining independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
EXHIBIT INDEX

Exhibit No.	Description

2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay; Finance of America Equity Capital LLC; Finance of America Companies Inc.; RPLY Merger Sub LLC; RPLY BLKR Merger Sub LLC; Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P.; Blackstone Tactical Opportunities Associates – NQ L.L.C.; the Sellers; and the Seller Representative (incorporated by Reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

2.2	Letter Agreement, dated April 1, 2021, by and among Seller Representative and Replay (incorporated by Reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

2.3	Letter Agreement, dated April 5, 2021, by and among Seller Representative and Replay (incorporated by Reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

2.4	Letter Agreement, dated March 31, 2021, by and among Family Holdings; TMO; BTO Urban; BTO Urban Holdings II L.P.; and ESC (incorporated by Reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc (incorporated by Reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

3.2	Amended and Restated Bylaws of Finance of America Companies Inc. (incorporated by Reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

4.1	Specimen Warrant Certificate (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

4.2	Assignment, Assumption and Amendment Agreement, dated as of April 1, 2021, by and among Replay, Finance of America Companies Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Replay (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

4.4**	Description of Capital Stock.

10.1	Amended and Restated Sponsor Agreement, dated as of October 12, 2020, between Replay, Finance of America Companies Inc., Finance of America Equity Capital LLC the Sponsor and the Initial Shareholders (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

Exhibit No.	Description

10.2	Stockholders Agreement, dated as of April 1, 2021, between Finance of America Companies Inc. and certain pre-Closing equityholders of Finance of America Equity Capital LLC (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.3	Registration Rights Agreement, dated as of April 1, 2021, between Finance of America Companies Inc. and the Principal Stockholders (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.4	Amended and Restated Limited Liability Company Agreement, dated as of April 1, 2021, of Finance of America Equity Capital LLC (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.5	Exchange Agreement, dated April 1, 2021, between Finance of America Companies Inc., Finance of America Equity Capital LLC and the Continuing Unitholders (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.6	Tax Receivable Agreement, dated April 1, 2021, between Finance of America Companies Inc., the Blackstone Investors and the other parties thereto (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.7	Tax Receivable Agreement, dated April 1, 2021, between Finance of America Companies Inc., the BL Investors and the other parties thereto (incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.8†	Amended and Restated UFG Holdings LLC Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.9†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.10†	Finance of America Companies Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.10.1†	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 10-Q filed on August 16, 2021 (File No. 001-40308)).

10.10.2†**	Form of Named Executive Officer Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.

10.10.3†**	Form of Non-Employee Director Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.

10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.12†	Salary Continuation Agreement, dated February 22, 2016, between UFG Holdings LLC and its subsidiaries and Patti Cook (incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.13†	Salary Continuation Agreement, dated December 3, 2015, between UFG Holdings LLC and its subsidiaries and Jeremy Prahm (incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

Exhibit No.	Description

10.14†	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (Replacement RSUs) (included in Exhibit 10.8) (incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.15	Amended and Restated Limited Liability Company Agreement of Finance of America Commercial Holdings LLC, dated as of February 10, 2017 (incorporated by reference to Exhibit 10.15 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.16	Indenture, dated as of November 5, 2020, among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee, relating to Finance of America Funding LLC’s 7.875% Senior Notes due 2025 (incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.17	Form of Note relating to Finance of America Equity Capital LLC’s 7.875% Senior Notes due 2025 (included in Exhibit 10.16) (incorporated by reference to Exhibit 10.17 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.18††	Master Repurchase Agreement, dated March 18, 2020, among National Founders LP, as buyer, FACo Crop Loans LLC, as seller, and FACo Crop Loan Financing Trust C1, as the trust subsidiary (incorporated by reference to Exhibit 10.18 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.18.1††	First Amendment to the Master Repurchase Agreement among National Founders LP, as buyer, FACo Crop Loans LLC, as seller, and FACo Crop Loan Financing Trust C1, as the trust subsidiary, dated July 30, 2020 (incorporated by reference to Exhibit 10.18.1 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.18.2††	Second Amendment to the Master Repurchase Agreement among National Founders LP, as buyer, FACo Crop Loans LLC, as seller, and FACo Crop Loan Financing Trust C1, as the trust subsidiary, dated October 21, 2020 (incorporated by reference to Exhibit 10.18.2 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.18.3††**	Third Amendment to the Master Repurchase Agreement among National Founders LP, as buyer, FACo Crop Loans LLC as seller and FACo Crop Loan Financing Trust C1, as the trust subsidiary, dated March 19, 2021.

10.18.4††	Fourth Amendment to Master Repurchase Agreement, dated as of September 17, 2021, by and between FACo Crop Loans LLC as seller, National Founders LP as buyer, FACo Crop Loan Financing Trust C1 as trust subsidiary, and Finance of America Commercial LLC as guarantor (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 10-Q filed on November 12, 2021 (File No. 001-40308)).

10.18.5††**	Fifth Amendment to Master Repurchase Agreement, dated as of November 19, 2021, among National Founders LP, FACo Crop Loans LLC, FACo Crop Loan Financing Trust.

10.19††	Master Repurchase Agreement, dated April 26, 2019, among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller (incorporated by reference to Exhibit 10.19 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.19.1††	First Amendment to the Master Repurchase Agreement among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller, dated June 10, 2019 (incorporated by reference to Exhibit 10.19.1 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

Exhibit No.	Description

10.19.2††	Second Amendment to the Master Repurchase Agreement among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller, dated May 22, 2020 (incorporated by reference to Exhibit 10.19.2 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.19.3††	Third Amendment to the Master Repurchase Agreement among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller, dated September 8, 2020 (incorporated by reference to Exhibit 10.19.3 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

10.19.4††	Fourth Amendment to the Master Repurchase Agreement among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller, dated March 23, 2021 (incorporated by reference to Exhibit 10.19.4 filed with the Registrant’s Current Report on Form 8-K filed on April 7, 2021 (File No. 001-40308)).

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of BDO USA, LLP for Finance of America Companies Inc.

31.1**	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document—this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Previously filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2022.
†	Management contract or compensatory plan or arrangement.
††	Confidential portions have been omitted.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCE OF AMERICA COMPANIES INC.

Date: April 20, 2022	By:	/s/ Johan Gericke
Johan Gericke
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)