Form 10-Q
period 2022-03-31
Finance of America Companies Inc.
filed 2022-05-10
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-40308

FINANCE OF AMERICA COMPANIES INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3474065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5830 Granite Parkway, Suite 400, Plano, Texas	75024
(Address of Principal Executive Offices)	(Zip Code)
(877)
202-2666
Registrant’s telephone number, including area code
909 Lake Carolyn Parkway
Suite 1550
Irving, Texas 75039
(Address of Former Principal Executive Offices)

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
As of May 9, 2022, there were
 62,322,681

shares of the registrant’s Class A Common Stock and 15 shares of the registrant’s Class B
Common Stock issued and outstanding.

Part I - Financial Information

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary
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

•	A disruption in the secondary home loan market, including the mortgage-backed securities (“MBS”) market, could have a detrimental effect on our business.

•
Finance of America Reverse LLC (“FAR”) status as an approved non-supervised
Federal Housing Administration (“FHA”) mortgage and an approved Government National Mortgage Association (“Ginnie Mae” or “GNMA”) issuer, and Finance of America Mortgage LLC (“FAM”) status as an approved seller-servicer for Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corp. (“Freddie Mac”), an approved Ginnie Mae issuer and an approved non-supervised
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

•
The Company is a holding company and its only material asset is its interest in FoA Equity, and it is accordingly dependent upon distributions from FoA Equity to pay taxes, make payments under the Tax Receivable Agreements (as defined below) and pay dividends.

•
Due to the listing of the Company’s Class A Common Stock on the NYSE, the Company is a “controlled company” within the meaning of NYSE rules and, as a result, qualifies for exemptions from certain corporate governance requirements. The stockholders of the Company do not have the same protections afforded to stockholders of companies that are subject to such requirements.

•
We have a substantial number of shares of common stock issuable upon conversion of FoA Units, which may dilute your investment, and the sale of which could cause significant downward pricing pressure on our stock.

•	The brief trading history of our common stock has been characterized by low trading volume, which may result in an inability to sell your shares at a desired price, if at all.
All of these factors as well as other risks and uncertainties set forth in the section entitled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as such factors may be further updated from time to time in the Company’s periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in the Company’s other filings with the SEC.
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

Item 1. Financial Statements and Supplementary Data

Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$226,846	$141,238
Restricted cash	315,980	322,403
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related obligations, at fair value	10,672,152	10,556,054
Loans held for investment, subject to nonrecourse debt, at fair value	6,235,990	6,218,194
Loans held for investment, at fair value	1,218,990	1,031,328
Loans held for sale, at fair value	1,709,357	2,052,378
Mortgage servicing rights (“MSRs”), at fair value, $163,981 and $142,435, subject to nonrecourse MSRs financing liability, respectively	426,102	427,942
Derivative assets	281,205	48,870
Fixed assets and leasehold improvements, net	29,933	29,256
Intangible assets, net	589,092	602,900
Other assets, net	372,260	358,383

TOTAL ASSETS	$22,077,907	$21,788,946

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$10,548,131	$10,422,358
Nonrecourse debt, at fair value	6,323,777	6,111,242
Other financing lines of credit	3,189,756	3,347,442
Payables and other liabilities	630,952	471,511
Notes payable, net	353,196	353,383

TOTAL LIABILITIES	21,045,812	20,705,936

Commitments and Contingencies (Note 20)
EQUITY (Note 27)
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 60,815,569 shares issued and outstanding at March 31, 2022	6	6
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized, 15 shares issued and outstanding at March 31, 2022	—	—
Additional paid-in capital	845,002	831,620
Accumulated deficit	(452,106)	(443,613)
Accumulated other comprehensive loss	(99)	(110)
Noncontrolling interest	639,292	695,107

TOTAL EQUITY	1,032,095	1,083,010

TOTAL LIABILITIES AND EQUITY	$22,077,907	$21,788,946

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(In thousands)

The following table presents the assets and liabilities of the Company’s consolidated variable interest entities (“VIEs”), which are included on the Condensed Consolidated Statements of Financial Condition above, and excludes intercompany balances, retained bonds and beneficial interests that eliminate in consolidation.

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Restricted cash	$303,232	$311,652
Loans held for investment, subject to nonrecourse debt, at fair value	6,103,454	6,099,607
Other assets	73,701	67,593

TOTAL ASSETS	$6,480,387	$6,478,852

LIABILITIES
Nonrecourse debt, at fair value	$6,032,156	$5,857,069
Payables and other liabilities	633	428

TOTAL LIABILITIES	$6,032,789	$5,857,497

Net carrying value of assets subject to nonrecourse debt	$447,598	$621,355

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
REVENUES
Gain on sale and other income from loans held for sale, net	$118,352	$291,334
Net fair value gains on loans and related obligations	10,435	76,663
Fee income	157,604	161,371
Net interest expense:
Interest income	13,873	12,661
Interest expense	(32,830)	(34,366)

Net interest expense	(18,957)	(21,705)

TOTAL REVENUES	267,434	507,663

EXPENSES
Salaries, benefits and related expenses	209,076	238,530
Occupancy, equipment rentals and other office related expenses	7,837	7,597
General and administrative expenses	132,623	127,187

TOTAL EXPENSES	349,536	373,314
OTHER, NET	4,772	(8,892)

NET INCOME (LOSS) BEFORE INCOME TAXES	(77,330)	125,457
Provision (benefit) for income taxes	(13,335)	1,137

NET INCOME (LOSS)	(63,995)	124,320
Contingently Redeemable Noncontrolling Interest (“CRNCI”)	—	4,260
Noncontrolling interest	(55,502)	201

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(8,493)	$119,859

EARNINGS PER SHARE (Note 26)
Basic weighted average shares outstanding	60,773,891	—
Basic net loss per share	$(0.14)	$—
Diluted weighted average shares outstanding	189,448,936	—
Diluted net loss per share	$(0.30)	$—
See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
NET INCOME (LOSS)	$(63,995)	$124,320
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	11	(11)

TOTAL COMPREHENSIVE INCOME (LOSS)	(63,984)	124,309
Less: Net income (loss) attributable to the noncontrolling interest and CRNCI	(55,495)	4,461

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(8,489)	$119,848

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands)

	FoA Equity Capital LLC Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Predecessor:
Balance at December 31, 2020	$628,176	$9	$(145)	$628,040
Contributions from members	1,426	—	—	1,426
Distributions to members	(75,000)	—	—	(75,000)
Noncontrolling interest distributions	—	—	(620)	(620)
Net income	119,859	—	201	120,060
Accretion of CRNCI to redemption price	(32,725)	—	—	(32,725)
Foreign currency translation adjustment	—	(11)	—	(11)

Balance at March 31, 2021	$641,736	$(2)	$(564)	$641,170

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings / Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Successor:
Balance at December 31, 2021	60,755,069	$6	15	$—	$831,620	$(443,613)	$(110)	128,693,867	$695,107	$1,083,010
Net	—	—	—	—	—	(8,493)	—	—	(55,502)	(63,995)
Equity based compensation, net	—	—	—	—	13,104	—	—	—	—	13,104
Conversion of LLC Units for Class A Common Stock (Note 27 - Equity)	49,696	—	—	—	230	—	—	(49,696)	(255)	(25)
Settlement of long term incentive plan (“LTIP”) Restricted Stock Units (“RSUs”), net (Note 26 - Earnings Per Share)	10,804	—	—	—	48	—	—	(10,804)	(58)	(10)
Foreign currency translation adjustment	—	—	—	—	—	—	11	—	—	11

Balance at March 31, 2022	60,815,569	$6	15	$—	$845,002	$(452,106)	$(99)	128,633,367	$639,292	$1,032,095

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Operating Activities
Net income (loss)	$(63,995)	$124,320
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	387,736	(6,277)

Net cash provided by operating activities	323,741	118,043

Investing Activities
Purchases and originations of loans held for investment	(1,848,155)	(1,151,925)
Proceeds/payments received on loans held for investment	614,074	677,777
Purchases and origination of loans held for investment, subject to nonrecourse debt	(30,342)	(12,247)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	585,148	217,452
Purchases of debt securities	(9,159)	(557)
Proceeds/payments on debt securities	519	2,096
Purchases of mortgage servicing rights	—	(9,014)
Proceeds on sale of mortgage servicing rights	96,887	7,765
Acquisition of subsidiaries, net of cash acquired	—	(749)
Acquisition of fixed assets	(4,176)	(4,178)
Debtor in possession (“DIP”) Financing	—	(35,260)
Other investing activities, net	(4,901)	(3,207)

Net cash used in investing activities	(600,105)	(312,047)
Financing Activities
Proceeds from issuance of HMBS related obligations	948,682	602,172
Payments of HMBS related obligations	(737,327)	(506,142)
Proceeds from issuance of nonrecourse debt	1,114,665	579,518
Payments on nonrecourse debt	(812,572)	(658,300)
Proceeds from other financing lines of credit	7,434,937	10,027,696
Payments on other financing lines of credit	(7,592,623)	(9,660,588)
Debt issuance costs	(234)	(2,467)
Member distributions	—	(75,000)
Other financing activities, net	10	806

Net cash provided by financing activities	355,538	307,695

Foreign currency translation adjustment	11	(7)

Net increase in cash and restricted cash	79,185	113,684
Cash and restricted cash, beginning of period	463,641	539,363

Cash and restricted cash, end of period	$542,826	$653,047

Supplementary Cash Flows Information
Cash paid for interest	$55,142	$50,071
Cash paid for income taxes, net	22	63
Loans transferred to loans held for investment, at fair value, from loans held for investment, subject to nonrecourse debt, at fair value	478,208	283,499
Loans transferred to loans held for investment, subject to nonrecourse debt, at fair value from loans held for investment, at fair value	1,366,898	272,098

Finance of America Companies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Loans transferred to loans held for investment, subject to HMBS, at fair value from loans held for investment, at fair value	773,959	—
Loans transferred to loans held for investment, at fair value, from loans held for sale, at fair value	—	42,909
See accompanying notes to unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Description of Business
Finance of America Companies Inc. (“FoA”, “Company”, or “Successor”) was incorporated in Delaware on October 9, 2020. FoA is a financial services holding company which, through its operating subsidiaries, is a leading originator and servicer of residential mortgage loans and provider of complementary financial services.
FoA has a controlling financial interest in Finance of America Equity Capital LLC (“FoA Equity” or “Predecessor”). FoA Equity owns all of the outstanding equity interests in Finance of America Funding LLC (“FOAF”). FOAF wholly owns Finance of America Holdings LLC (“FAH”) and Incenter LLC (“Incenter” and collectively, with FoA Equity, FOAF and FAH, known as “holding company subsidiaries”).
The Company, through its holding company subsidiary, FAH, operates two lending companies, FAM and FAR (collectively, the “operating lending subsidiaries”). Effective January 1, 2022, the Company’s operating lending subsidiary Finance of America Commercial LLC (“FACo”), which previously operated as a separate operating lending subsidiary under FAH, merged with FAM, with FAM being the surviving operating lending subsidiary. Through FAM and FAR, the Company originates, purchases, sells and securitizes conventional (conforming to the underwriting standards of Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”); collectively referred to as government sponsored entities (“GSEs”)), government-insured (FHA), government guaranteed (VA), and proprietary non-agency
residential and reverse mortgages. FAM (prior to January 1, 2022) through FACo also originates or acquires a variety of commercial mortgage loans made to owners and investors of single and multi-family residential rental properties, as well as government-insured agricultural loans made to farmers to fund their inputs and operating expenses for the upcoming growing season. Additionally, FAM originates or acquires secured and unsecured home improvement loans or receivables. The Company, through one of its other holding company subsidiaries, Incenter, has operating service companies (the “operating service subsidiaries” and together with the operating lending subsidiaries, the “operating subsidiaries”) which provide lender services, title services, secondary markets advisory services, mortgage trade brokerage, appraisal and capital management services to customers in the residential mortgage, student lending, and commercial lending industries. Incenter operates a foreign branch in the Philippines for fulfillment transactional support.
Impact of the
COVID-19
Pandemic
The
COVID-19
pandemic has adversely impacted global financial markets and contributed to significant volatility in market liquidity as well as fluctuations in yields required by market investors in the type of financial instruments originated by the Company’s primary operating subsidiaries. The full impact of the
COVID-19
pandemic continues to evolve as of the date of this report. On April 4, 2022, the Company’s offices became eligible to re-open
in accordance with its COVID-19 safety policies; however, many employees continue to work from home. The Company has implemented additional safety procedures and protocols for employees who are physically present in the office. The Company’s management is actively monitoring the global situation relating to
COVID-19
and its effect on the Company’s financial condition, liquidity, operations, industry, and workforce. Further, the Company cannot estimate the length or gravity of the impact that the
COVID-19
pandemic will have on the residential mortgage and commercial lending industries. As of March 31, 2022, approximately

0.25% of units and 0.27%
of unpaid principal balance of the companies total residential mortgage servicing portfolio is in forbearance as a result of the economic impacts caused by
COVID-19.
As the pandemic continues, it has the potential to cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets and liquidity in fiscal year 2022.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements comprise the financial statements of FoA and its controlled subsidiaries for the Successor three months ended March 31, 2022, and the financial statements of FoA Equity and its controlled subsidiaries for the Predecessor three months ended March 31, 2022. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial condition as of March 31, 2022, and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The Condensed Consolidated Statement of Financial Condition at December 31, 2021 was derived from audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The condensed consolidated interim financial statements, including the significant accounting policies, should be read in conjunction with the annual
10-K
filing of FoA and notes thereto for the period ended December 31, 2021. There have not been any material changes to our critical accounting policies and estimates as disclosed in the Annual Report on Form
10-K
The significant accounting policies, together with the other notes that follow, are an integral part of the condensed consolidated financial statements.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices or discrete events affecting specific borrowers, and such differences could be material.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Guidance

Standard	Description	Effective Date	Effect on Condensed Consolidated Financial Statements
ASU
2021-04,
Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic
470-50),
Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
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
January 1, 2022
The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures, as the Company does not currently issue freestanding written call options.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Guidance, Not Yet Adopted as of March 31, 2022

Standard	Description	Date of Planned Adoption	Effect on Condensed Consolidated Financial Statements
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
TBD
This ASU is effective from March 12, 2020 through December 31, 2024.

The Company continues to monitor the impact associated with reference rate reform, and will apply the amendments in this update to account for contract modifications due to changes in reference rates once those occur. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.

ASU 2021-01, Reference Rate Reform (Topic 848): Codification Clarification

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
January 1, 2023
This ASU is effective for all business combinations occurring after January 1, 2023.

Adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.

3. Variable Interest Entities and Securitizations
The Company determined that the special purpose entities (“SPEs”) created in connection with its securitizations are variable interest entities (“VIEs”). A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests has both the power to direct the activities that significantly impact the VIE’s economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

In February 2022, FAR executed its optional redemption of outstanding securitized notes related to outstanding nonperforming home equity conversion mortgage (“HECM”) securitizations. As part of the optional redemption, FAR paid off notes with an outstanding principal balance of $488.2 million. The notes were paid off at par. As a result of the optional redemption, FAR will no longer be required to consolidate this securitization trust and the outstanding loans with unpaid principal balance of $506.6 million will be included in Loans held for investment at fair value in the Condensed Consolidated Statements of Financial Condition unless included in a subsequent securitization.
FAM
FAM (prior to January 1, 2022, through “FACo”) securitizes certain of its interests in fix & flip mortgages. The transactions provide debt security holders the ability to invest in a pool of loans secured by an investment in real estate. The transactions provide the Company with access to liquidity for the loans and ongoing management fees. The principal and interest on the outstanding debt securities are paid using the cash flows from the underlying loans, which serve as collateral for the debt.
Servicing Securitized Loans
In their capacity as servicer of the securitized loans, FAM (prior to January 1, 2022, through FACo) and FAR retain the power to direct the VIE’s activities that most significantly impact the VIEs economic performance. FAM (prior to January 1, 2022, through FACo) and FAR also retain certain beneficial interests in these trusts which provide exposure to potential gains and losses based on the performance of the trust. As FAM (prior to January 1, 2022, through FACo) and FAR have both the power to direct the activities that significantly impact the VIE’s economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the definition of primary beneficiary is met and the trusts are consolidated by the Company through its FAM (prior to January 1, 2022, FACo) and FAR subsidiaries.
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the Successor three months ended March 31, 2022, or the Predecessor period from January 1, 2021 to March 31, 2021.
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Condensed Consolidated Statements of Financial Condition and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	March 31, 2022	December 31, 2021
ASSETS
Restricted cash	$303,232	$311,652
Loans held for investment, subject to nonrecourse debt, at fair value	6,103,454	6,099,607
Other assets, net	73,701	67,593

TOTAL ASSETS	$6,480,387	$6,478,852

LIABILITIES
Nonrecourse debt, at fair value	$6,268,232	$6,088,298
Payables and other liabilities	633	428

TOTAL VIE LIABILITIES	6,268,865	6,088,726

Retained bonds and beneficial interests eliminated in consolidation	(236,076)	(231,229)

TOTAL CONSOLIDATED LIABILITIES	$6,032,789	$5,857,497

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unconsolidated VIEs
FAM
Hundred Acre Wood trust (“HAWT”)
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

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor and that were not consolidated by the Company (in thousands):

	March 31, 2022	December 31, 2021
Unconsolidated securitization trusts:
Total collateral balances – UPB	$1,056,341	$1,085,340

Total certificate balances	$1,056,341	$1,085,340

As of March 31, 2022 and December 31, 2021, there were $0.7 million and $0.4 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due.
Cavatica Asset Participation Trust (“CAPT”)
In December 2021, FACo established the CAPT for the purpose of securitizing agricultural loans. In 2021, FACo executed CAPT-2021, where its beneficial interest in the securitization is limited to its Issuer Residual Interest Certificates, a 5% eligible vertical interest in the Trust. The Company determined that the securitization structures meets the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and the Company does not have the power to direct the activities that most significantly affect the economic performance of the VIEs. However, the transfer of the loans to the VIEs was determined not to be a sale. As such, the Company continues to recognize and consolidate the loans and the related nonrecourse liability, with the retained bonds being eliminated against the nonrecourse liability in consolidation. The Company’s continuing involvement with and exposure to loss from the VIE includes the carrying value of the retained bond, the retained loans, debt servicing of the related nonrecourse liability, servicing advances in the role as servicer, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the VIE have no recourse to the Company’s assets or general credit. The underlying performance of the mortgage loans held has a direct impact on the fair values and cash flows of the beneficial interests held.
As of March 31, 2022, the consolidated balance of the agricultural loans transferred to the VIE and the related nonrecourse liability had a fair value of $132.5 million and $127.6 million, respectively.
4. Fair Value
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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy for the Successor three months ended March 31, 2022 or for the Predecessor period from January 1, 2021 to March 31, 2021.
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
The Company values HECM loans securitized into Ginnie Mae HMBS utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio using prepayment, loss frequency and severity, borrower mortality, borrower draw and discount rate assumptions management believes a market participant would use in estimating fair value.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of loans held for investment, subject to HMBS related obligations, for the periods indicated:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	21.6%	NM	20.8%
Loss frequency	NM	4.2%	NM	4.5%
Loss severity	2.4% - 6.9%	2.6%	3.1% - 7.7%	3.3%
Discount rate	NM	3.4%	NM	2.4%
Average draw rate	NM	1.1%	NM	1.1%
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
HECM Buyouts—Securitized (Nonperforming)
The Company values nonperforming securitized HECM buyouts, performing securitized HECM buyouts, and securitized non-agency reverse mortgage loans utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio.
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided are based upon the range of inputs utilized for each securitization trust.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of nonperforming securitized HECM buyouts for the periods indicated:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	39.7%	NM	41.2%
Loss frequency	NM	60.5%	25.0% - 100%	59.5%
Loss severity	2.4% - 6.9%	3.1%	3.1% -7.7%	4.3%
Discount rate	NM	5.8%	NM	4.1%
HECM Buyouts—Securitized (Performing)
T
he following table presents the weighted average significant unobservable assumptions used in the fair value measurement of performing securitized HECM buyouts for the periods indicated:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	NM	9.0	NM	9.0
Conditional repayment rate	NM	13.4%	NM	13.3%
Loss severity	2.4% - 6.9%	6.9%	3.1% - 7.7%	7.7%
Discount rate	NM	5.0%	NM	3.7%
Non-Agency
Reverse Mortgage—Securitized
T
he following table presents the significant unobservable assumptions used in the fair value measurements of securitized non-agency
reverse mortgage loans for the periods indicated:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	NM	7.8	NM	7.5
Loan to value	0.1% - 69.0%	43.1%	0.1% - 64.7%	43.4%
Conditional repayment rate	NM	17.5%	NM	18.6%
Loss severity	NM	10.0%	NM	10.0%
Home price appreciation	-4.3% - 15.8%	4.7%	-4.6% - 14%	4.7%
Discount rate	NM	4.9%	NM	3.6%

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Commercial Mortgage Loans
Fix & Flip—Securitized
The securitized Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from 9—24 months. This product is valued using a discounted cash flow (“DCF”) model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of securitized Fix & Flip mortgage loans for the periods indicated:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (SMM)	NM	14.4%	NM	14.1%
Discount rate	NM	7.5%	NM	5.7%
Loss frequency	0.3% - 72.9%	0.6%	0.3% - 69.0%	0.6%
The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.
Loans Held for Investment, at Fair Value
Reverse Mortgage Loans
Reverse mortgage loans held for investment, at fair value, consists of originated or purchased HECM and non-agency
reverse mortgage loans not yet securitized, unsecuritized tails, and certain HECMs purchased out of Ginnie Mae HMBS (“Inventory Buyouts”) that the Company intends for future securitization transfers.
Originated or purchased HECM loans held for investment are valued predominantly by utilizing forward HMBS prices for similar pool characteristics and based on observable market data. These amounts are further adjusted to include future cash flows that would be earned for servicing the HECM loan over the life of the asset.
Unsecuritized tails consists of performing and nonperforming repurchased loans. The fair value of performing unsecuritized tails are valued at current pricing levels for similar Ginnie Mae HMBS. The fair value of nonperforming unsecuritized tails is based on expected claim proceeds from the U.S Department of Housing and Urban Development (“HUD”) upon assignment of the loans.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)

Inventory Buyouts
The Company values Inventory Buyouts utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio.
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of Inventory Buyouts classified as loans held for investment, at fair value for the periods indicated:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	44.9%	NM	43.2%
Loss frequency	NM	68.3%	NM	59.4%
Loss severity	2.4% -6.9%	4.9%	3.1% - 7.7%	3.8%
Discount rate	NM	5.8%	NM	4.1%
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
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of non-agency
reverse mortgage loans classified as loans held for investment, at fair value for the periods indicated:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	NM	9.9	NM	9.2
Loan to value	2.9% - 69.1%	47.2%	0.2% - 68.7%	47.8%
Conditional repayment rate	NM	13.6%	NM	14.8%
Loss severity	NM	10.0%	NM	10.0%
Home price appreciation	-4.3% - 15.8%	4.3%	-4.6% - 14.0%	4.4%
Discount rate	NM	4.9%	NM	3.6%
Commercial Mortgage Loans
Fix & Flip
The Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from 9—24 months. This product is valued using a DCF model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company utilized the following weighted average assumptions in estimating the fair value of Fix & Flip loans for the periods indicated:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (SMM)	NM	11.2%	NM	11.9%
Discount rate	7.5% - 10.9%	7.6%	5.7% - 10.0%	5.9%
Loss frequency	NM	0.4%	NM	0.4%
Agricultural Loans
The agricultural loans are government-insured loans made to farmers to fund their inputs and operating expenses for the upcoming growing season with terms ranging from 7 - 17 months. The product is valued using a DCF model. The Company classifies these loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following assumptions in estimating the fair value of agricultural loans for the periods indicated:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Discount rate	NM	6.2%	NM	4.8%
Prepayment rate (SMM)	9.0% - 100.0%	19.6%	9.0% - 100.0%	22.1%
Default rate (CDR)	0.0% - 1.0%	0.9%	0% - 0.7%	0.9%
Loans Held for Sale, at Fair Value
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
Loans valued using observable market prices for identical or similar assets
- This includes all mortgage loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency
loans where recently negotiated market prices for the loan pool exist with a

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

counterparty (which approximates fair value), or quoted market prices for similar loans are available. The Company classifies these valuations as Level 2 assets within the GAAP hierarchy. During periods of illiquidity of the mortgage marketplace, it may be necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and place more reliance on the valuations using internal models. Due to limited sales activity and periodically unobservable prices in certain of the Company’s markets, certain mortgage loans held for sale portfolios may transfer from Level 2 to Level 3 in future periods.
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
The Company utilized the following weighted average assumptions in estimating the fair value of SRL mortgage loans held for sale for the periods indicated:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (CPR)	18.0% - 25.0%	18.3%	1.0% - 17.1%	14.2%
Discount rate	NM	5.1%	NM	3.3%
Default rate (CDR)	NM	1.0%	1.0% - 57.2%	2.2%
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
The Company utilized the following weighted average assumptions in estimating the fair value of Portfolio Lending mortgage loans held for sale for the periods indicated:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (CPR)	0.0% - 22.6%	13.0%	0.0% - 14.5%	8.7%
Discount rate	NM	4.9%	NM	3.9%
Default rate (CDR)	NM	1.0%	1.0% - 54.0%	3.2%
Fix & Flip
The Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from 9-24 months. This product is valued using a DCF model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

MSRs
As of March 31, 2022 and December 31, 2021, the Company valued MSRs internally. The significant assumptions utilized to determine fair value are projected prepayments using the Public Securities Association Standard Prepayment Model, discount rates, and projected servicing costs that vary based on the loan type and delinquency. The Company classifies these valuations as Level 3 assets within the GAAP hierarchy since they are dependent on unobservable inputs.
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
The following tables summarize certain information regarding the servicing portfolio of retained MSRs for the periods indicated:

	March 31, 2022	December 31, 2021
Capitalization servicing rate	1.3%	1.1%
Capitalization servicing multiple	5.0	4.4
Weighted average servicing fee (in basis points)	26	25
The Company utilized the following weighted average assumptions in estimating the fair value of MSRs:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average prepayment speed (CPR)	0.1% - 10.5%	6.7%	0% - 12.8%	8.3%
Discount rate	NM	8.3%	NM	8.5%
Weighted average delinquency rate	0.8% - 12.4%	1.4%	0.8% - 14.3%	1.3%
The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions (in thousands):

	March 31, 2022
	Weighted Average Prepayment Speed	Discount Rate	Weighted Average Delinquency Rate
Impact on fair value of 10% adverse change	$(9,330)	$(15,406)	$(481)
Impact on fair value of 20% adverse change	$(18,140)	$(29,748)	$(963)
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
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Derivative Assets and Liabilities
Some of the derivatives held by the Company are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 1 in the fair value hierarchy. The Company executes derivative contracts, including forward commitments, TBAs, interest rate swaps, and interest rate swap futures, as part of its overall risk management strategy related to its mortgage, reverse mortgage and commercial loan portfolios. The value of the forward commitments is estimated using current market prices for HMBS and are considered Level 2 in the fair value hierarchy. TBAs are valued based on forward dealer marks from the Company’s approved counterparties and are considered Level 2 in the fair value hierarchy. The value of interest rate swaps and interest rate swap futures is based on the exchange price or dealer market prices. The Company classifies interest rate swaps as Level 2 in the fair value hierarchy. The Company classifies interest rate swap futures as Level 1 in the fair value hierarchy. The value of the forward MBS is based on forward prices with dealers in such securities or internally-developed third party models utilizing observable market inputs. The Company classifies forward MBS as Level 2 in the fair value hierarchy.
In addition, the Company enters into IRLCs with prospective borrowers. Commitments to fund residential mortgage loans with potential borrowers are a binding agreement to lend funds at a specified interest rate within a specified period of time. The fair value of IRLCs is derived from the fair value of similar mortgage loans or bonds, which is based on observable market data. Changes to the fair value of IRLCs are recognized based on changes in interest rates, changes in the probability that the commitment will be exercised (pull through factor), and the passage of time. The expected net future cash flows related to the associated servicing of the loan are included in the fair value measurement of IRLCs. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. Given the unobservable nature of the pull through factor, IRLCs are classified as Level 3 in the fair value hierarchy.
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
The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for repayment, costs to transfer servicing obligations, shortfalls in FHA insurance proceeds, and discount rates. The significant unobservable inputs used in the measurement include weighted average remaining life, borrower repayment rates, and discount rates.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the weighted average significant unobservable inputs used in the fair value measurement of HMBS related obligations for the periods indicated:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	21.6%	NM	20.8%
Discount rate	NM	3.3%	NM	2.3%
Nonrecourse Debt, at Fair Value
Reverse Mortgage Loans
Outstanding notes issued that are securitized by nonrecourse debt are paid using the cash flows from the underlying reverse mortgage loans, which serve as collateral for the debt. The fair value of nonrecourse debt is estimated using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The significant unobservable inputs used in the measurement include: borrower repayments rates and discount rates.
The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for prepayment and discount rates. The following table presents the weighted average significant unobservable assumptions used in the fair value measurements of nonrecourse debt for the periods indicated:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Performing/Nonperforming HECM securitizations
Weighted average remaining life (in years)	0.7-0.9	0.8	0.2 - 0.8	0.5
Conditional repayment rate	16.1% - 26.0%	19.9%	30.8% - 54.4%	43.5%
Discount rate	NM	4.1%	NM	2.3%
Securitized Non-Agency Reverse
Weighted average remaining life (in years)	0.8-2.2	1.6	1.0 - 2.3	1.6
Conditional repayment rate	15.6% - 37.0%	26.3%	18.4% - 35.9%	28.2%
Discount rate	NM	4.0%	NM	2.2%

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in months)	NM	3.7	NM	4.0
Weighted average prepayment speed (SMM)	NM	15.7%	NM	14.0%
Discount rate	NM	4.9%	NM	3.1%
Deferred Purchase Price Liabilities
Deferred purchase price liabilities are measured using a present value of future payments which considers various assumptions, including future loan origination volumes, projected earnings and discount rates. As of March 31, 2022 and December 31, 2021, the Company utilized a discount rates of

35
% to value the deferred
purchase price liabilities. As this value is largely based on unobservable inputs, the Company classifies this liability as
Level 3 in the fair value hierarchy.
Tax Receivable Agreement (“TRA”) Obligation
The fair value of the TRA obligation resulting from the exchanges at the Business Combination Closing Date is derived through the use of a DCF model. The significant assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate and an assumed weighted average state and local income tax rate, and a 13.5% discount rate at March 31, 2022 and December 31, 2021 applied

to future payments under the Tax Receivable Agreements. The Company classifies the TRA obligation as Level 3 in the fair value hierarchy.
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

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company utilized the following weighted average assumptions in estimating the fair value of the outstanding nonrecourse MSR financing liability:

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average prepayment speed (CPR)	0.7% - 10.5%	6.6%	2.0% - 11.0%	7.7%
Discount rate	8.1% - 10.1%	8.5%	8.1% - 10.1%	9.1%
Weighted average delinquency rate	NM	1.3%	NM	1.3%
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

	March 31, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	2.5 - 24.7	5.0	2.6 - 25.0	5.1
Discount rate	-2.6% - 8.9%	4.1%	1.9% - 8.2%	2.7%
Warrants
The Company has determined that the FoA warrants are subject to treatment as a liability. The warrants issued are exercisable for shares of Class A Common Stock of FoA at an exercise price of $11.50 per share. The warrants are publicly traded and are valued based on the closing market price of the applicable date of the Condensed Consolidated Statements of Financial Condition. Accordingly, the warrants are classified as Level 1 financial instruments.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$10,672,152	$—	$—	$10,672,152
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,830,105	—	—	5,830,105
Fix & flip mortgage loans	405,885	—	—	405,885
Loans held for investment:
Reverse mortgage loans	1,103,163	—	—	1,103,163
Fix & flip mortgage loans	69,962	—	—	69,962
Agricultural loans	45,865	—	—	45,865
Loans held for sale:
Residential mortgage loans	1,500,785	—	1,480,312	20,473
SRL	131,137	—	—	131,137
Portfolio	77,435	—	—	77,435
MSRs	426,102	—	—	426,102
Derivative assets:
Forward commitments, TBAs, and Treasury Futures	2,172	—	2,172	—
IRLCs	2,736	—	—	2,736
Forward MBS	34,867	—	34,867	—
Interest rate swap futures	241,430	241,430	—	—
Other assets:
Investments	6,000	—	—	6,000
Retained bonds	50,875	—	—	50,875

Total assets	$20,600,671	$241,430	$1,517,351	$18,841,890

Liabilities
HMBS related obligations	$10,548,131	$—	$—	$10,548,131
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	6,032,157	—	—	6,032,157
Nonrecourse commercial loan financing liability	127,639	—	—	127,639
Nonrecourse MSR financing liability	163,981	—	—	163,981
Deferred purchase price liabilities:
Deferred purchase price liabilities	7,852	—	—	7,852
TRA obligation	29,380	—	—	29,380
Derivative liabilities:
Forward MBS	1,183	—	1,183	—
Forward commitments, TBAs, and Treasury Futures	57	57	—	—
Interest rate swap futures	90,124	90,124	0	—
Warrant Liability	5,648	5,648	—	—

Total liabilities	$17,006,152	$95,829	$1,183	$16,909,140

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$10,556,054	$—	$—	$10,556,054
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,823,301	—	—	5,823,301
Fix & flip mortgage loans	394,893	—	—	394,893
Loans held for investment:
Reverse mortgage loans	940,604	—	—	940,604
Fix & flip mortgage loans	62,933	—	—	62,933
Agricultural loans	27,791	—	—	27,791
Loans held for sale:
Residential mortgage loans	1,902,952	—	1,885,627	17,325
SRL	98,852	—	—	98,852
Portfolio	50,574	—	—	50,574
MSRs	427,942	—	—	427,942
Derivative assets:
Forward commitments, TBAs, and Treasury Futures	1,763	—	1,763	—
IRLCs	23,222	—	—	23,222
Forward MBS	1,235	—	1,235	—
Interest rate swap futures	22,650	22,650	—	—
Other assets:
Investments	6,000	—	—	6,000
Retained bonds	55,614	—	—	55,614

Total assets	$20,396,380	$22,650	$1,888,625	$18,485,105

Liabilities
HMBS related obligations	$10,422,358	$—	$—	$10,422,358
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	5,857,069	—	—	5,857,069
Nonrecourse commercial loan financing liability	111,738	—	—	111,738
Nonrecourse MSR financing liability	142,435	—	—	142,435
Deferred purchase price liabilities:
Deferred purchase price liabilities	12,852	—	—	12,852
TRA obligation	29,380	—	—	29,380
Derivative liabilities:
Forward MBS	1,644	—	1,644	—
Forward commitments, TBAs, and Treasury Futures	186	108	78	—
Interest rate swap futures	24,848	24,848	—	—
Warrant Liability	5,497	5,497	—	—

Total liabilities	$16,608,007	$30,453	$1,722	$16,575,832

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3, in thousands):

	Successor
	Assets
March 31, 2022	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSRs	Retained bonds	Investments
Beginning balance, January 1, 2022	$11,587,382	$6,218,194	$166,750	$23,222	$427,942	$55,614	$6,000
Total gain or losses included in earnings	(35,895)	(313,720)	(7,040)	(20,486)	52,368	(3,289)	—
Purchases, settlements and transfers:
Purchases and additions, net	1,848,155	30,342	396,020	—	53,444	—	—
Sales and settlements	(612,624)	(586,276)	(329,590)	—	(107,652)	(1,450)	—
Transfers in/(out) between categories	(895,876)	887,450	2,905	—	—	—	—

Ending balance, March 31, 2022	$11,891,142	$6,235,990	$229,045	$2,736	$426,102	$50,875	$6,000

	Successor
	Liabilities
March 31, 2022	HMBS related obligations	Deferred purchase price liabilities	Nonrecourse debt in consolidated VIE trusts	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	TRA Liability
Beginning balance, January 1, 2022	$(10,422,358)	$(12,852)	$(5,857,069)	$(111,738)	$(155,108)	$(29,380)
Total gains or losses included in earnings	85,582	—	105,340	254	(16,038)	—
Purchases, settlements and transfers:
Purchases and additions, net	(948,682)	—	(1,048,499)	(60,658)	7,165	—
Sales and settlements	737,327	5,000	768,072	44,502	—	—
Transfers in/(out) between categories	—	—	—	—	—	—

Ending balance, March 31, 2022	$(10,548,131)	$(7,852)	$(6,032,156)	$(127,640)	$(163,981)	$(29,380)

	Predecessor
	Assets
March 31, 2021	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSRs	Investments
Beginning balance, January 1, 2021	$10,659,984	$5,396,167	$152,854	$88,660	$180,684	$18,934
Total gain or losses included in earnings	132,499	(37,757)	2,764	(50,040)	20,349	(9,464)
Purchases, settlements and transfers:
Purchases and additions, net	1,143,109	21,064	175,551	—	74,978	—
Sales and settlements	(534,738)	(360,128)	(152,579)	(46)	(8,647)	—
Transfers in/(out) between categories	(229,118)	272,098	(42,909)	—	—	—

Ending balance, March 31, 2021	$11,171,736	$5,291,444	$135,681	$38,574	$267,364	$9,470

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Financial Instruments-Overall.
The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company’s operational and risk management strategies. Presented in the tables below are the fair value and unpaid principal balance (“UPB”) at March 31, 2022 and December 31, 2021, of financial assets and liabilities for which the Company has elected the fair value option (in thousands):

March 31, 2022	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$10,672,152	$10,109,820
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,830,105	5,481,952
Commercial mortgage loans	405,885	404,974
Loans held for investment:
Reverse mortgage loans	1,103,163	988,321
Commercial mortgage loans	115,827	115,091
Loans held for sale:
Residential mortgage loans	1,500,785	1,499,525
Commercial mortgage loans	208,572	211,516
Liabilities at fair value under the fair value option
HMBS related obligations	10,548,131	10,109,820
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	6,032,157	6,152,713
Nonrecourse MSR financing liability	163,981	163,981
Nonrecourse commercial loan financing liability	127,639	123,900

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2021	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$10,556,054	$9,849,835
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,823,301	5,165,479
Commercial mortgage loans	394,893	388,788
Loans held for investment:
Reverse mortgage loans	940,605	815,426
Commercial mortgage loans	90,723	89,267
Loans held for sale:
Residential mortgage loans	1,902,953	1,859,788
Commercial mortgage loans	149,425	145,463
Liabilities at fair value under the fair value option
HMBS related obligations	10,422,358	9,849,835
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	5,857,069	5,709,946
Nonrecourse MSR financing liability	142,435	142,435
Nonrecourse commercial loan financing liability	111,738	107,744
Net fair value gains on loans and related obligations
Provided in the table below is a summary of the components of net fair value gains on loans and related obligations (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Net fair value gains (losses) on loans and related obligations:
Interest income on commercial and reverse loans	$163,694	$160,568
Change in fair value of loans	(507,327)	(51,346)
Change in fair value of MBS	—	—

Net fair value gains (losses) on loans	(343,633)	109,222

Interest expense on HMBS and nonrecourse obligations	(106,643)	(119,201)
Change in fair value of derivatives	165,579	43,972
Change in fair value of related obligations	295,132	42,670

Net fair value gains (losses) on related obligations	354,068	(32,559)

Net fair value gains (losses) on loans and related obligations	$10,435	$76,663

As the cash flows on the underlying mortgage loans will be utilized to settle the outstanding obligations, the Company’s own credit risk would not impact the fair value on the outstanding HMBS liabilities and nonrecourse debt.
Fair Value of Other Financial Instruments
As of March 31, 2022 and December 31, 2021, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash and cash equivalents including restricted cash, servicer advances, and other financing lines of credit, the carrying value approximates fair value due to the short-term nature of such instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 3 inputs, with the exception of cash and cash equivalents including restricted cash, which are Level 1 inputs.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Reverse Mortgage Portfolio Composition
The table below summarizes the composition and the remaining UPB (in thousands) of the reverse mortgage loan portfolio serviced by the Company:

	March 31, 2022	December 31, 2021
Reverse mortgage loans:
Reverse mortgage loans held for investment, subject to HMBS related obligations	$10,109,820	$9,849,835
Reverse mortgage loans held for investment:
Non-agency reverse mortgages	601,067	432,144
Loans not securitized (1)	313,569	266,723
Unpoolable loans (2)	65,303	104,551
Unpoolable tails	8,382	12,008

Total reverse mortgage loans held for investment	988,321	815,426
Reverse mortgage loans held for investment, subject to nonrecourse debt:
Performing HECM buyouts	304,503	289,089
Nonperforming HECM buyouts	656,608	590,729
Non-agency reverse mortgages	4,520,841	4,285,661

Total reverse mortgage loans held for investment, subject to nonrecourse debt	5,481,952	5,165,479

Total owned reverse mortgage portfolio	16,580,093	15,830,740
Loans reclassified as government guaranteed receivable	56,372	48,625
Loans serviced for others	13,959	17,840

Total serviced reverse mortgage loan portfolio	$16,650,424	$15,897,205

(1)	Loans not securitized represent primarily newly originated loans.
(2)	Unpoolable loans represent primarily loans that have reached 98% of their MCA.
The table below summarizes the reverse mortgage portfolio owned by the Company by product type (in thousands):

	March 31, 2022	December 31, 2021
Fixed rate loans	$6,566,169	$5,384,865
Adjustable rate loans	10,013,924	10,445,875

Total owned reverse mortgage portfolio	$16,580,093	$15,830,740

As of March 31, 2022 and December 31, 2021, there were $595.7 million and $599.1 million, respectively, of foreclosure proceedings in process, which are included in loans held for investment, at fair value, on the Condensed Consolidated Statements of Financial Condition.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
Loans held for investment, subject to HMBS related obligations, at fair value, consisted of the following for the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Loans held for investment, subject to HMBS related obligations - UPB	$10,109,820	$9,849,835
Fair value adjustments	562,332	706,219

Total loans held for investment, subject to HMBS related obligations, at fair value	$10,672,152	$10,556,054

7. Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Loans held for investment, subject to nonrecourse debt, at fair value, consisted of the following for the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Loans held for investment, subject to nonrecourse debt - UPB:
Reverse mortgage loans	$5,481,952	$5,165,479
Commercial mortgage loans	404,974	388,788
Fair value adjustments	349,064	663,927

Total loans held for investment, subject to nonrecourse debt, at fair value	$6,235,990	$6,218,194

The table below shows the total amount of loans held for investment, subject to nonrecourse debt, that were greater than 90 days past due and on non-accrual
status (in thousands):

	March 31, 2022	December 31, 2021
Loans 90 days or more past due and on non-accrual status
Fair value:
Commercial mortgage loans	$23,399	$26,081

Total fair value	23,399	26,081

Aggregate UPB:
Commercial mortgage loans	23,697	26,472

Total aggregate UPB	23,697	26,472

Difference	$(298)	$(391)

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Loans Held for Investment, at Fair Value
Loans held for investment, at fair value, consisted of the following for the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Loans held for investment - UPB:
Reverse mortgage loans	$988,321	$815,426
Commercial mortgage loans	115,091	89,267
Fair value adjustments	115,578	126,635

Total loans held for investment, at fair value	$1,218,990	$1,031,328

As of March 31, 2022 and December 31, 2021, there were $1.4 million and $2.3 million, respectively, of commercial loans that were greater than 90 days past due.
As of March 31, 2022 and December 31, 2021, there were $969.3 million and $810.6 million, respectively, in loans held for investment, at fair value pledged as collateral for financing lines of credit.
9. Loans Held for Sale, at Fair Value
Loans held for sale, at fair value, consisted of the following for the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Loans held for sale - UPB:
Residential mortgage and home improvement loans	$1,499,525	$1,859,788
Commercial mortgage loans	211,516	145,463
Fair value adjustments	(1,684)	47,127

Total loans held for sale, at fair value	$1,709,357	$2,052,378

The table below shows the total amount of loans held for sale that were greater than 90 days past due and on non-accrual
status (in thousands):

	March 31, 2022	December 31, 2021
Loans 90 days or more past due and on non-accrual status
Fair value:
Residential mortgage and home improvement loans	$3,495	$3,195
Commercial mortgage loans	2,549	3,163

Total fair value	6,044	6,358

Aggregate UPB:
Residential mortgage loans	3,993	3,753
Commercial mortgage loans	2,676	3,323

Total aggregate UPB	6,669	7,076

Difference	$(625)	$(718)

The Company originates or purchases and sells loans in the secondary mortgage market without recourse for credit losses. However, the Company at times maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below shows a reconciliation of the changes in loans held for sale for the respective periods presented below (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Beginning balance	$2,052,378	$2,222,811
Originations/purchases/repurchases	5,488,887	8,569,575
Proceeds from sales	(5,872,779)	(8,878,131)
Loans acquired through business combinations	—	35,226
Net transfers from loans held for investment	2,905	—
Gain on loans held for sale, net	44,872	188,564
Net fair value gains on loans held for sale	(6,906)	2,316

Ending balance	$1,709,357	$2,140,361

As of March 31, 2022 and December 31, 2021, there were $1.7 million and $2.0 million, respectively, in loans held for sale, at fair value pledged as collateral for financing lines of credit.
10. Mortgage Servicing Rights, at Fair Value
The servicing portfolio associated with capitalized servicing rights consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Fannie Mae/Freddie Mac	$31,324,584	$37,079,995
Ginnie Mae	1,656,411	1,109,962
Private investors	1,077,563	1,109,459

Total UPB	$34,058,558	$39,299,416

Weighted average interest rate	3.12%	3.03%
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Beginning UPB	$39,299,416	$22,269,362
Originated MSRs	4,257,281	6,312,227
Purchased MSRs	—	866,806
Sold MSRs	(8,368,734)	(1,090,267)
Portfolio runoff	(805,668)	(1,488,977)
Other	(323,737)	(193,793)

Ending UPB	$34,058,558	$26,675,358

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The activity in the MSRs asset consisted of the following (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Beginning balance	$427,942	$180,684
Originations	53,444	65,964
Purchases	—	9,014
Sales	(107,652)	(8,647)
Changes in fair value due to:
Changes in market inputs or assumptions used in valuation model	63,890	35,109
Changes in fair value due to portfolio runoff and other	(11,522)	(14,760)

Ending balance	$426,102	$267,364

The value of MSRs is driven by the net cash flows associated with servicing activities. The cash flows include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The fees were $14.3 million for the Successor three months ended March 31, 2022, and $13.0 million for the Predecessor period from January 1, 2021 to March 31, 2021. These fees and changes in fair value of the MSRs are recorded within fee income on the Condensed Consolidated Statements of Operations (Unaudited). As of March 31, 2022 and December 31, 2021, there were $164.0 million and $142.4 million, respectively, in MSRs, at fair value pledged as collateral for nonrecourse debt.
The following table provides a summary of the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total UPB of the portfolio:

	March 31, 2022		December 31, 2021
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio delinquency 30 days	0.4%	0.4%	0.4%	0.3%
60 days	0.1%	0.1%	0.1%	0.0%
90 or more days	0.1%	0.1%	0.1%	0.1%

Total	0.6%	0.6%	0.6%	0.4%

Foreclosure/real estate owned	0.0%	0.0%	0.0%	0.0%

11.	Derivative and Risk Management Activities
The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates, due to their impact on mortgage-related assets and commitments. The Company is also subject to changes in short-term interest rates, such as LIBOR, due to their impact on certain variable rate asset-backed debt such as warehouse lines of credit. Various financial instruments are used to manage and reduce this risk, including forward delivery commitments on MBS or whole loans and interest rate swaps.
The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of March 31, 2022 and December 31, 2021.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize the fair value, notional amount, and unrealized gains (losses) of derivative instruments (in thousands) for the periods indicated:

	March 31, 2022
	Derivative assets			Derivative liabilities
	Fair value	Notional amount	Unrealized gains (losses)	Fair value	Notional amount	Unrealized gains (losses)
IRLCs	$2,736	$2,182,604	$(20,486)	$—	$—	$—
Forward commitments, TBAs and Treasury Futures	2,172	81,737	408	57	362,000	129
Interest rate swaps and futures contracts	241,430	7,317,500	218,781	90,124	4,732,700	(65,276)
Forward MBS	34,867	2,326,213	33,632	1,183	243,000	461

Net fair value of derivative financial instruments	$281,205	$11,908,054	$232,335	$91,364	$5,337,700	$(64,686)

	December 31, 2021
	Derivative assets			Derivative liabilities
	Fair value	Notional amount	Unrealized gains (losses)	Fair value	Notional amount	Unrealized gains (losses)
IRLCs	$23,222	$2,047,938	$(64,354)	$—	$—	$—
Forward commitments, TBAs and Treasury Futures	1,763	6,171,300	(43)	186	6,113,000	1,146
Interest rate swaps and futures contracts	22,650	6,143,300	19,966	24,848	6,094,100	(24,093)
Forward MBS	1,235	658,000	1,235	1,644	1,501,000	16,991

Net fair value of derivative financial instruments	$48,870	$15,020,538	$(43,196)	$26,678	$13,708,100	$(5,956)

The Company is exposed to risk in the event of nonperformance by counterparties in their derivative contracts. In general, the Company manages such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount of exposure and/or dispersing the risk among multiple counterparties. While the Company does not presently have master netting arrangements with its derivative counterparties, it does either maintain or deposit cash as margin collateral with its clearing broker to the extent the relative value of its derivatives are above or below their initial strike price. The Company held deposits from its clearing broker of $163.4 million as of March 31, 2022 and had provided deposits to its clearing broker of $23.2 million as of December 31, 2021. Total margin collateral is included in other assets, net, when in a net receivable position or in payables and other liabilities when in a net payable position in the Company’s Condensed Consolidated Statements of Financial Condition.

12.	Goodwill
Goodwill consisted of the following (in thousands):

	As of March 31, 2022	As of March 31, 2021
	Successor	Predecessor
Beginning balance	$—	$121,233
Additions from acquisitions	—	7,517

Ending balance	$—	$128,750

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The

Company did
no
t
record any goodwill or related impairment for the Successor three months ended March 31, 2022 and no impairment was recorded for the Predecessor
p
eriod from January 1, 2021 to March 31, 2021.

	As of March 31, 2022	As of March 31, 2021
	Successor	Predecessor
Reporting units:
Mortgage Originations	$—	$51,946
Commercial Originations	—	43,113
Lender Services	—	25,247
Portfolio Management	—	8,444

Total goodwill	$—	$128,750

13.	Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

March 31, 2022	Amortization Period (Years)	Cost	Accumulated Amortization	Impairment	Net
Successor:
Non-amortizing intangibles
Trade name	N/A	$91,600	$—	$—	$91,600

Total non-amortizing intangibles		$91,600	$—	$—	$91,600

Amortizing intangibles
Broker/customer relationships	8 - 15	$541,100	$(52,948)	$—	$488,152
Trade names and other	5 - 10	10,937	(1,597)	—	9,340

Total amortizing intangibles		$552,037	$(54,545)	$—	$497,492

Total intangibles		$643,637	$(54,545)	$—	$589,092

December 31, 2021	Amortization Period (Years)	Cost	Accumulated Amortization	Impairment	Net
Successor:
Non-amortizing intangibles
Trade name	N/A	$178,000	$—	$(86,400)	$91,600

Total non-amortizing intangibles		$178,000	$—	$(86,400)	$91,600

Amortizing intangibles
Broker/customer relationships	8 - 15	$541,100	$(39,711)	$—	$501,389
Trade names and other	5 - 10	10,937	(1,026)	—	9,911

Total amortizing intangibles		$552,037	$(40,737)	$—	$511,300

Total intangibles		$730,037	$(40,737)	$(86,400)	$602,900

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization

expense was $
13.8
 million for the Successor three months ended March
31
,
2022
, and $
0.6
 million for the Predecessor period from January
1
,
2021
to March
31
,
2021
.
The estimated amortization expense for each of the five succeeding fiscal years and thereafter as of March 31, 2022 is as follows (in thousands):

Year Ending December 31,	Amount
2022	$41,645
2023	55,233
2024	55,233
2025	55,233
2026	55,126
Thereafter	235,022

Total future amortization expens e	$497,492

14.	HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Ginnie Mae loan pools - UPB	$10,109,820	$9,849,835
Fair value adjustments	438,311	572,523

Total HMBS related obligations, at fair value	$10,548,131	$10,422,358

Weighted average remaining life (in years)	4.4	4.6
Weighted average interest rate	2.6%	2.5%
HMBS related obligations represent the issuance of pools of HMBS, which are guaranteed by GNMA, to third party security holders. The Company accounts for the transfers of these advances in the related HECM loans as secured borrowings, retaining the initial HECM loans in the Condensed Consolidated Statements of Financial Condition as loans held for investment, subject to HMBS related obligations, at fair value and recording the pooled HMBS as HMBS related obligations, at fair value. Monthly cash flows generated from the HECM loans are used to service the outstanding HMBS.
The Company was servicing 1,896 and 1,849 Ginnie Mae loan pools at March 31, 2022 and December 31, 2021, respectively.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

15.	Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date	Interest Rate	Original Issue Amount	March 31, 2022	December 31, 2021
Securitization of performing / nonperforming HECM loans	July 2020 - February 2022	July 2030 - February 2032	0.88% - 9.32%	$1,805,528	$1,026,869	$922,970
Securitization of non-agency reverse loans	May 2018 - February 2022	May 2023 - November 2069	1.25% - 4.50%	6,345,967	4,857,333	4,630,203
Securitization of Fix & Flip loans	April 2021	November 2024 - May 2025	2.10% - 5.40%	268,511	268,511	268,511
Total consolidated VIE nonrecourse debt UPB					6,152,713	5,821,684
Nonrecourse MSR financing liability, at fair value					163,981	142,435
Nonrecourse commercial loan financing liability (1)					123,900	107,744
Fair value adjustments					(116,817)	39,379

Total nonrecourse debt, at fair value					$6,323,777	$6,111,242

(1)
Nonrecourse commercial loan financing liability, comprise the balance of the nonrecourse debt for the applicable period associated with the CAPT securitization. As the CAPT securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt is accounted for by FoA and presented separately from the other nonrecourse debts. Refer to Note 3—Variable Interest Entities and Securitizations for additional information.
Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of March 31, 2022, estimated maturities for nonrecourse debt, at fair value, for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities (1)
2022	$1,242,161
2023	2,644,434
2024	2,088,782
2025	301,236
Thereafter	—

Total payments on nonrecourse debt	$6,276,613

(1)
Nonrecourse MSR financing liability is excluded from this balance, as the timing of the payments of the nonrecourse MSR financing liability is dependent on the payments received on the underlying MSRs and no contractual maturity date is applicable.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

16.	Other Financing Lines of Credit
The following summarizes the components of other financing lines of credit (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity (1)	March 31, 2022	December 31, 2021
Mortgage Lines:
April 2022 - June 2023	LIBOR/SOFR + applicable margin	First Lien Mortgages	$3,225,000	$1,431,784	$1,802,348
May 2022 - November 2022	LIBOR/ AMERIBOR + applicable margin	MSRs	95,329	110,885	138,524
March 2026	LIBOR + applicable margin	Mortgage Related Assets	150,000	51,269	55,666

Subtotal mortgage lines of credit			$3,470,329	$1,593,908	$1,996,538

Reverse Lines:
April 2022 - April 2023	LIBOR + applicable margin	First Lien Mortgages	$1,275,000	$887,435	$714,013
April 2022 - September 2023	Bond accrual rate + applicable margin	Mortgage Related Assets	397,500	300,834	297,893
February 2024	LIBOR + applicable margin	MSRs	90,000	70,365	78,952
May 2022	Prime + .50%; 6% floor	Unsecuritized Tails	50,000	44,257	38,544

Subtotal reverse lines of credit			$1,812,500	$1,302,891	$1,129,402

Commercial Lines:
June 2022 - August 2022	LIBOR/SOFR + applicable margin	Encumbered Agricultural Loans	$125,000	$25,036	$25,127
April 2022 - January 2024	LIBOR + applicable margin	First Lien Mortgages	432,500	237,921	167,159
August 2022	10%	Second Lien Mortgages	30,000	30,000	24,175
N/A	LIBOR + applicable margin	Mortgage Related Assets	—	—	5,041

Subtotal commercial lines of credit			$587,500	$292,957	$221,502

Total other financing lines of credit			$5,870,329	$3,189,756	$3,347,442

(1)
Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, the weighted average outstanding interest rates on outstanding financing lines of credit of the Company were
 2.74% and 2.75%, respectively.
The Company’s borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements.
As of March 31, 2022, the Company was in compliance with its liquidity requirements and net worth covenants. With respect to certain profitability requirements, the Company obtained waivers or amendments to its profitability covenants as of March 31, 2022.
The terms of the Company’s financing arrangements and credit facilities contain covenants, and the terms of the Company’s GSE/seller servicer contracts contain requirements that may restrict the Company and its subsidiaries from paying distributions to its members. These restrictions include restrictions on paying distributions whenever the payment of such distributions would cause FoA or its subsidiaries to no longer be in compliance with any of its financial covenants or

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

GSE requirements. Further, the Company is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the Company (with certain exceptions) exceed the fair value of its assets. Subsidiaries of the Company are generally subject to similar legal limitations on their ability to make distributions to FoA.
As of March 31, 2022, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	March 31, 2022	Maximum Allowable Distribution (1)

FAM
Adjusted Tangible Net Worth (2)	$225,000	$243,900	$18,900
Liquidity	55,000	68,451	$13,451
Leverage Ratio	15:1	10.2:1	78,327
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement) (3)	$161,235	$301,073	$139,838
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement) (3)	120,432	301,073	$180,641
FAR
Adjusted Tangible Net Worth (2)	$417,826	$452,613	$34,787
Liquidity	20,000	113,656	$93,656
Leverage Ratio	6:1	4.3:1	$126,542

(1)	The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary.
(2)	This amount is based on the most restrictive financing line of credit covenant.
(3)	This amount is the covenant calculation specific to FNMA.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2021, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	December 31, 2021	Maximum Allowable Distribution (1)

FAM
Adjusted Tangible Net Worth (2)	$150,000	$180,032	$30,032
Liquidity	40,000	43,734	3,734
Leverage Ratio	15:1	13.9:1	12,154
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement) (3)	$150,539	$214,979	$64,440
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement) (3)	114,830	214,979	100,149
FACo
Adjusted Tangible Net Worth	$85,000	$87,350	$2,350
Liquidity	20,000	32,728	12,728
Leverage Ratio	6:1	2.8:1	46,895
FAR
Adjusted Tangible Net Worth	$417,826	$527,443	$109,617
Liquidity	20,000	23,845	3,845
Leverage Ratio	6:1	2.9:1	264,134

(1)	The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary.
(2)	This amount is based on the most restrictive financing line of credit covenant.
(3)	This amount is the covenant calculation specific to FNMA.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

17.	Payables and Other Liabilities
Payables and other liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued liabilities	$259,133	$114,931
Derivative liabilities	91,364	26,678
Accrued compensation expense	82,052	129,919
Lease liabilities	62,933	65,518
Deferred purchase price liabilities	42,541	47,479
GNMA reverse mortgage buyout payable	33,601	31,274
Deferred tax liability, net	19,658	18,581
Estimate of claim losses	15,821	14,993
Liability for loans eligible for repurchase from GNMA	10,345	7,956
Repurchase reserves	7,856	8,685
Warrant liability	5,648	5,497

Total payables and other liabilities	$630,952	$471,511

Warrants
As of March 31, 2022, there were 14,375,000 Public Warrants outstanding. As of March 31, 2022, and December 31, 2021, the Warrants had a fair value of $5.6 million and $5.5 million, respectively. These liability-classified Public Warrants are out of the money and thus have no impact on diluted EPS.

18.	Notes Payable, Net
A summary of the outstanding notes payable, net, is presented in the table below (in thousands):

Description	Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
Senior Unsecured Notes	November 2025	7.9%	$350,000	$350,000
Fair value adjustment, net of amortization (1)			3,196	3,383

Total notes payable, net			$353,196	$353,383

(1)
In conjunction with the Business Combination, the Company was required to adjust the liabilities assumed to fair value, resulting in a premium on the Notes and the elimination of the previously recognized debt issuance costs.

Interest expense was $6.7 million for the Successor three months ended March 31, 2022, and $7.7 million for the Predecessor period from January 1, 2021 to March 31, 2021. The Company was in compliance with all required covenants related to the Notes as of March 31, 2022.

19.	Litigation
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

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company establishes an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain matters, the Company may consider a loss to be probable but cannot calculate a precise estimate of losses. For these matters, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter.
As of March 31, 2022, there were no matters that the Company considered to be probable or reasonably possible for which they could estimate losses or a reasonable range of estimated losses.
The Company is a defendant in four representative lawsuits alleging violations of the California Labor Code and brought pursuant to the California Private Attorneys General Act (“PAGA”). The cases have been coordinated and currently are stayed pending a ruling by the Supreme Court of the United States in Viking River Cruises, Inc. v. Moriana. Due to the unpredictable nature of litigation generally, and the wide discretion afforded the Court in awarding civil penalties in PAGA actions, the outcome of these matters cannot be presently determined, and a range of possible losses cannot be reasonably estimated. Although the actions are being vigorously defended, the Company could, in the future, incur judgments or enter into settlements of claims that could have a negative effect on its results of operations in any particular period.
Legal expenses, which includes, among other things, settlements and the fees paid to external legal service providers, were $0.9 million for the Successor three months ended March 31, 2022, and $4.2 million for the Predecessor period from January 1, 2021 to March 31, 2021. These expenses are included in general and administrative expenses in the Condensed Consolidated Statements of Operations (Unaudited).

20.	Commitments and Contingencies
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
sub-servicers
on a daily basis.
Contractual
sub-servicing
fees related to
sub-servicer
arrangements are generally based on a fixed dollar amount per loan and are included in general and administrative expenses in the Condensed Consolidated Statements of Operations (Unaudited).

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unfunded Commitments
The Company is required to fund further borrower advances (where the borrower has not fully drawn down the HECM, non-agency
reverse mortgage, or fix & flip loan proceeds available), and fund the payment of the borrower’s obligation to pay FHA monthly insurance premiums.
The outstanding unfunded commitments available to borrowers related to agency and non-agency
reverse mortgage loans were approximately $2.8 billion as of March 31, 2022, compared to $2.6 billion as of December 31, 2021. The outstanding unfunded commitments available to borrowers related to fix & flip loans were approximately $10.3 million and $9.9 million as of March 31, 2022 and December 31, 2021, respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit.
The Company also has commitments to purchase and sell loans totaling $33.7 million and $140.6 million, respectively, as of March 31, 2022, compared to $47.3 million and $0, respectively, as of December 31, 2021.
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
For each HECM loan that the Company securitizes into Agency HMBS, the Company is required to covenant and warrant to Ginnie Mae, among other things, that the HECM loans related to each participation included in the Agency HMBS are eligible under the requirements of the National Housing Act and the Ginnie Mae MBS Guide, and that the Company will take all actions necessary to ensure the HECM loan’s continued eligibility. The Ginnie Mae HMBS program requires that the Company removes the participation related to any HECM loan that does not meet the requirements of the Ginnie Mae MBS Guide. In addition to securitizing HECM loans into Agency HMBS, the Company may sell HECM loans to third parties, and the agreements with such third parties include standard representations and warranties related to such loans, which if breached, may require the Company to repurchase the HECM loan and/or indemnify the purchaser for losses related to such HECM loans. In the case where the Company repurchases the loan, the Company bears any subsequent credit loss on the loan. To the extent that the Company is required to remove a loan from an Agency HMBS, purchase a loan from a third party or indemnify a third party, the potential losses suffered by the Company may be reduced by any recourse the Company has to the originating broker and/or correspondent lender, if applicable, to the extent such entity breached similar or other representations and warranties. Under most circumstances, the Company has the right to require the originating broker/correspondent to repurchase the related loan from the Company and/or indemnify the Company for losses incurred. The Company seeks to manage the risk of repurchase and associated credit exposure through the Company’s underwriting and quality assurance practices.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

21.	Equity Based Compensation
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
Additionally, pursuant to the terms of the 2021 Omnibus Incentive Plan, the Company granted equity based compensation to certain employees and non-employee
board of directors members, henceforth referred to as
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
Replacement RSUs
Pursuant to the terms of the A&R MLTIP executed on October 28, 2020, the Company granted each employee who held Phantom Units in FoA Equity and remained employed as of the Replacement RSU grant date, April 1, 2021, in consideration for the cancellation of their Phantom Units, Replacement RSUs that will vest into shares of Class A Common Stock.
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
Earnout Right RSUs have the same service-based vesting conditions listed above for the Replacement RSUs along with market-based vesting conditions. The first tranche of Earnout Right RSUs vest upon satisfaction of the service-based vesting conditions and if, at any time during the six years following the Closing, the VWAP of FoA’s Class A Common Stock is greater than or equal to $12.50 for any twenty out of thirty consecutive trading days.

The second tranche of Earnout Right RSUs vest upon satisfaction of the service-based vesting conditions and if, at any time during the six years
following the Closing, the VWAP of FoA’s Class A Common Stock is greater than or equal to $
15.00
for any
twenty
out of thirty consecutive trading days.
Non-LTIP
RSUs
Pursuant to the terms of the 2021 Omnibus Incentive Plan executed on November 18, 2021, the Company granted
Non-LTIP
RSUs to employees and
non-employee
board of directors members. The RSUs granted have various grant dates and vesting schedules.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

All vesting is subject to each holder’s continued employment and are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plan.
Employee Stock Purchase Plan
On January 1, 2022, FoA opened an initial offering period for our Employee Stock Purchase Plan (the “ESPP”) for the benefit of Company employees. Participation in the ESPP is voluntary and is open to any Company employee who satisfies the eligibility requirements under the ESPP other than the Company’s “officers” (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The ESPP allows for shares of the Company’s Class A Common Stock to be purchased on behalf of participants, using funds contributed by participants through payroll deductions. Participants can contribute up to the lesser of 15% of the participant’s Base Earnings (as defined in the ESPP) or $50,000 per participant in any calendar year. The ESPP includes a matching component pursuant to which participating employees will be eligible to receive a grant of restricted stock units (“Match RSUs”) pursuant to and in accordance with the Company’s 2021 Omnibus Incentive Plan. The number of Match RSUs to be granted to participants with respect to each offering period will equal to 20% of the shares purchased by participants under the ESPP with respect to such offering period. The Company recorded $0.1 million in expense associated with the ESPP within salaries, benefits and related expenses on the Condensed Consolidated Statement of Operations (Unaudited) for the Successor three months ended March 31 2022.
A

summary of the each classification of RSU activity for the periods indicated is presented below in thousands, except for share information:

				Grant Date Fair Value
Replacement RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, December 31, 2021	10,392,226	20,640	10,412,866	$9.48	$98,714
Granted	—	—	—	—	—
Vested	(722,398)	722,398	—	—	—
Forfeited	—	—	—	—	—
Settled	—	(20,640)	(20,640)	9.48	(196)

Outstanding, March 31, 2022	9,669,828	722,398	10,392,226	$9.48	$98,518

On March 15, 2022, there was a good leaver event that resulted in 722,398 RSUs being vested. There are

3,704,860
Replacement RSUs
that
are scheduled to vest from April
1
,
2022
to December
31
,
2022
on the first anniversary of the Business Combination (
April 1, 2022
). Equity based compensation expense for the Replacement RSUs totaled $
15.3
 million and $
0
for the Successor
three
months ended March
31
,
2022
and the Predecessor period from January
1
,
2021
to March
31
,
2021
, respectively. Unrecognized equity based compensation expense for the Replacement RSUs totaled $
51.9
 million as of
 March
31
,
2022
.

				Grant Date Fair Value
Earnout Right RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, December 31, 2021	1,531,440	—	1,531,440	$8.91	$13,638
Granted	—	—	—	—	—
Forfeited	—	—	—	—	—

Outstanding, March 31, 2022	1,531,440	—	1,531,440	$8.91	$13,638

No Earnout Right RSUs are scheduled to vest from April 1, 2022 to December 31, 2022. Equity based compensation expense for the Earnout Right RSUs totaled $2.2 million and $0 for the Successor three months ended March 31, 2022 and the Predecessor period from January 1, 2021 to March 31, 2021, respectively. Unrecognized equity based compensation expense for the Earnout Right RSUs totaled $4.0 million as of March 31, 2022.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

				Grant Date Fair Value
Non-LTIP RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, December 31, 2021	168,221	—	168,221	$5.35	$900
Granted	409,835	—	409,835	3.35	1,373
Vested	—	—	—	—	—
Settled	—	—	—	—	—

Outstanding, March 31, 2022	578,056	—	578,056	$3.93	$2,273

219,987 of the
Non-LTIP
 RSUs are scheduled to vest from April 1, 2022 to December 31, 2022. Equity based compensation expense for the
Non-LTIP
RSUs totaled $0.4 million and $0 for the Successor three months ended March 31, 2022 and the Predecessor period from January 1, 2021 to March 31, 2021, respectively. Unrecognized equity based compensation expense for the
Non-LTIP
RSUs totaled $1.8 million
as of
March 31, 2022.
LTIP
On January 1, 2015, the Company established an LTIP to compensate key employees. Any distributions are based on distributions received by equity holders of the Company in excess of the contributed equity capital, plus a designated return on contributed equity capital (the “Hurdle”).
The Phantom Units were accounted for as a profit-sharing arrangement, as they did not represent a substantive form of equity and were not indexed to the price of UFG common units.
In connection with the Closing of the Business Combination, which occurred on April 1, 2021, the holders of Phantom Units (1,077 units outstanding) received one-time
lump sum cash payments totaling $24.0 million as it relates to the achievement of the Hurdle being met under the original terms of the Plan.
The cash payment of $24.0 million related to prior services provided solely for the benefit of the Company and not for ongoing services to be provided in the future that would benefit the post-combination entity. Given that the payment was triggered by the distributions made in connection with the successful closing of the Business Combination, the payment of $24.0 million was considered to have been incurred “on the line.” The balance of the Company’s obligation under the Plan was replaced by the issuance of Replacement RSUs and Earnout Right RSUs described above as governed by the A&R MLTIP.

22.	Business Segment Reporting
The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended March 31, 2022
	Successor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$111,921	$—	$—	$210	$10,928	$123,059	$—	$(4,707)	$118,352
Net fair value gains on loans and related obligations	—	105,755	3,475	—	(102,785)	6,445	—	3,990	10,435
Fee income	20,149	1,816	17,158	76,152	54,525	169,800	—	(12,196)	157,604
Net interest income (expense)
Interest income	12,572	—	—	160	1,047	13,779	94	—	13,873
Interest expense	(9,371)	—	—	(33)	(16,723)	(26,127)	(6,703)	—	(32,830)

Net interest income (expense)	3,201	—	—	127	(15,676)	(12,348)	(6,609)	—	(18,957)

Total revenue	135,271	107,571	20,633	76,489	(53,008)	286,956	(6,609)	(12,913)	267,434
Total expenses	156,783	43,179	23,087	70,756	34,711	328,516	34,038	(13,018)	349,536
Other, net	—	3,214	124	1,664	27	5,029	(152)	(105)	4,772

Net (loss) income before taxes	$(21,512)	$67,606	$(2,330)	$7,397	$(87,692)	$(36,531)	$(40,799)	$—	$(77,330)

Depreciation and amortization	$2,820	$9,598	$514	$3,112	$91	$16,135	$509	$—	$16,644
Total assets	1,761,388	416,127	26,752	224,673	19,628,648	22,057,588	1,755,154	(1,734,835)	22,077,907

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	January 1, 2021 to March 31, 2021
	Predecessor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$286,481	$—	$—	$—	$5,065	$291,546	$—	$(212)	$291,334
Net fair value gains on loans and related obligations	—	68,449	5,431	—	2,750	76,630	—	33	76,663
Fee income	32,731	524	8,930	76,383	36,191	154,759	—	6,612	161,371
Net interest income (expense)
Interest income	12,483	—	—	28	138	12,649	12	—	12,661
Interest expense	(11,592)	—	—	(64)	(14,954)	(26,610)	(7,756)	—	(34,366)

Net interest income (expense)	891	—	—	(36)	(14,816)	(13,961)	(7,744)	—	(21,705)

Total revenue	320,103	68,973	14,361	76,347	29,190	508,974	(7,744)	6,433	507,663
Total expenses	224,246	23,693	13,391	62,970	24,406	348,706	18,683	5,925	373,314
Other, net	—	34	149	2	895	1,080	(9,464)	(508)	(8,892)

Net income (loss) before taxes	$95,857	$45,314	$1,119	$13,379	$5,679	$161,348	$(35,891)	$—	$125,457

Depreciation and amortization	$1,423	$151	$125	$1,268	$146	$3,113	$371	$—	$3,484
Total assets	2,425,529	35,861	82,375	125,317	17,378,088	20,047,170	379,562	(326,313)	20,100,419

23.	Liquidity and Capital Requirements
FAM
In addition to the covenant requirements of FAM mentioned in Note 16 - Other Financing Lines of Credit, FAM is subject to various regulatory capital requirements administered by HUD as a result of their mortgage origination and servicing activities. HUD governs non-supervised,
direct endorsement mortgagees, and Ginnie Mae, FNMA and FHLMC, which sponsor programs that govern a significant portion of FAM’s mortgage loans sold and servicing activities. Additionally, FAM is required to maintain minimum net worth requirements for many of the states in which it sells and services loans. Each state has its own minimum net worth requirement; however, none of the state requirements are material to the Company’s Condensed Consolidated Financial Statements (Unaudited).
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

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Among FAM’s various capital requirements related to its outstanding mortgage origination and servicing agreements, the most restrictive of these requires FAM to maintain a minimum adjusted net worth balance as of the end of the most recent fiscal quarter of $183.1 million as of March 31, 2022. FAM’s adjusted net worth was $301.1 million as of March 31, 2022. FAM is also subject to requirements related to material declines in quarterly and two consecutive quarter tangible net worth.
As of March 31, 2022, FAM was in compliance with these covenants.
In addition, FAM is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAM throughout the year. FAM is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of March 31, 2022, FAM was in compliance with applicable requirements.
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
As of March 31, 2022, FAR was in compliance with the minimum net worth, liquidity, capitalization levels and insurance requirements of Ginnie Mae.
The minimum tangible net worth required of FAR by Ginnie Mae was $106.6 million as of March 31, 2022. FAR’s actual net worth calculated based on Ginnie Mae guidance was $439.0 million as of March 31, 2022. The Company was therefore in compliance with all net worth requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of March 31, 2022, FAR was in compliance with applicable requirements.
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
(“the Rule”), which requires the maintenance of minimum net capital. ISG computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $0.3 million. As of March 31, 2022, ISG met the minimum net capital requirement amounts and was therefore in compliance.
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

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Agents National Title Insurance Company (“ANTIC”), an operating subsidiary of Incenter, has additional capital requirements. The State of Missouri and State of Alabama require domestic title insurance underwriters maintain minimum capital and surplus of $1.6 million and $0.2 million, respectively. Failure to comply with these provisions may result in various actions up to and including surrender of the certificate of authority. Additionally, in October 2019, ANTIC entered into a capital maintenance agreement in conjunction with the approval for the certificate of authority for California. This agreement requires ANTIC to maintain a minimum of $8.0 million in policyholder surplus. If ANTIC falls below this requirement in any given quarter, Incenter must contribute cash, cash equivalents securities or other instruments to bring ANTIC in compliance. The Company’s insurance company subsidiaries met the existing minimum statutory capital and surplus requirements as of March 31, 2022.
ANTIC is also required to maintain bonds, certificates of deposit and interest bearing accounts in accordance with applicable state regulatory requirements. The total requirement was $4.0 million across all states as of March 31, 2022. The Company was in compliance with these requirements as of March 31, 2022.

24.	Related Party Transactions
Promissory Notes
The Company had two Revolving Working Capital Promissory Note Agreements (the “2021 Promissory Notes”) outstanding with BTO Urban Holdings and Libman Family Holdings, LLC, which are deemed affiliates of the Company. Amounts under the 2021 Promissory Notes may be re-borrowed
and
repaid from time to time until the related maturity date. The 2021 Promissory Notes accrue interest monthly at a rate of 6.5%
per annum mature in

January 2023. There
were
no
t amounts outstanding and no interest on these notes paid during the Successor three months ended March 31, 2022 or for the Predecessor period from January 1, 2021 to March 31, 2021.
Agricultural Loans
In 2019, the Company entered into an Amended and Restated Limited Liability Company Agreement with FarmOp Capital Holdings, LLC (“FarmOps”) in which the Company acquired an equity investment in FarmOps. Subsequent to this agreement, the Company agreed to purchase originated agricultural loans from FarmOps. The Company purchased agricultural loans and had total funded draw amounts of $73.3 million and $88.7 million, respectively, for the Successor three months ended March 31, 2022, and $83.0 million and $82.1 million, respectively, for the Predecessor period from January 1, 2021 to March 31, 2021.
The Company had promissory notes outstanding with FarmOps of $4.2 million and $4.1 million, including accrued interest, as of March 31, 2022 and December 31, 2021, respectively.
In July 2021, upon meeting the contractual exercise condition, the Company exercised its warrant for the purchase of 6,426,015 Series
A-2
Convertible Preferred Units of FarmOps at the contractual cash exercise price of $0.0001 per unit. Following this exercise, FoA’s percentage of fully-diluted equity ownership of FarmOps is 36.4%.
Cloudvirga
In 2017 and 2019, the Company purchased preferred and common stock investments in Cloudvirga, Inc. (“Cloudvirga”). Subsequent to its investment, the Company entered into a software development arrangement in which Cloudvirga agreed to develop software in addition to providing certain technology services for the Company. In May 2021, Cloudvirga merged with an unaffiliated third party, causing the liquidation of all shares held by the Company. As such, the fair value assumptions used to determine the holding value of such preferred equity were updated by the Company and resulted in an impairment of the equity investment of $9.3 million in the Predecessor period from January 1, 2021 to March 31, 2021. As a result of this liquidation of all shares held by the Company, the related party relationship was terminated.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
As of March 31, 2022 and December 31, 2021, the Company had an outstanding advance of $160.1 million and $115.4 million, respectively, against this commitment for the purchase of beneficial interests in servicing fees associated with MSRs with a fair value of
$176.1 million and $155.1 million, respectively.
The Company has also entered into Investment Management Agreements with these third parties to serve as the investment manager, in which the Company performs various advisory services to the investors in exchange for a management fees. Management fees amounted to $0.1 million for the Successor three months ended March 31, 2022 and $0.1 million for the Predecessor period from January 1, 2021 to March 31, 2021.
Senior Notes
Related parties of FoA purchased notes in the high-yield debt offering in November 2020 in an aggregate principal amount of $135.0 million.

25.	Income Taxes
The components of income tax expense were as follows:

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Net income before income taxes	$(77,330)	$125,457
Provision for income taxes	(13,335)	1,137
Effective tax provision rate	17.24%	0.91%
The Company’s effective tax rate for the three months ended March 31, 2022 differs from the U.S.’s statutory rate primarily due to anticipated state statutory income tax rates as well as the projected mix of earnings or loss attributable to the noncontrolling interest not allocable to FoA. Prior to the Business Combination, FoA Equity operated as a U.S. Partnership which, generally, are not subject to federal and state income taxes.
After the Business Combination, FoA is taxed as a corporation and is subject to corporate federal, state and local taxes on the income allocated to it from FoA Equity, based upon FoA’s economic interest in FoA Equity, as well as any stand-alone income or loss it generates. FoA Equity and its disregarded subsidiaries are treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, FoA Equity is not subject to U.S. federal and certain state and local income taxes. FoA Equity’s members, including FoA, are liable for federal, state and local income taxes based on their allocable share of FoA Equity’s pass-through taxable income or loss.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

FoA Equity wholly owns Campus Door Inc., BNT Title Company of California, ANTIC Inc. and Silvernest Inc., which are regarded corporate subsidiaries for tax purposes. FoA Equity’s regarded corporate subsidiaries are subject to corporate federal, state and local taxes on income they generate. As such, the consolidated tax provision of FoA includes corporate taxes that it incurs based on its flow-through income from FoA Equity as well as its allocable portion of corporate taxes that are incurred by its regarded subsidiaries.
The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not
to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
The Company recognizes uncertain income tax positions when it is not more-likely-than-not
a tax position will be sustained upon examination. As of March 31, 2022, the Company has recognized uncertain tax positions related to positions taken at FoA and lower tier subsidiaries. There were no significant changes to the Company’s uncertain tax positions for the current period. The Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision
. No
interest or penalties were recognized in income tax expense for the Successor three months ended March 31, 2022. Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2017 or prior.
26.    Earnings Per Share
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

For the three months ended March 31, 2022
Successor
Basic net loss per share:
Numerator
Net loss	$(63,995)
Less: loss attributable to noncontrolling interests (1)	(55,502)

Net loss attributable to holders of Class A Common Stock - basic	$(8,493)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	60,773,891

Basic net loss per share	$(0.14)

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Loss attributable to noncontrolling interest includes an allocation of expense related to the A&R MLTIP. See Note 21 — Equity Based Compensation for additional details.

For the three months ended March 31, 2022
Successor
Diluted net loss per share:
Numerator
Net loss attributable to holders of Class A Common Stock	$(8,493)
Reallocation of net loss assuming exchange of Class A LLC Units (1)	(48,753)

Net loss attributable to holders of Class A Common Stock - diluted	$(57,246)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	60,773,891
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock (2)	128,675,045

Weighted average shares of Class A Common Stock outstanding - diluted	189,448,936

Diluted net loss per share	$(0.30)

(1)
This adjustment assumes the
after-tax
elimination of noncontrolling interest due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA as of the beginning of the period following the if-converted
method for calculating diluted net income (loss) per share.

Following the terms of the A&R LLC Agreement, the Class A LLC unitholders will initially bear approximately 85% of the cost of any vesting associated with the Replacement RSUs and Earnout Right RSUs prior to any distribution by the Company to such Class A LLC unitholders. The remaining compensation cost associated with the Replacement RSUs and Earnout Right RSUs will be born by FoA for the share attributable to Blackstone Tactical Opportunities Fund (Urban Feeder) - NQ L.P., a Delaware limited partnership (“Blocker”). As a result of the application of the if-converted
method, in arriving at diluted net loss per share, the entirety of the compensation cost associated with vesting of the Replacement RSUs and Earnout Right RSUs is assumed to be included in the net loss attributable to holders of the Company’s Class A Common Stock.

(2)
The diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted
method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Continuing Unitholders, representing the noncontrolling interest, exchange their units on a one-for-one
basis for shares of Class A Common Stock in FoA.

In addition to the Class A LLC Units, the Company also had RSUs outstanding during the Successor three months ended March 31, 2022. The effects of the RSUs following the treasury stock method have been excluded from the computation of diluted net loss per share given that the if-converted
method was determined to be more dilutive.

27.	Equity

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Class A Common Stock
As of March 31, 2022 (Successor), there were 65,074,069 shares of Class A Common Stock outstanding, consisting of 60,815,569 issued and outstanding
shares and 4,258,500 unvested shares that are subject to vesting and forfeiture. The 4,258,500 unvested shares of Class A Common Stock relate to the Sponsor Earnout. The 4,258,500 unvested shares of Class A Common Stock are not entitled to receive any dividends or other distributions, do not have any other economic rights until such shares are vested, and will not be entitled to receive back dividends or other distributions or any other form of economic
“catch-up”
once they become vested. The holders of the 60,815,569
issued and outstanding
shares of Class A Common Stock represent the controlling interest of the

C
ompany.
Pursuant to the Exchange Agreement, the Continuing Unitholders may elect to exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one
basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. On March 4, 2022, in connection with FoA’s settlement of the exchange of Class A LLC Units for shares of Class A Common Stock and pursuant to the Exchange Agreement, certain equity holders delivered 49,696 Class A LLC Units to the Company in exchange for 49,696 shares of Class A Common Stock in satisfaction of such settlement.
Class B Common Stock
As of March 31, 2022, there are 15 shares of Class B Common Stock outstanding, all holders of which are Class A LLC Unit holders. The Class B Common Stock, par value $0.0001 per share, has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which shareholders of the Company are entitled to vote generally.
Class A LLC Units
In connection with the Business Combination, the Company, FoA Equity and the Continuing Unitholders entered into an Exchange Agreement. The Exchange Agreement sets forth the terms and conditions upon which holders of Class A LLC Units may exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one
basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Continuing Unitholders’ ownership of Class A LLC Units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Statements of Financial Condition. As of March 31, 2022, there were 189,448,936 Class A LLC Units outstanding. Of the 189,448,936 Class A LLC Units outstanding, 60,815,569 are held by the Class A Common Stock shareholders and 128,633,367 are held by the noncontrolling interest of the Company.

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
Overview
Finance of America Companies Inc. is a vertically integrated, consumer and specialty lending platform that connects borrowers with investors. We offer a diverse set of high quality consumer loan products and distribute financial risk to investors for an up-front
cash profit and often retain a future performance-based participation. We believe we have a differentiated, less volatile strategy than mono-line mortgage lenders who focus on originating interest rate sensitive traditional mortgages and retain significant portfolios of MSRs with large potential future advancing obligations. In addition to our profitable lending operations, we provide a variety of services to lenders through our Lender Services segment, which augments our lending profits with an attractive fee-oriented
revenue stream. Our differentiated strategy is built upon a few key fundamental factors:

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

Today, we are principally focused on (1) residential mortgage loan products throughout the U.S., offering traditional mortgage loans, reverse mortgage loans, home improvement loans, and (2) business purpose loans to real estate investors. We have built a distribution network that allows our customers to interact with us through their preferred method: in person, via a broker or digitally. Our product offering diversity makes us resilient in varying rate and origination environments, and differentiates us from traditional mortgage lenders. Our Lender Services segment supports a range of financial institutions, including our lending companies, with services such as title insurance and settlement services, appraisal management, valuation and brokerage services, fulfillment services, and technology platforms for student and consumer loans. In addition to creating recurring third party revenue streams, these service business lines allow us to better serve our lending customers and maximize our revenue per lending transaction. Furthermore, our Portfolio Management segment provides structuring and product development expertise, allowing innovation and improved visibility of execution for our originations, as well as broker/dealer and institutional asset management capabilities. These capabilities allow us to complete profitable securitization of our originated loans, including 2 securitization during the successor period for the three months ended March 31, 2022 and 1 securitization during the Predecessor period from January 1, 2021 to March 31, 2021.

The Business Combination
On October 12, 2020, FoA, a Delaware corporation and wholly owned subsidiary of Replay, a publicly traded special purpose acquisition company, and FoA Equity agreed to a business combination that would result in FoA becoming a publicly traded company. FoA Equity, Replay, FoA; RPLY Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of FoA (“Replay Merger Sub”); RPLY BLKR Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of FoA (“Blocker Merger Sub”); Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., a Delaware limited partnership (“Blocker”); Blackstone Tactical Opportunities Associates – NQ L.L.C., a Delaware limited liability company (“Blocker GP”); BTO Urban Holdings L.L.C., a Delaware limited liability company (“BTO Urban”), Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., a Delaware limited partnership (“ESC”), Libman Family Holdings LLC, a Connecticut limited liability company (“Family Holdings”), The Mortgage Opportunity Group LLC, a Connecticut limited liability company (“TMO”), L and TF, LLC, a North Carolina limited liability company (“L&TF”), UFG Management Holdings LLC, a Delaware limited liability company (“Management Holdings”), and Joe Cayre (each of BTO Urban, ESC, Family Holdings, TMO, L&TF, Management Holdings and Joe Cayre, a “Seller” and, collectively, the “Sellers” or the “Continuing Unitholders”); and BTO Urban and Family Holdings, solely in their joint capacity as the representative of the Sellers pursuant to Section 12.18 of the Transaction Agreement (as defined below) (the “Seller Representative”), entered into a Transaction Agreement (the “Transaction Agreement”) pursuant to which Replay agreed to combine with FoA Equity in a series of transactions (collectively, the “Business Combination”) that resulted in FoA becoming a publicly-traded company on the New York Stock Exchange (“NYSE”) as of April 1, 2021, with trading beginning on April 5, 2021 under the ticker symbol ‘FOA’ and controlling FoA in an
“UP-C”
structure.
Our Segments
We manage our Company in five reportable segments: Mortgage Originations, Reverse Originations, Commercial Originations, Lender Services, and Portfolio Management. A description of the business conducted by each of these segments is provided below:
Mortgage Originations
Our Mortgage Originations segment originates residential mortgage loans through our FAM subsidiary. This segment generates revenue through fee-based
mortgage loan origination services and the origination and sale of agency and non-agency
mortgage loans into the secondary market. We generally sell originated mortgage loans into the secondary market within 30 days of origination and elect whether to sell or retain the rights to service the underlying mortgage loans based on the economics in the market and Company portfolio investment strategies. Whether the Company elects to sell or retain the rights to service the underlying loans, the Mortgage Originations segment realizes the fair value of the MSRs in gain on sale and other income from loans held for sale, net, until the date of loan sale. Subsequent fair value changes of the retained MSRs are accounted for within fee income in the Portfolio Management segment results.
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

Our mortgage lending activities primarily consist of the origination and sale of residential mortgage loans to the GSEs, including Fannie Mae, Freddie Mac, and Ginnie Mae, as well as the origination and sale of residential mortgage loans to private investors. The Mortgage Originations segment generates revenue and earnings in the form of gains on sale of loans, fair value gains, interest income, and fees earned on the successful origination of mortgage loans.
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
We originate reverse mortgage loans through the following channels:

•
Retail - Our retail channel consists of field offices and a centralized retail platform, which includes a telephone based platform with multiple loan officers in one location. Our retail network controls all of the loan origination process, including sourcing the borrower, processing the application, setting the interest rate, ordering appraisal and underwriting, processing, closing and funding the loan.

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
Commercial Originations
Our Commercial Originations segment originates or acquires commercial mortgage loans through our FAM subsidiary (prior to January 1, 2022 through FACo). The segment provides business purpose lending solutions for residential real estate investors in two principal ways: short-term loans to provide rehab and construction of investment properties meant to be sold upon completion, and investor rental loans collateralized by either a single property or portfolio of properties. The segment also provides government-insured agricultural lending solutions to farmers to fund their inputs and operating expenses for the upcoming growing season. The segment does not provide financing for consumer-purpose, owner occupied loans or non-residential
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
Lender Services
Our Lender Services segment provides complementary business services around the residential mortgage, student lending, and commercial lending industries. These complementary services include title agency and title insurance services, MSR valuation and trade brokerage, transactional fulfillment services, and appraisal management services to our retail customers. The team is primarily based in St. Paul, MN and Charlotte, NC. The segment also operates a foreign branch in the Philippines for transactional fulfillment and administrative support.

•
Title agency and title insurance services - Lender Services provides consumers with in house title agency and title insurance services, which contributes to a more efficient close process by eliminating the need to shop out necessary services to finalize the loan process.

•
MSR valuation and trade brokerage - Lender Services provides MSR valuation services through a wholly owned subsidiary for both internal and external parties. Additionally, lender services facilitates MSR trades through the same wholly owned subsidiary.

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
The retained asset portfolio generally consists of two classifications of assets: short-term investments and long-term investments. Short-term investments are primarily proprietary whole loans and securities that are held for sale and loans bought from HECM securitizations prior to assignment to Ginnie Mae. Long-term investments are primarily made up of MSRs, securitized HECM loans, securitized proprietary whole loans (including retained securities and residual interests in securitization trusts), and whole loans not yet securitized.
The retained assets are initially recorded to the portfolio at a designated fair-value-based transfer price, if originated by any of the Company’s origination segments (“Net origination gains” recognized by the origination segments), or at the price purchased from external parties. Retained financial assets are adjusted to their current fair value on an ongoing basis.

The Portfolio Management segment generates revenue and earnings in the form of gains on sale of loans, fair value gains on portfolio assets, interest income, and fee income related to MSRs, underwriting, advisory, valuation, and other ancillary services.
Business Trends and Conditions
There are a number of key factors and trends affecting our results of operations. A summary of key factors impacting our revenue include:

•
prevailing interest rates which impact loan origination volume, with declining interest rates leading to increases in volume, and an increasing interest rate environment leading to decreases in volume;

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
and Other Recent Events
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus
(“COVID-19”)
and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic (the
“COVID-19
pandemic”), which continues to evolve, including with respect to current and future variants of
COVID-19.

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
In the U.S., significant fiscal stimulus measures, monetary policy actions and other relief measures helped to moderate the negative economic impacts of COVID-19. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. In March 2021, the U.S. federal government passed a $1.9 trillion American Rescue Plan Act (“ARPA”), which together with the CARES Act and other fiscal stimulus measures-enacted by the federal government, provided for, among other things, funding to state and local governments, direct payments to households, support for small businesses, renter assistance and funding for transport, airlines, healthcare and education. Monetary policy decisions included quantitative easing (such as a decrease in the benchmark interest rates) and the provision of liquidity to financial institutions and credit markets. Many of the federal, state and local government enacted measures which provided relief in the housing market, such as forbearance on mortgages, foreclosure and eviction, however, such relief measures have since lapsed or are set to lapse in 2022.
Further, in the recent months, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has shifted its monetary policies and scaled back certain of the measures it had initially put in place in response to the COVID-19 pandemic in an effort to combat inflationary pressures in the U.S. The combined disruptive impact of the COVID-19 pandemic and the conflict between Russia and the Ukraine has, among other things, caused global supply chain issues and oil and other commodity price increases. These global macroeconomic events (among others) have in turn contributed to significant increases in consumer prices in the U.S. The Consumer Price Index for All Urban Consumers (“CPI”), a widely followed inflation gauge published by the Bureau of Labor Statistics, increased 7.0% from December 2020 to December 2021, its highest rate in nearly forty (40) years. The CPI rose 8.5% in March 2022 compared with a year earlier. The general effects of inflation on the economy of the United States can be wide ranging, evidenced by rising wages and rising costs of consumer goods and necessities. On March 16, 2022, in an effort to tamp down inflationary pressures, the Federal Reserve increased interest rates for the first time since December 2018 and signaled future rate increases. Additionally, the Federal Reserve has announced plans to decrease purchases of government and mortgage-related bonds. Volatility in market conditions, resulting from the foregoing events have caused and may continue to cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market and price transparency of real estate related or asset-backed assets.
Our Company is actively monitoring these events and their effects on the Company’s financial condition, liquidity, operations, industry, and workforce.
These continuing economic impacts, and the continuation of the pandemic itself, may cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets and liquidity in 2022 and beyond. See Results of Operations.
For further discussion on the potential impacts of the COVID-19 pandemic, the Ukraine-Russia conflict and the Federal Reserve’s monetary policies, see “Risks Related to the Business of the Company—Risks Related to COVID-19”, “—Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have a detrimental effect on our business”, “—Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates; our Company is exposed to other credit risk.” and “—Escalating global trade tensions, and the conflict between Russia and Ukraine, and the adoption or expansion of economic sanctions or trade restrictions could negatively impact us” under the section entitled “Item 1A.Risk Factors” in our Annual Report on 10-K filed with the SEC on March 15, 2022, as such risk factors may be amended or updated in our subsequent periodic reports.
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
As a result of the application of business combination accounting, the historical Consolidated Financial Statements of FoA Equity are not necessarily indicative of FoA’s future results of operations, financial position and cash flows. For example, increased intangible assets resulting from adjusting the basis of intangible assets to their fair value have resulted in increased amortization expense in the periods following the consummation of the Business Combination.
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

Impact of Becoming a Public Company
We have incurred and expect to incur additional costs associated with operating as a public company. These costs include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, require public companies to implement specified corporate governance practices that are not applicable to a private company. These additional rules and regulations increase our legal, regulatory and financial compliance costs and make some activities more time-consuming and costly.
Components of Our Results of Operations
Revenue
Gain on sale and other income from loans held for sale, net
Gain on sale and other income from loans held for sale, net, includes realized and unrealized gains and losses on loans held for sale, interest rate lock commitments, hedging derivatives, and originated MSRs. The Company sells mortgage loans into the secondary market, including, but not limited to, sales to the GSEs on a servicing-released basis, where the loans are sold to an investor with the associated MSRs transferred to the investor or to a separate third party investor. In addition, the Company may opportunistically sell loans on a servicing-retained basis, where the loan is sold and the Company retains the rights to service that loan. Unrealized gains and losses include fair value gains and losses resulting from changes in fair value in the underlying mortgages, interest rate lock commitments, and hedging derivatives, from the time of origination to the ultimate sale of the loan or other settlement of those financial instruments.
Net fair value gains on loans and related obligations
The majority of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as components of net fair value gains on loans and related obligations. See Note 4—Fair Value within our consolidated financial statements for a discussion of fair value measurements.
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
In addition to the fees earned from customers, we recognize the changes in fair value of MSRs as current period income (loss). To hedge against volatility in the fair value of certain MSRs, we enter into various derivative agreements, which may include but are not limited to interest rate swap futures. Changes in the fair value of such derivative instruments and the related hedging gains and losses are also included as a component of fee income.
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
General and administrative expenses
General and administrative expenses primarily include loan origination expenses, loan portfolio expenses, professional fees, business development costs, communications and data processing costs, title and closing costs, depreciation, and amortization and other expenses.
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
Results of Operations
Overview
The following tables present selected financial data for the Successor three months ended March 31, 2022, and for the Predecessor period from January 1, 2021 to March 31, 2021.

Consolidated Results
The following table summarizes our consolidated operating results for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Gain on sale and other income from loans held for sale, net	$118,352	$291,334
Net fair value gains on loans and related obligations	10,435	76,663
Fee income	157,604	161,371
Net interest expense	(18,957)	(21,705)

Total revenue	267,434	507,663

Total expenses	349,536	373,314
Other, net	4,772	(8,892)

NET INCOME (LOSS) BEFORE TAXES	$(77,330)	$125,457

Net fair value gains on loans and related obligations
Certain of our financial instruments are valued utilizing a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments is recorded as a gain or loss in net fair value gains on loans and related obligations on the Condensed Consolidated Statements of Operations (Unaudited).
The following table summarizes the components of net fair value gains on loans and related obligations for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Net origination gains	$109,230	$73,880
Net fair value gains from portfolio activity (1)	38,868	32,386
Net fair value gains (losses) from changes in market inputs or model assumptions	(137,663)	(29,603)

Net fair value gains on loans and related obligations	$10,435	$76,663

(1)	This line item includes realization of interest income and interest expense related to loans held for investment and securitization trusts, runoff and portfolio amortization
Principally all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on loans and related obligations in the Condensed Consolidated Statements of Operations (Unaudited). However, for certain of our outstanding financing lines of credit, we have not elected to account for these liabilities under the fair value option. Accordingly, interest expense is presented separately on our Condensed Consolidated Statements of Operations (Unaudited). Further, interest income on collateralized loans may be reflected in net fair value gains on loans and related obligations on the Condensed Consolidated Statements of Operations (Unaudited), while the associated interest expense on the pledged loans will be included as a component of net interest expense. We evaluate net interest margin (“NIM”) for our outstanding investments through an evaluation of all components of interest income and interest expense.

The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Interest income on commercial and reverse loans	$163,694	$160,568
Interest expense on HMBS and nonrecourse obligations	(106,643)	(119,201)

Net interest margin included in net fair value gains on mortgage loans (1)	57,051	41,367

Interest income on mortgage loans held for sale	12,946	12,621
Interest expense on warehouse lines of credit	(26,065)	(26,546)
Non-funding debt interest expense	(6,703)	(7,756)
Other interest income	927	40
Other interest expense	(62)	(64)

Net interest expense	(18,957)	(21,705)

NET INTEREST MARGIN	$38,094	$19,662

(1)
Net interest margin included in fair value gains on mortgage loans includes interest income and expense on all commercial and reverse loans and their related nonrecourse obligations. Interest income on mortgage loans and warehouse lines of credit are classified in net interest expense. See Note 2 - Summary of Significant Accounting Policies within the consolidated financial statements in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2022 for additional information on the Company’s accounting related to commercial and reverse mortgage loans.

For the three months ended March
 31, 2022 (Successor) versus the three months ended March
 31, 2021 (Predecessor)
Net income (loss) before taxes decreased $202.8 million or 161.6% primarily as a result of the following:

•
Gain on sale and other income from loans held for sale, net, decreased $173.0 million or 59.4% primarily as a result of lower volume and margin within our Mortgage Originations segment. Our Mortgage Originations segment had $5.3 billion in net rate lock volume for the three months ended March 31, 2022 compared to $8.4 billion for the comparable 2021 period, and mortgage origination margin of 2.11% for the three months ended March 31, 2022 compared to 3.41% for the comparable 2021 period. Gain on sale margins decreased primarily due to rate volatility during both periods and competitive pressure on margins in the 2022 period.

•
Net fair value gains on loans and related obligations decreased by $66.2 million or 86.4% primarily as a result of fair value losses from market inputs or model assumptions, offset by growth in net origination gains from our Reverse Originations segments. Fair value losses from changes in market inputs or model assumptions were $137.7 million for the three months ended March 31, 2022 primarily due to fair value adjustments related predominantly to increases in market discount rate assumptions and market yield assumptions. This compares to $29.6 million in fair value losses from changes in market inputs or model assumptions for the three months ended March 31, 2021. See Note 4 - Fair Value within the condensed consolidated financial statements for additional information on assumptions impacting the value of our loans held for investment. The Reverse Originations segment recognized $105.8 million in net origination gains on originations of $1,474.5 million of reverse mortgage loans for the three months ended March 31, 2022 compared to $68.4 million on originations of $768.8 million for the comparable 2021 period.

•
Total expenses decreased $23.8 million or 6.4% due to lower salaries, benefits and related expenses partially offset by increased general and administrative expenses. Salaries, benefits and related expenses decreased by $29.5 or 12.3% primarily as a result of our lower loan origination volumes during the three months ended March 31, 2022, partially offset by increases related to the Business Combination.

SEGMENT RESULTS
Revenue generated on inter-segment services performed are valued based on estimated market value. Revenue and fees are directly allocated to their respective segments at the time services are performed. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the three months ended March 31, 2022. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.
Mortgage Originations Segment
The following table summarizes our Mortgage Origination segment’s results for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Gain on sale and other income from loans held for sale, net	$111,921	$286,481
Fee income	20,149	32,731
Net interest income (expense)	3,201	891

Total revenue	135,271	320,103

Total expenses	156,783	224,246

NET INCOME (LOSS) BEFORE TAXES	$(21,512)	$95,857

Our Mortgage Originations segment generates its revenues primarily from the origination and sale of residential mortgages, including conforming mortgages, government mortgages insured by the FHA, VA and USDA, non-conforming
products such as jumbo mortgages,
non-qualified
mortgages,
closed-end
second mortgages and home improvement loans into the secondary market. Revenue from our Mortgage Originations segment includes cash gains recognized on the sale of mortgages, net of any estimated repurchase obligations, realized hedge gains and losses, fair value adjustments on loans held for sale, and any fair value adjustments on our outstanding interest rate lock pipeline and derivatives utilized to mitigate interest rate exposure on our outstanding mortgage pipeline. We also earn origination fees on the successful origination of mortgage loans, which are recorded at the time of origination of the associated loans.
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

KEY METRICS
The following table provides a summary of some of our Mortgage Origination segment’s key metrics (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Loan origination volume (dollars)
Conforming	$3,330,465	$5,397,708
Government	705,299	1,068,650
Non-conforming	1,022,591	1,937,860
Home improvement	47,903	—

Total loan origination volume	$5,106,258	$8,404,218

Loan origination volume by type (dollars)
Agency	$3,939,695	$7,367,044
Non-agency	1,118,660	1,037,174
Home improvement	47,903	—

Total loan origination volume by type	$5,106,258	$8,404,218

Loan origination volume by channel (dollars)
Retail	$2,933,566	$5,622,487
Wholesale/Correspondent	1,657,307	1,706,365
Consumer direct	467,482	1,075,366
Home improvement	47,903	—

Total loan origination volume by channel	$5,106,258	$8,404,218

Loan origination volume by type (dollars)
Purchase	$2,766,119	$2,664,493
Refinance	2,292,236	5,739,725
Home improvement	47,903	—

Total loan origination volume by type	$5,106,258	$8,404,218

Loan origination volume (units)
Conforming	9,242	18,090
Government	2,117	3,426
Non-conforming	1,102	2,472
Home improvement	4,007	—

Total loan origination volume	16,468	23,988

Loan origination volume by type (units)
Agency	11,002	22,763
Non-agency	1,459	1,225
Home improvement	4,007	—

Total loan origination volume by type	16,468	23,988

Loan origination volume by channel (units)

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Retail	7,824	16,123
Wholesale/Correspondent	3,339	4,745
Consumer direct	1,298	3,120
Home improvement	4,007	—

Total loan origination volume by channel	16,468	23,988

Loan origination volume by type (units)
Purchase	6,725	7,534
Refinance	5,736	16,454
Home improvement	4,007	—

Total loan origination volume by type	16,468	23,988

Loan sales by investor (dollars)
Agency	$4,262,735	$7,246,418
Private	1,130,284	1,152,810

Total loan sales by investor	$5,393,019	$8,399,228

Loan sales by type (dollars)
Servicing released	$1,482,935	$2,086,550
Servicing retained	3,910,084	6,312,678

Total loan sales by type	$5,393,019	$8,399,228

Net rate lock volume	$5,316,742	$8,405,313
Mortgage originations margin (including servicing margin) (1)	2.11%	3.41%
Capitalized servicing rate (in bps)	125.7	89.1

(1)	Calculated for each period as Gain on sale and other income from loans held for sale, net, divided by Net rate lock volume.

Revenue
In the table below is a summary of the components of our Mortgage Origination segment’s total revenue for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Gain on sale, net	$66,160	$200,874
Provision for repurchases	(1,631)	(2,258)
Realized hedge gains	81,108	74,823
Changes in fair value of loans held for sale	(41,772)	(41,485)
Changes in fair value of interest rate locks	(20,486)	(49,946)
Changes in fair value of derivatives/hedges	28,542	104,473

Gain on sale and other income from loans held for sale, net	111,921	286,481

Origination related fee income	20,149	32,731
Net interest income	3,201	891

Total revenue	$135,271	$320,103

Net interest income was comprised of the following (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Interest income	$12,572	$12,483
Interest expense	(9,371)	(11,592)

Net interest income (expense)	$3,201	$891

WAC - loans held for sale	4.0%	2.9%
WAC - warehouse lines of credit	3.6%	3.0%
For the three months ended March
 31, 2022 (Successor) versus the three months ended March
 31, 2021 (Predecessor)
Total revenue decreased $184.8 million or 57.7% as a result of the following:

•
Gain on sale, net, decreased $134.7 million or 67.1% as a result of decreased gain on sale margins on lower sales volume during the three months ended March 31, 2022. We sold $5.4 billion in mortgage loans for the three months ended March 31, 2022 compared to $8.4 billion for the comparable 2021 period. Weighted average gain on sale margins on sold loans were 1.2% for the three months ended March 31, 2022 compared to 2.4% for the comparable 2021 period. Gain on sale margins decreased primarily due to rate volatility during both periods and competitive pressure on margins in the 2022 period.

•
During the three months ended March 31, 2022, net realized and unrealized hedge gains were $109.7 million compared to $179.3 million in the comparable 2021 period, driven by increases in average market interest rates.

•
Changes in fair value of interest rate locks improved $29.5 million or 59.0% as a result of lower net change in our interest rate lock pipeline. The fair value of the interest rate lock pipeline decreased from $87.6 million at December 31, 2020 to $37.6 million at March 31, 2021. Comparatively, the fair value of the interest rate lock pipeline decreased from $23.2 million at December 31, 2021 to $2.7 million at March 31, 2022 due to higher average interest rates.

•	Origination related fee income decreased $12.6 million or 38.4% as a result of lower loan origination volume during the three months ended March 31, 2022.
Expenses
In the table below is a summary of the components of our Mortgage Originations segment’s total expenses for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Commissions and bonuses	$47,828	$111,766
Salaries	44,156	46,232
Other salary related expenses	20,812	18,451

Total salaries, benefits and related expenses	112,796	176,449

Loan origination fees	10,188	14,003
Loan processing expenses	4,009	5,462
Other general and administrative expenses	25,180	23,112

Total general and administrative expenses	39,377	42,577

Occupancy, equipment rentals and other office related expenses	4,610	5,220

Total expenses	$156,783	$224,246

For the three months ended March
 31, 2022 (Successor) versus the three months ended March
 31, 2021 (Predecessor)
Total expenses decreased $67.5 million or 30.1% as a result of the following:

•
Salaries, benefits and related expenses decreased $63.7 million or 36.1%, primarily due to a decrease of $63.9 million in commissions and bonus, as well as, a reduction in average headcount. Commissions and bonuses decreased due to channel mix with wholesale/correspondent comprising a larger percentage of funded volume and a reduction in funded volume during the three months ended March 31, 2022 when compared to the same period for 2021. Average headcount for the three months ended March 31, 2022 was 2,819 compared to 3,058 for the 2021 period.

•
General and administrative expenses decreased $3.2 million or 7.5% primarily due to lower origination volume which resulted in a decrease of $3.8 million in loan origination expenses and a decrease of $1.5 million in loan processing expenses. This was partially offset by an increase of $2.0 million in other general and administrative expenses due to higher amortization of intangibles relating to the Business Combination during the three months ended March 31, 2022.

Reverse Originations Segment
The following table summarizes our Reverse Originations segment’s results for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Net origination gains	105,755	$68,449
Fee income	1,816	524

Total revenue	107,571	68,973

Total expenses	43,179	23,693
Other, net	$3,214	34

NET INCOME (LOSS) BEFORE TAXES	$67,606	$45,314

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
KEY METRICS
The following table provides a summary of some of our Reverse Originations segment’s key metrics (dollars in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Loan origination volume
Total loan origination volume - new originations (1)	$1,474,537	$768,795
Total loan origination volume - tails (2)	157,293	120,775

Total loan origination volume	$1,631,830	$889,570

Total loan origination volume - units	4,374	2,864

Loan origination volume - new originations by channel (3)
Retail	$206,198	$127,679
TPO	1,268,339	641,116

Total loan origination volume - new originations by channel	$1,474,537	$768,795

(1)	New loan origination volumes consist of initial reverse mortgage loan borrowing amounts.
(2)	Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees and other advances which we are able to subsequently pool into a security.
(3)
Loan origination volumes by channel consist of initial reverse mortgage loan borrowing amounts, exclusive of subsequent borrower draws, mortgage insurance premiums, service fees and other advances that we are able to subsequently pool into a security.

Revenue
In the table below is a summary of the components of our Reverse Originations segment’s total revenue for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Net origination gains:
Retail	$19,311	$16,913
TPO	160,542	99,678
Acquisition costs	(74,098)	(48,142)

Total net origination gains	105,755	68,449
Fee income	1,816	524

Total revenue	$107,571	$68,973

For the three months ended March
 31, 2022 (Successor) versus the three months ended March
 31, 2021 (Predecessor)
Total revenue increased $38.6 million or 56.0% as a result of the following:

•
Net origination gains increased $37.3 million or 54.5% as a result of higher loan origination volume during the three months ended March 31, 2022, slightly offset by lower margins due to rising yields. The higher origination volume is attributable to home price appreciation leading to an increase in market size, more equity available to seniors, and increased refinance volumes in the three months ended March 31, 2022. We originated $1,474.5 million of reverse mortgage loans for the three months ended March 31, 2022, an increase of 91.8%, compared to $768.8 million for the comparable 2021 period.

Expenses
In the table below is a summary of the components of our Reverse Originations segment’s total expenses for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Salaries and bonuses	$16,356	$11,692
Other salary related expenses	6,030	1,395

Total salaries, benefits and related expenses	22,386	13,087

Loan origination fees	2,663	3,258
Professional fees	130	2,079
Other general and administrative expenses	17,543	4,958

Total general and administrative expenses	20,336	10,295

Occupancy, equipment rentals and other office related expenses	457	311

Total expenses	$43,179	$23,693

For the three months ended March
 31, 2022 (Successor) versus the three months ended March
 31, 2021 (Predecessor)
Total expenses increased $19.5 million or 82.2% as a result of the following:

•
Salaries and bonuses and other salary related expenses increased $9.3 million or 71.1% primarily due to an increase in average headcount, as well as an increase in bonuses and allocated corporate expenses. Average headcount for the three months ended March 31, 2022 was 493 compared to 329 for the 2021 period.

•
General and administrative expenses increased $10.0 million or 97.5% primarily due to an increase in amortization expenses related to the Business Combination, coupled with an increase in marketing expenses.

Commercial Originations Segment
The following table summarizes our Commercial Originations segment’s results for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Net origination gains	$3,475	$5,431
Fee income	17,158	8,930

Total revenue	20,633	14,361

Total expenses	23,087	13,391
Other, net	124	149

NET INCOME (LOSS) BEFORE TAXES	$(2,330)	$1,119

Our Commercial Originations segment generates its revenues primarily from the origination of loans secured by
1-8
family residential properties, which are owned for investment purposes as either long-term rentals (“SRL”) or “fix and flip” properties that are undergoing construction or renovation. Revenue from our Commercial Originations segment include both our initial estimate of fair value gains on the date of origination (“Net origination gains”), which is determined by utilizing quoted prices on similar securities or internally-developed models utilizing observable market inputs, in addition to fees earned at the time of origination of the associated loans. We elect to account for all originated loans at fair value. The loans are immediately transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in revenues of our Portfolio Management segment until final disposition.

KEY METRICS
The following table provides a summary of some of our Commercial Originations segment’s key metrics (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Loan origination volume (dollars) (1)
Portfolio	$114,001	$59,458
SRL	268,173	104,992
Fix & flip	94,680	90,018
New construction	22,647	3,422
Agricultural (2)	73,349	83,013

Total loan origination volume	$572,850	$340,903

Loan origination volume (units) (1)
Portfolio	142	71
SRL	1,389	643
Fix & flip	430	430
New construction	49	13
Agricultural (2)	26	27

Total loan origination volume	2,036	1,184

(1)	Loan origination volume and units consist of approved total borrower commitments. These amounts include amounts available to our borrowers but have not yet been drawn upon.
(2)	Revenue from origination and management of agricultural loans is recognized in our Portfolio Management segment.
Revenue
In the table below is a summary of the components of our Commercial Originations segment’s total revenue for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Net origination gains	$3,475	$5,431
Fee income	17,158	8,930

Total revenue	$20,633	$14,361

For the three months ended March
 31, 2022 (Successor) versus the three months ended March
 31, 2021 (Predecessor)
Total revenue increased $6.3 million or 43.7% as result of the following:

•
Net origination gains decreased by $2.0 million or 36.0%, primarily as a result of a decrease in margin. The decrease in margin was driven by volatility in market interest rates and increased investor yield requirements not passed through to borrowers during the three months ended March 31, 2022. This was partially offset by an increase in loan origination volume. We originated $572.9 million in commercial loans for the three months ended March 31, 2022 compared to $340.9 million during the comparable 2021 period.

•
Fee income increased $8.2 million or 92.1% primarily as a result of a 68.0% increase in loan origination volume and an 11.7% increase in fee income per originated loan during the three months ended March 31, 2022. The increase in fee income per originated loan was driven by higher average loan sizes for the three months ended March 31, 2022 when compared to the same period in 2021.

Expenses
In the table below is a summary of the components of our Commercial Originations segment’s total expenses for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Salaries	$6,632	$4,769
Commissions and bonus	3,829	2,092
Other salary related expenses	3,029	797

Total salaries, benefits and related expenses	13,490	7,658

Loan origination fees	5,482	3,140
Professional fees	928	891
Other general and administrative expenses	2,818	1,164

Total general and administrative expenses	9,228	5,195

Occupancy, equipment rentals and other office related expenses	369	538

Total expenses	$23,087	$13,391

For the three months ended March
 31, 2022 (Successor) versus the three months ended March
 31, 2021 (Predecessor)
Total expenses increased $9.7 million or 72.4% as a result of the following:

•
Salaries, benefits and related expenses increased $5.8 million or 76.2% primarily due to the increase in average headcount and production related compensation to support the increased origination volume and allocation of share based compensation. Salaries and other salary related expenses increased $4.1 million or 73.6% primarily due to the increase in average headcount for the three months ended March 31, 2022 of 325 compared to 179 for the 2021 period. Commissions and bonuses increased $1.7 million or 83.0% primarily as a result of a 68.0% increase in loan origination volume during the three months ended March 31, 2022 compared to the comparable 2021 period.

•
General and administrative expenses increased $4.0 million or 77.6% primarily due to the increase in loan origination fees and other general and administrative expenses. Loan origination fees increased $2.3 million or 74.6% primarily as a result of a 68.0% increase in loan origination volume during the three months ended March 31, 2022 compared to the comparable 2021 period, and other general and administrative expenses increased $1.6 million due to an increase in amortization expenses related to the Business Combination.

Lender Services Segment
The following table summarizes our Lender Services segment’s results for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Gain on sale and other income from loans held for sale, net	$210	$—
Fee income	76,152	76,383
Net interest expense	127	(36)

Total revenue	76,489	76,347
Total expenses	70,756	62,970
Other, net	1,664	2

NET INCOME (LOSS) BEFORE TAXES	$7,397	$13,379

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

KEY METRICS
The following table provides a summary of some of our Lender Services segment’s key metrics (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Incenter title agent orders	29,449	54,960
Incenter title agent closings	26,641	46,991
Total appraisals	10,793	7,427
Title insurance underwriter policies	46,803	48,814
FTE count for fulfillment revenue	991	858
Total MSR valuations performed	146	124
Revenue
In the table below is a summary of the components of our Lender Services segment’s total revenue for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Title agent and closing services	$23,876	$31,750
Insurance underwriting services	35,428	33,322
Student and consumer loan origination services	2,457	2,012
Fulfillment services	7,666	6,779
MSR trade brokerage, valuation and other services	5,700	2,462
Other income	1,235	58
Net interest expense	127	(36)

Total revenue	$76,489	$76,347

For the three months ended March
 31, 2022 (Successor) versus the three months ended March
 31, 2021 (Predecessor)
Total revenue increased $0.1 million or 0.2% as a result of the following:

•
For the three months ended March 31, 2022, title agent and closing revenue decreased $7.9 million or 24.8%, as a result of lower volume. We acted as title agent on 26,641 loan closings, compared to 46,991 loan closings for the 2021 period, a decrease of 43.3%. The decrease in volume was primarily the result of increasing interest rates resulting in a decline in refinance volumes. This decrease was offset by an increase of $2.1 million or 6.3% in insurance underwriting services, an increase of $3.2 million or 131.5% in MSR trade volume, as a result of increased activity in the MSR market, and an increase of $1.2 million of other income.

Expenses
In the table below is a summary of the components of our Lender Services segment’s total expenses for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Salaries	$18,499	$16,715
Commissions and bonus	5,753	7,045
Other salary related expenses	5,828	4,001

Total salaries, benefits and related expenses	30,080	27,761

Title and closing	26,643	25,062
Communication and data processing	3,095	2,960
Other general and administrative expenses	9,980	6,040

Total general and administrative expenses	39,718	34,062

Occupancy, equipment rentals and other office related expenses	958	1,147

Total expenses	$70,756	$62,970

For the three months ended March
 31, 2022 (Successor) versus the three months ended March
 31, 2021 (Predecessor)
Total expenses increased $7.8 million or 12.4% as a result of the following:

•
Salaries, benefits and related expenses increased $2.3 million or 8.4%, primarily due to the 15.5% increase in headcount. Our average headcount increased for the three months ended March 31, 2022 compared to the 2021 period in order to accommodate the demands of the business. On-shore headcount averaged 991 for the three months ended March 31, 2022, and 858 for the comparable 2021 period. Commissions and bonus expense decreased $1.3 million in conjunction with the decrease in title agent and closing services revenue.

•
General and administrative expenses increased $5.7 million or 16.6% primarily due to higher other general and administrative expenses associated with a higher headcount and amortization of intangibles relating to the Business Combination.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment results for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Gain on sale and other income from loans held for sale, net	$10,928	$5,065
Net fair value gains (losses)	(102,785)	2,750
Fee income	54,525	36,191
Net interest expense	(15,676)	(14,816)

Total revenue	(53,008)	29,190
Total expenses	34,711	24,406
Other, net	27	895

NET INCOME (LOSS) BEFORE TAXES	$(87,692)	$5,679

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
Net fair value gains and losses in our Portfolio Management segment includes fair value adjustments related to the following assets and liabilities:

•	Loans held for investment, subject to HMBS liabilities, at fair value

•	Loans held for investment, subject to nonrecourse debt, at fair value

•	Loans held for investment, at fair value

•	Loans held for sale, at fair value (1)

•	HMBS liabilities, at fair value; and

•	Nonrecourse debt, at fair value.

(1)	Net fair value gains and losses in our Portfolio Management segment for loans held for sale only include fair value adjustments related to loans originated in the Commercial Originations segment.

KEY METRICS
The following table provides a trend in the assets and liabilities under management by our Portfolio Management segment (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$45,420	$43,261
Restricted cash	313,699	320,116
Loans held for investment, subject to HMBS liabilities, at fair value	10,672,152	10,556,054
Loans held for investment, subject to nonrecourse debt, at fair value	6,235,990	6,218,194
Loans held for investment, at fair value	1,218,990	1,031,328
MSRs, at fair value	426,102	427,942
Other assets, net	497,827	228,069

Total long-term investment assets	19,410,180	18,824,964

Loans held for sale, at fair value	218,468	149,425

Total earning assets	19,628,648	18,974,389
HMBS related obligations, at fair value	10,548,131	10,422,358
Nonrecourse debt, at fair value	6,323,777	6,111,242
Other financing lines of credit	1,753,417	1,525,529
Payables and other liabilities	94,454	96,080

Total financing of portfolio	18,719,779	18,155,209

Net equity in earning assets	$908,869	$819,180

The following table provides a summary of some of our Portfolio Management segment’s key metrics (dollars in thousands):

	March 31, 2022	December 31, 2021
MSRs Portfolio
Loan count	103,277	118,939
Ending unpaid principal balance	$33,008,009	$38,219,162
Average unpaid principal balance	$320	$321
Weighted average coupon	3.11%	3.01%
Weighted average age (in months)	12	11
Weighted average FICO credit score	752	756
90+ day delinquency rate	0.1%	0.1%
Total prepayment speed	6.7%	8.3%

Reverse Mortgages
Loan count	60,737	59,480
Active unpaid principal balance	$15,648,425	$14,902,734
Due and payable	320,870	322,057
Foreclosure	595,653	599,087
Claims pending	85,477	73,327

Ending unpaid principal balance	$16,650,425	$15,897,205

Average unpaid principal balance	$274	$267
Weighted average coupon	4.02%	3.92%
Weighted average age (in months)	42	43
Percentage in foreclosure	3.6%	3.8%

Commercial (SRL/Portfolio/Fix & Flip)
Loan count	2,490	2,222
Ending unpaid principal balance	$553,109	$479,190
Average unpaid principal balance	$216	$216
Weighted average coupon	6.40%	7.43%
Weighted average loan age (in months)	7	8
SRL conditional prepayment rate	0.1%	1.4%
SRL non-performing (60+ days past due)	1.3%	1.3%
F&F single month mortality	10.1%	8.9%
F&F non-performing (60+ days past due)	10.4%	13.6%
Agricultural Loans
Loan count	82	80
Ending unpaid principal balance	$178,473	$144,328
Average unpaid principal balance	$1,804	$1,804
Weighted average coupon	7.17%	7.14%
Weighted average loan age (in months)	5	7

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Investment and Capital Markets
Number of structured deals	2	1
Structured deals (size in notes)	$1,090,038	$571,448

Number of whole loan trades	15	8
UPB of whole loan trades	$318,724	$195,929
Revenue
In the table below is a summary of the components of our Portfolio Management segment’s total revenue for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
REVENUE
Gain on sale and other income from loans held for sale, net	$10,928	$5,065
Net fair value gains:
Net fair value gains from portfolio activity	36,784	32,386
Net fair value gains (losses) from changes in market inputs or model assumptions	(139,569)	(29,636)

Total net fair value gains (losses)	(102,785)	2,750

Net interest expense	(15,676)	(14,816)

Fee income:
Servicing income (MSR)	50,168	33,698
Underwriting, advisory and valuation fees	493	997
Asset management fees	—	9
Other fees	3,864	1,487

Total fee income	54,525	36,191

Total revenue	$(53,008)	$29,190

Principally, all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on loans and related obligations in the Condensed Consolidated Statements of Operations (Unaudited). However, for certain of our outstanding financing lines of credit, we have not elected the fair value option. Accordingly, interest expense is presented separately on our Condensed Consolidated Statements of Operations (Unaudited). Further, interest income on collateralized loans may be reflected in net fair value gains on loans and related obligations on the Condensed Consolidated Statements of Operations (Unaudited), while the associated interest expense on the pledged loans will be included as a component of net interest expense. We evaluate net interest margin (“NIM”) for our outstanding investments through an evaluation of all components of interest income and interest expense.

The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Interest income on commercial and reverse loans	$163,694	$160,568
Interest expense on HMBS and nonrecourse obligations	(106,643)	(119,201)

Net interest margin included in net fair value gains and losses on mortgage loans (1)	57,051	41,367

Interest income on mortgage loans held for sale	327	138
Interest expense on warehouse lines of credit	(16,003)	(14,954)

Net interest expense	(15,676)	(14,816)

NET INTEREST MARGIN	$41,375	$26,551

(1)
Net interest margin included in net fair value gains and losses on mortgage loans includes interest income and expense on all commercial and reverse loans and their related nonrecourse obligations. Interest income on mortgage loans and warehouse lines of credit are classified in net interest expense. See Note 2—Summary of Significant Accounting Policies within the consolidated financial statements in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2022, for additional information on the Company’s accounting related to commercial and reverse mortgage loans.

Certain of our financial instruments are valued using a combination of a DCF model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments is recorded as a gain or loss in net fair value gains on loans and related obligations on the Condensed Consolidated Statements of Operations (Unaudited).
For the three months ended March
 31, 2022 (Successor) versus the three months ended March
 31, 2021 (Predecessor)
Total revenue decreased $82.2 million or 281.6% as a result of the following:

•
Gain on sale and other income from loans held for sale, net, increased $5.9 million primarily due to increased commercial loan sales as a result of the increased commercial loan volume during the three months ended March 31, 2022 compared to the 2021 period.

•
Net fair value losses from changes in market inputs or model assumptions decreased $109.9 million due to fair value adjustments related predominantly to increases in modeled prepayment speeds and market discount rate assumptions on securitized mortgage assets for the three months ended March 31, 2022 compared to the 2021 period.

•	Net interest expense on our warehouse lines increased $1.0 million due primarily to a higher average cost of funds on our financing lines of credit.

•
Fee income increased $18.3 million primarily related to fair market value gains on the MSR portfolio due to higher average interest rates, slightly offset by lower servicing fee income due to a decrease of loans in the MSR portfolio for the three months ended March 31, 2022 compared to the 2021 period.

Expenses
In the table below is a summary of the components of our Portfolio Management segment’s total expenses for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Salaries and bonuses	$10,723	$5,650
Other salary related expenses	1,091	497

Total salaries, benefits and related expenses	11,814	6,147

Securitization expenses	6,794	4,459
Servicing related expenses	5,954	8,651
Other general and administrative expenses	9,951	4,887

Total general and administrative expenses	22,699	17,997

Occupancy, equipment rentals and other office related expenses	198	262

Total expenses	$34,711	$24,406

For the three months ended March
 31, 2022 (Successor) versus the three months ended March
 31, 2021 (Predecessor)
Total expenses increased $10.3 million or 42.2% as a result of the following:

•
Salaries, benefits and related expenses increased $5.7 million or 92.2%, primarily due to allocated costs associated with the Business Combination, an increase in bonus compensation, and an increase in allocated shared services.

•
General and administrative expenses increased $4.7 million or 26.1% primarily due to an increase in fees related to the securitization of assets into nonrecourse securitizations and an increase in other general and administrative expenses as a result of higher allocated shared services. This was slightly offset by a decrease in loan portfolio expenses related to the subservicing expense on the retained MSR portfolio, as a result of a decrease in the number of loans being serviced within the MSR portfolio during the three months ended March 31, 2022 compared to the 2021 period.

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
The following table summarizes our Corporate and Other segment’s results for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Net interest expense	$(6,609)	$(7,744)

Total interest and other expense	(6,609)	(7,744)

Total expenses	34,038	18,683
Other, net	(152)	(9,464)

NET INCOME (LOSS) BEFORE TAXES	$(40,799)	$(35,891)

In the table below is a summary of the components of our Corporate and Other segment’s total expenses for the periods indicated (in thousands):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Salaries and bonuses	$38,700	$22,779
Other salary related expenses	3,259	3,306
Shared services - payroll allocations	(23,386)	(18,657)

Total salaries, benefits and related expenses	18,573	7,428

Communication and data processing	4,616	3,015
Professional fees	8,557	10,334
Other general and administrative expenses	4,630	1,481
Shared services - general and administrative allocations	(3,583)	(3,694)

Total general and administrative expenses	14,220	11,136

Occupancy, equipment rentals and other office related expenses	1,245	119

Total expenses	$34,038	$18,683

For the three months ended March
 31, 2022 (Successor) versus the three months ended March
 31, 2021 (Predecessor)
Net loss increased $4.9 million or 13.7% as a result of the following:

•
Salaries, benefits, and related expenses, net of allocations, increased $11.1 million or 150.0% primarily due to an increase in average headcount, higher average compensation per employee, bonus compensation and cost allocations related to the Business Combination. Average headcount for the three months ended March 31, 2022 was 512 compared to 353 for the 2021 period. The increase in higher average compensation per employee was driven by shared based compensation along with inflationary costs related to hiring specific positions related to the Business Combination.

•
General and administrative expenses, net of shared services allocations, increased $3.1 million or 27.7% due to increased other general and administrative expenses related to higher unallocated corporate costs of $3.1 million due to the Business Combination and increased communications and data processing expenses of $1.6 million, offset slightly by lower professional fees due to legal and accounting advisory fees of $1.7 million related to the Business Combination incurred during the 2021 period.

•	Other, net increased $9.3 million or 98.4% due to a $9.5 million decrease in the fair value of minority investments during the three months ended March 31, 2021.
NON-GAAP
FINANCIAL MEASURES
The Company’s management evaluates performance of the Company through the use of certain non-GAAP
financial measures, including Adjusted Net Income, Adjusted EBITDA and Adjusted Diluted Earnings per Share.
The presentation of
non-GAAP
measures is used to enhance the investors’ understanding of certain aspects of our financial performance. This discussion is not meant to be considered in isolation, superior to, or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Management believes these key financial measures provide an additional view of our performance over the long-term and provide useful information that we use in order to maintain and grow our business.
These non-GAAP financial measures should not be considered as an alternate to (i) net income (loss) or any other performance measures determined in accordance with GAAP or (ii) operating cash flows determine in accordance with GAAP. Adjusted Net Income and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of these metrics are: (i) cash expenditures for future contractual commitments; (ii) cash requirements for working capital needs; (iii) cash requirements for certain tax payments; and (iv) all non-cash income/expense items.

Because of these limitations, Adjusted Net Income, Adjusted EBITDA, and Adjusted Diluted Earnings per Share should not be considered as measures of discretionary cash available to us to invest in the growth of our business or distribute to shareholders. We compensate for these limitations by relying primarily on our GAAP results and using our non-GAAP
financial measures only as a supplement. Users of our consolidated condensed financial statements are cautioned not to place undue reliance on our non-GAAP
financial measures.
Adjusted Net Income
We define Adjusted Net Income as consolidated net income (loss) adjusted for:

1.	Change in fair value of loans and securities held for investment due to assumption changes

2.	Amortization and other impairment of goodwill and intangible assets

3.	Equity based compensation

4.	Change in fair value of deferred purchase price obligations (including earnouts and TRA obligations), warrant liability, and minority investments

5.	Certain non-recurring costs

6.	Pro-forma income tax provision adjustments to apply the combined corporate statutory tax rates to adjusted consolidated pre-tax income (loss).
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
The following table provides a reconciliation of net income to Adjusted Net Income and Adjusted EBITDA (in thousands, except for share data):

Reconciliation to GAAP

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Reconciliation of Net Income (Loss) to Adjusted Net Income and Adjusted EBITDA
Net income (loss)	$(63,995)	$124,320
Addback: Provision for income taxes	(13,335)	1,137

Net income (loss) before taxes	(77,330)	125,457
Adjustments for:
Changes in fair value (1)	95,773	11,536
Amortization and impairment of goodwill and intangibles (2)	13,808	629
Equity-based compensation (3)	9,470	—
Certain non-recurring costs (4)	8,837	6,719

Adjusted Net Income before taxes	50,558	144,341
Provision for income taxes (5)	(13,257)	(37,529)

Adjusted Net Income	37,301	106,812

Effective Income Taxes (5)	13,257	37,529
Depreciation	2,520	2,163
Interest expense on non-funding debt	6,703	7,706

Adjusted EBITDA	$59,781	$154,210

GAAP PER SHARE MEASURES
Net loss attributable to controlling interest	$(8,493)	N/A
Weighted average shares outstanding	60,773,891	N/A
Basic earnings per share	$(0.14)	N/A
If-converted method net income	$(57,246)	N/A
Weighted average diluted shares	189,448,936	N/A
Diluted earnings per share	$(0.30)	N/A
NON-GAAP PER SHARE MEASURES
Adjusted Net Income	$37,301	$106,812
Weighted average diluted shares	189,448,936	191,200
Adjusted Diluted Earnings per Share	$0.20	$0.56
Book equity	$1,032,095	$844,386
Ending diluted shares	189,448,936	191,200
Book Equity per Diluted Share	$5.45	$4.42

(1)
Changes in Fair Value - The adjustment for changes in fair value includes changes in fair value of loans and securities held for investment, deferred purchase price obligations, warrant liability, and minority investments.

Changes in fair value of loans and securities held for investment - This adjustment relates to changes in the significant market or model input components of the fair value for loans and securities which are held for investment, net of related liabilities. We include an adjustment for the significant market or model input components of the change in fair value because, while based on real observable and/or predicted changes in drivers of the valuation of assets, they may be mismatched in any given period with the actual change in the underlying economics or when they will be realized in actual cash flows. We do not record this change as a separate component in our financial records, but have generated this information based on modeling and certain assumptions. Changes in fair value of loans and securities held for investment include changes in fair value for the following MSRs, loans held for investment, and related liabilities:

1.	Reverse mortgage loans held for investment, subject to HMBS related obligations, at fair value;

2.	Mortgage loans held for investment, subject to nonrecourse debt, at fair value;

3.	Mortgage loans held for investment, at fair value;

4.	Debt Securities;

5.	MSRs, at fair value;

6.	HMBS related obligations, at fair value; and

7.	Nonrecourse debt, at fair value.
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
Change in Fair Value of Deferred Purchase Price Obligations
- We are obligated to pay contingent consideration to sellers of acquired businesses based on future performance of acquired businesses (Earnouts) as well as realization of tax benefits from the Business Combination (TRA Obligation). Change in fair value of deferred purchase price obligations represents impacts to revenue or expense due to changes in the estimated fair value of expected payouts as a result of changes invarious assumptions, including future performance, timing and realization of tax benefits and discount rates.
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

(2)	Amortization and impairment of goodwill and intangible - Successor period amortization includes amortization of intangibles recognized from the business combination with Replay.

(3)	Equity-based compensation - Funded 85% by the non-controlling shareholders.

(4)
Certain non-recurring costs
- This adjustment relates to various one-time expenses and adjustments that management believes should be excluded as these do not relate to a recurring part of the core business operations. These items include certain one-time charges including amounts recognized for settlement of legal and regulatory matters, acquisition related expenses and other one-time charges.

(5)
Provision for income taxes - We applied an effective combined corporate tax rate to adjusted consolidated pre-tax income for the respective period to determine the tax effect of adjusted consolidated net income (loss).

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

TRAs
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
capital.
As of March 31, 2022, the Company had a liability of $34.7 million related to its projected obligations under the TRA, which is included in deferred purchase price liabilities within payables and other liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.
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
Cash Flows
The following table presents net cash provided by (used in) operating activities, investing activities and financing activities (in thousands) for three months ended March 31, 2022 (Successor), and for the period from January 1, 2021 to March 31, 2021 (Predecessor):

	For the three months ended March 31, 2022	January 1, 2021 to March 31, 2021
	Successor	Predecessor
Net cash provided by (used in):
Operating activities	$323,741	$118,043
Investing activities	(600,105)	(312,047)
Financing activities	355,538	307,695
Our cash increased $79.2 million for the three months ended March 31, 2022 (Successor) and increased $113.7 million for the three months from January 1, 2021 to March 31, 2021 (Predecessor).
Operating Cash Flow
Net cash provided by operating activities totaled $323.7 million for the three months ended March 31, 2022 (Successor) and $118.0 million for the three months from January 1, 2021 to March 31, 2021 (Predecessor).
Cash flows from operating activities improved $205.7 million for the three months ended March 31, 2022 (Successor) compared to the three months from January 1, 2021 to March 31, 2021 (Predecessor). The improvement was primarily attributable to higher proceeds from sale of loans held for sale, net of cash used for originations, and proceeds from hedge margin deposits reflecting as an increase in payables and accrued expenses and a decrease in Other assets, net. Proceeds from the sale of loans held for sale were $5.9 billion and $8.9 billion during the three months ended March 31, 2022 (Successor) and for the three months from January 1, 2021 to March 31, 2021 (Predecessor), respectively. Cash used for originations of loans held for sale was $5.4 billion and $8.6 billion for the three months ended March 31, 2022 (Successor) and for the three months from January 1, 2021 to March 31, 2021 (Predecessor), respectively.
Investing Cash Flow
Net cash used in investing activities totaled $600.1 million for the three months ended March 31, 2022 (Successor) and $312.0 million for the three months from January 1, 2021 to March 31, 2021 (Predecessor).
The increase of $288.1 million in cash used in our investing activities during the three months ended March 31, 2022 (Successor), compared to the three months from January 1, 2021 to March 31, 2021 (Predecessor), was primarily attributable to higher purchases/advances net of proceeds/payments on loans held for investment. We originated $1.9 billion and $1.2 billion of loans for the three months ended March 31, 2022 (Successor) and for the three months from January 1, 2021 to March 31, 2021 (Predecessor), respectively. These amounts were partially offset by higher proceeds and payments received on loans held for investment, at fair value and loans held for investment, subject to nonrecourse debt (change of $304.0 million) and higher proceeds on sale of mortgage servicing rights, net of purchases (change of $98.1 million).

Financing Cash Flow
Net cash provided by financing activities totaled $355.5 million for the three months ended March 31, 2022 (Successor) and $307.7 million for the three months from January 1, 2021 to March 31, 2021 (Predecessor).
The increase of $47.8 million in cash provided by our financing activities during the three months ended March 31, 2022 (Successor) compared to the three months from January 1, 2021 to March 31, 2021 (Predecessor), was primarily driven by a $380.9 increase in proceeds from issuance, net of payments on nonrecourse debt, a $115.3 million increase in proceeds from securitizations of loans, subject to HMBS related obligations, net of payments, and a $75 million increase in member distributions. This was partially offset by a $524.8 million increase in net cash payments from other financing lines of credit, net of proceeds.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratio requirements, and profitability requirements. These covenants are measured at our operating subsidiaries. The Company was in compliance or obtained waivers or amendments to the terms of financial covenants as of March 31, 2022.
Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio and liquidity requirements established by FHA for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to our operating subsidiaries, FAM and FAR, which are licensed sellers/servicers of the respective GSEs. As of March 31, 2022, we were in compliance with all of our seller/servicer financial requirements for FHA and Ginnie Mae. For additional information see Note 23—Liquidity and Capital Requirements within the consolidated financial statements.
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
Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of March 31, 2022, our debt obligations were approximately $17.4 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
Warehouse Lines of Credit
Mortgage facilities
As of March 31, 2022, our Mortgage Originations segment had $3.3 billion in warehouse lines of credit collateralized by first lien mortgages with $1.4 billion aggregate principal amount drawn through 14 funding facility arrangements with 13 active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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

The following table presents additional information about our Mortgage Originations segment’s warehouse facilities as of March 31, 2022 (in thousands):

Mortgage Warehouse Facilities	Maturity Date	Total Capacity	March 31, 2022
Committed	May 2022 - November 2022	$1,025,000	$547,353
Uncommitted	May 2022 - June 2023	2,250,000	890,370

Total mortgage warehouse facilities		$3,275,000	$1,437,723

Reverse mortgage facilities
As of March 31, 2022, our Reverse Originations segment had $1.3 billion in warehouse lines of credit collateralized by first lien mortgages with $0.9 billion aggregate principal amount drawn through 7 funding facility arrangements with 7 active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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
The following table presents additional information about our Reverse Origination segment’s warehouse facilities as of March 31, 2022 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	March 31, 2022
Committed	June 2022 - April 2023	$475,000	$419,417
Uncommitted	April 2022 - November 2022	800,000	468,018

Total reverse warehouse facilities		$1,275,000	$887,435

Commercial loan facilities
As of March 31, 2022, our Commercial Originations segment had $0.4 billion in warehouse lines of credit collateralized by first lien mortgages and encumbered agricultural loans with $0.2 billion aggregate principal amount drawn through 5 funding facility arrangements with 4 active lenders. These facilities are either structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as loan and security agreements pursuant to which the related eligible assets are pledged as collateral for the loan from the related lender or are collateralized by first lien loans or crop loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.

When we draw on these facilities, we must transfer and pledge eligible loan collateral, and comply with various financial and other covenants. The facilities generally have one-year
terms and expire at various times during 2022 through 2023. Under our facilities, we generally transfer the loans at a haircut, which serves as the primary credit enhancement for the lender. One of our warehouse lines of credit is guaranteed and another warehouse line of credit is partially guaranteed by our wholly-owned subsidiary, FAH, the parent holding company to the commercial lending business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities generally ranges from 70% to 85% of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is LIBOR plus a spread, the prime rate plus a spread or an alternative short term index plus a spread.
The following table presents additional information about our Commercial Origination segment’s warehouse facilities as of March 31, 2022 (in thousands):

Commercial Warehouse Facilities	Maturity Date	Total Capacity	March 31, 2022
Committed	February 2022 - November 2023	$420,000	$225,422
Uncommitted	January 2024	12,500	12,500

Total commercial warehouse facilities		$432,500	$237,922

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
Other Secured Lines of Credit
As of March 31, 2022, our Mortgage, Reverse, and Commercial Originations segments collectively had $0.9 billion in additional secured facilities with $0.6 billion aggregate principal amount drawn through credit agreements or master repurchase agreements with 11 funding facility arrangements and 12 active lenders. These facilities are secured by, among other things, eligible asset-backed securities, MSRs, and HECM tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. One of our facilities was with Podium Mortgage Capital, LLC, who acts as a lender to us and is an affiliate of one our shareholders, Blackstone, Inc. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets are temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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
The following table presents additional information about our other secured lines of credit for our Mortgage, Reverse and Commercial Originations segments March 31, 2022 (in thousands):

Other Financing Lines of Credit	Maturity Date	Total Capacity	March 31, 2022
Committed	April 2022 - N/A	$842,500	$581,347
Uncommitted	May 2022 - June 2022	45,329	45,329

Total other secured lines of credit		$887,829	$626,676

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

Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company obtained waivers or revisions to terms of the affected covenants for the covenant violations and was in compliance with all other financial covenants as of March 31, 2022.
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
As of March 31, 2022, we had HMBS-related borrowings of $10.5 billion and HECMs pledged as collateral to the pools of $10.7 billion, both carried at fair value.
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
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include reverse mortgage loans that were previously repurchased out of a HMBS pool (“HECM Buyouts”), fix & flip securitized loans, securitized agricultural loans, and non
FHA-insured
non-agency
reverse mortgages
(“non-agency
reverse mortgages-Securitized”). The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the Consolidated Statements of Financial Condition as mortgage loans held for investment, subject to nonrecourse debt, at fair value, and nonrecourse debt, at fair value. As of March 31, 2022, we had nonrecourse debt-related borrowings of $6.3 billion.

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
.
As of March 31, 2022, the Company had an outstanding advance against this commitment of $108.2 million, with a fair value of $164.0 million, for the purchase of MSRs. The Company accrued for excess servicing and ancillary fees against the outstanding advances in the amount of $5.3 million and $1.1 million, respectively, to these investors for the three months ended March 31, 2022 and March 31, 2021.
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
The 7.875% senior unsecured notes contain covenants limiting, among other things, Finance of America Funding LLC’s and its restricted subsidiaries’ ability to incur certain types of additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of Finance of America Funding LLC’s assets. These incurrence based covenants are subject to important exceptions and qualifications (including any relevant exceptions for the Business Combination). Many of these covenants will cease to apply with respect to the 7.875% senior unsecured notes during any time that the 7.875% senior unsecured notes have investment grade ratings from either Moody’s Investors Service, Inc. or Fitch Ratings Inc. and no default with respect to the 7.875% senior unsecured notes has occurred and is continuing. The Company was in compliance with all required covenants related to the Notes as of March 31, 2022.
FoA’s existing owners or their affiliated entities, including Blackstone and Brian L. Libman, FoA’s founder and chairman, purchased notes in the offering in an aggregate principal amount of $135.0 million.

Contractual Obligations and Commitments
The following table provides a summary of obligations and commitments outstanding as of March 31, 2022 (in thousands). The information below does not give effect to the Business Combination or the use of proceeds therefrom.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Warehouse lines of credit	$2,557,141	$2,249,024	$308,117	$—	$—
MSR line of credit	181,220	—	70,365	110,855	—
Other secured lines of credit	451,396	172,173	52,500	—	226,723
Nonrecourse debt (1)	6,276,613	1,242,161	5,034,452	—	—
Notes payable	353,196	—	—	353,196	—
Operating leases	79,216	14,727	34,640	8,491	21,358

Total	$9,898,782	$3,678,085	$5,500,074	$472,542	$248,081

(1)	Nonrecourse MSR financing liability is excluded from this balance. See below for additional details related to the nonrecourse MSR financing liability.
In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans on the Condensed Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned REO. The outstanding principal balance of loans held for investment, subject to HMBS related obligations was $10,109.8 million as of March 31, 2022.
In addition to the above contractual obligations, we have also been involved in the sale of a portion of the excess servicing and/or an agreement to pay certain amounts based on excess servicing cashflows generated on our owned MSRs. These transactions are treated as structured financings on the Condensed Consolidated Statements of Financial Condition with the recognized proceeds being recorded as nonrecourse MSR financing liability. The timing of the payments of the nonrecourse MSR financing liability is dependent on the payments received on the underlying MSRs.
The payments that we will be required to make under the TRAs that was entered into in connection with the Business Combination may be significant and are not reflected in the contractual obligations tables set forth above.
CRITICAL ACCOUNTING POLICIES
For a description of our critical accounting policies, see FoA’s Annual Report on Form
10-K
filed with the SEC on March 15, 2022.

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

	March 31, 2022
	Down 25 bps	Up 25 bps
	(in thousands)
Increase (decrease) in assets
Reverse mortgage loans held for investment, subject to HMBS related obligations	$27,180	$(26,978)
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	63,542	(62,608)
Fix & flip mortgage loans	464	(462)
Agricultural loans	216	(216)
Mortgage loans held for investment:
Reverse mortgage loans	12,650	(12,632)
Fix & flip mortgage loans	199	(198)
Agricultural loans	28	(28)
Mortgage loans held for sale:
Residential mortgage loans	13,241	(14,788)
SRL	970	(956)
Portfolio	790	(777)
MSRs	(11,688)	9,924
Other assets	500	(501)
Derivative assets:
Forward MBS	(22,118)	16,617
IRLCs	8,441	(9,428)

Total assets	$94,415	$(103,031)

Increase (decrease) in liabilities
HMBS related obligation	$24,654	$(24,421)
Nonrecourse debt	15,529	(17,298)
Derivative liabilities:
Forward MBS, net	(1,414)	(6,124)
Interest rate swaps and futures contracts	38,335	(38,335)

Total liabilities	$77,104	$(86,178)

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, and the information described above in this Item 4, our chief executive officer and chief financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures not effective due to the material weakness in internal control over financial reporting discussed below.
Material Weakness in Internal Controls Over Financial Reporting
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
Management has concluded that the material weakness continued to exist March 31, 2022. We identified that the controls over the accounting for significant and unusual transactions did not operate effectively with respect to application of the provisions of ASC 740 related to the accounting for the deferred tax asset related to the full impairment of goodwill generated as part of the Company’s Business Combination on April 1, 2021. While this control deficiency did not result in any revision to the financial statements included in this Quarterly Report on Form 10-K, this deficiency, if not remediated, could have resulted in a material misstatement to our annual or interim consolidated statements that may not have been prevented or detected in a timely manner. Accordingly, we have determined that this control deficiency constitutes a material weakness.
Notwithstanding the material weakness described above, based on the additional analysis and other post-closing procedures performed, the Company believes the interim unaudited consolidated financial statements and other financial information included in this Quarterly Report on
Form 10-Q,
are fairly presented, in all material respects, in conformity with GAAP.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting
As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, beginning in the second quarter of fiscal year 2021, we implemented the below changes to our processes to improve our internal control over financial reporting to remediate the control deficiency that gave rise to the material weakness described above:

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

In addition to the steps described above, management has previously engaged and continues to engage a third-party tax consultant well-versed in ASC 740 to assist management in evaluating the accounting for complex tax matters. We have also begun the process of executing the following remediation plan that further addresses the material weakness and have begun to implement the changes below to our processes to improve our internal control over financial reporting:

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
The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above in this Item 4, there has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 19—Litigation to our consolidated financial statements included in Part I, Item 1 of this Report.
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, originally filed with the SEC on March 15, 2022, which may be amended, supplemented, or suspended from time to time by other reports we file with the SEC (the “Form 10K”).
In addition to the other information included in this Report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” included in the Form
10-K,
as well as the factors identified under “Cautionary Note Regarding Forward-Looking Statements” at the beginning of Part I, Item 1 of this Quarterly Report and as may be updated in subsequent filings with the SEC, which could materially affect the Company’s business, financial condition or future results. The risks described in the Form 10K and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay; FoA; the Company; Replay Merger Sub; Blocker Merger Sub; Blocker; Blocker GP; the Sellers; and the Seller Representative (incorporated by Reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

2.2	Letter Agreement, dated April 1, 2021, by and among Seller Representative and Replay (incorporated by Reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

2.3	Letter Agreement, dated April 5, 2021, by and among Seller Representative and Replay (incorporated by Reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

2.4	Letter Agreement, dated March 31, 2021, by and among Family Holdings; TMO; BTO Urban; BTO Urban Holdings II L.P.; and ESC (incorporated by Reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc. (incorporated by Reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

3.2	Amended and Restated Bylaws of Finance of America Companies Inc. (incorporated by Reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021.

10.1*	Amendment No. 6 to Master Repurchase Agreement, dated as of March 22, 2022, by and between FACo Crop Loans LLC as seller, National Founders LP as buyer, FACo Crop Loan Financing Trust C1 as trust subsidiary, and Finance of America Commercial LLC as guarantor.

31.1*	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certificate of Patricia Cook, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
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

Finance of America Companies Inc.

Date: May 10, 2022	By:	/s/ Johan Gericke
Johan Gericke
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)