Form 10-Q
period 2022-06-30
Finance of America Companies Inc.
filed 2022-08-09
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number 001-40308

FINANCE OF AMERICA COMPANIES INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3474065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5830 Granite Parkway, Suite 400, Plano, Texas (Address of Principal Executive Offices)	75024 (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒
As of August 5, 2022, there were 62,642,931 shares of the registrant’s Class A Common Stock and 15 shares of the registrant’s Class B Common Stock issued and outstanding.

Finance of America Companies Inc. and Subsidiaries
Quarterly Report on Form 10-Q

Part I—Financial Information

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that our actual results, financial condition and liquidity may differ, possibly materially, from the anticipated results, financial condition and liquidity in these forward-looking statements. The Company’s actual results may differ from its expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions (or the negative versions of such words or expressions) are intended to identify such forward-looking statements. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of this report. Results for any specified period are not necessarily indicative of the results that may be expected for any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Finance of America,” “FoA,” or the “Company” refer to Finance of America Companies Inc. and its consolidated subsidiaries. References to “FoA Equity” are to Finance of America Equity Capital LLC, a Delaware limited liability company, that the Company controls in an “UP-C” structure. Such forward-looking statements are subject to various risks and uncertainties including, but not limited to:

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

•
the COVID-19 pandemic and its unique challenges to our business and the effects of the pandemic could adversely impact our ability to originate and service mortgages, manage our portfolio of assets and provide lender services and could also adversely impact our counterparties, liquidity and employees;

•	our business is significantly impacted by interest rates, and changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have a detrimental effect on our business;

•
our geographic concentration, which could materially and adversely affect us if the economic conditions in our current markets should decline or we could face losses in concentrated areas due to natural disasters;

•
We use estimates in measuring or determining the fair value of the majority of our assets and liabilities. If our estimates prove to be incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our business, financial condition and results of operations;

•
our inability to obtain sufficient capital to meet the financing requirements of our business, or if we fail to comply with our debt agreements, our business, financing activities, financial condition and results of operations will be adversely affected;

•	disruptions in the secondary home loan market, including the mortgage-backed securities (“MBS”) market, could have a detrimental effect on our business;

•
Finance of America Reverse LLC’s (“FAR”) status as an approved non-supervised Federal Housing Administration (“FHA”) mortgage and an approved Government National Mortgage Association (“Ginnie Mae” or “GNMA”) issuer, and Finance of America Mortgage LLC’s (“FAM”) status as an approved seller-servicer for Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corp. (“Freddie Mac”), an approved Ginnie Mae issuer and an approved non-supervised FHA and U.S. Department of Veterans Affairs (“VA”) mortgage, continued compliance with each of their respective guidelines and other conditions such agencies may impose, the failure of which to meet such guidelines and conditions could have a material adverse effect on our overall business and our financial position, results of operations and cash flows;

•	the engagement of our Lender Services business by our loan originator businesses may give the appearance of a conflict of interest;

•	third party customers of our Lender Services Businesses concerns about conflicts of interest within our Lender Services Businesses, due to their affiliation with the Company;

•	our Lender Services business operations in the Philippines, that could be adversely affected by changes in political or economic stability or by government policies;

•
our mortgage loan origination and servicing activities (including lender services) operating in heavily regulated industries, which expose us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state and local levels;

•
our being subject to legal proceedings, federal or state governmental examinations and enforcement investigations from time to time, some of which matters are highly complex and slow to develop, with results that are difficult to predict or estimate;

•	unlike competitors that are national banks, our lending subsidiaries being subject to state licensing and operational requirements that result in substantial additional compliance costs;

•
our substantial leverage, which could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry or our ability to pay our debts, which could divert our cash flow from operations to debt payments;

•
the Company’s holding company structure, with its only material asset being its interest in FoA Equity, which makes it dependent upon distributions from FoA Equity to pay taxes, make payments under the Tax Receivable Agreements (as defined below) and pay dividends;

•
the Company status on the NYSE as a “controlled company” within the meaning of NYSE rules, which qualifies it for exemptions from certain corporate governance requirements, which means that the stockholders of the Company do not have the same protections afforded to stockholders of companies that are subject to such requirements;

•
our substantial number of shares of common stock issuable upon conversion of FoA Equity Units, which may dilute your investment, and the sale of which could cause significant downward pricing pressure on our stock; and

•	the brief trading history of our common stock has been characterized by low trading volume, which may result in an inability to sell your shares at a desired price, if at all.
All of these factors as well as other risks and uncertainties set forth in the section entitled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC) on March 15, 2022, as such factors may be further updated from time to time in the Company’s periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in the Company’s other filings with the SEC.

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

Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$219,033	$141,238
Restricted cash	354,803	322,403
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related obligations, at fair value	10,882,441	10,556,054
Loans held for investment, subject to nonrecourse debt, at fair value	6,600,762	6,218,194
Loans held for investment, at fair value	1,058,410	1,031,328
Loans held for sale, at fair value	1,229,594	2,052,378
Mortgage servicing rights (“MSRs”), at fair value, $143,382 and $142,435, subject to nonrecourse MSRs financing liability, respectively	359,006	427,942
Derivative assets	55,186	48,870
Fixed assets and leasehold improvements, net	29,805	29,256
Intangible assets, net	575,284	602,900
Other assets, net	371,902	358,383

TOTAL ASSETS	$21,736,226	$21,788,946

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$10,745,879	$10,422,358
Nonrecourse debt, at fair value	6,752,084	6,111,242
Other financing lines of credit	2,593,290	3,347,442
Payables and other liabilities	428,768	471,511
Notes payable, net	353,005	353,383

TOTAL LIABILITIES	20,873,026	20,705,936

Commitments and Contingencies (Note 16)
EQUITY (Note 22)
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 62,474,553 shares issued and outstanding at June 30, 2022	6	6
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized, 15 shares issued and outstanding at June 30, 2022	—	—
Additional paid-in capital	860,232	831,620
Accumulated deficit	(492,786)	(443,613)
Accumulated other comprehensive loss	(262)	(110)
Noncontrolling interest	496,010	695,107

TOTAL EQUITY	863,200	1,083,010

TOTAL LIABILITIES AND EQUITY	$21,736,226	$21,788,946

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

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Restricted cash	$342,575	$311,652
Loans held for investment, subject to nonrecourse debt, at fair value	6,433,638	6,099,607
Other assets, net	68,239	67,593

TOTAL ASSETS	$6,844,452	$6,478,852

LIABILITIES
Nonrecourse debt, at fair value	$6,447,237	$5,857,069
Payables and other liabilities	598	428

TOTAL LIABILITIES	$6,447,835	$5,857,497

Net carrying value of assets subject to nonrecourse debt	$396,617	$621,355

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
REVENUES
Gain on sale and other income from loans held for sale, net	$71,805	$190,157	$187,577	$291,334
Net fair value gains on loans and related obligations	1,613	12,048	131,151	76,663
Fee income	88,681	246,286	90,864	161,371
Net interest expense:
Interest income	15,853	29,726	13,151	12,661
Interest expense	(36,834)	(69,664)	(33,626)	(34,366)

Net interest expense	(20,981)	(39,938)	(20,475)	(21,705)

TOTAL REVENUES	141,118	408,553	389,117	507,663

EXPENSES
Salaries, benefits and related expenses	194,294	403,370	274,731	238,530
Occupancy, equipment rentals and other office related expenses	7,262	15,100	6,720	7,597
General and administrative expenses	123,457	256,080	119,301	127,187

TOTAL EXPENSES	325,013	674,550	400,752	373,314
OTHER, NET	15,132	19,904	(2,103)	(8,892)

NET INCOME (LOSS) BEFORE INCOME TAXES	(168,763)	(246,093)	(13,738)	125,457
Provision (benefit) for income taxes	(940)	(14,275)	1,086	1,137

NET INCOME (LOSS)	(167,823)	(231,818)	(14,824)	124,320
Contingently Redeemable Noncontrolling Interest (“CRNCI”)	—	—	—	4,260
Noncontrolling interest	(127,143)	(182,645)	(17,089)	201

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(40,680)	$(49,173)	$2,265	$119,859

EARNINGS PER SHARE (Note 21)
Basic weighted average shares outstanding	62,379,041	61,580,900	59,881,714	N/A
Basic net earnings (loss) per share	$(0.65)	$(0.80)	$0.04	N/A
Diluted weighted average shares outstanding	187,818,225	188,629,076	191,200,000	N/A
Diluted net loss per share	$(0.70)	$(1.00)	$(0.05)	N/A
See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
NET INCOME (LOSS)	$(167,823)	$(231,818)	$(14,824)	$124,320
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	(163)	(152)	(27)	(11)

TOTAL COMPREHENSIVE INCOME (LOSS)	(167,986)	(231,970)	(14,851)	124,309
Less: Net income (loss) attributable to the noncontrolling interest and CRNCI	(127,253)	(182,748)	(17,108)	4,461

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(40,733)	$(49,222)	$2,257	$119,848

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
See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Successor:
Balance at April 1, 2021	59,881,714	$6	7	$—	$758,243	$(71,813)	$—	131,318,286	$1,658,545	$2,344,981
Net income (loss)	—	—	—	—	—	2,265	—	—	(17,089)	(14,824)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	24	24
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(137)	(137)
Equity based compensation, net	—	—	—	—	49,278	—	—	—	—	49,278
Foreign currency translation adjustment	—	—	—	—	—	—	(27)	—	—	(27)

Balance at June 30, 2021	59,881,714	$6	7	$—	$807,521	$(69,548)	$(27)	131,318,286	$1,641,343	$2,379,295

Balance at December 31, 2021	60,755,069	$6	15	$—	$831,620	$(443,613)	$(110)	128,693,867	$695,107	$1,083,010
Net loss	—	—	—	—	—	(49,173)	—	—	(182,645)	(231,818)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	42	42
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(192)	(192)
Equity based compensation, net	—	—	—	—	20,883	—	—	—	—	20,883
Conversion of LLC Units for Class A Common Stock (Note 22— Equity)	108,113	—	—	—	424	—	—	(108,113)	(540)	(116)
Settlement of LTIP RSUs, net (Note 21—Earnings Per Share)	3,172,247	—	—	—	11,011	—	—	(3,172,247)	(15,762)	(4,751)
Settlement of other RSUs (Note 21—Earnings Per Share)	93,455	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 22—Equity)	(1,654,331)	—	—	—	(3,706)	—	—	—	—	(3,706)
Foreign currency translation adjustment	—	—	—	—	—	—	(152)	—	—	(152)

Balance at June 30, 2022	62,474,553	$6	15	$—	$860,232	$(492,786)	$(262)	125,413,507	$496,010	$863,200

Finance of America Companies Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at March 31, 2022	60,815,569	$6	15	$—	$845,002	$(452,106)	$(99)	128,633,367	$639,292	$1,032,095
Net loss	—	—	—	—	—	(40,680)	—	—	(127,143)	(167,823)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	42	42
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(192)	(192)
Equity based compensation, net	—	—	—	—	7,779	—	—	—	—	7,779
Conversion of LLC Units for Class A Common Stock (Note 22 - Equity)	58,417	—	—	—	194	—	—	(58,417)	(285)	(91)
Settlement of LTIP RSUs, net (Note 21—Earnings Per Share)	3,161,443	—	—	—	10,963	—	—	(3,161,443)	(15,704)	(4,741)
Settlement of other RSUs (Note 21—Earnings Per Share)	93,455	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 22—Equity)	(1,654,331)	—	—	—	(3,706)	—	—	—	—	(3,706)
Foreign currency translation adjustment	—	—	—	—	—	—	(163)	—	—	(163)

Balance at June 30, 2022	62,474,553	$6	15	$—	$860,232	$(492,786)	$(262)	125,413,507	$496,010	$863,200

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor		Predecessor
Operating Activities
Net income (loss)	$(231,818)	$(14,824)	$124,320
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	986,478	5,172	(6,277)

Net cash provided by (used in) operating activities	754,660	(9,652)	118,043

Investing Activities
Purchases and originations of loans held for investment	(3,776,445)	(1,241,085)	(1,151,925)
Proceeds/payments received on loans held for investment	1,278,493	689,215	677,777
Purchases and origination of loans held for investment, subject to nonrecourse debt	(58,549)	(12,319)	(12,247)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	1,160,149	251,152	217,452
Purchases of debt securities	(6,848)	(1,449)	(557)
Proceeds/payments on debt securities	912	1,888	2,096
Purchases of MSRs	—	(61)	(9,014)
Proceeds on sale of MSRs	191,707	—	7,765
Acquisition of subsidiaries, net of cash acquired	—	(20,000)	(749)
Acquisition of fixed assets	(7,425)	(4,915)	(4,178)
Payments on deferred purchase price liability	(8,000)	(311)	(657)
Debtor in possession (“DIP”) Financing	—	—	(35,260)
Other investing activities, net	88	—	(2,550)

Net cash used in investing activities	(1,225,918)	(337,885)	(312,047)

Financing Activities
Proceeds from issuance of HMBS related obligations	1,933,150	795,334	602,172
Payments of HMBS related obligations	(1,438,537)	(597,892)	(506,142)
Proceeds from issuance of nonrecourse debt	1,929,163	600,595	579,518
Payments on nonrecourse debt	(1,082,466)	(498,966)	(658,300)
Proceeds from other financing lines of credit	14,315,000	8,758,149	10,027,696
Payments on other financing lines of credit	(15,069,153)	(8,620,873)	(9,660,588)
Debt issuance costs	(373)	(580)	(2,467)
Payment of withholding taxes relating to equity based compensation	(5,029)	—	—
Member distributions	—	—	(75,000)
Settlement of CRNCI	—	(203,216)	—
Other financing activities, net	(150)	(114)	806

Net cash provided by financing activities	581,605	232,437	307,695

Foreign currency translation adjustment	(152)	(1)	(7)

Net increase (decrease) in cash and restricted cash	110,195	(115,101)	113,684
Cash and restricted cash, beginning of period	463,641	626,827	539,363

Cash and restricted cash, end of period	$573,836	$511,726	$653,047

Supplementary Cash Flows Information
Cash paid for interest	$117,351	$68,186	$50,071
Cash paid for income taxes, net	25	1,521	63
Loans transferred to loans held for investment, at fair value, from loans held for investment, subject to nonrecourse debt, at fair value	488,649	242,650	283,428
Loans transferred to loans held for investment, subject to nonrecourse debt, at fair value, from loans held for investment, at fair value	2,540,338	505,378	272,098
Loans transferred to loans held for investment, subject to HMBS, at fair value, from loans held for investment, at fair value	1,646,710	701,375	42,909
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
The Company, through its FAH holding company subsidiary, operates two lending companies, FAM and FAR (collectively, the “operating lending subsidiaries”). Effective January 1, 2022, the Company’s operating lending subsidiary Finance of America Commercial LLC (“FACo”), which previously operated as a separate operating lending subsidiary under FAH, merged with FAM, with FAM being the surviving operating lending subsidiary. Through FAM and FAR, the Company originates, purchases, sells, and securitizes conventional (conforming to the underwriting standards of Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”); collectively referred to as government sponsored entities (“GSEs”)), government-insured (FHA), government guaranteed (VA), and proprietary non-agency residential and reverse mortgages. FAM (prior to January 1, 2022 through FACo) also originates or acquires a variety of commercial mortgage loans made to owners and investors of single and multi-family residential rental properties, as well as government-insured agricultural loans made to farmers to fund their inputs and operating expenses for the upcoming growing season. Additionally, FAM originates or acquires secured and unsecured home improvement loans or receivables. The Company, through its Incenter holding company subsidiary, has operating service companies (the “operating service subsidiaries” and together with the operating lending subsidiaries, the “operating subsidiaries”) which provide lender services, title services, secondary markets advisory services, mortgage trade brokerage, appraisal, and capital management services to customers in the residential mortgage, student lending, and commercial lending industries. Incenter operates a foreign branch in the Philippines for fulfillment transactional support.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements comprise the financial statements of FoA and its controlled subsidiaries for the Successor three and six months ended June 30, 2022, three months ended June 30, 2021, and the financial statements of FoA Equity and its controlled subsidiaries for the Predecessor three months ended March 31, 2021. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial condition as of June 30, 2022 and its results of operations and cash flows for the Successor three and six months ended June 30, 2022, three months ended June 30, 2021, and the Predecessor three months ended March 31, 2021. The Condensed Consolidated Statement of Financial Condition at December 31, 2021 was derived from audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The condensed consolidated financial statements, including the significant accounting policies, should be read in conjunction with the consolidated financial statements and notes for the period ended December 31, 2021 within the Company’s Annual Report Form 10-K. There have not been any material changes to our critical accounting policies and estimates as disclosed in the Annual Report on Form 10-K.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The significant accounting policies, together with the other notes that follow, are an integral part of the condensed consolidated financial statements.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, uncertainties due to the COVID-19 pandemic, interest rates, secondary market pricing, prepayment assumptions, home prices or discrete events affecting specific borrowers, and such differences could be material.
Recently Adopted Accounting Guidance

Standard	Description	Effective Date	Effect on Condensed Consolidated Financial Statements
ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation(Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity—Classified Written Call Options

The amendments in this Update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share.
January 1, 2022
The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures, as the Company does not currently issue freestanding written call options.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Guidance, Not Yet Adopted as of June 30, 2022

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

In April 2022, FASB released a proposed ASU that would amend the guidance on reference rate reform in ASC Topic 848 and ASC 815. Specifically, the proposal would defer the effective date of the guidance’s sunset date provision to December 31, 2024 (originally December 31, 2022), thereby extending the period over which entities can apply the guidance in ASU 2020-04,8 which provides “optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.” In addition, the proposal would amend the definition of the secured overnight financing rate (“SOFR”), as used in ASU 2018-16,9 to “include other versions of SOFR, such as SOFR term, as a benchmark interest rate under Topic 815.”
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

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
The amendments in this Update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require the following disclosures for equity securities subject to contractual sale restrictions:

1. The fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet

2. The nature and remaining duration of the restriction(s)

3. The circumstances that could cause a lapse in the restriction(s).
January 1, 2024
This ASU is effective for fiscal years beginning after December 15, 2023.

The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Variable Interest Entities and Securitizations
The Company determined that the special purpose entities (“SPEs”) created in connection with its securitizations are VIEs. A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests has both the power to direct the activities that significantly impact the VIE’s economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
In February 2022, FAR executed its optional redemption of outstanding securitized notes related to outstanding nonperforming home equity conversion mortgage (“HECM”) securitizations. As part of the optional redemption, FAR paid off notes with an outstanding principal balance of
 $488.2

million. The notes were paid off at par. As a result of the optional redemption, FAR is no longer required to consolidate this securitization trust and the outstanding loans with unpaid principal balance of
$506.6
million were included in loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition unless included in a subsequent securitization.
FAM
FAM (prior to January 1, 2022, through FACo) securitizes certain of its interests in fix & flip mortgages. The transactions provide debt security holders the ability to invest in a pool of loans secured by an investment in real estate. The transactions provide the Company with access to liquidity for the loans and ongoing management fees. The principal and interest on the outstanding debt securities are paid using the cash flows from the underlying loans, which serve as collateral for the debt.
Servicing Securitized Loans
In their capacity as servicer of the securitized loans, FAM (prior to January 1, 2022, through FACo) and FAR retain the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance. FAM (prior to January 1, 2022, through FACo) and FAR also retain certain beneficial interests in these trusts which provide exposure to potential gains and losses based on the performance of the trust. As FAM (prior to January 1, 2022, through FACo) and FAR have both the power to direct the activities that significantly impact the VIE’s economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the definition of primary beneficiary is met and the trusts are consolidated by the Company through its FAM (prior to January 1, 2022, through
FACo) and FAR subsidiaries.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the Successor three and six months ended June 30, 2022, three months ended June 30, 2021 or the Predecessor period three months ended March 31, 2021.
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Condensed Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	June 30, 2022	December 31, 2021
ASSETS
Restricted cash	$342,575	$311,652
Loans held for investment, subject to nonrecourse debt, at fair value	6,433,638	6,099,607
Other assets, net	68,239	67,593

TOTAL ASSETS	$6,844,452	$6,478,852

LIABILITIES
Nonrecourse debt, at fair value	$6,717,649	$6,088,298
Payables and other liabilities	598	428

TOTAL VIE LIABILITIES	6,718,247	6,088,726

Retained bonds and beneficial interests eliminated in consolidation	(270,412)	(231,229)

TOTAL CONSOLIDATED LIABILITIES	$6,447,835	$5,857,497

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
In 2021, FAM executed certain
securitizations, where FAM’s beneficial interest in the securitization is limited to its U.S. Risk Retention Certificates, a 5% eligible vertical interest in the Trust. The Company determined that the securitization structures meets the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and that the contractual role as servicer is not a variable interest. The transfer of the loans to the VIEs was determined to be a sale. The Company derecognized the mortgage loans and did not consolidate the trusts.
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

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor and that were not consolidated by the Company (in thousands):

	June 30, 2022	December 31, 2021
Unconsolidated securitization trusts:
Total collateral balances— Unpaid Principal Balance (“ UPB ”)	$1,031,095	$1,085,340

Total certificate balances	$1,031,095	$1,085,340

As of June 30, 2022 and December 31, 2021, there were $1.1 million and $0.4 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due.
Cavatica Asset Participation Trust (“CAPT”)
In December 2021,
CAPT was
established for the purpose of securitizing agricultural loans, where its beneficial interest in the securitization is limited to its Issuer Residual Interest Certificates, a 5% eligible vertical interest in the trust. The Company determined that the securitization structure meets the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and the Company does not have the power to direct the activities that most significantly affect the economic performance of the VIEs. However, the transfer of the loans to the VIEs was determined not to be a sale. As such, the Company continues to recognize and consolidate the loans and the related nonrecourse liability, with the retained bonds being eliminated against the nonrecourse liability in consolidation. The Company’s continuing involvement with and exposure to loss from the VIE includes the carrying value of the retained bond, the retained loans, debt servicing of the related nonrecourse liability, servicing advances in the role as servicer, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the VIE have no recourse to the Company’s assets or general credit. The underlying performance of the mortgage loans held has a direct impact on the fair values and cash flows of the beneficial interests held.
As of June 30, 2022, the consolidated balance of the agricultural loans transferred to the VIE and the related nonrecourse liability had a fair value of $167.1 million and $162.5 million, respectively.

As of December 31, 2021, the consolidated balance of the agricultural loans transferred to the VIE and the related nonrecourse liability had a fair value of $118.6 million and $111.7 million, respectively.

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

Following is a description of the three levels of the fair value hierarchy:
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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy for the Successor three and six months ended June 30, 2022, three months ended June 30, 2021, or for the Predecessor three months ended March 31, 2021.
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
The Company values HECM loans securitized into Ginnie Mae HMBS utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio using prepayment, loss frequency and severity, borrower mortality, borrower draw, and discount rate assumptions management believes a market participant would use in estimating fair value.
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
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of loans held for investment, subject to HMBS related obligations, for the periods indicated:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	23.0%	NM	20.8%
Loss frequency	NM	3.9%	NM	4.5%
Loss severity	2.4% - 6.9%	2.6%	3.1% - 7.7%	3.3%
Discount rate	NM	4.2%	NM	2.4%
Average draw rate	NM	1.2%	NM	1.1%
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

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Reverse Mortgage Loans
Reverse mortgage loans held for investment, subject to nonrecourse debt, at fair value,
include HECM loans previously purchased out of Ginnie Mae HMBS pools and non
FHA-insured
jumbo reverse mortgages, which have been subsequently securitized and serve as collateral for the issued debt. These loans are not traded in active and open markets with readily observable market prices. The Company classifies reverse mortgage loans held for investment, subject to nonrecourse debt as Level 3 assets within the GAAP hierarchy.
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
HECM Buyouts—Securitized (Nonperforming)
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of nonperforming securitized HECM buyouts for the periods indicated:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	39.7%	NM	41.2%
Loss frequency	23.1% - 100.0%	51.4%	25.0% - 100%	59.5%
Loss severity	2.4% - 6.9%	3.7%	3.1% - 7.7%	4.3%
Discount rate	NM	7.7%	NM	4.1%
HECM Buyouts—Securitized (Performing)
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of performing securitized HECM buyouts for the periods indicated:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	NM	9.0	NM	9.0
Conditional repayment rate	NM	13.4%	NM	13.3%
Loss severity	2.4% - 6.9%	5.7%	3.1% - 7.7%	7.7%
Discount rate	NM	6.8%	NM	3.7%

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-Agency
Reverse Mortgage—Securitized
The following table presents the significant unobservable assumptions used in the fair value measurements of securitized non-agency
reverse mortgage loans for the periods indicated:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	NM	9.3	NM	7.5
Loan to value	0.1% - 73.0%	42.9%	0.1% - 64.7%	43.4%
Conditional repayment rate	NM	14.7%	NM	18.6%
Loss severity	NM	10.0%	NM	10.0%
Home price appreciation	-10.1% - 11.0%	4.9%	-4.6% - 14%	4.7%
Discount rate	NM	6.2%	NM	3.6%
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
The Company utilized the following weighted average assumptions in estimating the fair value of securitized Fix & Flip mortgage loans for the periods indicated:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (SMM)	NM	10.6%	NM	14.1%
Discount rate	NM	8.9%	NM	5.7%
Loss frequency	NM	0.5%	0.3% - 69.0%	0.6%
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
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of Inventory Buyouts classified as loans held for investment, at fair value for the periods indicated:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	41.2%	NM	43.2%
Loss frequency	23.1% - 100.0%	47.4%	NM	59.4%
Loss severity	2.4% - 6.9%	4.7%	3.1% - 7.7%	3.8%
Discount rate	NM	7.7%	NM	4.1%
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
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of non-agency reverse mortgage loans classified as loans held for investment, at fair value for the periods indicated:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	NM	10.8	NM	9.2
Loan to value	2.9% - 68.9%	47.3%	0.2% - 68.7%	47.8%
Conditional repayment rate	NM	13.1%	NM	14.8%
Loss severity	NM	10.0%	NM	10.0%
Home price appreciation	-10.1% - 11.0%	4.6%	-4.6% - 14.0%	4.4%
Discount rate	NM	6.2%	NM	3.6%

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
The Company utilized the following weighted average assumptions in estimating the fair value of Fix & Flip loans for the periods indicated:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (SMM)	NM	11.6%	NM	11.9%
Discount rate	8.9% - 13.5%	9.0%	5.7% - 10.0%	5.9%
Loss frequency	NM	0.3%	NM	0.4%
Agricultural Loans
The agricultural loans are government-insured loans made to farmers to fund their inputs and operating expenses for the upcoming growing season with terms ranging from 7 - 17 months. The product is valued using a DCF model. The Company classifies these loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following assumptions in estimating the fair value of agricultural loans for the periods indicated:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Discount rate	NM	8.1%	NM	4.8%
Prepayment rate (SMM)	NM	23.1%	9.0% - 100.0%	22.1%
Default rate (CDR)	0.0% - 1.0%	1.0%	0.0% - 0.7%	0.9%
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
The Company utilized the following weighted average assumptions in estimating the fair value of SRL mortgage loans held for sale for the periods indicated:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (CPR)	18.1% - 25.0%	18.6%	1.0% - 17.1%	14.2%
Discount rate	NM	6.5%	NM	3.3%
Default rate (CDR)	NM	1.0%	1.0% - 57.2%	2.2%
Portfolio Lending
The Portfolio Lending product is designed for larger investors with multiple properties. Specifically, these loans are useful for consolidating multiple rental property mortgages into a single loan. These loans have fixed coupons, with 5 and
10-year
balloon structures, as well as a
30-year
structure. This product is valued using a DCF model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of Portfolio Lending mortgage loans held for sale for the periods indicated:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (CPR)	0.0% - 22.1%	14.5%	0.0% - 14.5%	8.7%
Discount rate	NM	6.8%	NM	3.9%
Default rate (CDR)	NM	1.0%	1.0% - 54.0%	3.2%

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fix & Flip
The Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from
9-24
months. This product is valued using a DCF model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
MSRs
As of June 30, 2022 and December 31, 2021, the Company valued MSRs internally. The significant assumptions utilized to determine fair value are projected prepayments using the Public Securities Association Standard Prepayment Model, discount rates, and projected servicing costs that vary based on the loan type and delinquency. The Company classifies these valuations as Level 3 assets within the GAAP hierarchy since they are dependent on unobservable inputs.
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

The following tables summarize certain information regarding the servicing portfolio of retained MSRs for the periods indicated:

	June 30, 2022	December 31, 2021
Capitalization servicing rate	1.2%	1.1%
Capitalization servicing multiple	4.9	4.4
Weighted average servicing fee (in basis points)	25	25
The Company utilized the following weighted average assumptions in estimating the fair value of MSRs:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average prepayment speed (CPR)	0.1% - 12.3%	6.8%	0.0% - 12.8%	8.3%
Discount rate	NM	9.6%	NM	8.5%
Weighted average delinquency rate	0.8% - 4.6%	1.4%	0.8% - 14.3%	1.3%
The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions (in thousands):

	June 30, 2022
	Weighted Average Prepayment Speed	Discount Rate	Weighted Average Delinquency Rate
Impact on fair value of 10% adverse change	$(8,958)	$(15,042)	$(467)
Impact on fair value of 20% adverse change	$(17,439)	$(28,909)	$(934)

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
Derivative Assets and Liabilities
Some of the derivatives held by the Company are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract, therefore, these contracts are classified as Level 1 in the fair value hierarchy. The Company executes derivative contracts, including forward MBS commitments, To Be Announced Securities (“TBAs”), interest rate swaps, futures contracts, and loan purchase commitments (“LPCs”) as part of its overall risk management strategy related to its mortgage, reverse mortgage and commercial loan portfolios. The value of the LPCs is estimated using current market prices for HMBS and are considered Level 2 in the fair value hierarchy. TBAs are valued based on forward dealer marks from the Company’s approved counterparties and are considered Level 2 in the fair value hierarchy. The value of interest rate swaps and futures contracts is based on the exchange price or dealer market prices. The Company classifies interest rate swaps as Level 2 in the fair value hierarchy. The Company classifies futures contracts as Level 1 in the fair value hierarchy. The value of the forward MBS is based on forward prices with dealers in such securities or internally-developed third party models utilizing observable market inputs. The Company classifies forward MBS as Level 2 in the fair value hierarchy.
In addition, the Company enters into Interest Rate Lock Commitments (“IRLCs”) with prospective borrowers. Commitments to fund residential mortgage loans with potential borrowers are a binding agreement to lend funds at a specified interest rate within a specified period of time. The fair value of IRLCs is derived from the fair value of similar mortgage loans or bonds, which is based on observable market data. Changes to the fair value of IRLCs are recognized based on changes in interest rates, changes in the probability that the commitment will be exercised (pull through factor), and the passage of time. The expected net future cash flows related to the associated servicing of the loan are included in the fair value measurement of IRLCs. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. Given the unobservable nature of the pull through factor, IRLCs are classified as Level 3 in the fair value hierarchy. The pull through factor is considered to be a significant unobservable assumption.
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
The following table presents the weighted average significant unobservable inputs used in the fair value measurement of HMBS related obligations for the periods indicated:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	23.1%	NM	20.8%
Discount rate	NM	4.1%	NM	2.3%
Nonrecourse Debt, at Fair Value
Reverse Mortgage Loans
Outstanding notes issued that are securitized by nonrecourse debt are paid using the cash flows from the underlying reverse mortgage loans, which serve as collateral for the debt. The fair value of nonrecourse debt is estimated using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The significant unobservable inputs used in the measurement include borrower repayment rates and discount rates.
The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for prepayment and discount rates. The following table presents the weighted average significant unobservable assumptions used in the fair value measurements of nonrecourse debt for the periods indicated:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Performing/Nonperforming HECM securitizations
Weighted average remaining life (in years)	0.3 - 0.6	0.5	0.2 - 0.8	0.5
Conditional repayment rate	20.5% - 36.2%	26.3%	30.8% - 54.4%	43.5%
Discount rate	NM	6.3%	NM	2.3%
Securitized Non-Agency Reverse
Weighted average remaining life (in years)	0.6 - 10.5	4.0	1.0 - 2.3	1.6
Conditional repayment rate	7.6% - 37.4%	17.2%	18.4% - 35.9%	28.2%
Discount rate	NM	5.9%	NM	2.2%

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

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in months)	NM	5.3	NM	4.0
Weighted average prepayment speed (SMM)	NM	13.9%	NM	14.0%
Discount rate	NM	6.3%	NM	3.1%
Deferred Purchase Price Liabilities
Deferred purchase price liabilities are measured using a present value of future payments which considers various assumptions, including future loan origination volumes, projected earnings and discount rates. The significant unobservable assumption is the discount rate. As of June 30, 2022 and December 31, 2021, the Company utilized a discount rate of
 35% to value the deferred purchase price liabilities. As this value is largely based on unobservable inputs, the Company classifies this liability as Level 3 in the fair value hierarchy.
Tax Receivable Agreements (“TRA”) Obligation
The fair value of the TRA obligation resulting from the exchanges at the Business Combination Closing Date is derived through the use of a DCF model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, an assumed weighted average state and local income tax rate, and
a

20.4% and
 13.5% discount rate at June 30, 2022 and December 31, 2021
, respectively,
applied to future payments under the Tax Receivable Agreements. The Company classifies the TRA obligation as Level 3 in the fair value hierarchy.
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
The Company classifies the valuations of the nonrecourse MSR financing liability as Level 3 in the fair value disclosures.
The Company utilized the following weighted average assumptions in estimating the fair value of the outstanding nonrecourse MSR financing liability:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average prepayment speed (CPR)	1.0% - 7.2%	5.6%	2.0% - 11.0%	7.7%
Discount rate	9.6% - 11.6%	9.7%	8.1% - 10.1%	9.1%
Weighted average delinquency rate	NM	1.3%	NM	1.3%
Retained Bonds, at Fair Value
The retained bonds, at fair value, represents the U.S. Risk Retention Certificates, a 5% eligible vertical interest in the Company’s unconsolidated VIEs: HAWT 2021-INV1, HAWT 2021-INV2, and HAWT 2021-INV3. The beneficial interests retained consist of an interest in each class of securities issued by the Trust. Because of the nature of the valuation inputs and due to the lack of observable market prices or data the Company classifies retained bonds as Level 3 assets within the GAAP hierarchy. Quarterly, management obtains third party valuations to assess the reasonableness of the fair value calculations provided by the internal valuation model. The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of retained bonds for the period indicated:

	June 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	2.5 - 24.5	5.0	2.6 - 25.0	5.1
Discount rate	-10.0% - 11.7%	5.7%	1.9% - 8.2%	2.7%
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

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$10,882,441	$—	$—	$10,882,441
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	6,149,706	—	—	6,149,706
Fix & flip mortgage loans	451,056	—	—	451,056
Loans held for investment:
Reverse mortgage loans	949,551	—	—	949,551
Fix & flip mortgage loans	77,544	—	—	77,544
Agricultural loans	31,315	—	—	31,315
Loans held for sale:
Residential mortgage loans	996,345	—	959,472	36,873
SRL	195,615	—	—	195,615
Portfolio	37,634	—	—	37,634
MSRs	359,006	—	—	359,006
Derivative assets:
IRLCs and LPCs	14,126	—	129	13,997
Forward MBS and TBAs	4,258	—	4,258	—
Interest rate swaps and futures contracts	36,802	36,802	—	—
Other assets:
Investments	1,000	—	—	1,000
Retained bonds	46,593	—	—	46,593

Total assets	$20,232,992	$36,802	$963,859	$19,232,331

Liabilities
HMBS related obligations	$10,745,879	$—	$—	$10,745,879
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	6,447,238	—	—	6,447,238
Nonrecourse commercial loan financing liability	162,464	—	—	162,464
Nonrecourse MSR financing liability	142,382	—	—	142,382
Deferred purchase price liabilities:
Deferred purchase price liabilities	4,852	—	—	4,852
TRA obligation	13,925	—	—	13,925
Derivative liabilities:
Forward MBS and TBAs	7,530	—	7,530	—
Interest rate swaps and futures contracts	2,183	2,183	—	—
Warrant liability	2,301	2,301	—	—

Total liabilities	$17,528,754	$4,484	$7,530	$17,516,740

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$10,556,054	$—	$—	$10,556,054
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,823,301	—	—	5,823,301
Fix & flip mortgage loans	394,893	—	—	394,893
Loans held for investment:
Reverse mortgage loans	940,604	—	—	940,604
Fix & flip mortgage loans	62,933	—	—	62,933
Agricultural loans	27,791	—	—	27,791
Loans held for sale:
Residential mortgage loans	1,902,952	—	1,885,627	17,325
SRL	98,852	—	—	98,852
Portfolio	50,574	—	—	50,574
MSRs	427,942	—	—	427,942
Derivative assets:
IRLCs and LPCs	24,786	—	1,564	23,222
Forward MBS and TBAs	1,250	—	1,250	—
Interest rate swaps and futures contracts	22,834	22,834	—	—
Other assets:
Investments	6,000	—	—	6,000
Retained bonds	55,614	—	—	55,614

Total assets	$20,396,380	$22,834	$1,888,441	$18,485,105

Liabilities
HMBS related obligations	$10,422,358	$—	$—	$10,422,358
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	5,857,069	—	—	5,857,069
Nonrecourse commercial loan financing liability	111,738	—	—	111,738
Nonrecourse MSR financing liability	142,435	—	—	142,435
Deferred purchase price liabilities:
Deferred purchase price liabilities	12,852	—	—	12,852
TRA obligation	29,380	—	—	29,380
Derivative liabilities:
Forward MBS and TBAs	1,685	—	1,685	—
Interest rate swaps and futures contracts	24,993	24,993	—	—
Warrant liability	5,497	5,497	—	—

Total liabilities	$16,608,007	$30,490	$1,685	$16,575,832

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3, in thousands):

	Successor
	Assets
June 30, 2022	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSRs	Retained bonds	Investments

Beginning balance, March 31 , 2022	$11,891,142	$6,235,990	$229,045	$2,736	$426,102	$50,875	$6,000
Total gain or losses included in earnings	(34,147)	(257,874)	(4,163)	11,261	(12,671)	(3,020)	(5,000)
Purchases, settlements and transfers:
Purchases and additions, net	1,928,290	28,206	395,502	—	41,218	—	—
Sales and settlements	(671,743)	(573,913)	(353,460)	—	(95,643)	(1,262)	—
Transfers in/(out) between categories	(1,172,691)	1,168,353	3,198	—	—	—	—

Ending balance, June 30, 2022	$11,940,851	$6,600,762	$270,122	$13,997	$359,006	$46,593	$1,000

	Successor
	Liabilities
June 30, 2022	HMBS related obligations	Deferred purchase price liabilities	Nonrecourse debt in consolidated VIE trusts	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	TRA Liability

Beginning balance, March 31 , 2022	$(10,548,131)	$(7,852)	$(6,032,156)	$(127,640)	$(163,981)	$(29,380)
Total gains or losses included in earnings	93,095	—	116,701	(66)	(337)	15,455
Purchases, settlements and transfers:
Purchases and additions, net	(992,053)	—	(756,058)	(57,157)	(1,050)	—
Sales and settlements	701,210	3,000	224,275	22,399	22,986	—
Transfers in/(out) between categories	—	—	—	—	—	—

Ending balance, June 30, 2022	$(10,745,879)	$(4,852)	$(6,447,238)	$(162,464)	$(142,382)	$(13,925)

	Successor
	Assets
June 30, 2022	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSRs	Retained bonds	Investments

Beginning balance, December 31, 2021	$11,587,382	$6,218,194	$166,750	$23,222	$427,942	$55,614	$6,000
Total gain or losses included in earnings	(70,042)	(571,594)	(11,203)	(9,225)	39,697	(6,309)	(5,000)
Purchases, settlements and transfers:
Purchases and additions, net	3,776,445	58,548	791,522	—	94,662	—	—
Sales and settlements	(1,284,367)	(1,160,189)	(683,050)	—	(203,295)	(2,712)	—
Transfers in/(out) between categories	(2,068,567)	2,055,803	6,103	—	—	—	—

Ending balance, June 30, 2022	$11,940,851	$6,600,762	$270,122	$13,997	$359,006	$46,593	$1,000

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor
	Liabilities
June 30, 2022	HMBS related obligations	Deferred purchase price liabilities	Nonrecourse debt in consolidated VIE trusts	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	TRA Liability

Beginning balance, December 31, 2021	$(10,422,358)	$(12,852)	$(5,857,069)	$(111,738)	$(142,435)	$(29,380)
Total gain or losses included in earnings	178,677	—	222,041	188	(16,375)	15,455
Purchases, settlements and transfers:
Purchases and additions, net	(1,940,735)	—	(1,804,557)	(117,815)	(6,792)	—
Sales and settlements	1,438,537	8,000	992,347	66,901	23,220	—
Transfers in/(out) between categories	—	—	—	—	—	—

Ending balance, June 30, 2022	$(10,745,879)	$(4,852)	$(6,447,238)	$(162,464)	$(142,382)	$(13,925)

	Successor
	Assets
June 30, 2021	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSRs	Retained Bonds	Investments

Beginning balance, March 31, 2021	$11,171,736	$5,291,444	$135,681	$38,574	$267,364	$—	$9,470
Total gain or losses included in earnings	153,690	80,408	1,816	(3,066)	(26,536)	666	(3,470)
Purchases, settlements and transfers:
Purchases and additions, net	1,428,976	22,041	256,438	—	50,110	15,078	—
Sales and settlements	(615,958)	(522,141)	(275,956)	(25)	—	(73)	—
Transfers in/(out) between categories	(597,327)	552,869	42,909	—	—	—	—

Ending balance, June 30, 2021	$11,541,117	$5,424,621	$160,888	$35,483	$290,938	$15,671	$6,000

	Successor
	Liabilities
June 30, 2021	HMBS related obligations	Derivative liabilities	Deferred purchase price liabilities	Nonrecourse debt in VIE trusts	Nonrecourse MSR financing liability	TRA Liability

Beginning balance, March 31, 2021	$(9,926,132)	$(936)	$(3,214)	$(5,205,892)	$(22,051)	$—
Total gains or losses included in earnings	(44,651)	$—	(1,760)	(32,601)	4,123	(860)
Purchases, settlements and transfers:
Purchases and additions, net	(795,333)	—	(7,000)	(796,376)	(47,201)	(31,950)
Settlements	597,892	(175)	311	674,266	—	—

Ending balance, June 30, 2021	$(10,168,224)	$(1,111)	$(11,663)	$(5,360,603)	$(65,129)	$(32,810)

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	Assets
March 31, 2021	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSRs	Investments

Beginning balance, December 31, 2020	$10,659,984	$5,396,167	$152,854	$88,660	$180,684	$18,934
Total gain or losses included in earnings	132,499	(37,757)	2,764	(50,040)	20,349	(9,464)
Purchases, settlements and transfers:
Purchases and additions, net	1,143,109	21,064	175,551	—	74,978	—
Sales and settlements	(534,738)	(360,128)	(152,579)	(46)	(8,647)	—
Transfers in/(out) between categories	(229,118)	272,098	(42,909)	—	—	—

Ending balance, March 31, 2021	$11,171,736	$5,291,444	$135,681	$38,574	$267,364	$9,470

	Predecessor
	Liabilities
March 31, 2021	HMBS related obligations	Derivative liabilities	Deferred purchase price liability	Nonrecourse debt in VIE trusts	Nonrecourse MSR financing liability

Beginning balance, December 31, 2020	$(9,788,668)	$(1,084)	$(3,842)	$(5,257,754)	$(14,088)
Total gain or losses included in earnings	(41,434)	—	(29)	(30,770)	390
Purchases, settlements and transfers:
Purchases and additions, net	(602,172)	—	—	(575,668)	(8,353)
Sales and settlements	506,142	148	657	658,300

Ending balance, March 31, 2021	$(9,926,132)	$(936)	$(3,214)	$(5,205,892)	$(22,051)

Fair Value Option
The Company has elected to measure substantially all of its loans held for investment, loans held for sale, HMBS related obligations, and non-recourse debt at fair value under the fair value option provided for by ASC 825-10,
Financial Instruments-Overall.
The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company’s operational and risk management strategies. Presented in the tables below are the fair value and UPB, at June 30, 2022 and December 31, 2021, of financial assets and liabilities for which the Company has elected the fair value option (in thousands):

June 30, 2022	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$10,882,441	$10,468,472
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	6,149,706	6,053,167
Commercial mortgage loans	451,056	451,981
Loans held for investment:
Reverse mortgage loans	949,551	871,671
Commercial mortgage loans	108,859	108,322
Loans held for sale:
Residential mortgage loans	996,345	988,361
Commercial mortgage loans	233,249	239,108

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2022	Estimated Fair Value	Unpaid Principal Balance
Liabilities at fair value under the fair value option
HMBS related obligations	10,745,879	10,445,730
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	6,447,238	6,773,313
Nonrecourse MSR financing liability	142,382	142,382
Nonrecourse commercial loan financing liability	162,464	158,659

December 31, 2021	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$10,556,054	$9,849,835
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,823,301	5,165,479
Commercial mortgage loans	394,893	388,788
Loans held for investment:
Reverse mortgage loans	940,604	815,426
Commercial mortgage loans	90,724	89,267
Loans held for sale:
Residential mortgage loans	1,902,952	1,859,788
Commercial mortgage loans	149,426	145,463
Liabilities at fair value under the fair value option
HMBS related obligations	10,422,358	9,849,835
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	5,857,069	5,709,946
Nonrecourse MSR financing liability	142,435	142,435
Nonrecourse commercial loan financing liability	111,738	107,744
Net fair value gains on loans and related obligations
Provided in the table below is a summary of the components of net fair value gains on loans and related obligations (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Net fair value gains (losses) on loans and related obligations:
Interest income on commercial and reverse loans	$189,760	$353,454	$173,940	$160,568
Change in fair value of loans	(469,818)	(977,145)	84,983	(51,346)

Net fair value gains (losses) on loans	(280,058)	(623,691)	258,923	109,222

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Interest expense on HMBS and nonrecourse obligations	(124,603)	(231,246)	(113,474)	(119,201)
Change in fair value of derivatives	99,928	265,507	(46,478)	43,972
Change in fair value of related obligations	306,346	601,478	32,180	42,670

Net fair value gains (losses) on related obligations	281,671	635,739	(127,772)	(32,559)

Net fair value gains (losses) on loans and related obligations	$1,613	$12,048	$131,151	$76,663

As the cash flows on the underlying mortgage loans will be utilized to settle the outstanding obligations, the Company’s own credit risk would not impact the fair value on the outstanding HMBS liabilities and nonrecourse debt.
Fair Value of Other Financial Instruments
As of June 30, 2022 and December 31, 2021, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash and cash equivalents including restricted cash, servicer advances, and other financing lines of credit, the carrying value approximates fair value due to the short-term nature of such instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 3 inputs, with the exception of cash and cash equivalents including restricted cash, which are Level 1 inputs.

5.	Reverse Mortgage Portfolio Composition
The table below summarizes the composition and the remaining UPB (in thousands) of the reverse mortgage loan portfolio serviced by the Company:

	June 30, 2022	December 31, 2021
Reverse mortgage loans:
Reverse mortgage loans held for investment, subject to HMBS related obligations	$10,468,472	$9,849,835

Reverse mortgage loans held for investment:
Non-agency reverse mortgages	534,866	432,144
Loans not securitized (1)	230,346	266,723
Unpoolable loans (2)	97,939	104,551
Unpoolable tails	8,520	12,008

Total reverse mortgage loans held for investment	871,671	815,426

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	June 30, 2022	December 31, 2021
Reverse mortgage loans held for investment, subject to nonrecourse debt:
Performing HECM buyouts	291,633	289,089
Nonperforming HECM buyouts	603,189	590,729
Non-agency reverse mortgages	5,158,345	4,285,661

Total reverse mortgage loans held for investment, subject to nonrecourse debt	6,053,167	5,165,479

Total owned reverse mortgage portfolio	17,393,310	15,830,740
Loans reclassified as government guaranteed receivable	63,402	48,625
Loans serviced for others	13,569	17,840

Total serviced reverse mortgage loan portfolio	$17,470,281	$15,897,205

(1)	Loans not securitized represent primarily newly originated loans .
(2)	Unpoolable loans represent primarily loans that have reached 98% of their MCA .
The table below summarizes the reverse mortgage portfolio owned by the Company by product type (in thousands):

	June 30, 2022	December 31, 2021
Fixed rate loans	$5,891,343	$5,384,865
Adjustable rate loans	11,501,967	10,445,875

Total owned reverse mortgage portfolio	$17,393,310	$15,830,740

As of June 30, 2022 and December 31, 2021, there were $546.9 million and $599.1 million, respectively, of foreclosure proceedings in process, which are included in loans held for investment, at fair value, on the Condensed Consolidated Statements of Financial Condition.

6.	Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
Loans held for investment, subject to HMBS related obligations, at fair value, consisted of the following for the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Loans held for investment, subject to HMBS related obligations—UPB	$10,468,472	$9,849,835
Fair value adjustments	413,969	706,219

Total loans held for investment, subject to HMBS related obligations, at fair value	$10,882,441	$10,556,054

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Loans held for investment, subject to nonrecourse debt, at fair value, consisted of the following for the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Loans held for investment, subject to nonrecourse debt—UPB:
Reverse mortgage loans	$6,053,167	$5,165,479
Commercial mortgage loans	451,981	388,788
Fair value adjustments	95,614	663,927

Total loans held for investment, subject to nonrecourse debt, at fair value	$6,600,762	$6,218,194

The table below shows the total amount of loans held for investment, subject to nonrecourse debt, that were greater than 90 days past due and on non-accrual status (in thousands):

	June 30, 2022	December 31, 2021
Loans 90 days or more past due and on non-accrual status
Fair value:
Commercial mortgage loans	$17,998	$26,081

Total fair value	17,998	26,081

Aggregate UPB:
Commercial mortgage loans	18,442	26,472

Total aggregate UPB	18,442	26,472

Difference	$(444)	$(391)

8.	Loans Held for Investment, at Fair Value
Loans held for investment, at fair value, consisted of the following for the dates indicated (in thousands
):

	June 30, 2022	December 31, 2021
Loans held for investment—UPB:
Reverse mortgage loans	$871,671	$815,426
Commercial mortgage loans	108,322	89,267
Fair value adjustments	78,417	126,635

Total loans held for investment, at fair value	$1,058,410	$1,031,328

As of June 30, 2022 and December 31, 2021, there were $2.5 million and $2.3 million, respectively, of commercial loans that were greater than 90 days past due.
As of June 30, 2022 and December 31, 2021, there were $857.8 million and $810.6 million, respectively, in loans held for investment, at fair value, pledged as collateral for financing lines of credit.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Loans Held for Sale, at Fair Value
Loans held for sale, at fair value, consisted of the following for the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Loans held for sale—UPB:
Residential mortgage and home improvement loans	$988,361	$1,859,788
Commercial mortgage loans	239,108	145,463
Fair value adjustments	2,125	47,127

Total loans held for sale, at fair value	$1,229,594	$2,052,378

The table below shows the total amount of loans held for sale that were greater than 90 days past due and on non-accrual
status (in thousands):

	June 30, 2022	December 31, 2021
Loans 90 days or more past due and on non-accrual status
Fair value:
Residential mortgage and home improvement loans	$3,386	$3,195
Commercial mortgage loans	1,365	3,163

Total fair value	4,751	6,358

Aggregate UPB:
Residential mortgage loans	3,771	3,753
Commercial mortgage loans	1,361	3,323

Total aggregate UPB	5,132	7,076

Difference	$(381)	$(718)

The Company originates or purchases and sells loans in the secondary mortgage market without recourse for credit losses. However, the Company at times maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.
The table below shows a reconciliation of the changes in loans held for sale for the respective periods presented below (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Beginning balance	$1,709,357	$2,052,378	$2,140,361	$2,222,811
Originations/purchases/repurchases	4,598,116	10,087,003	7,109,958	8,569,575
Proceeds from sales	(5,139,542)	(11,012,321)	(7,405,296)	(8,878,131)
Loans acquired through business combinations	—	—	—	35,226
Net transfers from loans held for investment	(2,905)	—	17,494	—
Gain on loans held for sale, net	67,482	112,354	194,228	188,564
Net fair value gain (loss) on loans held for sale	(2,914)	(9,820)	797	2,316

Ending balance	$1,229,594	$1,229,594	$2,057,542	$2,140,361

4
4

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2022 and December 31, 2021, there were $1.1
billion
 and $2.0
billion
, respectively, in loans held for sale, at fair value pledged as collateral for financing lines of credit.

10.	Mortgage Servicing Rights, at Fair Value
The servicing portfolio associated with capitalized servicing rights consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Fannie Mae/Freddie Mac	$27,446,915	$37,079,995
Ginnie Mae	995,944	1,109,962
Private investors	1,051,790	1,109,459

Total UPB	$29,494,649	$39,299,416

Weighted average interest rate	3.32%	3.03%
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Beginning UPB	$34,058,558	$39,299,416	$26,675,358	$22,269,362
Originated MSRs	3,375,623	7,632,904	5,139,859	6,312,227
Purchased MSRs	—	—	5,537	866,806
Sold MSRs	(7,123,286)	(15,492,020)	—	(1,090,267)
Portfolio runoff	(524,107)	(1,329,775)	(987,056)	(1,488,977)
Other	(292,139)	(615,876)	(241,511)	(193,793)

Ending UPB	$29,494,649	$29,494,649	$30,592,187	$26,675,358

The activity in the MSRs asset consisted of the following (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Beginning balance	$426,102	$427,942	$267,364	$180,684
Originations	41,218	94,662	50,049	65,964
Purchases	—	—	61	9,014
Sales	(95,643)	(203,295)	—	(8,647)
Changes in fair value due to:
Changes in market inputs or assumptions used in valuation model	(2,570)	61,320	(16,051)	35,109
Changes in fair value due to portfolio runoff and other	(10,101)	(21,623)	(10,485)	(14,760)

Ending balance	$359,006	$359,006	$290,938	$267,364

The value of MSRs is driven by the net cash flows associated with servicing activities. The cash flows include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The fees were $13.1 million, $27.4 million, and $13.7 million for the Successor three months ended June 30, 2022, six months

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

ended June 30, 2022, and three months ended June 30, 2021, respectively; and
 $13.0
million for the Predecessor three months ended March 31, 2021. These fees and chan ges in fair value of the MSRs are recorded within fee income on the Condensed Consolidated Statements of Operations (Unaudited). As of June 30, 2022 and
December 31
, 2
021, there were
 $143.4 million and $142.4
million, respectively, in MSRs, at fair value, pledged as collateral for nonrecourse debt.
The following table provides a summary of the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total UPB of the portfolio:

	June 30, 2022		December 31, 2021
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio delinquency
30 days	0.5%	0.5%	0.4%	0.3%
60 days	0.1%	0.1%	0.1%	0.0%
90 or more days	0.3%	0.3%	0.1%	0.1%

Total	0.9%	0.9%	0.6%	0.4%

Foreclosure/real estate owned	0.0%	0.0%	0.0%	0.0%

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

The Company did not have any derivative instruments designated as hedging instruments or subject to master netting and collateral agreements as of June 30, 2022 and December 31, 2021.
The following tables summarize the fair value and notional amount of derivative instruments (in thousands):

	June 30, 2022
	Derivative assets		Derivative liabilities
	Fair value	Notional amount	Fair value	Notional amount
IRLCs and LPCs	$14,126	$1,315,810	$—	$—
Forward MBS and TBAs	4,258	696,000	7,530	694,500
Interest rate swaps and futures contracts	36,802	1,369,300	2,183	504,300

Total fair value and notional amount	$55,186	$3,381,110	$9,713	$1,198,800

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Derivative assets		Derivative liabilities
	Fair value	Notional amount	Fair value	Notional amount
IRLCs and LPCs	$24,786	$2,095,238	$—	$—
Forward MBS and TBAs	1,250	948,000	1,685	1,515,000
Interest rate swaps and futures contracts	22,834	11,977,300	24,993	12,193,100

Total fair value and notional amount	$48,870	$15,020,538	$26,678	$13,708,100

The follow table details the gains/(losses) on derivative instruments (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
Derivative activity	Successor			Predecessor
IRLCs and LPCs	$10,017	$(10,660)	$(3,536)	$(49,557)
Forward MBS and TBAs	94,350	210,967	(40,289)	113,331
Interest rate swaps and futures contracts	67,814	239,543	(37,383)	43,935
The Company is exposed to risk in the event of nonperformance by counterparties in their derivative contracts. In general, the Company manages such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount of exposure and/or dispersing the risk among multiple counterparties. While the Company does not presently have master netting arrangements with its derivative counterparties, it does either maintain or deposit cash as margin collateral with its counterparties to the extent the relative value of its derivatives are above or below their initial strike price. The Company held collateral from its counterparties of $67.1 million as of June 30, 2022 and had provided collateral to its counterparties of $23.2 million as of December 31, 2021. Margin collateral is included in other assets, net, when in a receivable position or in payables and other liabilities when in a payable position in the Company’s Condensed Consolidated Statements of Financial
Condition.

12.	HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Ginnie Mae loan pools—UPB	$10,445,730	$9,849,835
Fair value adjustments	300,149	572,523

Total HMBS related obligations, at fair value	$10,745,879	$10,422,358

Weighted average remaining life (in years)	4.1	4.6
Weighted average interest rate	3.3%	2.5%
HMBS related obligations represent the issuance of pools of HMBS, which are guaranteed by GNMA, to third party security holders. The Company accounts for the transfers of these advances in the related HECM loans as secured borrowings, retaining the initial HECM loans in the Condensed Consolidated Statements of Financial Condition as loans held for investment, subject to HMBS related obligations, at fair value, and recording the pooled HMBS as HMBS related obligations, at fair value. Monthly cash flows generated from the HECM loans are used to service the outstanding HMBS.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company was servicing 1,941 and 1,849 Ginnie Mae loan pools at June 30, 2022 and December 31, 2021, respectively.

13.	Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date	Interest Rate	Original Issue Amount	June 30, 2022	December 31, 2021
Securitization of performing / nonperforming HECM loans	July 2020 - February 2022	July 2030 - February 2032	0.88% - 9.32%	$1,805,528	$929,541	$922,970
Securitization of non-agency reverse loans	May 2018 - February 2022	May 2023 - November 2069	1.25% - 4.50%	7,205,543	5,575,261	4,630,203
Securitization of Fix & Flip loans	April 2021	November 2024 - May 2025	2.10% - 5.40%	$268,511	268,511	268,511

Total consolidated VIE nonrecourse debt UPB					6,773,313	5,821,684
Nonrecourse MSR financing liability, at fair value					142,382	142,435
Nonrecourse commercial loan financing liability (1)					158,659	107,744
Fair value adjustments					(322,270)	39,379

Total nonrecourse debt, at fair value					$6,752,084	$6,111,242

(1)
Nonrecourse commercial loan financing liability is comprised of the balance of the nonrecourse debt for the applicable period associated with the CAPT securitization. As the CAPT securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt is accounted for by FoA and presented separately from the other nonrecourse debts. Refer to Note 3 - Variable Interest Entities and Securitizations for additional information.

Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of June 30, 2022, estimated maturities for nonrecourse debt, at fair value, for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities (1)
2022	$851,396
2023	2,925,814
2024	2,440,206
2025	714,556
Thereafter	—

Total payments on nonrecourse debt	$6,931,972

(1)
Nonrecourse MSR financing liability is excluded from this balance, because the timing of the payments of the nonrecourse MSR financing liability is dependent on the payments received on the underlying MSRs, and no contractual maturity date is applicable.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

14.	Other Financing Lines of Credit
The following summarizes the components of other financing lines of credit (in thousands)
:

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity (1)	June 30, 2022	December 31, 2021
Mortgage Lines:
August 2022 - June 2023	LIBOR / SOFR + applicable margin	First Lien Mortgages	$2,875,000	$945,532	$1,802,348
March 2026	Ameribor + applicable margin	MSRs	150,000	120,209	138,524
August 2022 - September 2022	SOFR + applicable margin	Mortgage Related Assets	40,821	40,821	55,666

Subtotal mortgage lines of credit			$3,065,821	$1,106,562	$1,996,538

Reverse Lines:
August 2022 - June 2023	LIBOR / SOFR + applicable margin	First Lien Mortgages	$1,450,000	$773,871	$714,013
July 2022 - September 2022	Bond accrual rate + applicable margin	Mortgage Related Assets	330,000	293,345	297,893
September 2022	LIBOR + applicable margin	MSRs	90,000	42,325	78,952
May 2023	Prime + .50%; 6% floor	Unsecuritized Tails	51,877	43,376	38,544

Subtotal reverse lines of credit			$1,921,877	$1,152,917	$1,129,402

Commercial Lines:
August 2022	LIBOR + applicable margin	Encumbered Agricultural Loans	$75,000	$22,221	$25,127
April 2023 - January 2024	LIBOR / SOFR + applicable margin	First Lien Mortgages	407,500	272,690	167,159
August 2022	10%	Second Lien Mortgages	45,000	38,900	24,175
N/A	LIBOR + applicable margin	Mortgage Related Assets	—	—	5,041

Subtotal commercial lines of credit			$527,500	$333,811	$221,502

Total other financing lines of credit			$5,515,198	$2,593,290	$3,347,442
(1)
Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of June 30, 2022.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2022 and December 31, 2021, the weighted average outstanding interest rates on outstanding financing lines of credit of the Company were 3.03% and 2.75%, respectively.
The Company’s financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability.
As of June 30, 2022, the Company was in compliance with its financial covenants related to required liquidity reserves. With respect to certain financial covenants related to required profitability, debt service coverage ratio and tangible net worth amounts, the Company obtained financial covenant waivers or amendments to such financial covenants effective as of June 30, 2022 in order to avoid breaching such financial covenants.
The terms of the Company’s financing arrangements and credit facilities contain covenants, and the terms of the Company’s GSE/
seller servicer contracts contain requirements that may restrict the Company and its subsidiaries from paying distributions to its members. These restrictions include restrictions on paying distributions whenever the payment of such distributions would cause FoA or its subsidiaries to no longer be in compliance with any of its financial covenants or GSE requirements. Further, the Company is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the Company (with certain exceptions) exceed the fair value of its assets. Subsidiaries of the Company are generally subject to similar legal limitations on their ability to make distributions to FoA.
As of June 30, 2022, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	June 30, 2022	Maximum Allowable Distribution (1)

FAM
Adjusted Tangible Net Worth (2)	$225,000	$227,279	$2,279
Liquidity	55,000	60,080	5,080
Leverage Ratio	13:1	8.7:1	75,388

Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement) (3)	$225,805	$227,278	$1,473
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement) (3)	128,988	227,278	98,290
FAR
Adjusted Tangible Net Worth (2)	$300,000	$361,029	$61,029
Liquidity	64,423	122,674	58,251
Leverage Ratio	6:1	4.2:1	106,461

(1)	The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary.
(2)	This amount is based on the most restrictive financing line of credit covenant.
(3)	This amount is the covenant calculation specific to FNMA.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2021, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	December 31, 2021	Maximum Allowable Distribution (1)
FAM
Adjusted Tangible Net Worth (2)	$150,000	$180,032	$30,032
Liquidity	40,000	43,734	3,734
Leverage Ratio	15:1	13.9:1	12,154
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement) (3)	$150,539	$214,979	$64,440
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement) (3)	114,830	214,979	100,149
FACo
Adjusted Tangible Net Worth	$85,000	$87,350	$2,350
Liquidity	20,000	32,728	12,728
Leverage Ratio	6:1	2.8:1	46,895
FAR
Adjusted Tangible Net Worth	$417,826	$527,443	$109,617
Liquidity	20,000	23,845	3,845
Leverage Ratio	6:1	2.9:1	264,134

(1)	The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary.
(2)	This amount is based on the most restrictive financing line of credit covenant.
(3)	This amount is the covenant calculation specific to FNMA.

15.	Litigation
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
As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company establishes an accrued liability and records a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain matters, the Company may consider a loss to be probable but cannot calculate a precise estimate of losses. For these matters, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter.

Finance of America Companies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2022, there were no matters that the Company considered to be probable or reasonably possible for which they could estimate losses or a reasonable range of estimated losses.
The Company is a defendant in four representative lawsuits alleging violations of the California Labor Code and brought pursuant to the California Private Attorneys General Act (“PAGA”). The cases have been coordinated and were stayed pending a ruling by the Supreme Court of the United States in Viking River Cruises, Inc. v. Moriana (“the Moriana opinion”). Since the Moriana opinion was issued, the court lifted the stay to allow the Company to file Motions to Compel Arbitration. On July 15, 2022, one of the four plaintiffs requested to voluntarily dismiss her lawsuit. Due to the unpredictable nature of litigation, generally, and the wide discretion afforded the Court in awarding civil penalties in PAGA actions, the outcome of these matters cannot be presently determined, and a range of possible losses cannot be reasonably estimated. Although the actions are being vigorously defended, the Company could, in the future, incur judgments or enter into settlements of claims that could have a negative effect on its results of operations in any particular period.
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were
$1.7 million,
$2.6 million, and $3.6 million for the
Successor three
and
six months ended June 30, 2022 and three months ended June 30, 2021, respectively; and $4.2 million for the Predecessor three months ended March 31, 2021. These expenses are included in general and administrative expenses in the Condensed Consolidated Statements of Operations (Unaudited).

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

16.	Commitments and Contingencies
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
Unfunded Commitments
The Company is required to fund further borrower advances (where the borrower has not fully drawn down the HECM, non-agency reverse mortgage, fix & flip, or agricultural loan proceeds available) and fund the payment of the borrower’s obligation to pay FHA monthly insurance premiums.
The outstanding unfunded commitments available to borrowers related to agency and non-agency
reverse mortgage loans were approximately $2.9 billion as of June 30, 2022, compared to $2.6 billion as of December 31, 2021. The outstanding unfunded commitments available to borrowers related to fix & flip loans were approximately $123.2 million and $94.9 million as of June 30, 2022 and December 31, 2021, respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit.

The outstanding unfunded commitments available to borrowers related to agricultural loans were approximately $56.5 million and $78.5 million as of June 30, 2022 and December 31, 2021, respectively.
The Company also has commitments to purchase and sell loans totaling $4.0 million and $112.3 million, respectively, as of June 30, 2022, compared to $47.3 million and $0, respectively, as of December 31, 2021.
Mandatory Repurchase Obligation
The Company is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the Maximum Claim Amount (“MCA”). Performing repurchased loans are conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements. Loans are considered nonperforming upon events including, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance are not being paid.

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

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

17.	Business Segment Reporting
The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	For the three months ended June 30, 2022
	Successor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total

REVENUES
Gain on sale and other income from loans held for sale, net	$81,199	$—	$—	$(1,125)	$(4,740)	$75,334	$—	$(3,529)	$71,805
Net fair value gains on loans and related obligations	—	77,872	(3,980)	—	(72,249)	1,643	—	(30)	1,613
Fee income	18,086	2,123	16,659	58,148	1,198	96,214	—	(7,533)	88,681
Net interest income (expense)
Interest income	13,657	—	—	587	1,515	15,759	94	—	15,853
Interest expense	(9,758)	—	—	(51)	(20,287)	(30,096)	(6,738)	—	(36,834)

Net interest income (expense)	3,899	—	—	536	(18,772)	(14,337)	(6,644)	—	(20,981)

Total revenue	103,184	79,995	12,679	57,559	(94,563)	158,854	(6,644)	(11,092)	141,118
Total expenses	138,183	44,171	24,587	63,667	34,554	305,162	30,787	(10,936)	325,013
Other, net	—	38	164	814	37	1,053	13,923	156	15,132

Net (loss) income before taxes	$(34,999)	$35,862	$(11,744)	$(5,294)	$(129,080)	$(145,255)	$(23,508)	$—	$(168,763)

Depreciation and amortization	$1,615	$9,708	$522	$1,650	$106	$13,601	$3,180	$—	$16,781
Total assets	1,185,899	415,678	28,670	212,574	19,880,825	21,723,646	1,741,180	(1,728,600)	21,736,226

	For the six months ended June 30, 2022
	Successor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$193,120	$—	$—	$(914)	$6,187	$198,393	$—	$(8,236)	$190,157
Net fair value gains on loans and related obligations	—	183,627	(505)	—	(175,034)	8,088	—	3,960	12,048
Fee income	38,235	3,939	33,817	134,301	57,665	267,957	—	(21,671)	246,286
Net interest income (expense)						—
Interest income	26,229	—	—	747	2,562	29,538	188	—	29,726
Interest expense	(19,129)	—	—	(84)	(37,010)	(56,223)	(13,441)	—	(69,664)

Net interest income (expense)	7,100	—	—	663	(34,448)	(26,685)	(13,253)	—	(39,938)

Total revenue	238,455	187,566	33,312	134,050	(145,630)	447,753	(13,253)	(25,947)	408,553
Total expenses	294,966	87,350	47,674	134,423	69,265	633,678	66,768	(25,896)	674,550
Other, net	—	3,252	288	2,478	64	6,082	13,771	51	19,904

Net (loss) income before taxes	$(56,511)	$103,468	$(14,074)	$2,105	$(214,831)	$(179,843)	$(66,250)	$—	$(246,093)

									—
Depreciation and amortization	$4,435	$19,306	$1,036	$4,762	$197	$29,736	$3,689	$—	$33,425
Total assets	1,185,899	415,678	28,670	212,574	19,880,825	21,723,646	1,741,180	(1,728,600)	21,736,226

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	For the three months ended June 30, 2021
	Successor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	185,386	—	—	—	7,748	$193,134	$—	$(5,557)	$187,577
Net fair value gains on loans and related obligations	—	94,536	10,822	—	11,223	116,581	—	14,570	131,151
Fee income	30,345	954	12,124	81,130	3,577	128,130	—	(37,266)	90,864
Net interest income (expense)
Interest income	12,837	—	—	29	187	13,053	107	(9)	13,151
Interest expense	(10,861)	(9)	—	(44)	(16,038)	(26,952)	(6,674)		(33,626)
Net interest income (expense)	1,976	(9)	—	(15)	(15,851)	(13,899)	(6,567)	(9)	(20,475)

Total revenue	217,707	95,481	22,946	81,115	6,697	423,946	(6,567)	(28,262)	389,117
Total expenses	224,191	42,246	20,049	73,317	33,190	392,993	36,021	(28,262)	400,752
Other, net	—	104	140	83	(245)	82	(2,185)	—	(2,103)

Net (loss) income before taxes	$(6,484)	$53,339	$3,037	$7,881	$(26,738)	$31,035	$(44,773)	$—	$(13,738)

									—
Depreciation and amortization	$1,433	$(151)	$127	$2,818	$(107)	$4,120	$12,342	$—	$16,462
Total assets	2,994,779	768,229	109,434	336,687	17,996,903	$22,206,032	2,115,780	(2,093,874)	$22,227,938

	For the three months ended March 31, 2021
	Predecessor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$286,481	$—	$—	$—	$5,065	$291,546	$—	$(212)	$291,334
Net fair value gains on loans and related obligations	—	68,449	5,431	—	2,750	76,630	—	33	76,663
Fee income	32,731	524	8,930	76,383	36,191	154,759	—	6,612	161,371
Net interest income (expense)
Interest income	12,483	—	—	28	138	12,649	12	—	12,661
Interest expense	(11,592)	—	—	(64)	(14,954)	(26,610)	(7,756)	—	(34,366)

Net interest income (expense)	891	—	—	(36)	(14,816)	(13,961)	(7,744)	—	(21,705)

Total revenue	320,103	68,973	14,361	76,347	29,190	508,974	(7,744)	6,433	507,663
Total expenses	224,246	23,693	13,391	62,970	24,406	348,706	18,683	5,925	373,314
Other, net	—	34	149	2	895	1,080	(9,464)	(508)	(8,892)

Net income (loss) before taxes	$95,857	$45,314	$1,119	$13,379	$5,679	$161,348	$(35,891)	$—	$125,457

Depreciation and amortization	$1,423	$151	$125	$1,268	$146	$3,113	$371	$—	$3,484
Total assets	2,425,529	35,861	82,375	125,317	17,378,088	20,047,170	379,562	(326,313)	20,100,419

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

18.	Liquidity and Capital Requirements
FAM
In addition to the covenant requirements of FAM mentioned in Note 14—Other Financing Lines of Credit, FAM is subject to various regulatory capital requirements administered by HUD as a result of their mortgage origination and servicing activities. HUD governs non-supervised, direct endorsement mortgagees, and Ginnie Mae, FNMA, and FHLMC, which sponsor programs that govern a significant portion of FAM’s mortgage loans sold and servicing activities. Additionally, FAM is required to maintain minimum net worth requirements for many of the states in which it sells and services loans. Each state has its own minimum net worth requirement; however, none of the state requirements are material to the Company’s Condensed Consolidated Financial Statements (Unaudited).
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
Among FAM’s
various capital requirements related to its outstanding mortgage origination and servicing agreements, the most restrictive of these requires FAM to maintain a minimum adjusted net worth balance as of the end of the most recent fiscal quarter of $149.7 million as of June 30, 2022. FAM’s adjusted net worth was $233.1 million as of June 30, 2022. FAM is also subject to requirements related to material declines in quarterly and two consecutive quarter tangible net worth. As of June 30, 2022, FAM was in compliance with these covenants.
In addition, FAM is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAM throughout the year. FAM is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of June 30, 2022, FAM was in compliance with applicable requirements.
FAR
As an issuer of HMBS, FAR is required by Ginnie Mae to maintain minimum net worth, liquidity
,
and capitalization levels as well as minimum insurance levels.
The net worth required is $5.0 million plus 1% of FAR’s commitment authority from Ginnie Mae. The liquidity requirement is for 20% of FAR’s required net worth to be in the form of cash or cash equivalent assets. FAR is required to maintain a ratio of 6% of net worth to total assets.
As of June 30, 2022, FAR was in compliance with the minimum net worth, liquidity, capitalization levels
,
and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $110.5 million as of June 30, 2022. FAR’s actual net worth calculated based on Ginnie Mae guidance was $342.8 million as of June 30, 2022. The minimum liquidity required of FAR by Ginnie Mae was $22.1 million as of June 30, 2022. FAR’s actual cash and cash equivalents were $121.9 million as of June 30, 2022. FAR’s actual

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

ratio of net worth to total assets was below the Ginnie Mae requirement; however, FAR received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, the Company was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of June 30, 2022, FAR was in compliance with applicable requirements.
Incenter
Incenter Securities Group LLC (“ISG”), one of the operating subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules and Financial Industry Regulatory Authority (“FINRA”) rules and guidance. Applicable laws and regulations, among other things, restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, ISG is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. ISG is subject to the SEC’s Uniform Net Capital Rule (SEC Rule
15c3-1),
which requires the maintenance of minimum net capital. ISG computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $0.3 million. As of June 30, 2022, ISG met the minimum net capital requirement amounts and was, therefore, in compliance.
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
Agents National Title Insurance Company (“ANTIC”), an operating subsidiary of Incenter, has additional capital requirements. The State of Missouri and State of Alabama require domestic title insurance underwriters maintain minimum capital and surplus of $1.6 million and $0.2 million, respectively. Failure to comply with these provisions may result in various actions up to and including surrender of the certificate of authority. Additionally, in October 2019, ANTIC entered into a capital maintenance agreement in conjunction with the approval for the certificate of authority for California. This agreement requires ANTIC to maintain a minimum of $8.0 million in policyholder surplus. If ANTIC falls below this requirement in any given quarter, Incenter must contribute cash, cash equivalents securities or other instruments to bring ANTIC in compliance. The Company’s insurance company subsidiaries met the existing minimum statutory capital and surplus requirements as of June 30, 2022.
ANTIC is also required to maintain bonds, certificates of deposit and interest bearing accounts in accordance with applicable state regulatory requirements. The total requirement was $4.0 million across all states as of June 30, 2022. The Company was in compliance with these requirements as of
June 30, 2022.

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
 and
mature in January 2023. There were no
amounts outstanding and an immaterial amount of interest paid on these notes during the Successor three and six months ended June 30, 2022, three months ended June 30, 2021, and the Predecessor three months ended March 31, 2021.
Agricultural Loans
In 2019, the Company entered into an Amended and Restated Limited Liability Company Agreement with FarmOp Capital Holdings, LLC (“FarmOps”) in which the Company acquired an equity investment in FarmOps. Subsequent to this agreement, the Company agreed to purchase originated agricultural loans from FarmOps. The Company purchased agricultural loans and had total funded draw amounts of
$32.6 million and $44.8
million, respectively, for the Successor three months ended June 30, 2022, and $105.9 million and $133.5 million for the six months ended June 30, 2022. The Company purchased agricultural loans and had total funded draw amounts of
$46.3 million and $53.4
million, respectively, during the three months ended June 30, 2021, and $83.0 million and $82.1 million, for the Predecessor three months ended March 31, 2021.
The Company had promissory notes outstanding with FarmOps of $4.3 million and $4.1 million, including accrued interest, as of June 30, 2022 and December 31, 2021, respectively.

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
As of June 30, 2022 and December 31, 2021, the Company had an outstanding advance of $153.1 million and $115.4 million, respectively, against this commitment for the purchase of MSRs with a fair value of $153.4 million and $155.1 million, respectively.
Senior Notes
Related parties of FoA purchased notes in the high-yield debt offering in November 2020 in an aggregate principal amount of $135.0 million.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

20.	Income Taxes
The components of income tax expense (benefit) were as follows:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Net income (loss) before income taxes	$(168,763)	$(246,093)	$(13,738)	$125,457
Provision (benefit) for income taxes	(940)	(14,275)	1,086	1,137
Effective tax provision rate	0.56%	5.80%	(7.91)%	0.91%

The Company’s effective tax rate for the three and six months ended June 30, 2022 differs from the U.S.’s statutory rate primarily due to anticipated state statutory income tax rates as well as the projected mix of earnings or loss attributable to the noncontrolling interest not allocable to FoA. Prior to the Business Combination, FoA Equity operated as a U.S. Partnership which, generally, are not subject to U.S. federal and state income taxes.

After the Business Combination, FoA is taxed as a corporation and is subject to U.S. federal, state and local taxes on the income allocated to it from FoA Equity, based upon FoA’s economic interest in FoA Equity, as well as any stand-alone income it generates. FoA Equity and its disregarded subsidiaries are treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, FoA Equity is not subject to U.S. federal and certain state and local income taxes. FoA Equity’s members, including FoA, are liable for U.S. federal, state and local income taxes based on their allocable share of FoA Equity’s pass-through taxable income.

FoA Equity wholly owns certain regarded corporate subsidiaries for tax purposes. FoA Equity’s regarded corporate subsidiaries are subject to U.S. federal, state and local taxes on income they generate. As such, the consolidated tax provision of FoA includes corporate taxes that it incurs based on its flow-through income from FoA Equity as well as its allocable portion of corporate taxes that are incurred by its regarded subsidiaries.

The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations.

The Company recognizes uncertain income tax positions when it is not more-likely-than-not a tax position will be sustained upon examination. As of June 30, 2022, the Company has recognized uncertain tax positions related to positions taken at FoA and lower tier subsidiaries. There were no significant changes to the Company’s uncertain tax positions for the current period. If necessary, the Company accrues interest and penalties related to uncertain tax positions as a component of the income tax provision.
No
interest or penalties were recognized in income tax expense for the Successor three and six months ended June 30, 2022, three months ended June 30, 2021, or the Predecessor three months ended March 31, 2021. Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2017 or prior.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

21.	Earnings Per Share
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
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings per share for the Successor periods (in thousands, except share data and per share amounts):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Basic net earnings (loss) per share:
Numerator
Net loss	$(167,823)	$(231,818)	$(14,824)	N/A
Less: loss attributable to noncontrolling interest (1)	(127,143)	(182,645)	(17,089)	N/A

Net income (loss) attributable to holders of Class A Common Stock—basic	$(40,680)	$(49,173)	$2,265	N/A

Denominator
Weighted average shares of Class A Common Stock outstanding—basic	62,379,041	61,580,900	59,881,714	N/A

Basic net earnings (loss) per share	$(0.65)	$(0.80)	$0.04	N/A

(1)
The Class A LLC Units of FoA Equity, held by the Continuing Unitholders, which comprise the noncontrolling interest in the Company, represents a participating security. Therefore, the numerator was adjusted to reduce net income by the amount of net income attributable to noncontrolling interest.

Additionally, the Class B Common Stock does not participate in earnings or losses of the Company and therefore is not a participating security. The Class B Common Stock has not been included in either the basic or diluted net income per share calculations.
Loss attributable to noncontrolling interest includes an allocation of expense related to the Amended and Restated Long-Term Incentive Plan (“A&R MLTIP”).

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Diluted net loss per share:
Numerator
Net income (loss) attributable to holders of Class A Common Stock	$(40,680)	$(49,173)	$2,265	N/A
Reallocation of net income (loss) assuming exchange of Class A LLC Units (1)	(90,293)	(139,756)	(12,001)	N/A

Net loss attributable to holders of Class A Common Stock—diluted	$(130,973)	$(188,929)	$(9,736)	N/A

Denominator
Weighted average shares of Class A Common Stock outstanding—basic	62,379,041	61,580,900	59,881,714	N/A
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock (2)	125,439,184	127,048,176	131,318,286	N/A

Weighted average shares of Class A Common Stock outstanding—diluted	187,818,225	188,629,076	191,200,000	N/A

Diluted net loss per share	$(0.70)	$(1.00)	$(0.05)	N/A

(1)
This adjustment assumes the after-tax elimination of noncontrolling interest due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA as of the beginning of the period following the if-converted method for calculating diluted net income (loss) per share.

Following the terms of the A&R LLC Agreement, the Class A LLC unitholders will bear approximately 85% of the cost of any vesting associated with the Replacement RSUs and Earnout Right RSUs prior to any distribution by the Company to such Class A LLC unitholders. The remaining compensation cost associated with the Replacement RSUs and Earnout Right RSUs will be born by FoA for the share attributable to Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., a Delaware limited partnership (“Blocker”). As a result of the application of the if-converted method in arriving at diluted net loss per share, the entirety of the compensation cost associated with vesting of the Replacement RSUs and Earnout Right RSUs is assumed to be included in the net loss attributable to holders of the Company’s Class A Common Stock.
(2)
The diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Continuing Unitholders, representing the noncontrolling interest, exchange their units on a one-for-one basis for shares of Class A Common Stock in FoA.

In addition to the Class A LLC Units, the Company also had RSUs outstanding during the Successor three and six months ended June 30, 2022. The effects of the RSUs following the treasury stock method have been excluded from the computation of diluted net loss per share given that the if-converted method was determined to be more dilutive.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

22.	Equity
Class A Common Stock
As of June 30, 2022 (Successor), there were 66,733,053 shares of Class A Common Stock outstanding, consisting of 62,474,553 shares issued and outstanding and 4,258,500 unvested shares that are subject to vesting and forfeiture. The 4,258,500 unvested shares of Class A Common Stock relate to the Sponsor Earnout. The 4,258,500 unvested shares of Class A Common Stock are not entitled to receive any dividends or other distributions, do not have any other economic rights until such shares are vested, and will not be entitled to receive back dividends or other distributions or any other form of economic
“catch-up”
once they become vested. The holders of the 62,474,553 issued and outstanding shares of Class A Common Stock represent the controlling interest of the Company.
Pursuant to the Exchange Agreement, the Continuing Unitholders may elect to exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. For the three months ended June 30, 2022,
i
n connection with FoA’s settlement of restricted stock units into shares of Class A Common Stock and pursuant to the A&R MLTIP, these equity holders delivered shares of Class A Common Stock and Class A LLC Units to the Company in satisfaction of such settlement. This delivery of shares of Class A Common Stock and Class A LLC Units to the Company offset the gross award of RSUs settled. The Company elected to retire 1,654,331 shares received offsetting RSUs withheld to fund employee payroll taxes and instead funded those taxes with operating cash. The future settlement of the Replacement RSUs and Earnout Rights outstanding as of June 30, 2022, will also be funded by the delivery of Class A Common Stock and Class A LLC Units from certain equity holders of FoA and FoA Equity pursuant to the A&R MLTIP.
Pursuant to the Exchange Agreement, the Continuing Unitholders may elect to exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. For the three months ended June 30, 2022, in connection with FoA’s settlement of the exchange of Class A LLC Units for shares of Class A Common Stock and pursuant to the Exchange Agreement, certain equity holders delivered 3,219,860

Class A LLC Units to the Company in exchange fo
r 3,219,860

shares of Class A Common Stock in satisfaction of such settlement.
Class B Common Stock
As of June 30, 2022, there are 15 shares of Class B Common Stock outstanding, all holders of which are Class A LLC Unit holders. The Class B Common Stock, par value $0.0001 per share, has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which shareholders of the Company are entitled to vote generally.
Class A LLC Units
In connection with the Business Combination, the Company, FoA Equity and the Continuing Unitholders entered into an Exchange Agreement. The Exchange Agreement sets forth the terms and conditions upon which holders of Class A LLC Units may exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one
basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Continuing Unitholders’ ownership of Class A LLC Units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Statements of Financial Condition. As of June 30, 2022, there were 187,888,060 Class A LLC Units outstanding. Of the 187,888,060 Class A LLC Units outstanding, 62,474,553 are held by the Class A Common Stock shareholders and 125,413,507 are held by the noncontrolling interest of the Company.

Finance of America Companies Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

As a result of the settlement of 93,455 Non-LTIP RSUs in the 2022 Successor period, the Company issued 93,455 shares of Class A Common Stock and issued the same amount of Class A LLC Units for the benefit of FoA.

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
Overview
Finance of America Companies Inc. is a customer focused, consumer and specialty lending platform that connects borrowers with investors. We offer a diverse set of high quality consumer loan products and distribute financial risk to investors for an up-front cash profit and often retain a future performance-based participation. We believe we have a differentiated, less volatile strategy than mono-line mortgage lenders who focus on originating interest rate sensitive traditional mortgages and retain significant portfolios of MSRs with large potential future advancing obligations. In addition to our profitable lending operations, we provide a variety of services to lenders through our Lender Services segment, which augments our lending profits with an attractive fee-oriented revenue stream. Our differentiated strategy is built upon a few key fundamental factors:

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

Today, we are principally focused on (1) residential mortgage loan products throughout the U.S., offering traditional mortgage loans, reverse mortgage loans, home improvement loans, and (2) business purpose loans to real estate investors. We have built a distribution network that allows our customers to interact with us through their preferred method: in person, via a broker or digitally. Our product offering diversity makes us resilient in varying rate and origination environments, and differentiates us from traditional mortgage lenders. Our Lender Services segment supports a range of financial institutions, including our lending companies, with services such as title insurance and settlement services, appraisal management, valuation and brokerage services, fulfillment services, and technology platforms for student and consumer loans. In addition to creating recurring third party revenue streams, these service business lines allow us to better serve our lending customers and maximize our revenue per lending transaction. Furthermore, our Portfolio Management segment provides structuring and product development expertise, allowing innovation and improved visibility of execution for our originations, as well as broker/dealer and institutional asset management capabilities. These capabilities allow us to complete profitable securitizations of our originated loans, including 2 securitizations during the Successor three months ended June 30, 2022 and 4 for the six months ended June 30, 2022. During 2021 there were 3 securitizations for the Successor period three months ended June 30, 2021 and 1 for the Predecessor three months ended March 31, 2021.
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

The Commercial Originations segment generates revenue and earnings in the form of net origination gains and origination fees earned on the successful origination of commercial mortgage loans.
Lender Services
Our Lender Services segment provides complementary business services around the residential mortgage, student lending, and commercial lending industries. These complementary services include but are not limited to title agency and title insurance services, MSR valuation and trade brokerage, transactional fulfillment services and appraisal management services to our retail customers. The team is primarily based in St. Paul, MN and Charlotte, NC. The segment also operates a foreign branch in the Philippines for transactional fulfillment and administrative support.

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
The retained assets are initially recorded to the portfolio at a designated fair-value-based transfer price, if originated by any of the Company’s origination segments (net origination gains recognized by the origination segments), or at the price purchased from external parties. Retained financial assets are adjusted to their current fair value on an ongoing basis.
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

•	demographic and housing stock trends which impact the addressable market size of mortgage, reverse and commercial loan originations;

•	movement of market yields required by investors, with widening of investor yields generally having negative impacts on fair value of our financial assets;

•	increases in loan modifications, delinquency rates, delinquency status and prepayment speeds; and

•
broad economic factors such as the strength and stability of the overall economy, including inflation, the unemployment level, and real estate values which have been substantially affected by the COVID-19 pandemic, further discussed below.

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
In the U.S., significant fiscal stimulus measures, monetary policy actions and other relief measures helped to moderate the negative economic impacts of COVID-19. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. In March 2021, the U.S. federal government passed a $1.9 trillion American Rescue Plan Act (“ARPA”), which together with the CARES Act and other fiscal stimulus measures enacted by the federal government, provided for, among other things, funding to state and local governments, direct payments to households, support for small businesses, renter assistance and funding for transport, airlines, healthcare and education. Monetary policy decisions included quantitative easing (such as a decrease in the benchmark interest rates) and the provision of liquidity to financial institutions and credit markets. Many of the federal, state and local government enacted measures which provided relief in the housing market, such as forbearance on mortgages, foreclosure and eviction, however, such relief measures have since lapsed or are set to lapse in 2022.
Further, in the recent months, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has shifted its monetary policies and scaled back certain of the measures it had initially put in place in response to the COVID-19 pandemic in an effort to combat inflationary pressures in the U.S. The combined disruptive impact of the COVID-19 pandemic and the conflict between Russia and the Ukraine has, among other things, caused global supply chain issues and oil and other commodity price increases. These global macroeconomic events (among others) have in turn contributed to significant increases in consumer prices in the U.S. The Consumer Price Index for All Urban Consumers (“CPI”), a widely followed inflation gauge published by the Bureau of Labor Statistics, increased 7.0% from December 2020 to December 2021, its highest rate in nearly forty (40) years. The CPI rose 9.1% in June 2022 compared with a year earlier. The general effects of inflation on the economy of the United States can be wide ranging, evidenced by rising wages and rising costs of consumer goods and necessities. On March 16, 2022, in an effort to tamp down inflationary pressures, the Federal Reserve increased interest rates for the first time since December 2018 and signaled future rate increases. Subsequently, the Federal Reserve increased rates again in May, June, and July 2022 to combat continued inflationary pressures. Additionally, the Federal Reserve has announced plans to decrease purchases of government and mortgage-related bonds. Volatility in market conditions, resulting from the foregoing events have caused and may continue to cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market and price transparency of real estate related or asset-backed assets.
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
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations may not be comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors that may impact the comparability of our results of operations in future periods.
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
Impact of Becoming a Public Company
We have incurred and expect to incur additional costs associated with operating as a public company. These costs include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and national securities exchanges, require public companies to implement specific corporate governance and reporting practices that are not applicable to a private company. These additional rules and regulations can significantly increase our legal, regulatory and financial compliance costs and make some activities more time-consuming and costly.
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
General and administrative expenses
General and administrative expenses primarily include loan origination expenses, loan portfolio expenses, professional fees, business development costs, communications and data processing costs, title and closing costs, depreciation and amortization, and other expenses.
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
Results of Operations
Overview
The following tables present selected financial data for the Successor three and six months ended June 30, 2022, three months ended June 30, 2021, and for the Predecessor three months ended March 31, 2021.

Consolidated Results
The following table summarizes our consolidated operating results for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Gain on sale and other income from loans held for sale, net	$71,805	$190,157	$187,577	$291,334
Net fair value gains on loans and related obligations	1,613	12,048	131,151	76,663
Fee income	88,681	246,286	90,864	161,371
Net interest expense	(20,981)	(39,938)	(20,475)	(21,705)

Total revenue	141,118	408,553	389,117	507,663

Total expenses	325,013	674,550	400,752	373,314
Other, net	15,132	19,904	(2,103)	(8,892)

NET INCOME (LOSS) BEFORE TAXES	$(168,763)	$(246,093)	$(13,738)	$125,457

Net fair value gains on loans and related obligations
Certain of our financial instruments are valued utilizing a process that combines the use of a DCF model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments is recorded as a gain or loss in net fair value gains on loans and related obligations on the Condensed Consolidated Statements of Operations (Unaudited).
The following table summarizes the components of net fair value gains on loans and related obligations for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Net origination gains	$73,892	$183,122	$105,358	$73,880
Net fair value gains (losses) from portfolio activity (1)	39,947	78,815	24,371	32,386
Net fair value gains (losses) from changes in market inputs or model assumptions	(112,226)	(249,889)	1,422	(29,603)

Net fair value gains (losses) on loans and related obligations	$1,613	$12,048	$131,151	$76,663

(1)	This line item includes realization of interest income and interest expense related to loans held for investment and securitization trusts, runoff, and portfolio amortization.
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
The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Interest income on commercial and reverse loans	$189,760	$353,454	173,940	$160,568
Interest expense on HMBS and nonrecourse obligations	(124,603)	(231,246)	(113,474)	(119,201)

Net interest margin included in net fair value gains on mortgage loans (1)	65,157	122,208	60,466	41,367

Interest income on mortgage loans held for sale	14,011	26,957	13,024	12,621
Interest expense on warehouse lines of credit	(29,983)	(56,048)	(26,908)	(26,546)
Non-funding debt interest expense	(6,738)	(13,441)	(6,644)	(7,756)
Other interest income	1,841	2,768	126	40
Other interest expense	(112)	(174)	(73)	(64)

Net interest expense	(20,981)	(39,938)	(20,475)	(21,705)

NET INTEREST MARGIN	$44,176	$82,270	$39,991	$19,662

(1)
Net interest margin included in fair value gains on mortgage loans includes interest income and expense on all commercial and reverse loans and their related nonrecourse obligations. Interest income on mortgage loans and warehouse lines of credit are classified in net interest expense. See Note 2—Summary of Significant Accounting Policies, within the consolidated financial statements in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2022 for additional information on the Company’s accounting related to commercial and reverse mortgage loans.

For the three months ended June 30, 2022 versus the three months ended June 30, 2021
Net income (loss) before taxes decreased $155.0 million or 1,128.4% primarily as a result of the following:

•
Gain on sale and other income from loans held for sale, net, decreased $115.8 million or 61.7% primarily as a result of lower volume and margin within our Mortgage Originations segment. Our Mortgage Originations segment had $3.8 billion in net rate lock volume for the three months ended June 30, 2022 compared to $6.7 billion for the comparable 2021 period, and mortgage origination margin of 2.14% for the three months ended June 30, 2022 compared to 2.78% for the comparable 2021 period. Gain on sale margins decreased primarily due to rate volatility and competitive pressure on margins in the 2022 period.

•
Net fair value gains on loans and related obligations decreased by $129.5 million or 98.8% primarily as a result of fair value losses from market inputs or model assumptions and lower net origination gains from our Reverse and Commercial Originations segments, partially offset by increases to fair value gains from normal portfolio activity. Fair value losses from changes in market inputs or model assumptions were $112.2 million for the three months ended June 30, 2022 primarily due to fair value adjustments related to increases in market discount rate assumptions driven by increases in interest rates and market yield assumptions. This compares to $1.4 million in fair value gains from changes in market inputs or model assumptions for the three months ended June 30, 2021. See Note 4 - Fair Value within the condensed consolidated financial statements for additional information on assumptions impacting the value of our loans held for investment. The Reverse and Commercial Originations segments recognized $73.9 million in net origination gains on originations of $2.1 billion of reverse and commercial mortgage loans for the three months ended June 30, 2022 compared to $105.4 million of net origination gains on $1.4 billion for the comparable 2021 period. The net origination gains from higher origination volume in the Reverse and Commercial Originations segments were offset by lower margin due to market value volatility during the three months ended June 30, 2022 that the Company was not immediately able to pass on to its customers.

•
Total expenses decreased $75.7 million or 18.9% due to lower salaries, benefits and related expenses partially offset by increased general and administrative expenses. Salaries, benefits and related expenses decreased by $80.4 million or 29.3% primarily as a result of our lower loan origination volumes during the three months ended June 30, 2022, partially offset by increases in general and administrative expenses related to the Business Combination.

For the six months ended June 30, 2022 (Successor) versus the six months ended June 30, 2021 (Successor and Predecessor)
Net income (loss) before taxes decreased $357.8 million or 320.3% primarily as a result of the following:

•
Gain on sale and other income from loans held for sale, net, decreased $288.8 million or 60.3% primarily as a result of lower Mortgage Originations segment revenue margin driven by lower origination volume and lower margins for the six months ended June 30, 2022 when compared to the 2021 period. Our margin on originated mortgage loans decreased to 2.12% for the six months ended June 30, 2022 compared to 3.13% for the comparable 2021 period. Our Mortgage Originations segment had $9.1 billion in net rate lock volume for the six months ended June 30, 2022 compared to $15.1 billion for the comparable 2021 period.

•
Net fair value gains on loans and related obligations decreased $195.8 million or 94.2% primarily as a result of fair value losses from market inputs or model assumptions, partially offset by growth in net origination gains from our Reverse and Commercial Originations segments. Fair value losses from changes in market inputs or model assumptions were $249.9 million for the six months ended June 30, 2022 primarily due to fair value adjustments related to increases in discount rates on securitized mortgage assets. This compares to $28.2 million in fair value losses from changes in market inputs or model assumptions for the six months ended June 30, 2021. See Note 4 - Fair Value within the consolidated financial statements for additional information on assumptions impacting the value of our loans held for investment. The Reverse and Commercial Originations segments recognized $183.1 million in net origination gains on originations of $4.2 billion of reverse and commercial mortgage loans for the six months ended June 30, 2022 compared to $179.2 million in net origination gains on $2.5 billion for the comparable 2021 period. The net origination gains from higher origination volume in the Reverse and Commercial Originations segments were offset by lower margin due to market value volatility during the six months ended June 30, 2022 that the Company was not immediately able to pass on to its customers.

•
Total expenses decreased $99.5 million or 12.9% due to lower salaries, benefits and related expenses combined with increased general and administrative expenses primarily as a result of our lower loan origination volumes during the six months ended June 30, 2022, partially offset by overall enterprise growth and general and administrative expenses related to the Business Combination.

SEGMENT RESULTS
Revenue generated on inter-segment services performed are valued based on estimated market value. Revenue and fees are directly allocated to their respective segments at the time services are performed. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the three and six months ended June 30, 2022. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.
Mortgage Originations Segment
The following table summarizes our Mortgage Origination segment’s results for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Gain on sale and other income from loans held for sale, net	$81,199	$193,120	$185,386	$286,481
Fee income	18,086	38,235	30,345	32,731
Net interest income	3,899	7,100	1,976	891

Total revenue	103,184	238,455	217,707	320,103

Total expenses	138,183	294,966	224,191	224,246

NET INCOME (LOSS) BEFORE TAXES	$(34,999)	$(56,511)	$(6,484)	$95,857

Our Mortgage Originations segment generates its revenue primarily from the origination and sale of residential mortgages, including conforming mortgages, government mortgages insured by the FHA, VA and USDA, non-conforming products such as jumbo mortgages, non-qualified mortgages, closed-end second mortgages, and home improvement loans into the secondary market. Revenue from our Mortgage Originations segment includes cash gains recognized on the sale of mortgages, net of any estimated repurchase obligations, realized hedge gains, and losses, fair value adjustments on loans held for sale, and any fair value adjustments on our outstanding interest rate lock pipeline and derivatives utilized to mitigate interest rate exposure on our outstanding mortgage pipeline. We also earn origination fees on the successful origination of mortgage loans, which are recorded at the time of origination of the associated loans.
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
KEY METRICS
The following table provides a summary of some of our Mortgage Origination segment’s key metrics (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Loan origination volume (dollars)
Conforming	$2,461,253	$5,791,718	$4,302,170	$5,397,708
Government	782,345	1,487,644	995,657	1,068,650
Non-conforming	917,578	1,940,169	1,571,895	1,937,860
Home improvement	67,177	115,080	58,928	—

Total loan origination volume	$4,228,353	$9,334,611	$6,928,650	$8,404,218

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Loan origination volume by type (dollars)
Agency	$3,215,668	$7,155,363	$6,074,464	$7,367,044
Non-agency	945,508	2,064,168	795,258	1,037,174
Home improvement	67,177	115,080	58,928	—

Total loan origination volume by type	$4,228,353	$9,334,611	$6,928,650	$8,404,218

Loan origination volume by channel (dollars)
Retail	$2,384,928	$5,318,494	$4,870,554	$5,622,487
Wholesale/Correspondent	1,520,513	3,177,820	1,201,503	1,706,365
Consumer direct	255,735	723,217	797,665	1,075,366
Home improvement	67,177	115,080	58,928	—

Total loan origination volume by channel	$4,228,353	$9,334,611	$6,928,650	$8,404,218

Loan origination volume by type (dollars)
Purchase	$3,335,956	$6,102,075	$3,494,462	$2,664,493
Refinance	825,220	3,117,456	3,375,260	5,739,725
Home improvement	67,177	115,080	58,928	—

Total loan origination volume by type	$4,228,353	$9,334,611	$6,928,650	$8,404,218

Loan origination volume (units)
Conforming	6,870	16,112	14,136	18,090
Government	2,311	4,428	3,141	3,426
Non-conforming	942	2,044	1,972	2,472
Home improvement	5,750	9,757	5,522	—

Total loan origination volume	15,873	32,341	24,771	23,988

Loan origination volume by type (units)
Agency	8,890	19,892	18,278	22,763
Non-agency	1,233	2,692	971	1,225
Home improvement	5,750	9,757	5,522	—

Total loan origination volume by type	15,873	32,341	24,771	23,988

Loan origination volume by channel (units)
Retail	6,335	14,159	13,737	16,123
Wholesale/Correspondent	3,084	6,423	3,005	4,745
Consumer direct	704	2,002	2,507	3,120
Home improvement	5,750	9,757	5,522	—

Total loan origination volume by channel	15,873	32,341	24,771	23,988

Loan origination volume by type (units)
Purchase	7,849	14,574	9,328	7,534
Refinance	2,274	8,010	9,921	16,454
Home improvement	5,750	9,757	5,522	—

Total loan origination volume by type	15,873	32,341	24,771	23,988

Loan sales by investor (dollars)
Agency	$3,376,879	$7,639,614	$5,807,841	$7,246,418
Private	1,278,760	2,409,044	1,212,318	1,152,810

Total loan sales by investor	$4,655,639	$10,048,658	$7,020,159	$8,399,228

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Loan sales by type (dollars)
Servicing released	$1,275,491	$2,758,426	$2,183,584	$2,086,550
Servicing retained	3,380,148	7,290,232	4,836,575	6,312,678

Total loan sales by type	$4,655,639	$10,048,658	$7,020,159	$8,399,228

Net rate lock volume	$3,800,302	$9,117,044	$6,668,823	$8,405,313
Mortgage originations margin (including servicing margin) (1)	2.14%	2.12%	2.78%	3.41%
Capitalized servicing rate (in bps)	124.9	124.1	103.5	89.1

(1)	Calculated for each period as Gain on sale and other income from loans held for sale, net, divided by Net rate lock volume.
Revenue
In the table below is a summary of the components of our Mortgage Origination segment’s total revenue for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Gain on sale, net	$15,360	$81,520	$168,821	$200,874
Provision for repurchases	(4,673)	(6,304)	(1,813)	(2,258)
Net realized hedge gains (losses)	82,896	164,004	(17,013)	74,823
Changes in fair value of loans held for sale	8,802	(32,970)	11,602	(41,485)
Changes in fair value of interest rate locks	11,262	(9,224)	(2,984)	(49,946)
Changes in fair value of derivatives/hedges	(32,448)	(3,906)	26,773	104,473

Gain on sale and other income from loans held for sale, net	81,199	193,120	185,386	286,481

Origination related fee income	18,086	38,235	30,345	32,731
Net interest income (expense)	3,899	7,100	1,976	891

Total revenue	$103,184	$238,455	$217,707	$320,103

Net interest income was comprised of the following (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Interest income	$13,657	$26,229	$12,837	$12,483
Interest expense	(9,758)	(19,129)	(10,861)	(11,592)

Net interest income (expense)	$3,899	$7,100	$1,976	$891

WAC—loans held for sale	5.2%	4.6%	3.2%	2.9%
WAC—warehouse lines of credit	4.7%	4.1%	3.2%	3.0%

For the three months ended June 30, 2022 versus the three months ended June 30, 2021
Total revenue decreased $114.5 million or 52.6% as a result of the following:

•
Gain on sale, net, decreased $153.5 million or 90.9% as a result of decreased gain on sale margins on lower volume during the three months ended June 30, 2022. We sold $4.7 billion in mortgage loans for the three months ended June 30, 2022 compared to $7.0 billion for the comparable 2021 period. Weighted average gain on sale margins on sold loans were 0.3% for the three months ended June 30, 2022 compared to 2.4% for the comparable 2021 period. Gain on sale margins decreased primarily due to rate volatility while IRLCs and loans were in the pipeline and competitive pressure on margins in the 2022 period.

•
During the three months ended June 30, 2022, net realized hedge gains and changes in fair value of derivatives/hedges were $50.4 million compared to $9.8 million in the comparable 2021 period, driven by increases in average market interest rates while IRLCs and loans were in the pipeline.

•
Changes in fair value of interest rate locks improved $14.2 million or 477.4% as a result of higher net change in our interest rate lock pipeline primarily due to the impact of rate fluctuations around the respective quarter ends. The fair value of the interest rate lock pipeline increased from $2.7 million at March 31, 2022 to $12.2 million at June 30, 2022. Comparatively, the fair value of the interest rate lock pipeline decreased from $37.6 million at March 31, 2021 to $33.5 million at June 30, 2021.

•
Origination related fee income decreased $12.3 million or 40.4% as a result of lower loan origination volume, and a reduction in fee income per loan due to channel mix with wholesale/correspondent comprising a larger percentage of funded volume during the three months ended June 30, 2022.

For the six months ended June 30, 2022 (Successor) versus the six months ended June 30, 2021 (Successor and Predecessor)
Total revenue decreased $299.4 million or 55.7% as a result of the following:

•
Gain on sale, net, decreased $288.2 million or 77.9% as a result of decreased gain on sale margins on lower volume during the six months ended June 30, 2022. We sold $10.0 billion in mortgage loans for the six months ended June 30, 2022 compared to $15.3 billion for the comparable 2021 period. Weighted average gain on sale margins on sold loans were 0.8% for the six months ended June 30, 2022 compared to 2.4% for the comparable 2021 period. Gain on sale margins decreased primarily due to rate volatility while the related IRLCs and loans were in the pipeline during both periods and competitive pressure on margins in the 2022 period.

•
Changes in fair value of interest rate locks improved $43.7 million or 82.6% as a result of lower net negative change in our interest rate lock pipeline primarily due to the impact of rate fluctuations around the respective quarter ends. The fair value of the interest rate lock pipeline decreased from $23.2 million at December 31, 2021 to $12.2 million at June 30, 2022. Comparatively, the fair value of the interest rate lock pipeline decreased from $87.6 million at December 31, 2020 to $33.5 million at June 30, 2021.

•
Origination related fee income decreased $24.8 million or 39.4% as a result of lower loan origination volume and a change in channel mix with wholesale/correspondent comprising a larger percentage of funded volume during the six months ended June 30, 2022.

•
During the six months ended June 30, 2022, net realized hedge gains and changes in fair value of derivatives/hedges were $160.1 million compared to $189.1 million in the comparable 2021 period, driven by differences in relative pipeline size and changes in average market interest rates while the related IRLCs and loans were in the pipeline.

Expenses
In the table below is a summary of the components of our Mortgage Originations segment’s total expenses for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Commissions and bonuses	$35,011	$78,795	$103,600	$111,766
Salaries	44,282	92,111	55,556	46,232
Other salary related expenses	20,991	42,174	13,152	18,451

Total salaries, benefits and related expenses	100,284	213,080	172,308	176,449

Loan origination fees	7,655	17,843	14,781	14,003
Loan processing expenses	3,104	7,113	5,425	5,462
Other general and administrative expenses	22,409	47,589	27,588	23,112

Total general and administrative expenses	33,168	72,545	47,794	42,577

Occupancy, equipment rentals and other office related expenses	4,731	9,341	4,089	5,220

Total expenses	$138,183	$294,966	$224,191	$224,246

For the three months ended June 30, 2022 versus the three months ended June 30, 2021
Total expenses decreased $86.0 million or 38.4% as a result of the following:

•
Salaries, benefits and related expenses decreased $72.0 million or 41.8%, primarily due to a decrease of $68.6 million in commissions and bonus due to lower retail and consumer direct volume, as well as a decrease of $11.3 million in salaries due to a reduction in average headcount. This was partially offset by increases in other salary related expenses related to increases in allocated corporate expenses and severance charges which were incurred during the three months ended June 30, 2022 Commissions and bonuses decreased due to lower volume during the three months ended June 30, 2022 when compared to the same period for 2021. Average headcount for the three months ended June 30, 2022, was 2,591 compared to 3,058 for the 2021 period.

•
General and administrative expenses decreased $14.6 million or 30.6% primarily due to lower origination volume and a change in channel mix with wholesale/correspondent comprising a larger percentage of funded volume which resulted in a decrease of $7.1 million in loan origination expenses and a decrease of $2.3 million in loan processing expenses.

For the six months ended June 30, 2022 (Successor) versus the six months ended June 30, 2021 (Successor and Predecessor)
Total expenses decreased $153.5 million or 34.2% as a result of the following:

•
Salaries, benefits and related expenses decreased $135.7 million or 38.9%, primarily due to a decrease of $136.6 million in commissions and bonus due to lower retail and consumer direct volume, as well as, a decrease of $9.7 million in salaries due to a reduction in average headcount. This was partially offset by increases in other salary related expenses related to increases in allocated corporate expenses and severance charges incurred during the six months ended June 30, 2022. Average headcount for the six months ended June 30, 2022 was 2,739 compared to 3,086 for the 2021 period.

•
General and administrative expenses decreased $17.8 million or 19.7% primarily due to lower origination volume and a change in channel mix with wholesale/correspondent comprising a larger percentage of funded volume which resulted in a decreased of $10.9 million in loan origination fees, a decrease of $3.8 million in loan processing expenses.

Reverse Originations Segment
The following table summarizes our Reverse Originations segment’s results for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Net origination gains	$77,872	$183,627	$94,536	$68,449
Fee income	2,123	3,939	954	524
Net interest expense	—	—	(9)	—

Total revenue	79,995	187,566	95,481	68,973

Total expenses	44,171	87,350	42,246	23,693
Other, net	38	3,252	104	34

NET INCOME (LOSS) BEFORE TAXES	$35,862	$103,468	$53,339	$45,314

Our Reverse Originations segment generates its revenues primarily from the origination of reverse mortgage loans, including loans insured by FHA and non-agency reverse mortgage loans. Revenue from our Reverse Originations segment include both our initial estimate of fair value gains on the date of origination (“Net origination gains”), which is determined by utilizing quoted prices on similar securities or internally-developed models utilizing observable market inputs, in addition to fees earned at the time of origination of the associated loans. We elect to account for all originated loans at fair value. The loans are immediately transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in revenues of our Portfolio Management segment until final disposition.

KEY METRICS
The following table provides a summary of some of our Reverse Originations segment’s key metrics (dollars in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Loan origination volume
Total loan origination volume—new originations (1)	$1,580,258	$3,054,795	$1,013,323	$768,795
Total loan origination volume—tails (2)	160,157	317,450	121,962	120,775

Total loan origination volume	$1,740,415	$3,372,245	$1,135,285	$889,570

Total loan origination volume—units	4,172	8,546	3,258	2,864
Loan origination volume—new originations by channel (3)
Retail	$240,987	$447,185	$172,972	$127,679
TPO	1,339,271	2,607,610	840,351	641,116

Total loan origination volume—new originations by channel	$1,580,258	$3,054,795	$1,013,323	$768,795

(1)	New loan origination volumes consist of initial reverse mortgage loan borrowing amounts.
(2)	Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which we are able to subsequently pool into a security.
(3)
Loan origination volumes by channel consist of initial reverse mortgage loan borrowing amounts, exclusive of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances that we are able to subsequently pool into a security.

Revenue
In the table below is a summary of the components of our Reverse Originations segment’s total revenue for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Net origination gains:
Retail	$14,179	$33,490	$17,220	$16,913
TPO	123,436	283,978	141,386	99,678
Acquisition costs	(59,743)	(133,841)	(64,070)	(48,142)

Total net origination gains	77,872	$183,627	$94,536	68,449
Fee income	2,123	3,939	954	524
Net interest income	—	—	(9)	—

Total revenue	$79,995	$187,566	$95,481	$68,973

For the three months ended June 30, 2022 versus the three months ended June 30, 2021
Total revenue decreased $15.5 million or 16.2% as a result of the following:

•	Net origination gains decreased $16.7 million or 17.6% as a result of lower margins due to rising yields during the three months ended June 30, 2022, partially offset by higher volume. During the three months ended June 30, 2022, the weighted average margin on production was 4.93% compared to 9.33% during the comparable 2021 period. We originated $1.6 billion of reverse mortgage loans for the three months ended June 30, 2022, an increase of 55.9%, compared to $1.0 billion for the comparable 2021 period. The higher origination volume is attributable to home price appreciation leading to an increase in market size, more equity available to seniors, and increased refinance volumes in the three months ended June 30, 2022.

•	Fee income increased $1.2 million or 122.5% as a result of higher volume and higher mix of government-insured reverse mortgage production during the three months ended June 30, 2022.
For the six months ended June 30, 2022 (Successor) versus the six months ended June 30, 2021 (Successor and Predecessor)
Total revenue increased $23.1 million or 14.1% as a result of the following:

•
Net origination gains increased $20.6 million or 12.7% as a result of higher loan origination volume partially offset by decreased margins on this origination volume during the six months ended June 30, 2022. We originated $3.1 billion of reverse mortgage loans for the six months ended June 30, 2022, an increase of 71.4%, compared to $1.8 billion for the comparable 2021 period. The higher origination volume is attributable to home price appreciation and improved interest rates leading to an increase in market size, more equity available to seniors, and increased refinance volumes in 2021. During the six months ended June 30, 2022, the weighted average margin on production was 6.01% compared to 9.33% in 2021, a decrease of 35.6% due to widening credit spreads during the three months ended June 30, 2022.

•	Fee income increased $2.5 million or 166.5% as a result of higher volume and higher mix of government-insured reverse mortgage production during the six months ended June 30, 2022.
Expenses
In the table below is a summary of the components of our Reverse Originations segment’s total expenses for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Salaries and bonuses	$21,427	$41,562	19,845	$11,692
Other salary related expenses	2,738	4,989	2,008	1,395

Total salaries, benefits and related expenses	24,165	46,551	21,853	13,087

Loan origination fees	1,846	4,509	2,761	3,258
Professional fees	1,535	1,665	2,676	2,079
Other general and administrative expenses	16,234	33,777	14,491	4,958

Total general and administrative expenses	19,615	39,951	19,928	10,295

Occupancy, equipment rentals and other office related expenses	391	848	465	311

Total expenses	$44,171	$87,350	$42,246	$23,693

For the three months ended June 30, 2022 versus the three months ended June 30, 2021
Total expenses increased $1.9 million or 4.6% as a result of the following:

•	Salaries and bonuses and other salary related expenses increased $2.3 million or 10.6% primarily due to an increase in average headcount and production related compensation to support the increased origination volume offset by one-time initial and accelerated Replacement and Earnout Right RSU expense of $4.0 million recognized in Q2 2021. Average headcount for the three months ended June 30, 2022 was 520 compared to 362 for the 2021 period.

For the six months ended June 30, 2022 (Successor) versus the six months ended June 30, 2021 (Successor and Predecessor)
Total expenses increased $21.4 million or 32.5% as a result of the following:

•
Salaries, benefits and related expenses increased $11.6 million or 33.2% primarily due to an increase in average headcount and production related compensation to support the increased origination volume. Average headcount for the six months ended June 30, 2022 was 507 compared to 345 for the 2021 period.

•
General and administrative expenses increased $9.7 million or 32.2% primarily due to the amortization of intangibles that started being expensed in the second quarter of 2021 related to the Business Combination.

Commercial Originations Segment
The following table summarizes our Commercial Originations segment’s results for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Net origination gains	$(3,980)	$(505)	$10,822	$5,431
Fee income	16,659	33,817	12,124	8,930

Total revenue	12,679	33,312	22,946	14,361

Total expenses	24,587	47,674	20,049	13,391
Other, net	164	288	140	149

NET INCOME (LOSS) BEFORE TAXES	$(11,744)	$(14,074)	$3,037	$1,119

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

KEY METRICS
The following table provides a summary of some of our Commercial Originations segment’s key metrics (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Loan origination volume (dollars) (1)
Portfolio	$89,626	$203,627	$70,027	$59,458
SRL	271,676	539,849	170,442	104,992
Fix & flip	132,250	226,930	96,054	90,018
New construction	13,864	36,511	17,638	3,422
Agricultural (2)	32,551	105,900	46,309	83,013

Total loan origination volume	$539,967	$1,112,817	$400,470	$340,903

Loan origination volume (units) (1)
Portfolio	119	261	74	71
SRL	1,402	2,791	959	643
Fix & flip	596	1,026	445	430
New construction	31	80	56	13
Agricultural (2)	20	46	24	27

Total loan origination volume	2,168	4,204	1,558	1,184

(1)	Loan origination volume and units consist of approved total borrower commitments. These amounts include amounts available to our borrowers but have not yet been drawn upon.
(2)	Revenue from origination and management of agricultural loans is recognized in our Portfolio Management segment.
Revenue
In the table below is a summary of the components of our Commercial Originations segment’s total revenue for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Net origination gains	$(3,980)	$(505)	$10,822	$5,431
Fee income	16,659	33,817	12,124	8,930

Total revenue	$12,679	$33,312	$22,946	$14,361

For the three months ended June 30, 2022 versus the three months ended June 30, 2021
Total revenue decreased $10.3 million or 44.7% as result of the following:

•
Net origination gains decreased by $14.8 million or 136.8%, primarily as a result of a decrease in margin. The decrease in margin was driven by volatility in market interest rates and increased investor yield requirements not passed through to borrowers during the three months ended June 30, 2022.

•	Fee income increased $4.5 million or 37.4% primarily as a result of a 34.8% increase in loan origination volume.

For the six months ended June 30, 2022 (Successor) versus the six months ended June 30, 2021 (Successor and Predecessor)
Total revenue decreased $4.0 million or 10.7% as result of the following:

•
Net origination gains decreased $16.8 million or 103.1%, primarily as a result of a decrease in margin. The decrease in margin was driven by volatility in market interest rates and increased investor yield requirements not passed through to borrowers during the six months ended June 30, 2022. We originated $1,112.8 million in commercial loans for the six months ended June 30, 2022 compared to $741.4 million during the comparable 2021 period.

•
Fee income increased $12.8 million or 60.6% primarily as a result of a 50.1% increase in loan origination volume and a 4.8% increase in fee income per originated loan during the six months ended June 30, 2022 when compared to the 2021 period.

Expenses
In the table below is a summary of the components of our Commercial Originations segment’s total expenses for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Salaries	$10,297	$16,929	$7,643	$4,769
Commissions and bonus	3,665	7,494	2,881	2,092
Other salary related expenses	1,001	4,030	980	797

Total salaries, benefits and related expenses	14,963	28,453	11,504	7,658

Loan origination fees	8,295	13,777	4,939	3,140
Professional fees	466	1,394	1,332	891
Other general and administrative expenses	508	3,326	1,971	1,164

Total general and administrative expenses	9,269	18,497	8,242	5,195

Occupancy, equipment rentals and other office related expenses	355	724	303	538

Total expenses	$24,587	$47,674	$20,049	$13,391

For the three months ended June 30, 2022 versus the three months ended June 30, 2021
Total expenses increased $4.5 million or 22.6% as a result of the following:

•
Salaries, benefits and related expenses increased $3.5 million or 30.1% primarily due to the increase in average headcount and production related compensation to support the increased origination volume and allocation of share based compensation offset by a one-time initial and accelerated Replacement and Earnout Right RSU expense of $1.4 million recognized during the 2021 period. Salaries and other salary related expenses increased $2.7 million or 31.0% primarily due to the increase in average headcount for the three months ended June 30, 2022 of 337 compared to 216 for the 2021 period. Commissions and bonuses increased $0.8 million or 27.2% primarily as a result of a 34.8% increase in loan origination volume during the three months ended June 30, 2022 compared to the comparable 2021 period.

•
General and administrative expenses increased $1.0 million or 12.5% primarily due to the increase in loan origination fees as a result of a 34.8% increase in loan origination volume during the three months ended June 30, 2022 compared to the comparable 2021 period.

For the six months ended June 30, 2022 (Successor) versus the six months ended June 30, 2021 (Successor and Predecessor)
Total expenses increased $14.2 million or 42.6% as a result of the following:

•
Salaries, benefits and related expenses increased $9.3 million or 48.5% primarily due to the increase in average headcount and production related compensation to support the increased origination volume and allocation of share based compensation associated with the Business Combination offset by a one-time initial and accelerated Replacement and Earnout Right RSU expense of $1.4 million recognized during the 2021 period. Average headcount for the six months ended June 30, 2022 was 331 compared to 198 for the 2021 period.

•
General and administrative expenses increased $5.1 million or 37.7% primarily due to the increase in loan origination fees. Loan origination fees increased $5.7 million or 70.5% primarily as a result of a 50.1% increase in loan origination volume during the six months ended June 30, 2022 compared to the comparable 2021 period.

Lender Services Segment
The following table summarizes our Lender Services segment’s results for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Gain on sale and other income from loans held for sale, net	$(1,125)	$(914)	$—	$—
Fee income	58,148	134,301	81,130	76,383
Net interest income (expense)	536	663	(15)	(36)

Total revenue	57,559	134,050	81,115	76,347

Total expenses	63,667	134,423	73,317	62,970
Other, net	814	2,478	83	2

NET INCOME (LOSS) BEFORE TAXES	$(5,294)	$2,105	$7,881	$13,379

Our Lender Services segment generates its revenue primarily from fee income. Revenue from our Lender Services include both the title agent closing and underwriting services. These services are directly tied to the number of closings and orders that are processed throughout the period. In addition, student and consumer loan processing, fulfillment services, and MSR valuation services all contribute to our total revenue in the Lender Services segment.

KEY METRICS
The following table provides a summary of some of our Lender Services segment’s key metrics:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Title insurance underwriter policies	31,624	78,427	56,181	48,814
Incenter title agent orders	13,729	43,178	55,435	54,960
Incenter title agent closings	13,526	40,167	43,558	46,991
Total appraisals	11,416	22,209	10,351	7,427
Full-time employee average count for fulfillment revenue	860	925	916	858
Total MSR valuations performed	135	281	137	124
Revenue
In the table below is a summary of the components of our Lender Services segment’s total revenue for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Insurance underwriting services	$27,984	$63,414	$34,995	$33,322
Title agent and closing services	16,467	40,343	33,878	31,750
Fulfillment services	6,807	14,473	6,823	6,779
MSR trade brokerage, valuation, and other services	4,584	10,284	3,850	2,462
Student and consumer loan origination services	1,608	4,065	1,500	2,012
Other income (loss), net	(427)	808	84	58
Net interest income (expense)	536	663	(15)	(36)

Total revenue	$57,559	$134,050	$81,115	$76,347

For the three months ended June 30, 2022 versus the three months ended June 30, 2021
Total revenue decreased $23.6 million or 29.0% as a result of the following:

•
For the three months ended June 30, 2022, title agent and closing revenue decreased $17.4 million or 51.4%, as a result of lower volume. We acted as title agent on 13,526 loan closings during the three months ended June 30, 2022, compared to 43,558 loan closings for the 2021 period, a decrease of 68.9%. Insurance underwriting services revenue also decreased $7.0 million or 20.0%, as a result of lower volume. We underwrote 31,624 policies during the three months ended June 30, 2022, compared to 56,181 underwritten policies for the comparable 2021 period, a decrease of 43.7%. The decrease in volume was primarily the result of increasing interest rates resulting in a decline in refinance volumes.

For the six months ended June 30, 2022 (Successor) versus the six months ended June 30, 2021 (Successor and Predecessor)
Total revenue decreased $23.4 million or 14.9% as a result of the following:

•
For the six months ended June 30, 2022, title agent and closing revenue decreased $25.3 million or 38.5%, as a result of lower volume. We acted as title agent on 40,167 loan closings during the six months ended June 30, 2022, compared to 90,549 loan closings for the 2021 period, a decrease of

55.6%. Insurance underwriting services revenue also decreased $4.9 million or 7.2%, as a result of lower volume. We underwrote 78,427 policies during the six months ended June 30, 2022, compared to 104,995 underwritten policies for the 2021 period, a decrease of 25.3%. The decrease in volume was primarily the result of increasing interest rates resulting in a decline in refinance volumes. These decreases were partially offset by an increase of $4.0 million or 62.9% in MSR related revenues, as a result of increased activity in the MSR market.

Expenses
In the table below is a summary of the components of our Lender Services segment’s total expenses for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Salaries	$17,433	$35,932	$18,351	$16,715
Commissions and bonus	5,280	11,033	8,690	7,045
Other salary related expenses	6,008	11,836	6,262	4,001

Total salaries, benefits, and related expenses	28,721	58,801	33,303	27,761

Title and closing	23,017	49,660	25,190	25,062
Communication and data processing	2,913	6,008	3,125	2,960
Fair value change in deferred purchase price liability	—	—	1,750	—
Other general and administrative expenses	8,228	18,208	8,935	6,040

Total general and administrative expenses	34,158	73,876	39,000	34,062

Occupancy, equipment rentals, and other office related expenses	788	1,746	1,014	1,147

Total expenses	$63,667	$134,423	$73,317	$62,970

For the three months ended June 30, 2022 versus the three months ended June 30, 2021
Total expenses decreased $9.7 million or 13.2% as a result of the following:

•
Salaries, benefits and related expenses decreased $4.6 million or 13.8%, primarily due to commissions and bonus expense decreasing $3.4 million or 39.2%, in conjunction with the lower title agent and closing services revenue. Our average on-shore headcount also decreased 6.1% for the three months ended June 30, 2022 compared to the 2021 period due to lower demands of the business. On-shore headcount averaged 860 for the three months ended June 30, 2022, and 916 for the comparable 2021 period.

•
General and administrative expenses decreased $4.8 million or 12.4%, primarily due to lower title and closing expenses associated with the 43.7% decrease in title insurance underwriting policies and a 68.9% decrease in title agent closing volume.

For the six months ended June 30, 2022 (Successor) versus the six months ended June 30, 2021 (Successor and Predecessor)
Total expenses decreased $1.9 million or 1.4% as a result of the following:

•
Salaries, benefits and related expenses decreased $2.3 million or 3.7%, primarily due to commissions and bonus expense decreasing $4.7 million or 29.9%, in conjunction with the lower title agent and closing services revenue. This decrease was partially offset by an increase in other salary related expenses of $1.6 million or 15.3%.

•
General and administrative expenses increased $0.8 million or 1.1%, primarily due to the amortization of intangibles that started being expensed in the second quarter of 2021 related to the Business Combination.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment results for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Gain (loss) on sale and other income from loans held for sale, net	$(4,740)	$6,187	$7,748	$5,065
Net fair value gains (losses)	(72,249)	(175,034)	11,223	2,750
Fee income	1,198	57,665	3,577	36,191
Net interest expense	(18,772)	(34,448)	(15,851)	(14,816)

Total revenue	(94,563)	(145,630)	6,697	29,190
Total expenses	34,554	69,265	33,190	24,406
Other, net	37	64	(245)	895

NET INCOME (LOSS) BEFORE TAXES	$(129,080)	$(214,831)	$(26,738)	$5,679

Our Portfolio Management segment generates its revenues primarily from the sale and securitization of residential mortgages into the secondary market, fair value gains and losses on loans and MSRs that we hold for investment, servicing fee income related to the MSRs, and mortgage advisory fees earned on various investment and capital markets services we provide to our internal and external customers. The fair value gains and losses include the yield we recognize on the contractual interest income that is expected to be collected based on the stated interest rates of the loans and related liabilities and any contractual service fees earned while servicing these assets.
Net fair value gains and losses in our Portfolio Management segment includes fair value adjustments related to the following assets and liabilities:

•	Loans held for investment, subject to HMBS liabilities, at fair value

•	Loans held for investment, subject to nonrecourse debt, at fair value

•	Loans held for investment, at fair value

•	Loans held for sale, at fair value (1)

•	HMBS liabilities, at fair value; and

•	Nonrecourse debt, at fair value.

(1)	Net fair value gains and losses in our Portfolio Management segment for loans held for sale only include fair value adjustments related to loans originated in the Commercial Originations segment.

KEY METRICS
The following table provides a trend in the assets and liabilities under management by our Portfolio Management segment (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$43,481	$43,261
Restricted cash	352,504	320,116
Loans held for investment, subject to HMBS liabilities, at fair value	10,882,441	10,556,054
Loans held for investment, subject to nonrecourse debt, at fair value	6,600,762	6,218,194
Loans held for investment, at fair value	1,058,410	1,031,328
MSRs, at fair value	359,006	427,942
Other assets, net	302,549	228,069

Total long-term investment assets	19,599,153	18,824,964
Loans held for sale, at fair value	281,671	149,425

Total earning assets	19,880,824	18,974,389

HMBS related obligations, at fair value	10,768,621	10,422,358
Nonrecourse debt, at fair value	6,752,084	6,111,242
Other financing lines of credit	1,683,366	1,525,529
Payables and other liabilities	156,321	96,080

Total financing of portfolio	19,360,392	18,155,209

Net equity in earning assets	$520,432	$819,180

The following table provides a summary of some of our Portfolio Management segment’s key metrics (dollars in thousands):

	June 30, 2022	December 31, 2021
MSRs Portfolio
Loan count	89,195	118,939
Ending unpaid principal balance	$28,468,645	$38,219,162
Average unpaid principal balance	$319	$321
Weighted average coupon	3.32%	3.01%
Weighted average age (in months)	14	11
Weighted average FICO credit score	751	756
90+ day delinquency rate	0.3%	0.1%
Total prepayment speed	6.8%	8.3%

Reverse Mortgages
Loan count	61,591	59,480
Active unpaid principal balance	$16,526,711	$14,902,734
Due and payable	308,150	322,057
Foreclosure	546,924	599,087
Claims pending	88,496	73,327

Ending unpaid principal balance	$17,470,281	$15,897,205

Average unpaid principal balance	$284	$267
Weighted average coupon	4.56%	3.92%
Weighted average age (in months)	40	43
Percentage in foreclosure	3.1%	3.8%

	June 30, 2022	December 31, 2021

Commercial (SRL/Portfolio/Fix & Flip)
Loan count	3,018	2,222
Ending unpaid principal balance	$600,793	$479,190
Average unpaid principal balance	$216	$216
Weighted average coupon	7.62%	7.43%
Weighted average loan age (in months)	7	8
SRL conditional prepayment rate	0.1%	1.4%
SRL non-performing (60+ days past due)	1.2%	1.3%
F&F single month mortality	9.3%	8.9%
F&F non-performing (60+ days past due)	8.7%	13.6%

Agricultural Loans
Loan count	91	80
Ending unpaid principal balance	$198,617	$144,328
Average unpaid principal balance	$1,804	$1,804
Weighted average coupon	7.08%	7.14%
Weighted average loan age (in months)	7	7

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Investment and Capital Markets
Number of structured deals	2	4	3	1
Structured deals (size in notes)	$859,576	$1,949,614	$1,132,531	$571,448
Number of whole loan trades	9	24	10	8
UPB of whole loan trades	$319,713	$638,437	$218,068	$195,929
Revenue
In the table below is a summary of the components of our Portfolio Management segment’s total revenue for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
REVENUE
Gain on sale and other income from loans held for sale, net	$(4,740)	$6,187	$7,748	$5,065
Net fair value gains:
Net fair value gains from portfolio activity	42,031	78,815	24,371	32,386
Net fair value losses from changes in market inputs or model assumptions	(120,467)	(260,036)	(13,148)	(29,636)

Total net fair value gains (losses)	(78,436)	(181,221)	11,223	2,750

Net interest expense	(18,772)	(34,448)	(15,851)	(14,816)

Fee income:
Servicing income (MSR)	(1,666)	50,444	300	33,698
Underwriting, advisory and valuation fees	296	790	1,901	997
Asset management fees	—	—	—	9
Other fees	2,568	6,432	1,376	1,487

Total fee income	1,198	57,666	3,577	36,191

Total revenue	$(100,750)	$(151,816)	$6,697	$29,190

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
The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Interest income on commercial and reverse loans	$189,760	$353,454	$173,940	$160,568
Interest expense on HMBS and nonrecourse obligations	(124,603)	(231,246)	(113,474)	(119,201)

Net interest margin included in net fair value gains and losses on mortgage loans (1)	65,157	122,208	60,466	41,367

Interest income on mortgage loans held for sale	303	630	187	138
Interest expense on warehouse lines of credit	(19,075)	(35,078)	(16,038)	(14,954)

Net interest expense	(18,772)	(34,448)	(15,851)	(14,816)

NET INTEREST MARGIN	$46,385	$87,760	$44,615	$26,551

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
For the three months ended June 30, 2022 versus the three months ended June 30, 2021
Total revenue decreased $107.4 million or 1604.4% as a result of the following:

•
Gain on sale and other income from loans held for sale, net, decreased $12.5 million primarily due to a decrease in margin on commercial loans sold during the three months ended June 30, 2022 compared to the 2021 period.

•	Net fair value losses from changes in market inputs or model assumptions increased $107.3 million due to fair value adjustments related predominantly to market discount rate assumptions on securitized mortgage assets for the three months ended June 30, 2022 compared to the 2021 period. These increased fair value losses were partially offset by a $17.7 million increase in fair value gains from normal portfolio activity for the three months ended June 30, 2022 compared to the 2021 period. The increased portfolio activity is driven by higher portfolio size and increased modeled yield.

•
Net interest expense on our warehouse lines increased $3.0 million due primarily to a higher average cost of funds on our financing lines of credit as a result of higher average interest rates during the three months ended June 30, 2022 compared to the 2021 period.

•
Fee income decreased $2.4 million primarily related to fair market value losses on the MSR portfolio due to downward pricing pressures in the MSR market, slightly offset by an increase in servicing fee income due to an increase of loans in the MSR portfolio for the three months ended June 30, 2022 compared to the 2021 period.

For the six months ended June 30, 2022 (Successor) versus the six months ended June 30, 2021 (Successor and Predecessor)
Total revenue decreased $187.7 million or 523.0% as a result of the following:

•
Gain on sale and other income from loans held for sale, net, decreased $6.6 million primarily due a decrease in margin on commercial loans sold during the six months ended June 30, 2022 compared to the 2021 period.

•
Net fair value losses from changes in market inputs or model assumptions increased $217.3 million due to fair value adjustments related predominantly to increases in discount rates on securitized mortgage assets for the six months ended June 30, 2022 compared to the 2021 period. These increased fair value losses were partially offset by a $22.1 million increase in fair value gains from normal portfolio activity for the six months ended June 30, 2022 compared to the 2021 period. The increased portfolio activity is driven by higher portfolio size and increased modeled yield.

•
Net interest expense on our warehouse lines increased $4.1 million due primarily to a higher average cost of funds on our financing lines of credit as a result of higher average interest rates during the six months ended June 30, 2022 compared to the 2021 period.

•
Fee income increased $17.9 million primarily related to the increase of $16.4 million in servicing fee income as result of the increase in the MSR portfolio for the six months ended June 30, 2022 compared to the 2021 period.

Expenses
In the table below is a summary of the components of our Portfolio Management segment’s total expenses for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Salaries and bonuses	$10,962	$21,685	$15,540	$5,650
Other salary related expenses	942	2,034	405	497

Total salaries, benefits and related expenses	11,904	23,719	15,945	6,147

Securitization expenses	6,245	13,039	4,733	4,459
Servicing related expenses	12,372	18,326	8,825	8,651
Other general and administrative expenses	3,843	13,794	3,560	4,887

Total general and administrative expenses	22,460	45,159	17,118	17,997

Occupancy, equipment rentals and other office related expenses	191	389	127	262

Total expenses	$34,555	$69,267	$33,190	$24,406

For the three months ended June 30, 2022 versus the three months ended June 30, 2021
Total expenses increased $1.4 million or 4.1% as a result of the following:

•
Salaries, benefits and related expenses decreased $4.0 million or 25.3%, primarily due to one-time initial and accelerated Replacement and Earnout Right RSU expense of $7.2 million that was recognized during the three months ended June 30, 2021, that did not recur in the three months ended June 30, 2022. This was offset by an increase in salaries, benefits and related expenses due to an increase in average headcount for the three months ended June 30, 2022 compared to the 2021 period. Average headcount was 122 for three months ended June 30, 2022 and 106 for the comparable 2021 period.

•
General and administrative expenses increased $5.3 million or 31.2% primarily due to an increase in fees related to the securitization of assets into nonrecourse securitizations and an increase in loan portfolio expenses related to the subservicing expense on the retained MSR portfolio, during the three months ended June 30, 2022 compared to the 2021 period.

For the six months ended June 30, 2022 (Successor) versus the six months ended June 30, 2021 (Successor and Predecessor)
Total expenses increased $11.7 million or 20.3% as a result of the following:

•
Salaries, benefits and related expenses increased $1.6 million or 7.4%, primarily due to an increase in average headcount offset by one-time initial and accelerated Replacement and Earnout Right RSU expense of $7.2 million that was recognized during the three months ended June 30, 2021. Average headcount was 123 for six months ended June 30, 2022 and 99 for the comparable 2021 period.

•
General and administrative expenses increased $10.0 million or 28.6% primarily due to increased servicing related expenses and an increase in securitization expenses. Servicing related expenses increased as a result of an increase in loan portfolio expenses related to the subservicing expense on the retained MSR portfolio, during the six months ended June 30, 2022 compared to the 2021 period.

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
The following table summarizes our Corporate and Other segment’s results for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Net interest expense	$(6,644)	$(13,253)	$(6,567)	$(7,744)

Total interest expense	(6,644)	(13,253)	(6,567)	(7,744)

Total expenses	30,787	66,768	36,021	18,683
Other, net	13,923	13,771	(2,185)	(9,464)

NET INCOME (LOSS) BEFORE TAXES	$(23,508)	$(66,250)	$(44,773)	$(35,891)

In the table below is a summary of the components of our Corporate and Other segment’s total expenses for the periods indicated (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Salaries and bonuses	$36,143	$74,843	$47,029	$22,779
Other salary related expenses	3,610	6,869	2,232	3,306
Shared services—payroll allocations	(25,436)	(46,170)	(24,434)	(18,657)

Total salaries, benefits and related expenses	14,317	35,542	24,827	7,428

Communication and data processing	4,945	9,561	3,840	3,015
Professional fees	6,631	14,478	8,417	10,334
Other general and administrative expenses	5,751	10,381	3,480	1,481
Shared services—general and administrative allocations	(1,663)	(5,246)	(5,265)	(3,694)

Total general and administrative expenses	15,664	29,174	10,472	11,136

Occupancy, equipment rentals and other office related expenses	806	2,052	722	119

Total expenses	$30,787	$66,768	$36,021	$18,683

For the three months ended June 30, 2022 versus the three months ended June 30, 2021
Net loss decreased $21.3 million or 47.5% as a result of the following:

•
Salaries, benefits, and related expenses, net of allocations, decreased $10.5 million or 42.3%, primarily due to the second quarter of 2021 including one-time initial and accelerated Replacement and Earnout Right RSU expense of $15.3 million. This was partially offset by an increase in average headcount, which was 568 for the three months ended June 30, 2022 compared to 416 for the comparable 2021 period.

•
General and administrative expenses, net of shared services allocations, increased $5.2 million or 49.6%, primarily due to a $2.3 million increase in other general and administrative expenses, increased communication and data processing expenses of $1.1 million, and less shared services allocations. These increases were partially offset by a decrease in professional fees of $1.8 million.

•	Other, net increased $16.1 million primarily due to the remeasurement of the TRA obligations, partially offset by an equity investment impairment during the three months ended June 30, 2022.
For the six months ended June 30, 2022 (Successor) versus the six months ended June 30, 2021 (Successor and Predecessor)
Net loss decreased $14.4 million or 17.9% as a result of the following:

•
Salaries, benefits, and related expenses, net of allocations, increased $3.3 million or 10.2%, primarily due to an increase in average headcount related to the Business Combination. Average headcount for the six months ended June 30, 2022 was 540 compared to 385 for the 2021 period. This was partially offset by a one-time initial and accelerated Replacement and Earnout Right RSU expense of $15.3 million that was recognized in the second quarter of 2021.

•
General and administrative expenses, net of shared services allocations, increased $7.6 million or 35.0%, due to increased other general and administrative expenses of $5.4 million, increased communications and data processing expenses of $2.7 million, and less shared services allocations. These increases were partially offset by lower professional fees of $4.3 million due to the Business Combination in 2021.

•	Other, net increased $25.4 million primarily due to the remeasurement of the TRA obligations, partially offset by an equity investment impairment during the six months ended June 30, 2022.
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
These non-GAAP financial measures should not be considered as an alternative to (i) net income (loss) or any other performance measures determined in accordance with GAAP or (ii) operating cash flows determined in accordance with GAAP. Adjusted Net Income and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of these metrics are: (i) cash expenditures for future contractual commitments; (ii) cash requirements for working capital needs; (iii) cash requirements for certain tax payments; and (iv) all non-cash income/expense items.
Because of these limitations, Adjusted Net Income, Adjusted EBITDA, and Adjusted Diluted Earnings per Share should not be considered as measures of discretionary cash available to us to invest in the growth of our business or distribute to shareholders. We compensate for these limitations by relying primarily on our GAAP results and using our non-GAAP financial measures only as a supplement. Users of our condensed consolidated financial statements are cautioned not to place undue reliance on our non-GAAP financial measures.
Adjusted Net Income
We define Adjusted Net Income as consolidated net income (loss) adjusted for:

1.
Changes in fair value of loans and securities held for investment due to assumption changes, deferred purchase price obligations (including earnouts and TRA obligations), warrant liability, and minority investments

2.	Amortization and other impairment of goodwill and intangible assets

3.	Equity based compensation

4.	Certain non-recurring costs

5.	Pro-forma income tax provision adjustments to apply the combined corporate statutory tax rates to adjusted consolidated pre-tax income (loss).
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

4.
Change in fair value of loans and securities held for investment due to assumption changes, deferred purchase price obligations (including earnouts and TRA obligations), warrant liability and minority investments

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

Analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted Diluted Earnings Per Share is not a presentation made in accordance with GAAP, and our definition and use of this measure may vary from other companies in our industry.
The following table provides a reconciliation of net income to Adjusted Net Income and Adjusted EBITDA (in thousands, except for share data):
Reconciliation to GAAP

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor			Predecessor
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) and Adjusted EBITDA
Net income (loss)	$(167,823)	$(231,818)	$(14,824)	$124,320
Add back: Benefit (provision) for income taxes	940	14,275	(1,086)	(1,137)

Net income (loss) before taxes	(168,763)	(246,093)	(13,738)	125,457
Adjustments for:
Changes in fair value (1)	110,792	206,565	24,082	11,536
Amortization and impairment of goodwill and intangibles (2)	13,808	27,616	13,457	629
Equity-based compensation (3)	7,149	16,619	10,642	—
Certain non-recurring costs (4)	8,818	17,655	43,478	6,719

Adjusted Net Income (Loss) before taxes	(28,196)	22,362	77,921	144,341
Benefit (provision) for income taxes (5)	6,435	(6,822)	(20,644)	(37,529)

Adjusted Net Income (Loss)	(21,761)	15,540	57,277	106,812

Provision (benefit) for income taxes (5)	(6,435)	6,822	20,644	37,529
Depreciation	2,600	5,120	2,281	2,163
Interest expense on non-funding debt	6,738	13,441	6,694	7,706

Adjusted EBITDA	$(18,858)	$40,923	$86,896	$154,210

GAAP PER SHARE MEASURES
Net income (loss) attributable to controlling interest	$(40,680)	$(49,173)	$2,265	N/A
Basic weighted average shares outstanding	62,379,041	61,580,900	59,881,714	N/A
Basic net earnings (loss) per share	$(0.65)	$(0.80)	$0.04	N/A
If-converted method net income	$(130,973)	$(188,929)	$(9,737)	N/A
Diluted weighted average shares outstanding	187,818,225	188,629,076	191,200,000	N/A
Diluted net loss per share	$(0.70)	$(1.00)	$(0.05)	N/A

NON-GAAP PER SHARE MEASURES
Adjusted Net Income (Loss)	$(21,761)	$15,540	$57,277	$106,812
Diluted weighted average shares outstanding	187,818,225	188,629,076	191,200,000	191,200,000
Adjusted Diluted Earnings (Loss) per Share	$(0.12)	$0.08	$0.30	$0.56
Book equity	$863,200	$863,200	$2,379,295	$844,386
Ending diluted shares	187,818,225	188,629,076	191,200,000	191,200,000
Book Equity per Diluted Share	$4.60	$4.58	$12.44	$4.42

(1)
Changes in Fair Value—
The adjustment for changes in fair value includes changes in fair value of loans and securities held for investment, deferred purchase price obligations, warrant liability, and minority investments.

Changes in fair value of loans and securities held for investment—
This adjustment relates to changes in the significant market or model input components of the fair value for loans and securities which are held for investment, net of related liabilities. We include an adjustment for the significant market or model input components of the change in fair value because, while based on real observable and/or predicted changes in drivers of the valuation of assets, they may be mismatched in any given period with the actual change in the underlying economics or when they will be realized in actual cash flows. We do not record this change as a separate component in our financial records, but have generated this information based on modeling and certain assumptions. Changes in fair value of loans and securities held for investment include changes in fair value for the following MSRs, loans held for investment, and related liabilities:

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
Change in Fair Value of Deferred Purchase Price Obligations
—We are obligated to pay contingent consideration to sellers of acquired businesses based on future performance of acquired businesses (Earnouts) as well as realization of tax benefits from the Business Combination (TRA Obligation). Change in fair value of deferred purchase price obligations represents impacts to revenue or expense due to changes in the estimated fair value of expected payouts as a result of changes in various assumptions, including future performance, timing and realization of tax benefits and discount rates.
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

(2)	Amortization and impairment of goodwill and intangible —Successor period amortization includes amortization of intangibles recognized from the business combination with Replay.

(3)	Equity-based compensation —Funded 85% by the non-controlling shareholders.

(4)
Certain non-recurring costs
—This adjustment relates to various one-time expenses and adjustments that management believes should be excluded as these do not relate to a recurring part of the core business operations. These items include certain one-time charges including amounts recognized for settlement of legal and regulatory matters, acquisition related expenses and other one-time charges.

(5)
Provision for income taxes
—We applied an effective combined corporate tax rate to adjusted consolidated pre-tax income (loss) for the respective period to determine the tax effect of adjusted consolidated net income (loss).

Liquidity and Capital Resources
Impact of the Business Combination
FoA is a holding company and has no material assets other than its direct and indirect ownership of Class A LLC Units. FoA has no independent means of generating revenue. FoA Equity may make distributions to its holders of Class A LLC Units, including FoA and the Continuing Unitholders, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRAs and dividends, if any, declared by it. Deterioration in the financial condition, earnings, or cash flow of FoA Equity and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, the terms of our financing arrangements, including financing lines of credit and senior notes, contain covenants that may restrict FoA Equity and its subsidiaries from paying such distributions, subject to certain exceptions. In addition, one of our subsidiaries, FAM, is subject to various regulatory capital and minimum net worth requirements as a result of their mortgage origination and servicing activities. Further, FoA Equity is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FoA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FoA Equity are generally subject to similar legal limitations on their ability to make distributions to FoA Equity.
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
TRAs
In connection with the Business Combination, concurrently with the Closing, the Company entered into TRAs with certain owners of FoA Equity prior to the Business Combination (the “TRA Parties”). The TRAs generally provide for the payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize as a result of (i) tax basis adjustments as a result of sales and exchanges of units in connection with or following the Business Combination and certain distributions with respect to units, (ii) the Company’s utilization of certain tax attributes attributable to Blackstone Tactical Opportunities Associates - NQ L.L.C., a Delaware limited partnership, Blocker GP, and (iii) certain other tax benefits related to entering into the TRAs, including tax benefits attributable to making payments under the TRAs. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state, and local tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the TRAs, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits.

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
As of June 30, 2022, the Company had a liability of $23.6 million related to its projected obligations under the TRA, which is included in deferred purchase price liabilities within payables and other liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.
Sources and Uses of Cash
Our primary sources of funds for liquidity include: (i) payments received from sale or securitization of loans; (ii) payments from the liquidation or securitization of our outstanding participating interests in loans; and (iii) advances on warehouse facilities, other secured borrowings and the unsecured senior notes.
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
Cash Flows
The following table presents net cash provided by (used in) operating activities, investing activities and financing activities (in thousands) for the six months ended June 30, 2022 and the comparable 2021 period:

	For the six months ended June 30, 2022	For the three months ended June 30, 2021	For the three months ended March 31, 2021
	Successor		Predecessor
Net cash provided by (used in):
Operating activities	$754,660	$(9,652)	$118,043
Investing activities	(1,225,918)	(337,885)	(312,047)
Financing activities	581,605	232,437	307,695

Our cash increased $110.1 million for the six months ended June 30, 2022 (Successor) compared to a decrease of $1.4 million during the comparable period in 2021.
Operating Cash Flow
Net cash provided by operating activities totaled $754.7 million for the six months ended June 30, 2022 (Successor) and $108.4 million for the comparable period in 2021.
Cash flows from operating activities increased $646.3 million for the six months ended June 30, 2022 (Successor) compared to the corresponding 2021 period. The increase was primarily attributable to a $303.9 million increase in proceeds from sale of loans held for sale, net of cash used for originations, a $228.2 reduction in cash used for changes in operating assets and liabilities, and a $114.0 million increase in other operating income (loss) net of non-cash adjustments.
Investing Cash Flow
Net cash used in investing activities totaled $1,225.9 million for the six months ended June 30, 2022 (Successor) and $649.9 million for the comparable period in 2021.
The increase of $576.0 million in cash used in our investing activities during the six months ended June 30, 2022 (Successor) compared to the 2021 period was primarily attributable to a $1,383.4 million increase in purchases and originations of loans held for investment and a $34.0 million increase in purchases and origination of loans held for investment, subject to nonrecourse debt. Cash outflows from investing activities were partially offset by an increase of $603.0 million in proceeds/payments on loans held for investment and a $183.9 million increase in proceeds from the sales of mortgage servicing rights. Additionally, the increase in cash used in investing activities during the six months ended June 30, 2022 (Successor) compared to the corresponding period in 2021 was partially offset by a reduction of $56.0 million investing cash outflows related to the acquisition of subsidiaries during 2021.
Financing Cash Flow
Net cash provided by financing activities totaled $581.6 million for the six months ended June 30, 2022 (Successor) and $540.1 million for the comparable period in 2021.
The increase of $41.5 million in cash provided by our financing activities during the six months ended June 30, 2022 (Successor) compared to the 2021 period was primarily driven by an $823.9 million increase in proceeds from the issuance of nonrecourse debt, net of payments, and a $201.1 million increase in proceeds from the securitizations of loans, subject to HMBS related obligations, net of payments. Additionally, net cash provided by our financing activities increased during the six months ended June 30, 2022 (Successor) compared to the 2021 period due to a $203.2 million financing outflow related to the settlement of CRNCI in connection with the Business Combination and member distributions of $75.0 million paid in the 2021 period. Increased cash inflows from financing activities were partially offset by a $1.3 billion decrease in proceeds from other financing lines of credit, net of payments.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratio requirements, and profitability requirements. These covenants are measured at our operating subsidiaries. The Company was in compliance or obtained waivers or amendments to the terms of financial covenants as of June 30, 2022.

Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio and liquidity requirements established by FHA for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to our operating subsidiaries, FAM and FAR, which are licensed sellers/servicers of the respective GSEs. As of June 30, 2022 and December 31, 2021, we were in compliance with all of our seller/servicer financial requirements for FHA and Ginnie Mae. For additional information see Note 18 - Liquidity and Capital Requirements within the consolidated financial statements in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2022.
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

Minimum Capital Ratio

•	In addition to the minimum net worth requirement, we are also required to hold a ratio of Tangible Net Worth to Total Assets (excluding HMBS securitizations) greater than 6%.

•	FAR received a waiver for the minimum outstanding capital requirements from Ginnie Mae.
Minimum Liquidity
The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:

•	3.5 basis points of total Agency Mortgage Servicing, plus

•	Incremental 200 basis points times the sum of the following:

•	The total UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is not in forbearance, plus

•	The total UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is in forbearance and which were delinquent at the time it entered forbearance, plus

•	30% of the UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is in forbearance and which were current at the time it entered forbearance

•	This liquidity must only be maintained to the extent this sum exceeds 6% of the total Agency Mortgage Servicing UPB.

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
Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of June 30, 2022, our debt obligations were approximately $18.0 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
Warehouse Lines of Credit
Mortgage facilities
As of June 30, 2022, our Mortgage Originations segment had $2.9 billion in warehouse lines of credit collateralized by first lien mortgages with $0.9 billion aggregate principal amount drawn through 13 funding facility arrangements with 12 active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible loans to the lender, and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2022 through 2023. Under our facilities, we generally transfer the loans at an advance rate less than the principal balance or fair value of the loans (the “haircut”), which serves as the primary credit enhancement for the lender. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities ranges from 86% to 100% of the market value or principal balance of the loans. Upon expiration, management believes it will either renew its existing warehouse facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is LIBOR or SOFR plus a spread or an alternative short term index plus a spread.
The following table presents additional information about our Mortgage Originations segment’s warehouse facilities as of June 30, 2022 (in thousands):

Mortgage Warehouse Facilities	Maturity Date	Total Capacity	June 30, 2022
Committed	March 2022 - November 2022	$475,000	$293,418
Uncommitted	March 2022 - June 2023	2,400,000	652,113

Total mortgage warehouse facilities		$2,875,000	$945,531

Reverse mortgage facilities
As of June 30, 2022, our Reverse Originations segment had $1.5 billion in warehouse lines of credit collateralized by first lien mortgages with $0.8 billion aggregate principal amount drawn through 7 funding facility arrangements with 7 active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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
The following table presents additional information about our Reverse Origination segment’s warehouse facilities as of June 30, 2022 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	June 30, 2022
Committed	June 2022 - April 2023	$500,000	$351,210
Uncommitted	August 2022 - May 2023	950,000	422,661

Total reverse warehouse facilities		$1,450,000	$773,871

Commercial loan facilities
As of June 30, 2022, our Commercial Originations segment had $0.5 billion in warehouse lines of credit collateralized by first lien mortgages and encumbered agricultural loans with $0.3 billion aggregate principal amount drawn through 5 funding facility arrangements with 4 active lenders. These facilities are either structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as loan and security agreements pursuant to which the related eligible assets are pledged as collateral for the loan from the related lender or are collateralized by first lien loans or crop loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we must transfer and pledge eligible loan collateral, and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2022 through 2024. Under our facilities, we generally transfer the loans at a haircut, which serves as the primary credit enhancement for the lender. One of our warehouse lines of credit is guaranteed and another warehouse line of credit is partially guaranteed by our wholly-owned subsidiary, FAH, the parent holding company to the commercial lending business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities generally ranges from 70% to 85% of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is SOFR, Ameribor, or fixed rate plus a spread.

The following table presents additional information about our Commercial Origination segment’s warehouse facilities as of June 30, 2022 (in thousands):

Commercial Warehouse Facilities	Maturity Date	Total Capacity	June 30, 2022
Committed	April 2023 - November 2023	$245,000	$202,710
Uncommitted	August 2022 - January 2024	225,000	79,701

Total commercial warehouse facilities		$470,000	$282,411

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

Other Secured Lines of Credit
As of June 30, 2022, our Mortgage, Reverse, and Commercial Originations segments collectively had $0.7 billion in additional secured facilities with $0.6 billion aggregate principal amount drawn through credit agreements or master repurchase agreements with 9 funding facility arrangements and 11 active lenders. These facilities are secured by, among other things, eligible asset-backed securities, MSRs, and HECM tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. One of our facilities was with Podium Mortgage Capital, LLC, who acts as a lender to us and is an affiliate of one our shareholders, Blackstone, Inc. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets are temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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
The following table presents additional information about our other secured lines of credit for our Mortgage, Reverse and Commercial Originations segments June 30, 2022 (in thousands):

Other Financing Lines of Credit	Maturity Date	Total Capacity	June 30, 2022
Committed	April 2022 - March 2026	$680,000	$536,279
Uncommitted	September 2022 - March 2026	55,198	55,198

Total other secured lines of credit		$735,198	$591,477

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
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company obtained waivers or revisions to terms of the affected covenants for the covenant violations and was in compliance with all other financial covenants as of June 30, 2022.
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
As of June 30, 2022, we had HMBS-related borrowings of $10.7 billion and HECMs pledged as collateral to the pools of $10.9 billion, both carried at fair value.
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
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include reverse mortgage loans that were previously repurchased out of a HMBS pool (“HECM Buyouts”), fix & flip securitized loans, securitized agricultural loans, and non FHA-insured non-agency reverse mortgages. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the Consolidated Statements of Financial Condition as mortgage loans held for investment, subject to nonrecourse debt, at fair value, and nonrecourse debt, at fair value. As of June 30, 2022, we had nonrecourse debt-related borrowings of $6.8 billion.
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
.
As of June 30, 2022, the Company had an outstanding advance against this commitment of $149.0 million, with a fair value of $142.4 million, for the purchase of MSRs. The Company accrued for excess servicing and ancillary fees against the outstanding advances in the amount of $4.9 million and $10.2 million, respectively, to these investors three and six months ended June 30, 2022.

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
The 7.875% senior unsecured notes contain covenants limiting, among other things, Finance of America Funding LLC’s and its restricted subsidiaries’ ability to incur certain types of additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of Finance of America Funding LLC’s assets. These incurrence based covenants are subject to important exceptions and qualifications (including any relevant exceptions for the Business Combination). Many of these covenants will cease to apply with respect to the 7.875% senior unsecured notes during any time that the 7.875% senior unsecured notes have investment grade ratings from either Moody’s Investors Service, Inc. or Fitch Ratings Inc. and no default with respect to the 7.875% senior unsecured notes has occurred and is continuing. The Company was in compliance with all required covenants related to the Notes as of June 30, 2022.
FoA’s existing owners or their affiliated entities, including Blackstone and Brian L. Libman, FoA’s founder and chairman, purchased notes in the offering in an aggregate principal amount of $135.0 million.

Contractual Obligations and Commitments
The following table provides a summary of obligations and commitments outstanding as of June 30, 2022 (in thousands). The information below does not give effect to the Business Combination or the use of proceeds therefrom.

	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Warehouse lines of credit	$1,979,592	$1,753,589	$226,003	$—	$—
MSR line of credit	162,534	42,325	—	120,209	—
Other secured lines of credit	451,163	145,318	42,500	—	263,345
Nonrecourse debt (1)	6,931,972	851,396	6,080,576	—	—
Notes payable	353,005	—	—	353,005	—
Operating leases	82,023	9,630	39,348	11,241	21,804

Total	$9,960,289	$2,802,258	$6,388,427	$484,455	$285,149

(1)	Nonrecourse MSR financing liability is excluded from this balance. See below for additional details related to the nonrecourse MSR financing liability.
In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans on the Condensed Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $10,445.7 million as of June 30, 2022.
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

	June 30, 2022
	Down 25 bps	Up 25 bps
	(in thousands)
Increase (decrease) in assets
Reverse mortgage loans held for investment, subject to HMBS related obligations	$24,012	$(23,767)
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	80,242	(82,281)
Fix & flip mortgage loans	585	(583)
Agricultural loans	211	(210)
Mortgage loans held for investment:
Reverse mortgage loans	11,396	(11,204)
Fix & flip mortgage loans	232	(231)
Agricultural loans	1	(1)
Mortgage loans held for sale:
Residential mortgage loans	6,492	(7,857)
SRL	796	(785)
Portfolio	387	(380)
MSRs	(5,810)	5,541
Other assets	399	(399)
Derivative assets:
Forward MBS	(12,757)	2,142
IRLCs	7,443	(9,009)

Total assets	$113,629	$(129,024)

	June 30, 2022
	Down 25 bps	Up 25 bps
	(in thousands)
Increase (decrease) in liabilities
HMBS related obligation	$21,680	$(21,432)
Nonrecourse debt	33,306	(43,661)
Derivative liabilities:
Forward MBS, net	950	(13,419)
Interest rate swaps and futures contracts	10,371	(10,371)

Total liabilities	$66,307	$(88,883)

Item 4.	Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, and the information described above in this Item 4, our chief executive officer and chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting discussed below.
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

Management has concluded that the material weakness continued to exist as of June 30, 2022. We identified that the controls over the accounting for significant and unusual transactions did not operate effectively with respect to application of the provisions of ASC 740 related to the accounting for the deferred tax asset related to the full impairment of goodwill generated as part of the Company’s Business Combination on April 1, 2021. While this control deficiency did not result in any revision to the financial statements included in this Quarterly Report on Form 10-Q, this deficiency, if not remediated, could have resulted in a material misstatement to our annual or interim consolidated statements that may not have been prevented or detected in a timely manner. Accordingly, we have determined that this control deficiency constitutes a material weakness.
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

In addition to the steps described above, management has previously engaged and continues to engage a third-party
tax consultant well-versed in ASC 740 to assist management in evaluating the accounting for complex tax matters. We are executing the following remediation plan that further addresses the material weakness and have implemented the changes below to our processes to improve our internal control over financial reporting:

a.
Review the organization structure, resources, processes, and controls in place to measure and record income taxes related to significant and unusual transactions to enhance the effectiveness of the design and operation of those controls.

b.	Evaluate and enhance the level of precision in the management review controls related to income taxes for significant and unusual transactions.
Management is committed to remediating the material weakness in a timely fashion. Management believes it has made substantial progress towards remediating the material weakness, subject to continuous management testing of the operating effectiveness of these internal controls. Given the steps outlined above, management believes such efforts will effectively remediate the material weakness. Management is continually assessing the effectiveness of the remediation efforts and may determine to take additional measures to address control deficiencies or modify the remediation plan described above.

The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above in this Item 4, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 15 - Litigation to our consolidated financial statements included in Part I, Item 1 of this Report.

Item 1A.	Risk Factors
We are not aware of any material changes from the risk factors set forth under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the SEC on March 15, 2022, which may be amended, supplemented, or suspended from time to time by other reports we file with the SEC (the “Form 10-K”).
In addition to the other information included in this Report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” included in the Form 10-K, as well as the factors identified under “Cautionary Note Regarding Forward-Looking Statements” at the beginning of Part I, Item 1 of this Quarterly Report and as may be updated in subsequent filings with the SEC, which could materially affect the Company’s business, financial condition or future results. The risks described in the Form 10-K and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On May 11, 2022, the Company issued 58,417 shares of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), upon the conversion by certain LLC unitholders of the same number of Class A LLC Units of Finance of America Equity Capital LLC, pursuant to the Exchange Agreement, dated April 1, 2021, between the Company, FoA Equity and the unitholders (the “Exchange Agreement”). Pursuant to the Exchange Agreement, unitholders (as defined in the Exchange Agreement) may elect to exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A Common Stock were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering. No proceeds were received by the Company as a result of the exchange.

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

3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc. (incorporated by Reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

3.2	Amended and Restated Bylaws of Finance of America Companies Inc. (incorporated by Reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.1*	Amendment to Restricted Stock Unit Award Agreement of Patricia L. Cook, dated June 20, 2022.

10.2*	Separation Agreement and General Release of all Claims, by and between Finance of America Equity Capital LLC and Patricia L. Cook, effective June 30, 2022.

10.3*	Consulting Agreement, by and between Finance of America Companies Inc. and Patricia L. Cook, dated July 1, 2022.

10.4*	Restrictive Covenant Agreement, by and between Finance of America Companies Inc. and Patricia L. Cook, effective July 1, 2022.

10.5*
Payoff and Termination Letter, by and among FACO Crop Loans LLC, as seller FACO Crop Loan Financing Trust C1, as trust subsidiary, Finance of America Mortgage LLC, as guarantor and National Founders LP, as buyer.

31.1*	Certificate of Graham A. Fleming, President and Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certificate of Graham A. Fleming, President and Interim Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit No.	Description

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.
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

Finance of America Companies Inc.

Date:	August 9, 2022	By:	/s/ Johan Gericke
Johan Gericke
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)