Form 10-Q
period 2022-09-30
Finance of America Companies Inc.
filed 2022-11-09
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-40308
_________________________
FINANCE OF AMERICA COMPANIES INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	85-3474065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5830 Granite Parkway, Suite 400, Plano, Texas	75024
(Address of Principal Executive Offices)	(Zip Code)
(877) 202-2666
Registrant's telephone number, including area code
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FOA	The New York Stock Exchange
Warrants to purchase shares of Class A Common Stock	FOA.WS	The New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 7, 2022, there were issued and outstanding 62,962,573 shares of the registrant’s Class A Common Stock, par value $0.0001, and 15 shares of the registrant's Class B Common Stock, par value $0.0001.

Finance of America Companies Inc. and Subsidiaries Quarterly Report on Form 10-Q Table of Contents

Part I - Financial Information

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that our actual results, financial condition, and liquidity may differ, possibly materially, from the anticipated results, financial condition, and liquidity in these forward-looking statements. The Company’s actual results may differ from its expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions (or the negative versions of such words or expressions) are intended to identify such forward-looking statements. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of this report. Results for any specified quarter are not necessarily indicative of the results that maybe expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. Readers are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•the possibility that the Company may be adversely affected by other economic, business and/or competitive factors in our business markets worldwide financial markets;
•the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors in our business markets and worldwide financial markets;
•our ability to obtain sufficient capital and liquidity to meet the financing and operational requirements of our business; our ability to comply with our debt agreements and pay down our substantial debt;
•our Resource Optimization Plan and its expected benefits, anticipated cost savings, financial and accounting impact, and timing;
•our ability to manage disruptions in the secondary home loan market, including the mortgage-backed securities market;
•our ability to finance and recover costs of our reverse servicing operations;
•our ability to manage changes in our licensing status, business relationships, or servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae or other governmental entities;
•economic, finance and public health disruptions caused by the COVID-19 pandemic and its unique challenges to our business, which could adversely impact our ability to originate and service mortgages, manage our portfolio of assets and provide lender services, and could also adversely impact our counterparties, liquidity and employees;
•our ability to respond to significant changes in prevailing interest rates; our geographic market concentration if the economic conditions in our current markets should decline or as a result of natural disasters;
•our use of estimates in measuring or determining the fair value of the majority of our assets and liabilities, which may require us to write down the value of these assets or write up the value of these liabilities if they prove to be incorrect;
•the engagement of our Lender Services business by our loan originator businesses may give appearance of a conflict of interest;
•third party customers of our Lender Services businesses and concerns regarding conflicts of interest within our Lender Services Businesses, due to their affiliation with the Company;
•our Lender Services business has operations in the Philippines that could be adversely affected by changes in political or economic stability or by government policies; our ability to operate in heavily regulated industries, including our mortgage loan origination and servicing activities (including lender services), which expose us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state and local levels;
•our ability to manage various legal proceedings, federal or state governmental examinations and enforcement investigations we are subject to from time to time, which may be highly complex and slow to develop, and results are difficult to predict or estimate; our ability to prevent cyber intrusions and mitigate cyber risks;
•our ability to compete with national banks, which are not subject to state licensing and operational requirements; our holding company status and dependency on distributions from Finance of America Equity Capital LLC;
•our “controlled company” status under New York Stock Exchange rules, which exempts us from certain corporate governance requirements and affords stockholders fewer protections;
•our substantial number of shares of Class A common stock issuable upon conversion of Finance of America Equity Capital LLC Units, which may dilute your investment, and the sale of which could cause significant downward pricing pressure on our stock; and
•our brief common stock trading history has been characterized by low trading volume, which may result in an inability to sell your shares at a desired price, if at all.

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements, or our objectives and plans will be achieved. Please refer to Item 1A Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022, for further information on these and other risk factors affecting us, as such factors may be amended and updated from time to time in the Company’s subsequent periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov.

Item 1. Financial Statements and Supplementary Data

Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Financial Condition (In thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$169,072	$141,238
Restricted cash	210,147	322,403
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities ("HMBS") related obligations, at fair value	10,916,551	10,556,054
Loans held for investment, subject to nonrecourse debt, at fair value	6,741,391	6,218,194
Loans held for investment, at fair value	1,307,413	1,031,328
Loans held for sale, at fair value	859,650	2,052,378
Mortgage servicing rights ("MSRs"), at fair value, $59,800 and $142,435 subject to nonrecourse MSRs financing liability, respectively	103,069	427,942
Derivative assets	89,899	48,870
Fixed assets and leasehold improvements, net	19,828	29,256
Intangible assets, net	438,300	602,900
Other assets, net	334,577	358,383
TOTAL ASSETS	$21,189,897	$21,788,946

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$10,784,841	$10,422,358
Nonrecourse debt, at fair value (includes amounts due to related parties of $0 and $142,435, respectively)	6,745,526	6,111,242
Other financing lines of credit	2,305,999	3,347,442
Payables and other liabilities	395,635	471,511
Notes payable, net (includes amounts due to related parties of $30,000 and $0, respectively)	382,810	353,383
TOTAL LIABILITIES	20,614,811	20,705,936
Commitments and Contingencies (Note 20)
EQUITY (Note 26)
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 62,959,276 shares issued and outstanding at September 30, 2022	6	6
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized, 15 shares issued and outstanding at September 30, 2022	—	—
Additional paid-in capital	876,140	831,620
Accumulated deficit	(577,272)	(443,613)
Accumulated other comprehensive loss	(367)	(110)
Noncontrolling interest	276,579	695,107
TOTAL EQUITY	575,086	1,083,010
TOTAL LIABILITIES AND EQUITY	$21,189,897	$21,788,946
See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Financial Condition (In thousands)
The following table presents the assets and liabilities of the Company's consolidated variable interest entities ("VIEs"), which are included on the Condensed Consolidated Statements of Financial Condition above, and excludes intercompany balances, retained bonds, and beneficial interests that eliminate in consolidation.

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Restricted cash	$196,062	$311,652
Loans held for investment, subject to nonrecourse debt, at fair value	6,577,569	6,099,607
Other assets, net	76,177	67,593
TOTAL ASSETS	$6,849,808	$6,478,852

LIABILITIES
Nonrecourse debt, at fair value	$6,525,382	$5,857,069
Payables and other liabilities	778	428
TOTAL LIABILITIES	$6,526,160	$5,857,497

NET CARRYING VALUE OF ASSETS SUBJECT TO NONRECOURSE DEBT	$323,648	$621,355

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except share data)

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
REVENUES
Gain on sale and other income from loans held for sale, net	$36,179	$226,336	$210,095	$397,672	$291,334
Net fair value gains (losses) on loans and related obligations	(6,376)	5,672	122,509	253,660	76,663
Fee income	70,512	316,798	145,725	236,589	161,371
Net interest expense:
Interest income	12,022	41,748	15,862	29,013	12,661
Interest expense	(41,236)	(110,900)	(37,691)	(71,317)	(34,366)
Net interest expense	(29,214)	(69,152)	(21,829)	(42,304)	(21,705)
TOTAL REVENUES	71,101	479,654	456,500	845,617	507,663

EXPENSES
Salaries, benefits, and related expenses	146,385	549,755	262,000	536,731	238,530
Occupancy, equipment rentals, and other office related expenses	7,003	22,103	8,283	15,003	7,597
General and administrative expenses	105,533	361,613	141,595	260,896	127,187
TOTAL EXPENSES	258,921	933,471	411,878	812,630	373,314
IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS	(138,184)	(138,184)	—	—	—
OTHER, NET	21,330	41,234	9,928	7,825	(8,892)
NET INCOME (LOSS) BEFORE INCOME TAXES	(304,674)	(550,767)	54,550	40,812	125,457
Provision (benefit) for income taxes	(2,974)	(17,249)	4,440	5,526	1,137
NET INCOME (LOSS)	(301,700)	(533,518)	50,110	35,286	124,320
Contingently Redeemable Noncontrolling Interest ("CRNCI")	—	—	—	—	4,260
Noncontrolling interest	(217,214)	(399,859)	28,726	11,637	201
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(84,486)	$(133,659)	$21,384	$23,649	$119,859

EARNINGS PER SHARE (Note 25)
Basic weighted average shares outstanding	62,804,809	61,993,353	59,861,171	59,871,386	N/A
Basic net earnings (loss) per share	$(1.35)	$(2.16)	$0.36	$0.39	N/A

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except share data)

Diluted weighted average shares outstanding	62,804,809	188,375,945	191,161,431	191,180,610	N/A
Diluted net earnings (loss) per share	$(1.35)	$(2.34)	$0.22	$0.17	N/A
See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
NET INCOME (LOSS)	$(301,700)	$(533,518)	$50,110	$35,286	$124,320
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	(105)	(257)	(65)	(92)	(11)
TOTAL COMPREHENSIVE INCOME (LOSS)	(301,805)	(533,775)	50,045	35,194	124,309
Less: Comprehensive income (loss) attributable to the noncontrolling interest and CRNCI	(217,285)	(400,033)	28,681	11,573	4,461
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(84,520)	$(133,742)	$21,364	$23,621	$119,848

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Equity (Unaudited) (In thousands)

	FoA Equity Capital LLC Member's Equity	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Predecessor:
Balance at December 31, 2020	$628,176	$9	$(145)	$628,040
Contributions from members	1,426	—	—	1,426
Distributions to members	(75,000)	—	—	(75,000)
Noncontrolling interest distributions	—	—	(620)	(620)
Net income	119,859	—	201	120,060
Accretion of CRNCI to redemption price	(32,725)	—	—	(32,725)
Foreign currency translation adjustment	—	(11)	—	(11)
Balance at March 31, 2021	$641,736	$(2)	$(564)	$641,170

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Equity (Unaudited) (In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Successor:
Balance at April 1, 2021	59,881,714	$6	7	$—	$758,243	$(71,813)	$—	131,318,286	$1,658,545	$2,344,981
Net income	—	—	—	—	—	23,649	—	—	11,637	35,286
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	24	24
Noncontrolling interest distributions	—	—	—		—	—	—	—	(555)	(555)
Equity based compensation, net	—	—	—	—	61,314	—	—	—	—	61,314
Conversion of LLC Units for Class A Common Stock (Note 26 - Equity)	—	—	—	—	—	—	—	—	—	—
Settlement of LTIP RSUs, net (Note 25 - Earnings Per Share)	829,222	—	—	—	9,290	—	—	(829,222)	(10,543)	(1,253)
Settlement of other RSUs (Note 25 - Earnings Per Share)	—	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 26 - Equity)	(1,774,192)	—	—	—	(7,531)	—	—	—	—	(7,531)
Ownership change reclassification	—	—	(1)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(92)	—	—	(92)
Balance at September 30, 2021	58,936,744	$6	6	$—	$821,316	$(48,164)	$(92)	130,489,064	$1,659,108	$2,432,174

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Equity (Unaudited) (In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Balance at December 31, 2021	60,755,069	$6	15	$—	$831,620	$(443,613)	$(110)	128,693,867	$695,107	$1,083,010
Net loss	—	—	—	—	—	(133,659)	—	—	(399,859)	(533,518)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	42	42
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(248)	(248)
Equity based compensation, net	—	—	—	—	36,618	—	—	—	—	36,618
Conversion of LLC Units for Class A Common Stock (Note 26 - Equity)	111,209	—	—	—	466	—	—	(111,209)	(552)	(86)
Settlement of LTIP RSUs, net (Note 25 - Earnings Per Share)	3,749,057	—	—	—	13,086	—	—	(3,749,057)	(17,911)	(4,825)
Settlement of other RSUs (Note 25 - Earnings Per Share)	346,133	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 26 - Equity)	(2,002,192)	—	—	—	(5,650)	—	—	—	—	(5,650)
Foreign currency translation adjustment	—	—	—	—	—	—	(257)	—	—	(257)
Balance at September 30, 2022	62,959,276	$6	15	$—	$876,140	$(577,272)	$(367)	124,833,601	$276,579	$575,086

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Equity (Unaudited) (In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Balance at June 30, 2022	62,474,553	$6	15	$—	$860,232	$(492,786)	$(262)	125,413,507	$496,010	$863,200
Net income loss	—	—	—	—	—	(84,486)	—	—	(217,214)	(301,700)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(56)	(56)
Equity based compensation, net	—	—	—	—	15,735	—	—	—	—	15,735
Conversion of LLC Units for Class A Common Stock (Note 26 - Equity)	3,096	—	—	—	42	—	—	(3,096)	(12)	30
Settlement of LTIP RSUs, net (Note 25 - Earnings Per Share)	576,810	—	—	—	2,075	—	—	(576,810)	(2,149)	(74)
Settlement of other RSUs (Note 25 - Earnings Per Share)	252,678	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 26 - Equity)	(347,861)	—	—	—	(1,944)	—	—	—	—	(1,944)
Foreign currency translation adjustment	—	—	—	—	—	—	(105)	—	—	(105)
Balance at September 30, 2022	62,959,276	$6	15	$—	$876,140	$(577,272)	$(367)	124,833,601	$276,579	$575,086

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the nine months ended September 30, 2022	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor		Predecessor
Operating Activities
Net income (loss)	$(533,518)	$35,286	$124,320
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	1,594,533	(107,899)	(6,277)
Net cash provided by (used in) operating activities	1,061,015	(72,613)	118,043

Investing Activities
Purchases and originations of loans held for investment	(5,259,356)	(2,658,540)	(1,151,925)
Proceeds/payments received on loans held for investment	1,712,364	1,446,930	677,777
Purchases and origination of loans held for investment, subject to nonrecourse debt	(89,907)	(25,081)	(12,247)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	1,551,340	556,466	217,452
Purchases of debt securities	(9,565)	(1,449)	(557)
Proceeds/payments on debt securities	2,249	3,238	2,096
Purchases of MSRs	—	(2,352)	(9,014)
Proceeds on sale of MSRs	454,106	2,501	7,765
Acquisition of subsidiaries, net of cash acquired	—	(22,838)	(749)
Acquisition of fixed assets	(9,195)	(8,636)	(4,178)
Payments on deferred purchase price liability	(8,000)	(311)	(657)
Debtor in possession ("DIP") Financing	—	—	(35,260)
Other investing activities, net	(153)	—	(2,550)
Net cash used in investing activities	(1,656,117)	(710,072)	(312,047)

Financing Activities
Proceeds from issuance of HMBS related obligations	2,481,514	1,587,902	602,172
Payments of HMBS related obligations	(1,945,207)	(1,221,327)	(506,142)
Proceeds from issuance of nonrecourse debt	2,678,347	1,270,334	579,518
Payments on nonrecourse debt	(1,655,080)	(809,184)	(658,300)
Proceeds from other financing lines of credit	18,936,854	18,451,706	10,027,696
Payments on other financing lines of credit	(19,978,296)	(18,401,507)	(9,660,588)
Debt issuance costs	(1,338)	(1,342)	(2,467)
Payment of withholding taxes relating to equity-based compensation	(5,650)	—	—
Member distributions	—	—	(75,000)
Settlement of CRNCI	—	(203,216)	—
Other financing activities, net	(207)	(531)	806
Net cash provided by financing activities	510,937	672,835	307,695
Foreign currency translation adjustment	(257)	(15)	(7)
Net increase (decrease) in cash and restricted cash	(84,422)	(109,865)	113,684
Cash and restricted cash, beginning of period	463,641	626,827	539,363
Cash and restricted cash, end of period	$379,219	$516,962	$653,047

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the nine months ended September 30, 2022	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor		Predecessor
Supplementary Cash Flows Information
Cash paid for interest	$194,179	$124,312	$50,071
Cash paid for income taxes, net	46	1,882	63
Loans transferred to loans held for investment, at fair value, from loans held for investment, subject to nonrecourse debt, at fair value	803,648	242,650	283,428
Loans transferred to loans held for investment, subject to nonrecourse debt, at fair value, from loans held for investment, at fair value	3,608,016	1,309,669	272,098
Loans transferred to loans held for investment, subject to HMBS, at fair value, from loans held for investment, at fair value	2,053,387	1,393,897	42,909

See accompanying notes to unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Description of Business
Finance of America Companies Inc. ("FoA", "Company", or "Successor") was incorporated in Delaware on October 9, 2020. FoA is a financial services holding company which, through its operating subsidiaries, is a leading originator and servicer of residential mortgage loans and provider of complementary financial services.
FoA has a controlling financial interest in Finance of America Equity Capital LLC ("FoA Equity" or "Predecessor"). FoA Equity owns all of the outstanding equity interests in Finance of America Funding LLC ("FOAF"). FOAF wholly owns Finance of America Holdings LLC ("FAH") and Incenter LLC ("Incenter" and collectively, with FoA Equity, FOAF, and FAH, known as "holding company subsidiaries").
The Company, through its FAH holding company subsidiary, operates two lending companies, Finance of America Mortgage LLC ("FAM) and Finance of America Reverse ("FAR") (collectively, the "operating lending subsidiaries"). Effective January 1, 2022, the Company's operating lending subsidiary Finance of America Commercial LLC ("FACo"), which previously operated as a separate operating lending subsidiary under FAH, merged with FAM, with FAM being the surviving operating lending subsidiary. Through FAM and FAR, the Company originates, purchases, sells, and securitizes conventional (conforming to the underwriting standards of Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"); collectively referred to as government sponsored entities ("GSEs")), government-insured (FHA), government guaranteed (VA), and proprietary non-agency residential and reverse mortgages. FAM (prior to January 1, 2022 through FACo) also originates or acquires a variety of commercial mortgage loans made to owners and investors of single and multi-family residential rental properties, as well as government-insured agricultural loans made to farmers to fund their inputs and operating expenses for the upcoming growing season. Additionally, FAM originates or acquires secured and unsecured home improvement loans or receivables. The Company, through its Incenter holding company subsidiary, has operating service companies (the "operating service subsidiaries" and together with the operating lending subsidiaries, the "operating subsidiaries") which provide lender services, title services, secondary markets advisory services, mortgage trade brokerage, appraisal, and capital management services to customers in the residential mortgage, student lending, and commercial lending industries. Incenter operates a foreign branch in the Philippines for fulfillment transactional support.
On October 20, 2022, the Board of Directors (the “Board”) of the Company authorized a plan to discontinue substantially all of the operations of the Company’s Mortgage Originations segment to strategically optimize and invest in the Company’s Reverse Originations, Commercial Originations, Lender Services and Portfolio Management segments. This plan will commence in the fourth quarter of 2022 and is expected to be substantially completed by the end of 2022. Refer to Note 27 - Subsequent Events for additional information.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements comprise the financial statements of FoA and its controlled subsidiaries for the Successor three and nine months ended September 30, 2022, three and six months ended September 30, 2021, and the financial statements of FoA Equity and its controlled subsidiaries for the Predecessor three months ended March 31, 2021. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial condition as of September 30, 2022 and its results of operations and cash flows for the Successor three and nine months ended September 30, 2022, three and six months ended September 30, 2021, and the Predecessor three months ended March 31, 2021. The Condensed Consolidated Statement of Financial Condition at December 31, 2021 was derived from audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for any future period or for the full year. The condensed consolidated financial statements, including the significant accounting policies, should be read in conjunction with the consolidated financial statements and notes for the period ended December 31, 2021 within the Company's Annual Report on Form 10-K. There have not been any material changes to our critical accounting policies and estimates as disclosed in the Annual Report on Form 10-K.
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
Tax Receivable Agreement Obligation
In connection with the Business Combination, concurrently with the Closing, the Company entered into TRAs with certain owners of FoA Equity prior to the Business Combination (the "TRA Parties"). The TRAs generally provide for payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of units in connection with or following the Business Combination and certain distributions with respect to units, (ii) the Company’s utilization of certain tax attributes attributable to Blackstone Tactical Opportunities Associates - NQ L.L.C., a Delaware limited partnership, shareholders ("Blocker GP"), and (iii) certain other tax benefits related to entering into the TRAs, including tax benefits attributable to making payments under the TRAs. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state and local tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the TRAs, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits.
The payments under the TRAs are not conditioned upon continued ownership of FoA or FoA Equity by the Continuing Unitholders.
The Company accounts for the effects of these increases in tax basis and associated payments under the TRAs arising from exchanges in connection with the Business Combination as follows:
•records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted U.S. federal and state tax rates at the date of the exchange;
•to the extent we estimate that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, the Company reduces the deferred tax asset with a valuation allowance; and
•initial measurement of the obligations was at fair value on the date of the Business Combination. Subsequently, the liability will be remeasured at fair value each reporting period, with any changes in fair value recognized in other, net, in the Condensed Consolidated Statements of Operations.
The Company records obligations under the TRAs resulting from exchanges subsequent to the Business Combination, as they occur, at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in capital. If the Company determines that it is no longer probable that a related contingent payment will be required based on expected future cash flows, a reversal of the liability will be recorded through earnings. For the period ended September 30, 2022, the Company determined that the contingent liability portion of the TRA obligation is no longer probable of occurring, which is consistent with the Company’s need to record the associated valuation allowance against the deferred tax assets (for more information regarding the valuation allowance see Note 24 - Income Taxes), and has recorded an adjustment through other, net, in the Condensed Consolidated Statements of Operations to release the previously estimated contingent TRA liabilities.
As of September 30, 2022 and December 31, 2021, the Company had a liability of $4.9 million and $29.4 million, respectively, which is included in deferred purchase price liabilities within payables and other liabilities on the Condensed Consolidated Statements of Financial Condition.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Adopted Accounting Guidance

Standard	Description	Effective Date	Effect on Condensed Consolidated Financial Statements
ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation(Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity - Classified Written Call Options	The amendments in this Update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share.	January 1, 2022	The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures, as the Company does not currently issue freestanding written call options.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Issued Accounting Guidance, Not Yet Adopted as of September 30, 2022

Standard	Description	Date of Planned Adoption	Effect on Condensed Consolidated Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ASU 2021-01, Reference Rate Reform (Topic 848): Codification Clarification	The amendments in this Update provide temporary optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate ("LIBOR") or other interbank offered rates expected to be discontinued.

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

In April 2022, FASB released a proposed ASU that would amend the guidance on reference rate reform in ASC Topic 848 and ASC 815. Specifically, the proposal would defer the effective date of the guidance’s sunset date provision to December 31, 2024 (originally December 31, 2022), thereby extending the period over which entities can apply the guidance in ASU 2020-04,8 which provides “optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.” In addition, the proposal would amend the definition of the secured overnight financing rate ("SOFR"), as used in ASU 2018-16,9 to “include other versions of SOFR, such as SOFR term, as a benchmark interest rate under Topic 815.”	TBD	This ASU is effective from March 12, 2020 through December 31, 2022.

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

3. Variable Interest Entities and Securitizations
The Company determined that the special purpose entities ("SPEs") created in connection with its securitizations are VIEs. A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests has both the power to direct the activities that significantly impact the VIE's economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
In February 2022, FAR executed its optional redemption of outstanding securitized notes related to outstanding nonperforming home equity conversion mortgage ("HECM") securitizations. As part of the optional redemption, FAR paid off notes with an outstanding principal balance of $488.2 million. The notes were paid off at par. As a result of the optional redemption, FAR is no longer required to consolidate this securitization trust and the outstanding loans with unpaid principal balance of $506.6 million were included in loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition unless included in a subsequent securitization.
In August 2022, FAR executed its optional redemption of outstanding securitized notes related to outstanding nonperforming HECM securitizations. As part of the optional redemption, FAR paid off notes with an outstanding principal balance of $337.4 million. The notes were paid off at par. As a result of the optional redemption, the Company will no longer be required to consolidate this securitization trust and the outstanding loans with unpaid principal balance in the amount of $363.0 million were included in loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition unless included in a subsequent securitization.
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
Servicing Securitized Loans
In their capacity as servicer of the securitized loans, FAM (prior to January 1, 2022, through FACo) and FAR retain the power to direct the VIE's activities that most significantly impact the VIE's economic performance. FAM (prior to January 1, 2022, through FACo) and FAR also retain certain beneficial interests in these trusts which provide exposure to potential gains and losses based on the performance of the trust. As FAM (prior to January 1, 2022, through FACo) and FAR have both the power to direct the activities that significantly impact the VIE's economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the definition of primary beneficiary is met and the trusts are consolidated by the Company through its FAM (prior to January 1, 2022, through FACo) and FAR subsidiaries.
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the Successor three and nine months ended September 30, 2022, six months ended September 30, 2021 or the Predecessor period three months ended March 31, 2021.
The following table presents the assets and liabilities of the Company's consolidated VIEs, which are included in the Condensed Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	September 30, 2022	December 31, 2021
ASSETS
Restricted cash	$196,062	$311,652
Loans held for investment, subject to nonrecourse debt, at fair value	6,577,569	6,099,607
Other assets, net	76,177	67,593
TOTAL ASSETS	$6,849,808	$6,478,852

LIABILITIES
Nonrecourse debt, at fair value	$6,788,437	$6,088,298
Payables and other liabilities	778	428
TOTAL VIE LIABILITIES	6,789,215	6,088,726
Retained bonds and beneficial interests eliminated in consolidation	(263,055)	(231,229)
TOTAL CONSOLIDATED LIABILITIES	$6,526,160	$5,857,497
Unconsolidated VIEs
FAM
Hundred Acre Wood Trust ("HAWT")
FAM securitizes certain of its interests in agency-eligible residential mortgage loans. The transactions provide investors with the ability to invest in a pool of mortgage loans secured by one-to-four-family residential properties and provide FAM with access to liquidity for these assets and ongoing servicing fees. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. In 2021, FAM executed certain securitizations, where FAM's beneficial interest in the securitization is limited to its U.S. Risk Retention Certificates, a 5% eligible vertical interest in the Trust. The Company determined that the securitization structures meets the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and that the contractual role as servicer is not a variable interest. The transfer of the loans to the VIEs was determined to be a sale. The Company derecognized the mortgage loans and did not consolidate the trusts.
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
The following table presents a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor and that were not consolidated by the Company (in thousands):

	September 30, 2022	December 31, 2021
Unconsolidated securitization trusts:
Total collateral balances – Unpaid Principal Balance ("UPB")	$1,009,386	$1,085,340
Total certificate balances	$1,009,386	$1,085,340

As of September 30, 2022 and December 31, 2021, there were $0.7 million and $0.4 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due.
Cavatica Asset Participation Trust ("CAPT")
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
As of September 30, 2022, the consolidated balance of the agricultural loans transferred to the VIE and the related nonrecourse liability had a fair value of $163.8 million and $160.3 million, respectively. As of December 31, 2021, the consolidated balance of the agricultural loans transferred to the VIE and the related nonrecourse liability had a fair value of $118.6 million and $111.7 million, respectively.
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

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy for the Successor three and nine months ended September 30, 2022, six months ended September 30, 2021, or for the Predecessor three months ended March 31, 2021.
Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and the details of the valuation models, key inputs to those models and significant assumptions utilized. Within the assumption tables presented, not meaningful ("NM") refers to a range of inputs that is too broad to provide meaningful information to the user or to an input that has no range and consists of a single data point.
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
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of loans held for investment, subject to HMBS related obligations, for the periods indicated:

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	23.2%	NM	20.8%
Loss frequency	NM	3.9%	NM	4.5%
Loss severity	2.4% - 9.5%	2.6%	3.1% - 7.7%	3.3%
Discount rate	NM	5.2%	NM	2.4%
Average draw rate	NM	1.1%	NM	1.1%

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

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
HECM Buyouts - Securitized (Nonperforming)
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of nonperforming securitized HECM buyouts for the periods indicated:

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	39.5%	NM	41.2%
Loss frequency	23.1% - 100.0%	50.6%	25.0% - 100%	59.5%
Loss severity	2.4% - 9.5%	4.4%	3.1% - 7.7%	4.3%
Discount rate	NM	8.6%	NM	4.1%

HECM Buyouts - Securitized (Performing)
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of performing securitized HECM buyouts for the periods indicated:

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	NM	8.3	NM	9.0
Conditional repayment rate	NM	15.1%	NM	13.3%
Loss severity	2.4% - 9.5%	4.9%	3.1% - 7.7%	7.7%
Discount rate	NM	8.2%	NM	3.7%

Non-Agency Reverse Mortgage - Securitized
The following table presents the significant unobservable assumptions used in the fair value measurements of securitized non-agency reverse mortgage loans for the periods indicated:

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	NM	9.4	NM	7.5
Loan to value	0.0% - 73.0%	42.6%	0.1% - 64.7%	43.4%
Conditional repayment rate	NM	15.0%	NM	18.6%
Loss severity	NM	10.0%	NM	10.0%
Home price appreciation	(6.8)% - 6.3%	3.8%	(4.6)% - 14%	4.7%
Discount rate	NM	7.2%	NM	3.6%

Commercial Mortgage Loans
Fix & Flip - Securitized
The securitized Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from 3 - 39 months. This product is valued using a discounted cash flow ("DCF") model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company utilized the following weighted average assumptions in estimating the fair value of securitized Fix & Flip mortgage loans for the periods indicated:

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (SMM)	NM	10.5%	NM	14.1%
Discount rate	NM	10.2%	NM	5.7%
Loss rate	NM	0.5%	0.3% - 69.0%	0.6%

The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided above are based upon the range of inputs utilized for each securitization trust.
Loans Held for Investment, at Fair Value
Reverse Mortgage Loans
Reverse mortgage loans held for investment, at fair value, consists of originated or purchased HECM and non-agency reverse mortgage loans not yet securitized, unsecuritized tails, and certain HECMs purchased out of Ginnie Mae HMBS ("Inventory Buyouts") that the Company intends for future securitization transfers.
Originated or purchased HECM loans held for investment are valued predominantly by utilizing forward HMBS prices for similar pool characteristics and based on observable market data. These amounts are further adjusted to include future cash flows that would be earned for servicing the HECM loan over the life of the asset.
Unsecuritized tails consists of performing and nonperforming repurchased loans. The fair value of performing unsecuritized tails are valued at current pricing levels for similar Ginnie Mae HMBS. The fair value of nonperforming unsecuritized tails is based on expected claim proceeds from the U.S Department of Housing and Urban Development ("HUD") upon assignment of the loans.
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
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of Inventory Buyouts classified as loans held for investment, at fair value for the periods indicated:

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	44.6%	NM	43.2%
Loss frequency	NM	54.3%	NM	59.4%
Loss severity	2.4% - 9.5%	5.9%	3.1% - 7.7%	3.8%
Discount rate	NM	8.6%	NM	4.1%

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
The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of non-agency reverse mortgage loans classified as loans held for investment, at fair value for the periods indicated:

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	NM	11.7	NM	9.2
Loan to value	0.1% - 64.7%	43.6%	0.2% - 68.7%	47.8%
Conditional repayment rate	NM	13.6%	NM	14.8%
Loss severity	NM	10.0%	NM	10.0%
Home price appreciation	(6.8)% - 6.3%	3.6%	(4.6)%-14.0%	4.4%
Discount rate	NM	7.1%	NM	3.6%

Commercial Mortgage Loans
Fix & Flip
The Fix & Flip loans are short-term loans for individual real estate investors, with terms ranging from 9 - 31 months. This product is valued using a DCF model. The Company classifies these mortgage loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following weighted average assumptions in estimating the fair value of Fix & Flip loans for the periods indicated:

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (SMM)	NM	14.0%	NM	11.9%
Discount rate	10.2% - 14.8%	10.3%	5.7% - 10.0%	5.9%
Loss rate	NM	0.3%	NM	0.4%

Agricultural Loans
The agricultural loans are government-insured loans made to farmers to fund their inputs and operating expenses for the upcoming growing season with terms ranging from 14 - 24 months. The product is valued using a DCF model. The Company classifies these loans as Level 3 assets within the GAAP hierarchy.
The Company utilized the following assumptions in estimating the fair value of agricultural loans for the periods indicated:

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Discount rate	NM	9.3%	NM	4.8%
Prepayment rate (SMM)	NM	17.6%	9.0% - 100.0%	22.1%
Default rate (CDR)	0.0% - 1.0%	0.9%	0.0% - 0.7%	0.9%
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
Loans valued using observable market prices for identical or similar assets – This includes all mortgage loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available. The Company classifies these valuations as Level 2 assets within the GAAP hierarchy. During periods of illiquidity of the mortgage marketplace, it may be necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and place more reliance on the valuations using internal models. Due to limited sales activity and periodically unobservable prices in certain of the Company’s markets, certain mortgage loans held for sale portfolios may transfer from Level 2 to Level 3 in future periods.
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
Commercial Mortgage Loans
The Company primarily originates two separate commercial loan products that it classifies as held for sale: Single Rental Loan ("SRL") and Portfolio Lending.
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
The Company utilized the following weighted average assumptions in estimating the fair value of SRL mortgage loans held for sale for the periods indicated:

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (CPR)	18.1% - 25.0%	18.8%	1.0% - 17.1%	14.2%
Discount rate	NM	7.9%	NM	3.3%
Default rate (CDR)	NM	1.0%	1.0% - 57.2%	2.2%

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
The Company utilized the following weighted average assumptions in estimating the fair value of Portfolio Lending mortgage loans held for sale for the periods indicated:

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Prepayment rate (CPR)	0.0% - 20.1%	14.3%	0.0% - 14.5%	8.7%
Discount rate	NM	7.9%	NM	3.9%
Default rate (CDR)	NM	1.0%	1.0% - 54.0%	3.2%

MSRs
As of September 30, 2022 and December 31, 2021, the Company valued MSRs internally. The significant assumptions utilized to determine fair value are projected prepayments using the Public Securities Association Standard Prepayment Model, discount rates, and projected servicing costs that vary based on the loan type and delinquency. The Company classifies these valuations as Level 3 assets within the GAAP hierarchy since they are dependent on unobservable inputs.
Fair value is derived through a DCF analysis and calculated using a computer pricing model. This computer valuation is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions (Prepayment speed assumptions ("PSA"), discount rate, etc.). The assumptions taken into account by the pricing model are those which many active purchasers of servicing employ in their evaluations of portfolios for sale in the secondary market. The unique characteristics of the secondary servicing market often dictate adjustments to parameters over short periods of time.
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
The following tables summarize certain information regarding the servicing portfolio of retained MSRs for the periods indicated:

	September 30, 2022	December 31, 2021
Capitalization servicing rate	1.2%	1.1%
Capitalization servicing multiple	4.8	4.4
Weighted average servicing fee (in basis points)	26	25

The Company utilized the following weighted average assumptions in estimating the fair value of MSRs:

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average prepayment speed (CPR)	0.9% - 7.9%	5.8%	0.0% - 12.8%	8.3%
Discount rate	NM	11.7%	NM	8.5%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions (in thousands):

	September 30, 2022
	Weighted Average Prepayment Speed	Discount Rate
Impact on fair value of 10% adverse change	$(2,397)	$(4,402)
Impact on fair value of 20% adverse change	$(4,666)	$(8,461)

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
Derivative Assets and Liabilities
Some of the derivatives held by the Company are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract, therefore, these contracts are classified as Level 1 in the fair value hierarchy. The Company executes derivative contracts, including forward MBS commitments, To Be Announced Securities ("TBAs"), interest rate swaps, futures contracts, and loan purchase commitments ("LPCs") as part of its overall risk management strategy related to its mortgage, reverse mortgage, and commercial loan portfolios. The value of the LPCs is estimated using current market prices for HMBS and are considered Level 2 in the fair value hierarchy. TBAs are valued based on forward dealer marks from the Company's approved counterparties and are considered Level 2 in the fair value hierarchy. The value of interest rate swaps and futures contracts is based on the exchange price or dealer market prices. The Company classifies interest rate swaps as Level 2 in the fair value hierarchy. The Company classifies futures contracts as Level 1 in the fair value hierarchy. The value of the forward MBS is based on forward prices with dealers in such securities or internally-developed third party models utilizing observable market inputs. The Company classifies forward MBS as Level 2 in the fair value hierarchy.
In addition, the Company enters into Interest Rate Lock Commitments ("IRLCs") with prospective borrowers. Commitments to fund residential mortgage loans with potential borrowers are a binding agreement to lend funds at a specified interest rate within a specified period of time. The fair value of IRLCs is derived from the fair value of similar mortgage loans or bonds, which is based on observable market data. Changes to the fair value of IRLCs are recognized based on changes in interest rates, changes in the probability that the commitment will be exercised (pull through factor), and the passage of time. The expected net future cash flows related to the associated servicing of the loan are included in the fair value measurement of IRLCs. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. Given the unobservable nature of the pull through factor, IRLCs are classified as Level 3 in the fair value hierarchy. The pull through factor is considered to be a significant unobservable assumption.
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

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	23.2%	NM	20.8%
Discount rate	NM	5.2%	NM	2.3%

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
The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for prepayment and discount rates. The following table presents the weighted average significant unobservable assumptions used in the fair value measurements of nonrecourse debt for the periods indicated:

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Performing/Nonperforming HECM securitizations
Weighted average remaining life (in years)	1.8 - 1.9	1.9	0.2 - 0.8	0.5
Conditional repayment rate	18.7% - 22.8%	21.0%	30.8% - 54.4%	43.5%
Discount rate	NM	8.2%	NM	2.3%

Securitized Non-Agency Reverse
Weighted average remaining life (in years)	0.5 - 11.2	6.7	1.0 - 2.3	1.6
Conditional repayment rate	11.9% - 31.6%	16.9%	18.4% - 35.9%	28.2%
Discount rate	NM	7.1%	NM	2.2%

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
The Company's valuation considers assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for prepayment and discount rates. The Company estimates prepayment speeds giving consideration that the Company may in the future transfer additional loans to the trust, subject to the availability of funds provided for within the trust. The following table presents the significant unobservable assumptions used in the fair value measurements of nonrecourse debt for the periods indicated:

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in months)	NM	5.1	NM	4.0
Weighted average prepayment speed (SMM)	NM	13.7%	NM	14.0%
Discount rate	NM	7.6%	NM	3.1%

Deferred Purchase Price Liabilities
Deferred purchase price liabilities are measured using a present value of future payments which considers various assumptions, including future loan origination volumes, projected earnings and discount rates. The significant unobservable assumption is the discount rate. As of September 30, 2022 and December 31, 2021, the Company utilized a discount rate of 8% and 35%, respectively, to value the deferred purchase price liabilities. As this value is largely based on unobservable inputs, the Company classifies this liability as Level 3 in the fair value hierarchy.
Tax Receivable Agreements ("TRA") Obligation
The fair value of the TRA obligation resulting from the exchanges at the Business Combination Closing Date is derived through the use of a DCF model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, an assumed weighted average state and local income tax rate, and a 30.2% and 13.5% discount rate at September 30, 2022 and December 31, 2021, respectively, applied to future payments under the Tax Receivable Agreements. The Company classifies the TRA obligation as Level 3 in the fair value hierarchy.
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
The Company classifies the valuations of the nonrecourse MSR financing liability as Level 3 in the fair value disclosures.
The Company utilized the following weighted average assumptions in estimating the fair value of the outstanding nonrecourse MSR financing liability:

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average prepayment speed (CPR)	1.3% - 6.4%	4.7%	2.0% - 11.0%	7.7%
Discount rate	12.6%	12.6%	8.1% - 10.1%	9.1%
Weighted average delinquency rate	NM	1.7%	NM	1.3%

Retained Bonds, at Fair Value
The retained bonds, at fair value, represents the U.S. Risk Retention Certificates, a 5% eligible vertical interest in the Company's unconsolidated VIEs: HAWT 2021-INV1, HAWT 2021-INV2, and HAWT 2021-INV3. The beneficial interests retained consist of an interest in each class of securities issued by the Trust. Because of the nature of the

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
valuation inputs and due to the lack of observable market prices or data the Company classifies retained bonds as Level 3 assets within the GAAP hierarchy. Quarterly, management obtains third party valuations to assess the reasonableness of the fair value calculations provided by the internal valuation model. The following table presents the weighted average significant unobservable assumptions used in the fair value measurement of retained bonds for the period indicated:

	September 30, 2022		December 31, 2021
Unobservable Assumptions	Range	Weighted Average	Range	Weighted Average
Weighted average remaining life (in years)	2.4 - 24.3	4.9	2.6 - 25.0	5.1
Discount rate	(16.6)% - 12.2%	7.1%	1.9% - 8.2%	2.7%
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
Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$10,916,551	$—	$—	$10,916,551
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	6,285,773	—	—	6,285,773
Fix & flip mortgage loans	455,618	—	—	455,618
Loans held for investment:
Reverse mortgage loans	1,126,483	—	—	1,126,483
Fix & flip mortgage loans	137,367	—	—	137,367
Agricultural loans	43,563	—	—	43,563
Loans held for sale:
Residential mortgage loans	629,877	—	600,439	29,438
SRL	147,872	—	—	147,872
Portfolio	81,901	—	—	81,901
MSRs	103,069	—	—	103,069
Derivative assets:
IRLCs and LPCs	3,678	—	4	3,674
Forward MBS and TBAs	32,254	—	32,254	—
Interest rate swaps and futures contracts	53,967	53,967	—	—
Other assets:
Investments	1,000	—	—	1,000
Retained bonds	43,206	—	—	43,206
Total assets	$20,062,179	$53,967	$632,697	$19,375,515

Liabilities
HMBS related obligations	$10,784,841	$—	$—	$10,784,841
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	6,525,382	—	—	6,525,382
Nonrecourse commercial loan financing liability	160,344	—	—	160,344
Nonrecourse MSR financing liability	59,800	—	—	59,800
Deferred purchase price liabilities:
Deferred purchase price liabilities	4,852	—	—	4,852
TRA obligation	4,855	—	—	4,855
Derivative liabilities:
IRLCs and LPCs	13,740	—	—	13,740
Forward MBS and TBAs	97	—	97	—
Warrant liability	1,867	1,867	—	—
Total liabilities	$17,555,778	$1,867	$97	$17,553,814

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$10,556,054	$—	$—	$10,556,054
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,823,301	—	—	5,823,301
Fix & flip mortgage loans	394,893	—	—	394,893
Loans held for investment:
Reverse mortgage loans	940,604	—	—	940,604
Fix & flip mortgage loans	62,933	—	—	62,933
Agricultural loans	27,791	—	—	27,791
Loans held for sale:
Residential mortgage loans	1,902,952	—	1,885,627	17,325
SRL	98,852	—	—	98,852
Portfolio	50,574	—	—	50,574
MSRs	427,942	—	—	427,942
Derivative assets:
IRLCs and LPCs	24,786	—	1,564	23,222
Forward MBS and TBAs	1,250	—	1,250	—
Interest rate swaps and futures contracts	22,834	22,834	—	—
Other assets:
Investments	6,000	—	—	6,000
Retained bonds	55,614	—	—	55,614
Total assets	$20,396,380	$22,834	$1,888,441	$18,485,105

Liabilities
HMBS related obligations	$10,422,358	$—	$—	$10,422,358
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	5,857,069	—	—	5,857,069
Nonrecourse commercial loan financing liability	111,738	—	—	111,738
Nonrecourse MSR financing liability	142,435	—	—	142,435
Deferred purchase price liabilities:
Deferred purchase price liabilities	12,852	—	—	12,852
TRA obligation	29,380	—	—	29,380
Derivative liabilities:
Forward MBS and TBAs	1,685	—	1,685	—
Interest rate swaps and futures contracts	24,993	24,993	—	—
Warrant liability	5,497	5,497	—	—
Total liabilities	$16,608,007	$30,490	$1,685	$16,575,832

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3, in thousands):

	Successor
	Assets
Three months ended September 30, 2022	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSRs	Retained bonds	Investments
Beginning balance	$11,940,851	$6,600,762	$270,122	$13,997	$359,006	$46,593	$1,000
Total gain or losses included in earnings	(7,558)	(265,038)	(4,158)	(10,323)	(9,455)	(2,302)	—
Purchases, settlements, and transfers:
Purchases and additions, net	1,482,912	31,359	210,004	—	20,241	—	—
Sales and settlements	(417,114)	(376,855)	(219,663)	—	(266,723)	(1,085)	—
Transfers in/(out) between categories	(775,127)	751,163	2,906	—	—	—	—
Ending balance	$12,223,964	$6,741,391	$259,211	$3,674	$103,069	$43,206	$1,000

	Successor
	Liabilities
Three months ended September 30, 2022	HMBS related obligations	Deferred purchase price liabilities	Nonrecourse debt in consolidated VIE trusts	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	TRA Liability
Beginning balance	$(10,745,879)	$(4,852)	$(6,447,238)	$(162,464)	$(142,382)	$(13,925)
Total gains or losses included in earnings	13,421	—	178,700	(2,769)	1,736	9,070
Purchases, settlements, and transfers:
Purchases and additions, net	(547,762)	—	(718,656)	(24,975)	(92)	—
Settlements	495,379	—	461,812	29,864	80,938	—
Transfers in/(out) between categories	—	—	—	—	—	—
Ending balance	$(10,784,841)	$(4,852)	$(6,525,382)	$(160,344)	$(59,800)	$(4,855)

	Successor
	Assets
Nine months ended September 30, 2022	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSRs	Retained bonds	Investments
Beginning balance	$11,587,382	$6,218,194	$166,750	$23,222	$427,942	$55,614	$6,000
Total gain or losses included in earnings	(77,600)	(836,632)	(15,361)	(19,548)	30,242	(8,611)	(5,000)
Purchases, settlements, and transfers:
Purchases and additions, net	5,259,357	89,907	1,001,526	—	114,903	—	—
Sales and settlements	(1,701,481)	(1,537,044)	(902,713)	—	(470,018)	(3,797)	—
Transfers in/(out) between categories	(2,843,694)	2,806,966	9,009	—	—	—	—
Ending balance	$12,223,964	$6,741,391	$259,211	$3,674	$103,069	$43,206	$1,000

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor
	Liabilities
Nine months ended September 30, 2022	HMBS related obligations	Deferred purchase price liabilities	Nonrecourse debt in consolidated VIE trusts	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	TRA Liability
Beginning balance	$(10,422,358)	$(12,852)	$(5,857,069)	$(111,738)	$(142,435)	$(29,380)
Total gain or losses included in earnings	192,098	—	400,741	(2,581)	(14,639)	24,525
Purchases, settlements, and transfers:
Purchases and additions, net	(2,488,497)	—	(2,523,213)	(142,790)	(6,884)	—
Settlements	1,933,916	8,000	1,454,159	96,765	104,158	—
Transfers in/(out) between categories	—	—	—	—	—	—
Ending balance	$(10,784,841)	$(4,852)	$(6,525,382)	$(160,344)	$(59,800)	$(4,855)

	Successor
	Assets
Three months ended September 30, 2021	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSRs	Retained Bonds	Investments
Beginning balance	$11,541,117	$5,424,621	$160,888	$35,483	$290,938	$15,671	$9,470
Total gain or losses included in earnings	(10,328)	40,355	386	(5,198)	(2,031)	839	(3,470)
Purchases, settlements, and transfers:
Purchases and additions, net	1,402,360	27,857	284,650	—	54,543	24,762	—
Sales and settlements	(738,913)	(366,177)	(250,058)	(1,110)	(2,501)	(22)	—
Transfers in/(out) between categories	(769,107)	812,995	(37,059)	—	—	—	—
Ending balance	$11,425,129	$5,939,651	$158,807	$29,175	$340,949	$41,250	$6,000

	Successor
	Liabilities
Three months ended September 30, 2021	HMBS related obligations	Derivative liabilities	Deferred purchase price liabilities	Nonrecourse debt in VIE trusts	Nonrecourse MSR financing liability	TRA Liability
Beginning balance	$(10,168,224)	$(1,111)	$(11,663)	$(5,360,603)	$(65,129)	$(32,810)
Total gain or losses included in earnings	121,048	275	(237)	(45,116)	(712)	(1,036)
Purchases, settlements, and transfers:
Purchases and additions, net	(792,569)	—	(275)	(464,209)	(30,232)	(1,296)
Settlements	623,435	836	—	134,918	—	—
Transfers in/(out) between categories	—	—	—	—	—	—
Ending balance	$(10,216,310)	$—	$(12,175)	$(5,735,010)	$(96,073)	$(35,142)

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor
	Assets
Six months ended September 30, 2021	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSRs	Retained Bonds	Investments
Beginning balance	$11,171,736	$5,291,444	$135,681	$38,574	$267,364	$—	$9,470
Total gain or losses included in earnings	143,362	120,763	2,202	(8,264)	(28,567)	1,505	(3,470)
Purchases, settlements, and transfers:
Purchases and additions, net	2,831,336	49,898	541,088	—	104,653	39,840	—
Sales and settlements	(1,354,871)	(888,318)	(526,014)	(1,135)	(2,501)	(95)	—
Transfers in/(out) between categories	(1,366,434)	1,365,864	5,850	—	—	—	—
Ending balance	$11,425,129	$5,939,651	$158,807	$29,175	$340,949	$41,250	$6,000

	Successor
	Liabilities
Six months ended September 30, 2021	HMBS related obligations	Derivative liabilities	Deferred purchase price liabilities	Nonrecourse debt in VIE trusts	Nonrecourse MSR financing liability	TRA Liability
Beginning balance	$(9,926,132)	$(936)	$(3,214)	$(5,205,892)	$(22,051)	$—
Total gains or losses included in earnings	76,397	$98	(1,997)	(77,717)	3,411	(1,896)
Purchases, settlements, and transfers:
Purchases and additions, net	(1,587,902)	—	(7,275)	(1,260,585)	(77,433)	(33,246)
Settlements	1,221,327	838	311	809,184	—	—
Ending balance	$(10,216,310)	$—	$(12,175)	$(5,735,010)	$(96,073)	$(35,142)

	Predecessor
	Assets
Three months ended March 31, 2021	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSRs	Investments
Beginning balance	$10,659,984	$5,396,167	$152,854	$88,660	$180,684	$18,934
Total gain or losses included in earnings	132,499	(37,757)	2,764	(50,040)	20,349	(9,464)
Purchases, settlements, and transfers:
Purchases and additions, net	1,143,109	21,064	175,551	—	74,978	—
Sales and settlements	(534,738)	(360,128)	(152,579)	(46)	(8,647)	—
Transfers in/(out) between categories	(229,118)	272,098	(42,909)	—	—	—
Ending balance	$11,171,736	$5,291,444	$135,681	$38,574	$267,364	$9,470

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	Liabilities
Three months ended March 31, 2021	HMBS related obligations	Derivative liabilities	Deferred purchase price liability	Nonrecourse debt in VIE trusts	Nonrecourse MSR financing liability
Beginning balance	$(9,788,668)	$(1,084)	$(3,842)	$(5,257,754)	$(14,088)
Total gain or losses included in earnings	(41,434)	—	(29)	(30,770)	390
Purchases, settlements, and transfers:
Purchases and additions, net	(602,172)	—	—	(575,668)	(8,353)
Settlements	506,142	148	657	658,300	—
Ending balance	$(9,926,132)	$(936)	$(3,214)	$(5,205,892)	$(22,051)

Fair Value Option
The Company has elected to measure substantially all of its loans held for investment, loans held for sale, HMBS related obligations, and non-recourse debt at fair value under the fair value option provided for by ASC 825-10, Financial Instruments-Overall. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company's operational and risk management strategies. Presented in the tables below are the fair value and UPB, at September 30, 2022 and December 31, 2021, of financial assets and liabilities for which the Company has elected the fair value option (in thousands):

September 30, 2022	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$10,916,551	$10,609,500
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	6,285,773	6,501,202
Commercial mortgage loans	455,618	457,525
Loans held for investment:
Reverse mortgage loans	1,126,483	1,078,048
Commercial mortgage loans	180,930	181,001
Loans held for sale:
Residential mortgage loans	629,877	648,123
Commercial mortgage loans	229,773	235,789
Liabilities at fair value under the fair value option
HMBS related obligations	10,784,841	10,587,475
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	6,525,382	7,114,952
Nonrecourse MSR financing liability	59,800	59,800
Nonrecourse commercial loan financing liability	160,344	153,770

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2021	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$10,556,054	$9,849,835
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,823,301	5,165,479
Commercial mortgage loans	394,893	388,788
Loans held for investment:
Reverse mortgage loans	940,604	815,426
Commercial mortgage loans	90,724	89,267
Loans held for sale:
Residential mortgage loans	1,902,952	1,859,788
Commercial mortgage loans	149,426	145,463
Liabilities at fair value under the fair value option
HMBS related obligations	10,422,358	9,849,835
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	5,857,069	5,709,946
Nonrecourse MSR financing liability	142,435	142,435
Nonrecourse commercial loan financing liability	111,738	107,744

Net fair value gains (losses) on loans and related obligations
Provided in the table below is a summary of the components of net fair value gains (losses) on loans and related obligations (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Net fair value gains (losses) on loans and related obligations:
Interest income on reverse and commercial loans	$228,896	$582,350	$160,683	$334,623	$160,568
Change in fair value of loans	(486,206)	(1,463,351)	(119,690)	(34,707)	(51,346)
Net fair value gains (losses) on loans	(257,310)	(881,001)	40,993	299,916	109,222
Interest expense on HMBS and nonrecourse obligations	(149,200)	(380,446)	(107,593)	(221,067)	(119,201)
Change in fair value of derivatives	64,693	330,200	6,841	(39,637)	43,972
Change in fair value of related obligations	335,441	936,919	182,268	214,448	42,670
Net fair value gains (losses) on related obligations	250,934	886,673	81,516	(46,256)	(32,559)
Net fair value gains (losses) on loans and related obligations	$(6,376)	$5,672	$122,509	$253,660	$76,663

As the cash flows on the underlying mortgage loans will be utilized to settle the outstanding obligations, the Company's own credit risk would not impact the fair value on the outstanding HMBS liabilities and nonrecourse debt.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Other Financial Instruments
As of September 30, 2022 and December 31, 2021, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of notes payable, net. Notes payable, net, includes our senior secured high yield debt and related party credit line recorded at the carrying value of $382.8 million and $353.4 million as of September 30, 2022 and December 31, 2021, respectively and have a fair value of $261.2 million and $347.0 million as of September 30, 2022 and December 31, 2021, respectively. The fair value for Notes payable, net was determined using quoted market prices adjusted for accrued interest which is considered to be a Level 2 input. For other financial instruments that were not recorded at fair value, such as cash and cash equivalents including restricted cash, servicer advances, and other financing lines of credit, the carrying value approximates fair value due to the short-term nature of such instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 3 inputs, with the exception of cash and cash equivalents, including restricted cash, which are Level 1 inputs.

5. Reverse Mortgage Portfolio Composition
The table below summarizes the composition and the remaining UPB (in thousands) of the reverse mortgage loan portfolio serviced by the Company:

	September 30, 2022	December 31, 2021
Reverse mortgage loans:
Reverse mortgage loans held for investment, subject to HMBS related obligations	$10,609,500	$9,849,835

Reverse mortgage loans held for investment:
Non-agency reverse mortgages	839,877	432,144
Loans not securitized(1)	137,477	266,723
Unpoolable loans(2)	91,286	104,551
Unpoolable tails	9,408	12,008
Total reverse mortgage loans held for investment	1,078,048	815,426

Reverse mortgage loans held for investment, subject to nonrecourse debt:
Performing HECM buyouts	320,625	289,089
Nonperforming HECM buyouts	584,206	590,729
Non-agency reverse mortgages	5,596,371	4,285,661
Total reverse mortgage loans held for investment, subject to nonrecourse debt	6,501,202	5,165,479

Total owned reverse mortgage portfolio	18,188,750	15,830,740
Loans reclassified as government guaranteed receivable	67,706	48,625
Loans serviced for others	12,991	17,840
Total serviced reverse mortgage loan portfolio	$18,269,447	$15,897,205
(1) Loans not securitized represent primarily newly originated loans.
(2) Unpoolable loans represent primarily loans that have reached 98% of their Maximum Claim Amount ("MCA").
The table below summarizes the reverse mortgage portfolio owned by the Company by product type (in thousands):

	September 30, 2022	December 31, 2021
Fixed rate loans	$6,364,867	$5,384,865
Adjustable rate loans	11,823,883	10,445,875
Total owned reverse mortgage portfolio	$18,188,750	$15,830,740

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2022 and December 31, 2021, there were $506.6 million and $599.1 million, respectively, of foreclosure proceedings in process, which are included in loans held for investment, at fair value, on the Condensed Consolidated Statements of Financial Condition.

6. Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
Loans held for investment, subject to HMBS related obligations, at fair value, consisted of the following for the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Loans held for investment, subject to HMBS related obligations - UPB	$10,609,500	$9,849,835
Fair value adjustments	307,051	706,219
Total loans held for investment, subject to HMBS related obligations, at fair value	$10,916,551	$10,556,054

7. Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Loans held for investment, subject to nonrecourse debt, at fair value, consisted of the following for the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Loans held for investment, subject to nonrecourse debt - UPB:
Reverse mortgage loans	$6,501,202	$5,165,479
Commercial mortgage loans	457,525	388,788
Fair value adjustments	(217,336)	663,927
Total loans held for investment, subject to nonrecourse debt, at fair value	$6,741,391	$6,218,194

The table below shows the total amount of loans held for investment, subject to nonrecourse debt, that were greater than 90 days past due and on non-accrual status (in thousands):

	September 30, 2022	December 31, 2021
Loans 90 days or more past due and on non-accrual status
Fair value:
Commercial mortgage loans	$17,255	$26,081
Total fair value	17,255	26,081
Aggregate UPB:
Commercial mortgage loans	18,234	26,472
Total aggregate UPB	18,234	26,472
Difference	$(979)	$(391)

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Loans Held for Investment, at Fair Value
Loans held for investment, at fair value, consisted of the following for the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Loans held for investment - UPB:
Reverse mortgage loans	$1,078,048	$815,426
Commercial mortgage loans	181,001	89,267
Fair value adjustments	48,364	126,635
Total loans held for investment, at fair value	$1,307,413	$1,031,328
As of September 30, 2022 and December 31, 2021, there were $1.6 million and $2.3 million, respectively, of commercial loans that were greater than 90 days past due.
As of September 30, 2022 and December 31, 2021, there were $1,118.4 million and $810.6 million, respectively, in loans held for investment, at fair value, pledged as collateral for financing lines of credit.

9. Loans Held for Sale, at Fair Value
Loans held for sale, at fair value, consisted of the following for the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Loans held for sale - UPB:
Residential mortgage and home improvement loans	$648,123	$1,859,788
Commercial mortgage loans	235,789	145,463
Fair value adjustments	(24,262)	47,127
Total loans held for sale, at fair value	$859,650	$2,052,378

The table below shows the total amount of loans held for sale that were greater than 90 days past due and on non-accrual status (in thousands):

	September 30, 2022	December 31, 2021
Loans 90 days or more past due and on non-accrual status
Fair value:
Residential mortgage and home improvement loans	$5,493	$3,195
Commercial mortgage loans	4,338	3,163
Total fair value	9,831	6,358
Aggregate UPB:
Residential mortgage loans	6,191	3,753
Commercial mortgage loans	5,099	3,323
Total aggregate UPB	11,290	7,076
Difference	$(1,459)	$(718)

The Company originates or purchases and sells loans in the secondary mortgage market without recourse for credit losses. However, the Company at times maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below shows a reconciliation of the changes in loans held for sale for the respective periods presented below (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Beginning balance	$1,229,594	$2,052,378	$2,057,542	$2,140,361	$2,222,811
Originations/purchases/repurchases	2,888,128	12,975,131	7,717,616	14,827,573	8,569,575
Proceeds from sales	(3,268,201)	(14,280,522)	(7,887,849)	(15,293,145)	(8,878,131)
Loans acquired through business combinations	—	—	—	—	35,226
Net transfers (to) from loans held for investment	—	—	(10,460)	7,034	—
Gain on loans held for sale, net	10,287	122,641	174,655	368,884	188,564
Net fair value gain (loss) on loans held for sale	(158)	(9,978)	158	955	2,316
Ending balance	$859,650	$859,650	$2,051,662	$2,051,662	$2,140,361
As of September 30, 2022 and December 31, 2021, there were $0.8 billion and $2.0 billion, respectively, in loans held for sale, at fair value pledged as collateral for financing lines of credit.

10. Mortgage Servicing Rights, at Fair Value
The servicing portfolio associated with capitalized servicing rights consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Fannie Mae/Freddie Mac	$7,207,398	$37,079,995
Ginnie Mae	535,952	1,109,962
Private investors	1,030,666	1,109,459
Total UPB	$8,774,016	$39,299,416

Weighted average interest rate	3.55%	3.03%

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Beginning UPB	$29,494,649	$39,299,416	$30,592,187	$26,675,358	$22,269,362
Originated MSRs	1,788,998	9,421,902	5,380,307	10,520,166	6,312,227
Purchased MSRs	—	—	228,470	234,007	866,806
Sold MSRs	(22,037,083)	(37,529,103)	(320,028)	(320,028)	(1,090,267)
Portfolio runoff	(281,332)	(1,611,107)	(1,506,451)	(2,493,506)	(1,488,977)
Other	(191,216)	(807,092)	(283,370)	(524,882)	(193,793)
Ending UPB	$8,774,016	$8,774,016	$34,091,115	$34,091,115	$26,675,358

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The activity in the MSRs asset consisted of the following (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Beginning balance	$359,006	$427,942	$290,938	$267,364	$180,684
Originations	20,241	114,903	52,252	102,301	65,964
Purchases	—	—	2,291	2,352	9,014
Sales	(266,723)	(470,018)	(2,501)	(2,501)	(8,647)
Changes in fair value due to:
Changes in market inputs or assumptions used in valuation model	(4,382)	56,938	13,165	(2,886)	35,109
Changes in fair value due to portfolio runoff and other	(5,073)	(26,696)	(15,196)	(25,681)	(14,760)
Ending balance	$103,069	$103,069	$340,949	$340,949	$267,364

The value of MSRs is driven by the net cash flows associated with servicing activities. The cash flows include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The fees were $4.6 million and $32.0 million, for the Successor three and nine months ended September 30, 2022, and were $14.4 million and $28.1 million, for the Successor three and six months ended September 30, 2021, respectively; and $13.0 million for the Predecessor three months ended March 31, 2021. These fees and changes in fair value of the MSRs are recorded within fee income on the Condensed Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, there were $59.8 million and $142.4 million, respectively, in MSRs, at fair value, pledged as collateral for nonrecourse debt.
The following table provides a summary of the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total UPB of the portfolio:

	September 30, 2022		December 31, 2021
	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Portfolio delinquency
30 days	1.1%	0.9%	0.4%	0.3%
60 days	0.2%	0.2%	0.1%	0.0%
90 or more days	0.6%	0.5%	0.1%	0.1%
Total	1.9%	1.6%	0.6%	0.4%

Foreclosure/real estate owned	0.1%	0.1%	0.0%	0.0%

11. Derivative and Risk Management Activities
The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates, due to their impact on mortgage-related assets and commitments. The Company is also subject to changes in short-term interest rates, such as LIBOR and SOFR, due to their impact on certain variable rate asset-backed debt such as warehouse lines of credit. Various financial instruments are used to manage and reduce this risk, including forward delivery commitments on MBS or whole loans and interest rate swaps.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company did not have any derivative instruments designated as hedging instruments as of September 30, 2022 or December 31, 2021.
The following tables summarize the fair value and notional amount of derivative instruments (in thousands):

	September 30, 2022
	Derivative assets		Derivative liabilities
	Fair value	Notional amount	Fair value	Notional amount
IRLCs and LPCs	$3,678	$344,617	$13,740	$590,007
Forward MBS and TBAs	32,254	1,162,300	97	15,071
Interest rate swaps and futures contracts	53,967	1,430,600	—	—
Total fair value and notional amount	$89,899	$2,937,517	$13,837	$605,078

	December 31, 2021
	Derivative assets		Derivative liabilities
	Fair value	Notional amount	Fair value	Notional amount
IRLCs and LPCs	$24,786	$2,095,238	$—	$—
Forward MBS and TBAs	1,250	948,000	1,685	1,515,000
Interest rate swaps and futures contracts	22,834	11,977,300	24,993	12,193,100
Total fair value and notional amount	$48,870	$15,020,538	$26,678	$13,708,100

The follow table details the gains/(losses) on derivative instruments (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
Derivative activity	Successor				Predecessor
IRLCs and LPCs	$(24,189)	$(34,848)	$(5,119)	$(8,656)	$(49,557)
Forward MBS and TBAs	54,856	265,822	(8,349)	(48,638)	113,331
Interest rate swaps and futures contracts	53,123	292,666	1,254	(36,129)	43,935

The Company is exposed to risk in the event of nonperformance by counterparties in their derivative contracts. In general, the Company manages such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount of exposure and/or dispersing the risk among multiple counterparties. The Company either maintains or deposits cash as margin collateral with its counterparties to the extent the relative value of its derivatives are above or below their initial strike price. The Company held collateral from its counterparties of $75.6 million as of September 30, 2022 and had provided collateral to its counterparties of $23.2 million as of December 31, 2021. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the Company’s Condensed Consolidated Statements of Financial Condition. Margin collateral is included in other assets, net, when in a receivable position or in payables and other liabilities when in a payable position in the Company's Condensed Consolidated Statements of Financial Condition.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Fixed Assets and Leasehold Improvements, Net

Fixed assets and leasehold improvements, net, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021	Estimated Useful Life
Computer hardware and software	$23,482	$28,726	3 - 5 years
Furniture and fixtures	3,587	4,450	5 - 7 years
Leasehold improvements	3,324	4,217	*
Buildings and land	164	164	10 years
Vehicles	37	48	10 years
Total fixed assets	30,594	37,605
Less: Accumulated depreciation and amortization	(10,766)	(8,349)
Total fixed assets and leasehold improvements, net	$19,828	$29,256
*Shorter of life of lease or useful life of assets.

The depreciation and amortization expense was $3.6 million and $9.4 million for the three and nine months ended September 30, 2022, respectively. The depreciation and amortization expense was $3.0 million and $6.0 million for the Successor three and six months ended September 30, 2021, respectively, and $2.9 million for the Predecessor three months ended March 31, 2021. Depreciation expense is recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company evaluates the carrying value of long-lived assets, including the fixed assets and leasehold improvements when indicators of impairment exist in accordance with ASC 360, Property, Plant, and Equipment (ASC 360). The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows expected to result from use and eventual disposal from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. During the first half of 2022, the Company observed that inflationary measures began to rise, reducing the demand for mortgage products from its Mortgage Originations segment and responded by implementing cost cutting measures. As the length and magnitude of the downturn in mortgage demand continued into the third quarter, including increasingly compressed margins and longer expected duration of such market pressures, the Mortgage Origination reporting unit's current and expected future operating losses indicated that the fixed assets and leasehold improvements included in the reporting unit may not be recoverable and an impairment analysis was performed as of September 30, 2022. Based on the analysis, the Company wrote off certain assets and recognized an impairment charge of $8.1 million for the fixed assets and leasehold improvements, which is recorded in impairment of intangibles and other assets in the Condensed Consolidated Statements of Operations. There was no impairment charge in any other periods presented.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
13. Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

September 30, 2022	Amortization Period (Years)	Cost	Accumulated Amortization	Impairment	Net
Non-amortizing intangibles
Trade name	N/A	$91,600	$—	$(51,200)	$40,400
Total non-amortizing intangibles		$91,600	$—	$(51,200)	$40,400

Amortizing intangibles
Broker/customer relationships	8 - 15	$541,100	$(80,736)	$(70,464)	$389,900
Trade names and other	5 - 10	10,937	(1,425)	(1,512)	8,000
Total amortizing intangibles		$552,037	$(82,161)	$(71,976)	$397,900

Total intangibles		$643,637	$(82,161)	$(123,176)	$438,300

December 31, 2021	Amortization Period (Years)	Cost	Accumulated Amortization	Impairment	Net
Non-amortizing intangibles
Trade name	N/A	$178,000	$—	$(86,400)	$91,600
Total non-amortizing intangibles		$178,000	$—	$(86,400)	$91,600

Amortizing intangibles
Broker/customer relationships	8 - 15	$541,100	$(39,711)	$—	$501,389
Trade names and other	5 - 10	10,937	(1,026)	—	9,911
Total amortizing intangibles		$552,037	$(40,737)	$—	$511,300

Total intangibles		$730,037	$(40,737)	$(86,400)	$602,900
Intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company performs its annual impairment testing as of October 1 and monitors for interim triggering events on an ongoing basis as events occur or circumstances change. The Company estimated the fair value of the indefinite life intangibles for all the reporting units utilizing a relief from royalty approach and the significant assumptions used to measure fair value include discount rate, terminal factors, and royalty rate. This valuation resulted in a Level 3 nonrecurring fair value measurement. During the first half of 2022, the Company observed that inflationary measures began to rise, reducing the demand for mortgage products from its Mortgage Originations segment and responded by implementing cost cutting measures. As the length and magnitude of the downturn in mortgage demand continued during the third quarter of 2022, including increasingly compressed margins and longer expected duration of such market pressures, an interim impairment analysis was triggered as of September 30, 2022. Based on the analysis, the Company recognized an indefinite lived intangible asset impairment of $51.2 million in the third quarter of 2022. The impairment was recognized in impairment of intangibles and other assets in the Condensed Consolidated Statements of Operations. The impairment of these intangible assets for each reporting unit is as follows: $41.9 million at the Mortgage Originations reporting unit, $5.5 million at the Commercial Originations reporting unit, and $3.8 million at the Portfolio Management reporting unit. The Company recognized an indefinite lived intangible asset impairment of $86.4 million for the year ended December 31, 2021.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s definite lived intangible assets comprise various customer/broker relationships, certain technological assets and definite lived trade names acquired through various acquisitions. These assets are amortized on a straight-line basis over their useful lives and are subject to recoverability testing whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, in accordance with ASC 360. During the third quarter of 2022, the Company observed that the length and magnitude of the downturn in mortgage demand had significantly increased compared to prior periods. As a result, our Mortgage Origination reporting unit's current and expected future operating losses indicated that the definite lived intangible assets included in the reporting unit may not be recoverable, and an impairment analysis was performed as of September 30, 2022. Based on the analysis, the Company wrote off and recognized a definite lived intangible asset impairment of $72.0 million for the Mortgage Originations reporting unit in the third quarter of 2022. The impairment was recognized in impairment of intangibles and other assets in the Condensed Consolidated Statements of Operations.
Amortization expense was $13.8 million and $41.4 million for the three and nine months ended September 30, 2022, respectively. Amortization expense was $13.5 million and $26.9 million for the Successor three and six months ended September 30, 2021, respectively, and $0.6 million for the Predecessor three months ended March 31, 2021.
The estimated amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2022 is as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2022	$11,862
2023	47,446
2024	47,446
2025	47,446
2026	47,433
Thereafter	196,267
Total future amortization expense	$397,900

14. HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Ginnie Mae loan pools - UPB	$10,587,475	$9,849,835
Fair value adjustments	197,366	572,523
Total HMBS related obligations, at fair value	$10,784,841	$10,422,358

Weighted average remaining life (in years)	3.9	4.6
Weighted average interest rate	4.1%	2.5%

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
The Company was servicing 1,980 and 1,849 Ginnie Mae loan pools at September 30, 2022 and December 31, 2021, respectively.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
15. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date	Interest Rate	Original Issue Amount	September 30, 2022	December 31, 2021
Securitization of performing / nonperforming HECM loans	July 2020 - August 2022	July 2030 - August 2032	2.69% - 9.32%	$2,250,554	$994,563	$922,970
Securitization of non-agency reverse loans	May 2018 - June 2022	March 2050 - November 2069	1.25% - 4.50%	7,537,674	5,851,878	4,630,203
Securitization of Fix & Flip loans	April 2021	May 2025	2.10% - 5.40%	$268,511	268,511	268,511
Total consolidated VIE nonrecourse debt UPB					7,114,952	5,821,684
Nonrecourse MSR financing liability, at fair value(1)					59,800	142,435
Nonrecourse commercial loan financing liability(2)					153,770	107,744
Fair value adjustments					(582,996)	39,379
Total nonrecourse debt, at fair value					$6,745,526	$6,111,242
(1) As of December 31, 2021, the financing liability is due to a related party. Refer to Note 23 - Related Party Transactions for additional information.
(2) Nonrecourse commercial loan financing liability is comprised of the balance of the nonrecourse debt for the applicable period associated with the CAPT securitization. As the CAPT securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt is accounted for by FoA and presented separately from the other nonrecourse debts. Refer to Note 3 - Variable Interest Entities and Securitizations for additional information.

Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of September 30, 2022, estimated maturities for nonrecourse debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities(1)
Remainder of 2022	$309,549
2023	1,660,548
2024	1,977,994
2025	262,030
2026	3,058,601
Thereafter	—
Total payments on nonrecourse debt	$7,268,722
(1) Nonrecourse MSR financing liability is excluded from this balance, because the timing of the payments of the nonrecourse MSR financing liability is dependent on the payments received on the underlying MSRs, and no contractual maturity date is applicable.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
16. Other Financing Lines of Credit
The following summarizes the components of other financing lines of credit (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	September 30, 2022	December 31, 2021
Mortgage Lines:
October 2022 -August 2023	SOFR + applicable margin	First Lien Mortgages	$2,000,000	$601,635	$1,802,348
March 2026	Ameribor + applicable margin	MSRs	50,000	10,227	138,524
November 2022 - December 2022	SOFR + applicable margin	Mortgage Related Assets	39,065	39,065	50,559
November 2022	SOFR + applicable margin	HI Consumer Loans	50,000	11,770	5,107
Subtotal mortgage lines of credit			$2,139,065	$662,697	$1,996,538

Reverse Lines:
November 2022 - September 2023	LIBOR + applicable margin	First Lien Mortgages	$1,475,000	$935,434	$714,013
October 2022	Bond accrual rate + applicable margin	Mortgage Related Assets	345,000	292,524	297,893
N/A	LIBOR + applicable margin	MSRs	—	—	78,952
May 2023	Prime + .50%; 6% floor	Unsecuritized Tails	50,000	40,000	38,544
Subtotal reverse lines of credit			$1,870,000	$1,267,958	$1,129,402

Commercial Lines:
August 2023	2.50% / 3.25%	Encumbered Agricultural Loans	$75,000	$27,310	$25,127
April 2023 - November 2023	Ameribor + applicable margin	First Lien Mortgages	309,000	290,534	167,159
February 2023	15%	Second Lien Mortgages	45,000	45,000	24,175
January 2024	SOFR + applicable margin	Mortgage Related Assets	12,500	12,500	5,041
Subtotal commercial lines of credit			$441,500	$375,344	$221,502
Total other financing lines of credit			$4,450,565	$2,305,999	$3,347,442
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, the weighted average outstanding interest rates on outstanding financing lines of credit of the Company were 5.66% and 2.75%, respectively.
The Company's financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability.
As of September 30, 2022, the Company was in compliance with its financial covenants related to required liquidity reserves. With respect to certain financial covenants related to required profitability, debt service coverage ratio and tangible net worth amounts, the Company obtained financial covenant waivers, amendments to such financial covenants effective as of September 30, 2022, or paid off the line of credit, in order to avoid breaching such financial covenants.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The terms of the Company's financing arrangements and credit facilities contain covenants, and the terms of the Company's GSE/seller servicer contracts contain requirements that may restrict the Company and its subsidiaries from paying distributions to its members. These restrictions include restrictions on paying distributions whenever the payment of such distributions would cause FoA or its subsidiaries to no longer be in compliance with any of its financial covenants or GSE requirements. Further, the Company is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the Company (with certain exceptions) exceed the fair value of its assets. Subsidiaries of the Company are generally subject to similar legal limitations on their ability to make distributions to FoA.
As of September 30, 2022, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	September 30, 2022	Maximum Allowable Distribution(1)
FAM
Adjusted Tangible Net Worth(2)	$150,000	$174,785	$24,785
Liquidity	55,000	66,098	11,098
Leverage Ratio	13:1	8.9:1	55,118
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement)(3)	$170,459	$174,785	$4,326
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement)(3)	174,734	174,785	51
FAR
Adjusted Tangible Net Worth(2)	$250,000	$250,750	$750
Liquidity	20,000	69,951	49,951
Leverage Ratio	7:1	6.2:1	30,765
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

Financial Covenants	Requirement	December 31, 2021	Maximum Allowable Distribution(1)
FAM
Adjusted Tangible Net Worth(2)	$150,000	$180,032	$30,032
Liquidity	40,000	43,734	3,734
Leverage Ratio	15:1	13.9:1	12,154
Material Decline in Lender Adjusted Net Worth:
Lender Adjusted Tangible Net Worth (Quarterly requirement)(3)	$150,539	$214,979	$64,440
Lender Adjusted Tangible Net Worth (Two-Consecutive Quarterly requirement)(3)	114,830	214,979	100,149
FACo
Adjusted Tangible Net Worth	$85,000	$87,350	$2,350
Liquidity	20,000	32,728	12,728
Leverage Ratio	6:1	2.8:1	46,895
FAR
Adjusted Tangible Net Worth	$417,826	$527,443	$109,617
Liquidity	20,000	23,845	3,845
Leverage Ratio	6:1	2.9:1	264,134
(1) The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary.
(2) This amount is based on the most restrictive financing line of credit covenant.
(3) This amount is the covenant calculation specific to FNMA.

17. Payables and Other Liabilities
Payables and other liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued liabilities	$167,140	$114,931
Lease liabilities	63,587	65,518
Accrued compensation expense	55,952	129,919
GNMA reverse mortgage buyout payable	48,853	31,274
Estimate of claim losses	18,247	14,993
Derivative liabilities	13,837	26,678
Deferred purchase price liabilities	9,707	47,479
Liability for loans eligible for repurchase from GNMA	8,670	7,956
Repurchase reserves	6,293	8,685
Warrant liability	1,867	5,497
Deferred tax liability, net	1,482	18,581
Total payables and other liabilities	$395,635	$471,511

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
18. Leases
The table below summarizes the Company's operating lease portfolio (in thousands):

	September 30, 2022	December 31, 2021
Right-of-use assets	$59,295	$62,528
Lease liabilities	63,587	65,518
Weighted average remaining lease term (in years)	6.48	6.47
Weighted average discount rate	6.03%	6.27%

ASC 842, Leases (ASC 842) stipulates that the right-of-use (ROU) asset in an operating lease is subject to the impairment guidance in ASC 360, similar to other long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As the length and magnitude of the downturn in mortgage demand, including compressed revenue margins, had significantly increased compared to prior periods, the Mortgage Originations reporting unit's current and expected future operating losses triggered an impairment analysis as of September 30, 2022. Based on the analysis, the Company recognized an impairment charge of $6.9 million for the ROU during the third quarter of 2022, which is recorded in impairment of intangibles and other assets in the Condensed Consolidated Statements of Operations. There was no material impairment charge in any other periods presented.
The table below summarizes the Company's net operating lease cost (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Operating lease cost	$5,244	$16,469	$5,894	$11,419	$5,490
Short-term lease cost	790	2,485	1,823	2,629	1,035
Total operating and short term lease cost	6,034	18,954	7,717	14,048	6,525
Variable lease cost	763	2,818	732	2,747	1,808
Sublease income	(309)	(1,001)	(421)	(855)	(464)
Net lease cost	$6,488	$20,771	$8,028	$15,940	$7,869

The table below summarizes other information related to the Company’s operating leases (in thousands):

	For the nine months ended September 30, 2022	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor		Predecessor
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,109	$10,393	$5,423
Leased assets obtained in exchange for new operating lease liabilities	19,312	23,783	701

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents a maturity analysis of operating leases and a reconciliation of the undiscounted cash flows to lease liabilities as of September 30, 2022 (in thousands):

Remainder of 2022	$4,945
2023	18,202
2024	13,525
2025	8,799
2026	6,462
2027	5,294
Thereafter	21,847
Total undiscounted lease payments	79,074
Less: amounts representing interest	(15,487)
Total lease liabilities	$63,587

19. Litigation
The Company's business is subject to legal proceedings, examinations, investigations and reviews by various federal, state, and local regulatory and enforcement agencies as well as private litigants such as the Company's borrowers or former employees. At any point in time, the Company may have open investigations with regulators or enforcement agencies, including examinations and inquiries related to its loan servicing and origination practices. These matters and other pending or potential future investigations, examinations, inquiries or lawsuits may lead to administrative or legal proceedings, and possibly result in remedies, including fines, penalties, restitution, alterations in business practices, or additional expenses and collateral costs.
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
As of September 30, 2022, there were no matters that the Company considered to be probable or reasonably possible for which they could estimate losses or a reasonable range of estimated losses.
The Company is a defendant in three representative lawsuits alleging violations of the California Labor Code and brought pursuant to the California Private Attorneys General Act ("PAGA"). The cases have been coordinated. On November 4, 2022, the court ordered that each of the plaintiffs’ individual PAGA claims must be arbitrated and that their representative PAGA claims will be stayed pending a ruling by the California Supreme Court in the third-party case Adolph v. Uber Technologies, Inc., which will determine whether the representative portion of a PAGA claim can survive following the arbitration of the individual portion of the PAGA claim. Due to the unpredictable nature of litigation generally, and the wide discretion afforded the Court in awarding civil penalties in PAGA actions, the outcome of these matters cannot be presently determined, and a range of possible losses cannot be reasonably estimated. Although the actions are being vigorously defended, the Company could, in the future, incur judgments or enter into settlements of claims that could have a negative effect on its results of operations in any particular period.
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $1.2 million and $3.8 million for the Successor three and nine months ended September 30, 2022, respectively, and were $3.9 million and $7.5 million for the Successor three and six months ended September 30, 2021, respectively, and $4.2 million for the Predecessor three months ended March 31, 2021. These expenses are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

20. Commitments and Contingencies
Servicing of Mortgage Loans
The Company has contracted with third party providers to perform specified servicing functions on its behalf. These services include maintaining borrower contact, facilitating borrower advances, generating borrower statements, collecting and processing payments of interest and principal, and facilitating loss-mitigation strategies in an attempt to keep defaulted borrowers in their homes. The contracts are generally fixed term arrangements, with standard notification and transition terms governing termination of such contracts.
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
Contractual sub-servicing fees related to sub-servicer arrangements are generally based on a fixed dollar amount per loan and are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.
Unfunded Commitments
The Company is required to fund further borrower advances (where the borrower has not fully drawn down the HECM, non-agency reverse mortgage, fix & flip, or agricultural loan proceeds available) and fund the payment of the borrower's obligation to pay FHA monthly insurance premiums.
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were approximately $3.1 billion as of September 30, 2022 compared to $2.6 billion as of December 31, 2021. The outstanding unfunded commitments available to borrowers related to fix & flip loans were approximately $133.0 million and $94.9 million as of September 30, 2022 and December 31, 2021, respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit. The outstanding unfunded commitments available to borrowers related to agricultural loans were approximately $19.7 million and $78.5 million as of September 30, 2022 and December 31, 2021, respectively.
The Company also has commitments to purchase and sell loans totaling $115.3 million and $42.0 million, respectively, as of September 30, 2022, compared to $178.6 million and $0, respectively, as of December 31, 2021.
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
For each HECM loan that the Company securitizes into Agency HMBS, the Company is required to covenant and warrant to Ginnie Mae, among other things, that the HECM loans related to each participation included in the Agency HMBS are eligible under the requirements of the National Housing Act and the Ginnie Mae MBS Guide,

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
and that the Company will take all actions necessary to ensure the HECM loan's continued eligibility. The Ginnie Mae HMBS program requires that the Company removes the participation related to any HECM loan that does not meet the requirements of the Ginnie Mae MBS Guide. In addition to securitizing HECM loans into Agency HMBS, the Company may sell HECM loans to third parties, and the agreements with such third parties include standard representations and warranties related to such loans, which if breached, may require the Company to repurchase the HECM loan and/or indemnify the purchaser for losses related to such HECM loans. In the case where the Company repurchases the loan, the Company bears any subsequent credit loss on the loan. To the extent that the Company is required to remove a loan from an Agency HMBS, purchase a loan from a third party or indemnify a third party, the potential losses suffered by the Company may be reduced by any recourse the Company has to the originating broker and/or correspondent lender, if applicable, to the extent such entity breached similar or other representations and warranties. Under most circumstances, the Company has the right to require the originating broker/correspondent to repurchase the related loan from the Company and/or indemnify the Company for losses incurred. The Company seeks to manage the risk of repurchase and associated credit exposure through the Company's underwriting and quality assurance practices.

21. Business Segment Reporting
The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	For the three months ended September 30, 2022
	Successor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$46,310	$—	$—	$(142)	$(6,650)	$39,518	$—	$(3,339)	$36,179
Net fair value gains (losses) on loans and related obligations	—	71,204	1,061	—	(80,721)	(8,456)	—	2,080	(6,376)
Fee income	13,885	936	11,416	43,743	7,147	77,127	—	(6,615)	70,512
Net interest income (expense)
Interest income	9,235	—	—	627	2,051	11,913	109	—	12,022
Interest expense	(8,156)	—	—	(62)	(26,098)	(34,316)	(6,920)	—	(41,236)
Net interest income (expense)	1,079	—	—	565	(24,047)	(22,403)	(6,811)	—	(29,214)
Total revenues	61,274	72,140	12,477	44,166	(104,271)	85,786	(6,811)	(7,874)	71,101
Total expenses	102,499	37,959	19,535	55,690	27,463	243,146	23,679	(7,904)	258,921
Impairment of intangibles and other assets	(128,884)	—	(5,500)	—	(3,800)	(138,184)	—	—	(138,184)
Other, net	—	24	130	734	784	1,672	19,688	(30)	21,330
Net income (loss) before taxes	$(170,109)	$34,205	$(12,428)	$(10,790)	$(134,750)	$(293,872)	$(10,802)	$—	$(304,674)

Depreciation and amortization	$2,828	$9,667	$550	$3,278	$109	$16,432	$960	$—	$17,392
Total assets	$724,099	$354,007	$16,453	$203,157	$19,871,260	$21,168,976	$1,581,538	$(1,560,617)	$21,189,897

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the nine months ended September 30, 2022
	Successor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$239,430	$—	$—	$(1,057)	$(463)	$237,910	$—	$(11,574)	$226,336
Net fair value gains (losses) on loans and related obligations	—	254,830	556	—	(255,754)	(368)	—	6,040	5,672
Fee income	52,120	4,875	45,233	178,043	64,814	345,085	—	(28,287)	316,798
Net interest income (expense)
Interest income	35,097	—	—	1,374	4,980	41,451	297	—	41,748
Interest expense	(26,770)	—	—	(146)	(63,623)	(90,539)	(20,361)	—	(110,900)
Net interest income (expense)	8,327	—	—	1,228	(58,643)	(49,088)	(20,064)	—	(69,152)
Total revenues	299,877	259,705	45,789	178,214	(250,046)	533,539	(20,064)	(33,821)	479,654
Total expenses	397,209	125,092	67,210	190,111	97,204	876,826	90,445	(33,800)	933,471
Impairment of intangibles and other assets	(128,884)	—	(5,500)	—	(3,800)	(138,184)	—	—	(138,184)
Other, net	—	3,276	418	3,212	848	7,754	33,459	21	41,234
Net income (loss) before taxes	$(226,216)	$137,889	$(26,503)	$(8,685)	$(350,202)	$(473,717)	$(77,050)	$—	$(550,767)

Depreciation and amortization	$8,407	$29,063	$1,660	$9,602	$302	$49,034	$1,832	$—	$50,866
Total assets	$724,099	$354,007	$16,453	$203,157	$19,871,260	$21,168,976	$1,581,538	$(1,560,617)	$21,189,897

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended September 30, 2021
	Successor
	Mortgage Originations		Reverse Originations		Commercial Originations		Lender Services		Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$200,294		$—		$—		$—		$13,664	$213,958	$—	$(3,863)	$210,095
Net fair value gains (losses) on loans and related obligations	1,145		109,408		13,604		—		(448)	123,709	—	(1,200)	122,509
Fee income	30,827		1,022		14,252		87,592		14,937	148,630	—	(2,905)	145,725
Net interest income (expense)
Interest income	15,363		—		—		37		379	15,779	83	—	15,862
Interest expense	(12,556)		—		—		(114)		(18,178)	(30,848)	(6,803)	(40)	(37,691)
Net interest income (expense)	2,807	—	—	—	—	—	(77)	—	(17,799)	(15,069)	(6,720)	(40)	(21,829)
Total revenues	235,073		110,430		27,856		87,515		10,354	471,228	(6,720)	(8,008)	456,500
Total expenses	220,331		41,354		21,678		78,688		30,068	392,119	28,672	(8,913)	411,878
Other, net	—		221		133		22		252	628	10,205	(905)	9,928
Net income (loss) before taxes	$14,742		$69,297		$6,311		$8,849		$(19,462)	$79,737	$(25,187)	$—	$54,550

Depreciation and amortization	$2,822		$9,970		$638		$2,892		$18	$16,340	$152	$—	$16,492
Total assets	$2,978,565		$789,351		$120,116		$358,684		$18,429,429	$22,676,145	$964,815	$(972,867)	$22,668,093

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the six months ended September 30, 2021
	Successor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$385,680	$—	$—	$—	$21,412	$407,092	$—	$(9,420)	$397,672
Net fair value gains on loans and related obligations	1,145	203,944	24,425	—	10,776	240,290	—	13,370	253,660
Fee income	61,172	1,976	26,376	168,722	18,514	276,760	—	(40,171)	236,589
Net interest income (expense)
Interest income	28,200	—	—	66	756	29,022	—	(9)	29,013
Interest expense	(23,417)	(9)	—	(158)	(34,406)	(57,990)	(13,287)	(40)	(71,317)
Net interest income (expense)	4,783	(9)	—	(92)	(33,650)	(28,968)	(13,287)	(49)	(42,304)
Total revenues	452,780	205,911	50,801	168,630	17,052	895,174	(13,287)	(36,270)	845,617
Total expenses	444,522	83,600	41,727	151,962	63,325	785,136	64,669	(37,175)	812,630
Other, net	—	325	273	105	8	711	8,019	(905)	7,825
Net income (loss) before taxes	$8,258	$122,636	$9,347	$16,773	$(46,265)	$110,749	$(69,937)	$—	$40,812

Depreciation and amortization	$4,255	$9,819	$1,059	$5,710	$(89)	$20,754	$12,200	$—	$32,954
Total assets	$2,978,565	$789,351	$120,116	$358,684	$18,429,429	$22,676,145	$964,815	$(972,867)	$22,668,093

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended March 31, 2021
	Predecessor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$286,481	$—	$—	$—	$5,065	$291,546	$—	$(212)	$291,334
Net fair value gains on loans and related obligations	—	68,449	5,431	—	2,750	76,630	—	33	76,663
Fee income	32,731	524	8,930	76,383	36,191	154,759	—	6,612	161,371
Net interest income (expense)
Interest income	12,483	—	—	28	138	12,649	12	—	12,661
Interest expense	(11,592)	—	—	(64)	(14,954)	(26,610)	(7,756)	—	(34,366)
Net interest income (expense)	891	—	—	(36)	(14,816)	(13,961)	(7,744)	—	(21,705)
Total revenues	320,103	68,973	14,361	76,347	29,190	508,974	(7,744)	6,433	507,663
Total expenses	224,246	23,693	13,391	62,970	24,406	348,706	18,683	5,925	373,314
Other, net	—	34	149	2	895	1,080	(9,464)	(508)	(8,892)
Net income (loss) before taxes	$95,857	$45,314	$1,119	$13,379	$5,679	$161,348	$(35,891)	$—	$125,457

Depreciation and amortization	$1,423	$151	$125	$1,268	$146	$3,113	$371	$—	$3,484
Total assets	$2,425,529	$35,861	$82,375	$125,317	$17,378,088	$20,047,170	$379,562	$(326,313)	$20,100,419

22. Liquidity and Capital Requirements
FAM
In addition to the covenant requirements of FAM mentioned in Note 16 - Other Financing Lines of Credit, FAM is subject to various regulatory capital requirements administered by HUD as a result of their mortgage origination and servicing activities. HUD governs non-supervised, direct endorsement mortgagees, and Ginnie Mae, FNMA, and FHLMC, which sponsor programs that govern a significant portion of FAM’s mortgage loans sold and servicing activities. Additionally, FAM is required to maintain minimum net worth requirements for many of the states in which it sells and services loans. Each state has its own minimum net worth requirement; however, none of the state requirements are material to the Company's Condensed Consolidated Financial Statements.
Failure to meet minimum capital requirements can result in certain mandatory remedial actions and potentially result in additional discretionary remedial actions by regulators that, if undertaken, could: (i) remove FAM’s ability to sell and service loans to or on behalf of the Agencies; and (ii) have a direct material effect on FAM's financial statements, results of operations and cash flows.
In accordance with the regulatory capital guidelines, FAM must meet specific quantitative measures of cash, assets, liabilities, profitability and certain off-balance sheet items calculated under regulatory accounting practices. Further, changes in regulatory and accounting standards, as well as the impact of future events on FAM’s results, may significantly affect FAM’s net worth adequacy.
Among FAM’s various capital requirements related to its outstanding mortgage origination and servicing agreements, the most restrictive of these requires FAM to maintain a minimum adjusted net worth balance as of the

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
end of the most recent fiscal quarter of $174.7 million as of September 30, 2022. FAM’s actual net worth was $180.9 million as of September 30, 2022. FAM is also subject to requirements related to material declines in quarterly and two consecutive quarter tangible net worth. As of September 30, 2022, FAM was in compliance with the two consecutive quarter covenant.
In addition, FAM is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAM throughout the year. FAM is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of September 30, 2022, FAM was in compliance with applicable requirements.
FAR
As an issuer of HMBS, FAR is required by Ginnie Mae to maintain minimum net worth, liquidity, and capitalization levels as well as minimum insurance levels.
The net worth required is $5.0 million plus 1% of FAR’s commitment authority from Ginnie Mae. The liquidity requirement is for 20% of FAR’s required net worth to be in the form of cash or cash equivalent assets. FAR is required to maintain a ratio of 6% of net worth to total assets.
As of September 30, 2022, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $111.7 million as of September 30, 2022. FAR’s actual net worth calculated based on Ginnie Mae guidance was $271.7 million as of September 30, 2022. The minimum liquidity required of FAR by Ginnie Mae was $22.3 million as of September 30, 2022. FAR’s actual cash and cash equivalents were $69.2 million as of September 30, 2022. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement; however, FAR received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, the Company was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of September 30, 2022, FAR was in compliance with applicable requirements.
Incenter
Incenter Securities Group LLC ("ISG"), one of the operating subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules and Financial Industry Regulatory Authority ("FINRA") rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, ISG is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. ISG is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. ISG computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $0.3 million. As of September 30, 2022, ISG met the minimum net capital requirement amounts and was, therefore, in compliance.
Additionally, the ISG claims the exemption provision of SEC Rule 15c3-3(k)(2)(ii). ISG does not hold customer funds or safekeep customer securities. ISG introduces and clears its customers’ transactions through a third party on a fully disclosed basis. ISG also claims the exemption provision of Footnote 74 of the SEC Release No. 34-70073 adopting amendments to 17 C.F.R. § 240.17a-5 because ISG's other business activities are limited to (1) proprietary trading; (2) receiving transaction-based compensation for referring securities transactions to other broker-dealers; and (3) participating in distributions of securities (other than firm commitment underwritings) in accordance with the requirements of paragraphs (a) or (b)(2) of Rule 15c2-4.
Agents National Title Insurance Company (“ANTIC"), an operating subsidiary of Incenter, has additional capital requirements. The State of Missouri and State of Alabama require domestic title insurance underwriters maintain minimum capital and surplus of $1.6 million and $0.2 million, respectively. Failure to comply with these provisions may result in various actions up to and including surrender of the certificate of authority. Additionally, in October 2019, ANTIC entered into a capital maintenance agreement in conjunction with the approval for the certificate of authority for California. This agreement requires ANTIC to maintain a minimum of $8.0 million in policyholder surplus. If ANTIC falls below this requirement in any given quarter, Incenter must contribute cash, cash equivalents

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
securities or other instruments to bring ANTIC in compliance. The Company's insurance company subsidiaries met the existing minimum statutory capital and surplus requirements as of September 30, 2022.
ANTIC is also required to maintain bonds, certificates of deposit and interest-bearing accounts in accordance with applicable state regulatory requirements. The total requirement was $4.3 million across all states as of September 30, 2022. The Company was in compliance with these requirements as of September 30, 2022.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
23. Related Party Transactions
Promissory Notes
The Company had two Revolving Working Capital Promissory Note Agreements (the "2021 Promissory Notes") outstanding with BTO Urban Holdings and Libman Family Holdings, LLC, a Delaware limited liability company (“BTO Urban”) which are deemed affiliates of the Company. Amounts under the 2021 Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The 2021 Promissory Notes accrue interest monthly at a rate of 6.5% per annum and mature in January 2023. These notes had outstanding amounts of $30.0 million and $0 as of September 30, 2022 and December 31, 2021, respectively, recorded within notes payable, net, on the Condensed Consolidation Statements of Financial Condition. Additionally, there was an immaterial amount of interest paid on these notes during the Successor three and nine months ended September 30, 2022, six months ended September 30, 2021, and the Predecessor three months ended March 31, 2021.
Agricultural Loans
In 2019, the Company entered into an Amended and Restated Limited Liability Company Agreement with FarmOp Capital Holdings, LLC ("FarmOps") in which the Company acquired an equity investment in FarmOps. Subsequent to this agreement, the Company agreed to purchase originated agricultural loans from FarmOps. The Company purchased agricultural loans and had total funded draw amounts of $2.4 million and $41.1 million, respectively, for the Successor three months ended September 30, 2022 and $108.3 million and $174.6 million, respectively, for the nine months ended September 30, 2022. The Company purchased agricultural loans and had total funded draw amounts of $43.2 million and $41.2 million, respectively, for the three months ended September 30, 2021, $89.5 million and $94.6 million, respectively, during the six months ended September 30, 2021, and $83.0 million and $82.1 million, respectively, for the Predecessor three months ended March 31, 2021.
The Company had promissory notes outstanding with FarmOps of $4.6 million and $4.1 million, including accrued interest, as of September 30, 2022 and December 31, 2021, respectively, which are recorded in Other assets, net, on the Condensed Consolidated Statements of Financial Condition. This promissory note has an interest rate of 10% and maturity date of December 31, 2022.
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
As of September 30, 2022, the parties to the nonrecourse MSR financing liability are no longer deemed related. As of December 31, 2021, the Company had an outstanding balance for this financing liability of $142.4 million.
Senior Notes
Related parties of FoA purchased notes in the high-yield debt offering in November 2020 in an aggregate principal amount of $135.0 million.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
24. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2022 differs from the U.S.’s statutory rate primarily due to anticipated state statutory income tax rates, the projected mix of earnings or loss attributable to the noncontrolling interest not allocable to FoA, and the impact of discrete tax items, which includes a $23.5 million charge associated with the creation of a valuation allowance against net deferred tax assets, including net operating loss carry forwards and other deferred tax assets.
Prior to the Business Combination, FoA Equity operated as a U.S. Partnership which, generally, are not subject to U.S. federal and state income taxes. After the Business Combination, FoA is taxed as a corporation and is subject to U.S. federal, state, and local taxes on the income allocated to it from FoA Equity, based upon FoA’s economic interest in FoA Equity, as well as any stand-alone income it generates. FoA Equity and its disregarded subsidiaries, collectively, are treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, FoA Equity is not subject to U.S. federal and certain state and local income taxes. FoA Equity’s members, including FoA, are liable for U.S. federal, state, and local income taxes based on their allocable share of FoA Equity’s pass-through taxable income.
FoA Equity wholly owns certain regarded corporate subsidiaries for tax purposes. FoA Equity’s regarded corporate subsidiaries are subject to U.S. federal, state, and local taxes on income they generate. As such, the consolidated tax provision of FoA includes corporate taxes that it incurs based on its flow-through income from FoA Equity as well as its allocable portion of corporate taxes that are incurred by its regarded subsidiaries.
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

25. Earnings Per Share
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

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Basic net earnings (loss) per share:
Numerator
Net earnings (loss)	$(301,700)	$(533,518)	$50,110	$35,286	N/A
Less: Earnings (loss) attributable to noncontrolling interest(1)	(217,214)	(399,859)	28,726	11,637	N/A
Net income (loss) attributable to holders of Class A Common Stock - basic	$(84,486)	$(133,659)	$21,384	$23,649	N/A

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	62,804,809	61,993,353	59,861,171	59,871,386	N/A

Basic net earnings (loss) per share	$(1.35)	$(2.16)	$0.36	$0.39	N/A
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

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Diluted net loss per share:
Numerator
Net income (loss) attributable to holders of Class A Common Stock	$(84,486)	$(133,659)	$21,384	$23,649	N/A
Reallocation of net income (loss) assuming exchange of Class A LLC Units (1)	—	(307,401)	21,475	9,476	N/A
Net loss attributable to holders of Class A Common Stock - diluted	$(84,486)	$(441,060)	$42,859	$33,125	N/A

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	62,804,809	61,993,353	59,861,171	59,871,386	N/A
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock (2)	—	126,382,592	131,300,259	131,309,223	N/A
Weighted average shares of Class A Common Stock outstanding - diluted	62,804,809	188,375,945	191,161,430	191,180,609	N/A

Diluted net loss per share	$(1.35)	$(2.34)	$0.22	$0.17	N/A

Weighed-average anti-dilutive securities excluded from the computation of diluted earnings per share	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Restricted stock units	—	951,833	—	—	N/A
Class A LLC Units of FoA Equity that are convertible into Class A Common Stock	125,073,127	—	—	—	N/A
(1) For the three months ended September 30, 2022, the effect of the elimination of the noncontrolling interest due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA was determined to be anti-dilutive under the if-converted method. As such, the effect has been excluded from the calculation of diluted net loss per share. For the nine months ended September 30, 2022, this adjustment assumes the after-tax elimination of noncontrolling interest due to the

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA as of the beginning of the period following the if-converted method for calculating diluted net income (loss) per share.
Following the terms of the A&R LLC Agreement, the Class A LLC unitholders will bear approximately 85% of the cost of any vesting associated with the Replacement RSUs and Earnout Right RSUs prior to any distribution by the Company to such Class A LLC unitholders. The remaining compensation cost associated with the Replacement RSUs and Earnout Right RSUs will be born by FoA for the share attributable to Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., a Delaware limited partnership (“Blocker”). As a result of the application of the if-converted method in arriving at diluted net income (loss) per share for the nine months ended September, the entirety of the compensation cost associated with vesting of the Replacement RSUs and Earnout Right RSUs is assumed to be included in the net income (loss) attributable to holders of the Company’s Class A Common Stock.
(2) For the the three months ended September 30, 2022, the diluted weighted average shares outstanding of Class A Common Stock excludes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Continuing Unitholders, representing the noncontrolling interest, exchange their units on a one-for-one basis for shares of Class A Common Stock in FoA as a result of such conversion being anti-dilutive. For the nine months ended September 30, 2022, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Continuing Unitholders, representing the noncontrolling interest, exchange their units on a one-for-one basis for shares of Class A Common Stock in FoA as a result of such conversion being anti-dilutive.
In addition to the Class A LLC Units, the Company also had RSUs outstanding during the Successor three and nine months ended September 30, 2022. For the three months ended September 30, 2022, the effects of the RSUs was determined to be anti-dilutive following both the if-converted and treasury stock methods, and as such were excluded from the calculation of diluted net loss per share. For the nine months ended September 30, 2022, the effects of the RSUs following the treasury stock method have been excluded from the computation of diluted net loss per share given that the if-converted method was determined to be more dilutive.

26. Equity
Class A Common Stock
As of September 30, 2022 (Successor), there were 67,217,776 shares of Class A Common Stock outstanding, consisting of 62,959,276 shares issued and outstanding and 4,258,500 unvested shares that are subject to vesting and forfeiture. The 4,258,500 unvested shares of Class A Common Stock relate to the Sponsor Earnout. The 4,258,500 unvested shares of Class A Common Stock are not entitled to receive any dividends or other distributions, do not have any other economic rights until such shares are vested, and will not be entitled to receive back dividends or other distributions or any other form of economic “catch-up” once they become vested. The holders of the 62,959,276 issued and outstanding shares of Class A Common Stock represent the controlling interest of the Company.
Pursuant to the A&R MLTIP, certain equity holders of FoA and FoA Equity are obligated to deliver a number of shares of Class A Common Stock and Class A LLC Units for restricted stock unit awards granted by the Company. During the three and nine months ended September 30, 2022, in connection with FoA’s settlement of restricted stock units into shares of Class A Common Stock and pursuant to the A&R MLTIP, these equity holders delivered 97,429 and 1,373,080 shares, respectively, of Class A Common Stock and 576,810 and 3,749,057 Class A LLC Units to the Company in satisfaction, of such settlement. During both the three and six months ended September 30, 2021, in connection with FoA's settlement of restricted stock units into shares of Class A Common Stock and pursuant to the A&R MLTIP, these equity holders delivered 3,391,635 shares of Class A Common Stock and 829,222 Class A LLC Units to the Company in satisfaction of such settlement. No settlement of restricted stock awards occurred during the Predecessor period from January 1, 2021 to March 31, 2021. This delivery of shares of Class A Common Stock and Class A LLC Units to the Company offset the gross award of RSUs settled. During the three and nine months ended September 30, 2022, the Company elected to retire 347,861 and 2,002,192 shares received offsetting RSUs withheld to fund employee payroll taxes and instead funded those taxes with operating cash. During both the three and six months ended September 30, 2021, the Company elected to retire 1,774,192 shares received offsetting RSUs withheld to fund employee taxes. No shares were retired for this purpose during the Predecessor period from January 1, 2021 to March 31, 2021. The future settlement of the Replacement RSUs and Earnout Rights outstanding as of September 30, 2022, will also be funded by the delivery of Class A Common Stock and Class A LLC Units from certain equity holders of FoA and FoA Equity pursuant to the A&R MLTIP.
Pursuant to the Exchange Agreement, the Continuing Unitholders may elect to exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the three and nine months ended September 30, 2022, in connection with FoA’s settlement of the exchange of Class A LLC Units for shares of Class A Common Stock and

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
pursuant to the Exchange Agreement, certain equity holders delivered 3,096 and 111,209 Class A LLC Units, respectively, to the Company in exchange for the same number of shares of Class A Common Stock, respectively, in satisfaction of such settlement. There were no exchanges of Class A LLC Units for shares of Class A Common Stock during the Successor period for the three and six months ended September 30, 2021 or during the Predecessor period from January 1, 2021 to March 31, 2021.
Class B Common Stock
As of September 30, 2022, there are 15 shares of Class B Common Stock outstanding, all holders of which are Class A LLC Unit holders. The Class B Common Stock, par value $0.0001 per share, has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which shareholders of the Company are entitled to vote generally.
Class A LLC Units
In connection with the Business Combination, the Company, FoA Equity and the Continuing Unitholders entered into an Exchange Agreement. The Exchange Agreement sets forth the terms and conditions upon which holders of Class A LLC Units may exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. The Continuing Unitholders' ownership of Class A LLC Units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Statements of Financial Condition. As of September 30, 2022, there were 187,792,877 Class A LLC Units outstanding. Of the 187,792,877 Class A LLC Units outstanding, 62,959,276 are held by the Class A Common Stock shareholders and 124,833,601 are held by the noncontrolling interest of the Company.

27. Subsequent Events
The Company has evaluated subsequent events from the date of the condensed consolidated financial statements of September 30, 2022 through November 9, 2022, the date these condensed consolidated financial statements were issued. No events or transactions were identified that would have an impact on the financial position as of September 30, 2022 or results of operations of the Company for the three and nine months ended September 30, 2022, except as follows:
Mortgage Originations Segment
On October 20, 2022, the Board of the Company authorized a plan to discontinue substantially all of the operations of the Company’s Mortgage Originations segment in order to strategically optimize and invest in the Company’s Reverse Originations, Commercial Originations, Lender Services, and Portfolio Management segments (such plan, the “Resource Optimization Plan”). The Company anticipates that the Resource Optimization Plan will commence in the fourth quarter of 2022 and is expected to be substantially completed by the end of 2022.
For the reporting periods ended September 30, 2022 and December 31, 2021, the Mortgage Originations segment contributed $724.1 million and $2,148.5 million, respectively, of total assets and $693.1 million and $1,987.0 million, respectively, of total liabilities on Condensed Consolidated Statement of Financial Condition. These amounts include immaterial balances associated with the Company's home improvement channel, which will continue as part of the Company's operations.
Results for the affected Mortgage Originations segment for the periods presented in this report were as follows (in thousands):

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Gain on sale and other income from loans held for sale, net	$46,310	$239,430	$200,294	$385,680	$286,481
Net fair value gains on loans and related obligations	—	—	1,145	1,145	—
Fee income	13,885	52,120	30,827	61,172	32,731
Net interest income	1,079	8,327	2,807	4,783	891
Total revenues	61,274	299,877	235,073	452,780	320,103
Total expenses	102,499	397,209	220,331	444,522	224,246
Impairment of intangibles and other assets	(128,884)	(128,884)	—	—	—
NET INCOME (LOSS) BEFORE INCOME TAXES	$(170,109)	$(226,216)	$14,742	$8,258	$95,857

As part of the Plan, the Company will incur certain charges including but not limited to employee severance, retention and related benefits, contract terminations, and other charges. Amounts and timing of such charges will be assessed and recognized in accordance with accounting standards applicable to the respective charges. Additionally, the Company is reducing the total capacity of our other financing lines of credit associated with the Mortgage Origination segment.
Promissory Notes
On November 8, 2022, the Company amended the 2021 Promissory Notes with certain funds which are deemed affiliates of the Company, to increase the aggregate commitments for revolving borrowings thereunder from $30.0 million to $50.0 million and to extend their maturity from January 3, 2023 to July 31, 2023. The additional liquidity provides investment capital for growth initiatives and strategic opportunities currently under evaluation by the Company as well as other general corporate purposes. The 2021 Promissory Notes, which are structured with simultaneous draw and paydown terms, are secured by certain tangible assets of the Borrower and will continue to accrue interest monthly at a rate of 6.5% per annum. Refer to Note 23 - Related Party Transactions for additional information regarding the 2021 Promissory Notes.
Financing Lines of Credit
In October 31, 2022, the Company entered into a secured financing arrangement backed by reverse HECM MSR of up to $75.0 million with maturity date of October 31, 2027.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations ("MD&A") should be read together with our consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors. Except where the context otherwise requires, the terms “Finance of America Companies,” “Finance of America,”“FoA,” “we,” “us,” or “our” refer to the business of Finance of America Companies Inc. and its consolidated subsidiaries.

Overview
Finance of America Companies Inc. specialty finance consumer lending platform that provides pathways to achieve greater financial freedom through home equity. Through FOA’s subsidiaries, customers have access to a diverse range of flexible, end-to-end home financing and home equity solutions including home improvement loans and reverse mortgages as well as loans to residential real estate investors distributed across retail, third-party network, and digital channels. We believe we have a differentiated, less volatile strategy than mono-line mortgage lenders who focus on originating interest rate sensitive traditional mortgages and retain significant portfolios of MSRs with large potential future advancing obligations. In addition to our lending operations, we provide a variety of services to lenders through our Lender Services segment, which augments our lending profits with an attractive fee-oriented revenue stream. Our differentiated strategy is built upon a few key fundamental factors:
•We operate in a diverse set of lending markets that benefit from strong, secular tailwinds and are each influenced by different demand drivers. We believe this diversification results in stable and growing earnings with lower volatility and lower mortgage market correlation than a traditional mortgage company.
•We seamlessly connect borrowers with investors. Our consumer-facing business leaders interact directly with the investor-facing professionals in our Portfolio Management segment, facilitating the development of attractive lending solutions for our customers with the confidence that the loans we generate can be efficiently and profitably sold to a deep pool of investors. While we often retain a future performance-based participation in the underlying cash flows of our loan products, we seek to programmatically and profitably monetize most of our loan products through a variety of investor channels, which minimizes capital at risk.
•We distribute our products through multiple channels, and utilize flexible technology platforms and a distributed workforce in order to scale our businesses and manage costs efficiently. Our businesses are supported by a centralized business excellence office (“BXO”), providing all corporate support, including IT, Finance and Accounting, Treasury, Human Resources, Legal, Risk, and Compliance. This platform enables us to focus our resources as the opportunity set evolves while not being overly reliant on any individual product. As borrower demands for lending products change, we are able to change with them and continue to offer desirable lending solutions.
Today, we are principally focused on (1) residential mortgage loan products throughout the U.S., offering traditional mortgage loans, reverse mortgage loans, home improvement loans, and (2) business purpose loans to real estate investors. We have built a distribution network that allows our customers to interact with us through their preferred method: in person, via a broker or digitally. Our product offering diversity makes us resilient in varying rate and origination environments and differentiates us from traditional mortgage lenders. Our Lender Services segment supports a range of financial institutions, including our lending companies, with services such as title insurance and settlement services, appraisal management, valuation and brokerage services, fulfillment services, and technology platforms for student and consumer loans. In addition to creating recurring third party revenue streams, these service business lines allow us to better serve our lending customers and maximize our revenue per lending transaction. Furthermore, our Portfolio Management segment provides structuring and product development expertise, allowing innovation and improved visibility of execution for our originations, as well as broker/dealer and institutional asset management capabilities. These capabilities allow us to complete profitable securitizations of our originated loans, including 2 securitizations during the Successor three months ended September 30, 2022 and 6 for the nine months ended September 30, 2022. During 2021 there were 7 securitizations for the Successor period six months ended September 30, 2021 and 1 for the Predecessor three months ended March 31, 2021.

Our Segments
We manage our Company in five reportable segments: Mortgage Originations, Reverse Originations, Commercial Originations, Lender Services, and Portfolio Management. A description of the business conducted by each of these segments is provided in our Annual Report on 10-K filed with the SEC on March 15, 2022. As disclosed in our Current Report on Form 8-K filed October 21, 2022, pursuant to the Resource Optimization Plan, the Company will discontinue the operations of substantially all of the Company’s Mortgage Originations segment in order to strategically optimize the Company’s Reverse Originations, Commercial Originations, Lender Services, and Portfolio Management segments.
Business Trends and Conditions
There are several key factors and trends affecting our results of operations. A summary of key factors impacting our revenue include:
•prevailing interest rates which impact loan origination volume, with declining interest rates leading to increases in volume, and an increasing interest rate environment leading to decreases in volume;
•housing market trends which also impact loan origination volume, with a strong housing market leading to higher loan origination volume, and a weak housing market leading to lower loan origination volume;
•demographic and housing stock trends which impact the addressable market size of mortgage, reverse, and commercial loan originations;
•movement of market yields required by investors, with widening of investor yields generally having negative impacts on fair value of our financial assets;
•increases in loan modifications, delinquency rates, delinquency status, and prepayment speeds; and
•broad economic factors such as the strength and stability of the overall economy, including inflation, the unemployment level, and real estate values which have been substantially affected by the COVID-19 pandemic, further discussed below.
Other factors that may affect our cost base include trends in salaries and benefits costs, sales commissions, technology, rent, legal, compliance, and other general and administrative costs. Management continually monitors these costs through operating plans.
Impact of COVID-19 and Other Recent Events
During the year, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has shifted its monetary policies and scaled back certain of the measures it had initially put in place in response to the COVID-19 pandemic in an effort to combat inflationary pressures in the U.S. The combined disruptive impact of the COVID-19 pandemic and the conflict between Russia and Ukraine has, among other things, caused global supply chain issues and oil and other commodity price increases. These global macroeconomic events (among others) have in turn contributed to significant increases in consumer prices in the U.S. The Consumer Price Index for All Urban Consumers (“CPI”), a widely followed inflation gauge published by the Bureau of Labor Statistics, increased 7.0% from December 2020 to December 2021, its highest rate in nearly forty (40) years. The CPI rose 8.2% in September 2022 compared with a year earlier. The general effects of inflation on the economy of the United States can be wide ranging, evidenced by rising wages and rising costs of consumer goods and necessities. On March 16, 2022, in an effort to tamp down inflationary pressures, the Federal Reserve increased interest rates for the first time since December 2018 and signaled future rate increases. Subsequently, the Federal Reserve increased rates again in May, June, July, September, and November 2022 to combat continued inflationary pressures. Additionally, the Federal Reserve has announced plans to decrease purchases of government and mortgage-related bonds. Volatility in market conditions, resulting from the foregoing events have caused and may continue to cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market, and price transparency of real estate related or asset-backed assets.
Our Company is actively monitoring these events and their effects on the Company's financial condition, liquidity, operations, industry, and workforce.
These continuing economic impacts may cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets, and liquidity in 2022 and beyond. See Results of Operations.
For further discussion on the potential impacts of the COVID-19 pandemic, the Ukraine-Russia conflict, and the Federal Reserve’s monetary policies, see “Risks Related to the Business of the Company—Risks Related to COVID-19”, “—Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have a detrimental effect on our business”, “—Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates; our Company is exposed to other credit risk.” and “—Escalating global trade tensions, and the conflict between Russia and Ukraine, and the adoption or expansion of economic sanctions or trade restrictions could negatively impact us” under the section entitled “Item 1A.Risk Factors” in our Annual Report on 10-K, originally filed with the SEC on March 15, 2022, as such risk factors may be amended or updated in our subsequent periodic reports.
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
Net fair value gains (losses) on loans and related obligations
The majority of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as components of net fair value gains (losses) on loans and related obligations. See Note 4 - Fair Value within our consolidated financial statements for a discussion of fair value measurements.
Fee Income
We earn various fees from our customers during the process of origination and servicing of loans as well as providing services to third party customers. These fees include loan servicing and origination fees, title and closing service fees, title underwriting servicing fees, settlement fees, appraisal fees, and broker fees. Revenue is recognized when the performance obligations have been satisfied, which is typically at the time of loan origination or when the service to the third-party has been provided.
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
Net interest income (expense)
We earn interest income on mortgage loans and incur interest expense on our warehouse lines of credit and non-funding debt. Interest income and interest expense also accrues to loans held for investment, including securitized loans subject to HMBS and other nonrecourse debt. Such interest is included as a component of net fair value gains (losses) on loans and related obligations.
Operating Expenses
Salaries, benefits, and related expenses
Salaries, benefits, and related expenses includes commissions, bonuses, equity-based compensation, salaries, benefits, taxes, and all payroll related expenses for our employees.
Occupancy, equipment rentals, and other office related expenses
Occupancy, equipment rentals, and other office related expenses includes rent expense on office space and equipment and other occupancy related costs.
General and administrative expenses
General and administrative expenses primarily include loan origination expenses, loan portfolio expenses, professional fees, business development costs, communications and data processing costs, title and closing costs, depreciation and amortization, and other expenses.

Impairment of intangibles and other assets
Impairment of intangibles and other assets includes impairment charges recognized on indefinite-lived intangible assets, definite-lived intangible assets, long-lived assets, and ROU assets.
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
Subsequent to the Business Combination, FoA (together with certain corporate subsidiaries through which it owns its interest in FoA Equity) is treated as a corporation for U.S. federal and state income tax purposes and is subject to U.S. federal income taxes with respect to its allocable share of any taxable income of FoA Equity and is taxed at the prevailing corporate tax rates. FoA is a holding company, and its only material asset is its direct and indirect interest in FoA Equity. Accordingly, a provision for income taxes is recorded for the anticipated tax consequences of FoA's allocable share of FoA Equity's reported results of operations for federal income taxes. In addition to tax expenses, FoA also incurs expenses related to its operations, as well as payments under the TRAs, which are significant. FoA Equity may distribute amounts sufficient to allow FoA to pay its tax obligations and operating expenses, including distributions to fund any payments due under the TRAs. See “Tax Receivable Agreements” in our 2021 Form 10-K for further detail. However, the ability of FoA Equity to make such distributions may be limited due to, among other things, restrictive covenants in its financing lines of credit and senior notes.

Results of Operations
Overview
The following tables present selected financial data for the Successor three and nine months ended September 30, 2022, three and six months ended September 30, 2021, and for the Predecessor three months ended March 31, 2021.
Consolidated Results
The following table summarizes our consolidated operating results for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Gain on sale and other income from loans held for sale, net	$36,179	$226,336	$210,095	$397,672	$291,334
Net fair value gains (losses) on loans and related obligations	(6,376)	5,672	122,509	253,660	76,663
Fee income	70,512	316,798	145,725	236,589	161,371
Net interest expense	(29,214)	(69,152)	(21,829)	(42,304)	(21,705)
Total revenues	71,101	479,654	456,500	845,617	507,663
Total expenses	258,921	933,471	411,878	812,630	373,314
Impairment of intangibles and other assets	(138,184)	(138,184)	—	—	—
Other, net	21,330	41,234	9,928	7,825	(8,892)
NET INCOME (LOSS) BEFORE TAXES	$(304,674)	$(550,767)	$54,550	$40,812	$125,457

Net fair value gains (losses) on loans and related obligations
Certain of our financial instruments are valued utilizing a process that combines the use of a DCF model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments is recorded as a gain or loss in net fair value gains (losses) on loans and related obligations on the Condensed Consolidated Statements of Operations.
The following table summarizes the components of net fair value gains (losses) on loans and related obligations for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Net origination gains	$72,265	$255,386	$123,012	$228,369	$73,880
Net fair value gains from portfolio activity(1)	42,892	121,708	34,926	59,298	32,386
Net fair value losses from changes in market inputs or model assumptions	(121,533)	(371,422)	(35,429)	(34,007)	(29,603)
Net fair value gains (losses) on loans and related obligations	$(6,376)	$5,672	$122,509	$253,660	$76,663
(1) This line item includes realization of interest income and interest expense related to loans held for investment and securitization trusts, runoff, and portfolio amortization.

Principally, all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains (losses) on loans and related obligations in the Condensed Consolidated Statements of Operations. However, for certain of our outstanding financing lines of credit and non-funding debt, we have not elected to account for these liabilities under the fair value option. Accordingly, interest expense is presented separately on our Condensed Consolidated Statements of Operations. Further, interest income on collateralized loans may be reflected in net fair value gains (losses) on loans and related obligations on the Condensed Consolidated Statements of Operations, while the associated interest expense on the pledged loans will be included as a component of net interest expense. We evaluate net interest margin ("NIM") for our outstanding investments through an evaluation of all components of interest income and interest expense.
The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Interest income on commercial and reverse loans	$228,896	$582,350	$160,683	$334,623	$160,568
Interest expense on HMBS and nonrecourse obligations	(149,200)	(380,446)	(107,593)	(221,067)	(119,201)
Net interest margin included in net fair value gains on mortgage loans (1)	79,696	201,904	53,090	113,556	41,367
Interest income on mortgage loans held for sale	10,265	37,222	15,742	28,766	12,621
Interest expense on warehouse lines of credit	(34,173)	(90,221)	(30,735)	(57,643)	(26,546)
Non-funding debt interest expense	(6,920)	(20,361)	(6,842)	(13,486)	(7,756)
Other interest income	1,757	4,525	120	246	40
Other interest expense	(143)	(317)	(114)	(187)	(64)
Net interest expense	(29,214)	(69,152)	(21,829)	(42,304)	(21,705)
NET INTEREST MARGIN	$50,482	$132,752	$31,261	$71,252	$19,662
(1) Net interest margin included in fair value gains on mortgage loans includes interest income and expense on all commercial and reverse loans and their related nonrecourse obligations. Interest income on mortgage loans and interest expense on warehouse lines of credit are classified in net interest expense. See Note 2 - Summary of Significant Accounting Policies, within the consolidated financial statements in the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2022 for additional information on the Company’s accounting related to commercial and reverse mortgage loans.
For the three months ended September 30, 2022 versus the three months ended September 30, 2021
Net income (loss) before taxes decreased $359.2 million or 658.5% primarily as a result of the following:
•Gain on sale and other income from loans held for sale, net, decreased $173.9 million or 82.8% primarily as a result of lower volume and margin within our Mortgage Originations segment. Our Mortgage Originations segment had $2.5 billion in net rate lock volume for the three months ended September 30, 2022 compared to $7.7 billion for the comparable 2021 period, and mortgage origination margin of 1.87% for the three months ended September 30, 2022 compared to 2.61% for the comparable 2021 period. Gain on sale margins decreased primarily due to rate volatility and competitive pressure on margins in the 2022 period.
•Net fair value gains (losses) on loans and related obligations decreased by $128.9 million or 105.2% primarily as a result of fair value losses from market inputs or model assumptions and lower net origination gains from our Reverse and Commercial Originations segments, partially offset by increases to fair value gains from normal portfolio activity. Fair value losses from changes in market inputs or model assumptions increased primarily due to fair value adjustments related to increases in market discount rate assumptions driven by increases in interest rates and market yield assumptions. See Note 4 - Fair Value within the condensed consolidated financial statements for additional information on assumptions impacting the value of our loans held for investment. The Reverse and Commercial Originations segments recognized $72.3 million in net origination gains on originations of $1.5 billion of reverse and commercial mortgage loans for the three months ended September 30, 2022 compared to $123.0 million of net origination gains on $1.6 billion for the comparable 2021 period. The decrease in net origination gains in the Reverse and Commercial Originations segments were due to lower margin during the three months ended September 30, 2022 as a result of market volatility.
•Fee income decreased $75.2 million or 51.6% primarily as a result lower volume in our Lender Services segment and lower mortgage origination volume in our Mortgage Origination segment during the three months ended September 30, 2022.

•Net interest expense increased $7.4 million or 33.8% as a result of lower interest income on mortgage loans held for sale and more interest expense on warehouse lines of credit during the three months ended September 30, 2022.
•Total expenses decreased $153.0 million or 37.1% due to lower salaries, benefits, and related expenses and a decrease in general and administrative expenses. Salaries, benefits, and related expenses decreased by $115.6 million or 44.1% primarily as a result of our lower loan origination volumes and lower average headcount during the three months ended September 30, 2022. The decrease in general and administrative expenses relates to general cost cutting measures.
•An impairment charge of $138.2 million was recorded during the three months ended September 30, 2022. The impairment is mainly attributable to our Mortgage Origination segment. During the third quarter of 2022, the Company observed that the length and magnitude of the downturn in mortgage demand had significantly increased compared to prior periods. As a result, the Mortgage Origination reporting unit's current and expected future operating losses indicated that certain long-lived assets and intangible assets included in the reporting unit may not be recoverable, and an impairment analysis was performed as of September 30, 2022 resulting in this recognized impairment.

For the nine months ended September 30, 2022 (Successor) versus the nine months ended September 30, 2021 (Successor and Predecessor)
Net income (loss) before taxes decreased $717.0 million or 431.3% primarily as a result of the following:
•Gain on sale and other income from loans held for sale, net, decreased $462.7 million or 67.2% primarily as a result of lower Mortgage Originations segment revenue driven by lower origination volume and lower revenue margins for the nine months ended September 30, 2022 when compared to the 2021 period. Our margin on originated mortgage loans decreased to 2.07% for the nine months ended September 30, 2022 compared to 2.95% for the comparable 2021 period. Our Mortgage Originations segment had $11.6 billion in net rate lock volume for the nine months ended September 30, 2022 compared to $22.8 billion for the comparable 2021 period.
•Net fair value gains (losses) on loans and related obligations decreased $324.7 million or 98.3% primarily as a result of fair value losses from market inputs or model assumptions and lower net origination gains from our Reverse and Commercial Originations segments. The increase in fair value losses from changes in market inputs or model assumptions was primarily due to fair value adjustments related to increases in discount rate assumptions on securitized mortgage assets. See Note 4 - Fair Value within the consolidated financial statements for additional information on assumptions impacting the value of our loans held for investment. The Reverse and Commercial Originations segments recognized $255.4 million in net origination gains on originations of $5.7 billion of reverse and commercial mortgage loans for the nine months ended September 30, 2022 compared to $302.2 million in net origination gains on $4.1 billion for the comparable 2021 period. The net origination gains from higher origination volume in the Reverse and Commercial Originations segments were offset by lower margin due to market volatility during the nine months ended September 30, 2022.
•Total expenses decreased $252.5 million or 21.3% due to lower salaries, benefits, and related expenses combined with decreased general and administrative expenses primarily as a result of our lower average headcount, lower origination volume, and general cost cutting measures during the nine months ended September 30, 2022.
•An impairment charge of $138.2 million was recorded during the nine months ended September 30, 2022. The impairment is mainly attributable to our Mortgage Origination segment. During the third quarter of 2022, the Company observed that the length and magnitude of the downturn in mortgage demand had significantly increased compared to prior periods. As a result, the Mortgage Origination reporting unit's current and expected future operating losses indicated that certain long lived-assets and intangible assets included in the reporting unit may not be recoverable, and an impairment analysis was performed as of September 30, 2022 resulting in this recognized impairment.

SEGMENT RESULTS
Revenue generated on inter-segment services performed are valued based on estimated market value. Revenue and fees are directly allocated to their respective segments at the time services are performed. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the three and nine months ended September 30, 2022. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.
Mortgage Originations Segment
As disclosed in our Current Report on Form 8-K filed October 21, 2022, pursuant to the Resource Optimization Plan, the Company will discontinue the operations of the Company’s Mortgage Originations segment, other than its home improvement channel, in order to strategically optimize the Company’s Reverse Originations, Commercial Originations, Lender Services, and Portfolio Management segments.
The following table summarizes our Mortgage Origination segment's results for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Gain on sale and other income from loans held for sale, net	$46,310	$239,430	$200,294	$385,680	$286,481
Net fair value gains on loans and related obligations	—	—	1,145	1,145	—
Fee income	13,885	52,120	30,827	61,172	32,731
Net interest income	1,079	8,327	2,807	4,783	891
Total revenue	61,274	299,877	235,073	452,780	320,103
Total expenses	102,499	397,209	220,331	444,522	224,246
Impairment of intangibles and other assets	(128,884)	(128,884)	—	—	—
NET INCOME (LOSS) BEFORE TAXES	$(170,109)	$(226,216)	$14,742	$8,258	$95,857

Our Mortgage Originations segment generates its revenue primarily from the origination and sale of residential mortgages, including conforming mortgages, government mortgages insured by the FHA, VA, and USDA, non-conforming products such as jumbo mortgages, non-qualified mortgages, closed-end second mortgages, and home improvement loans into the secondary market. Revenue from our Mortgage Originations segment includes cash gains recognized on the sale of mortgages, net of any estimated repurchase obligations, realized hedge gains, and losses, fair value adjustments on loans held for sale, and any fair value adjustments on our outstanding interest rate lock pipeline and derivatives utilized to mitigate interest rate exposure on our outstanding mortgage pipeline. We also earn origination fees on the successful origination of mortgage loans, which are recorded at the time of origination of the associated loans.
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

KEY METRICS
The following table provides a summary of some of our Mortgage Origination segment's key metrics (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Loan origination volume (dollars)
Conforming	$1,540,994	$7,332,712	$4,698,538	$9,000,708	$5,397,708
Government	640,366	2,128,010	987,074	1,982,731	1,068,650
Non-conforming	446,545	2,386,714	1,632,513	3,204,408	1,937,860
Home improvement	69,321	184,401	64,566	123,494	—
Total loan origination volume	$2,697,226	$12,031,837	$7,382,691	$14,311,341	$8,404,218

Loan origination volume by type (dollars)
Agency	$2,124,027	$9,279,390	$6,324,230	$12,398,694	$7,367,044
Non-agency	503,878	2,568,046	993,895	1,789,153	1,037,174
Home improvement	69,321	184,401	64,566	123,494	—
Total loan origination volume by type	$2,697,226	$12,031,837	$7,382,691	$14,311,341	$8,404,218

Loan origination volume by channel (dollars)
Retail	$1,703,174	$7,021,668	$4,838,128	$9,708,682	$5,622,487
Wholesale/Correspondent	874,854	4,052,674	1,786,304	2,987,807	1,706,365
Consumer direct	49,877	773,094	693,693	1,491,358	1,075,366
Home improvement	69,321	184,401	64,566	123,494	—
Total loan origination volume by channel	$2,697,226	$12,031,837	$7,382,691	$14,311,341	$8,404,218

Loan origination volume by type (dollars)
Purchase	$2,277,955	$8,380,030	$3,759,059	$7,253,521	$2,664,493
Refinance	349,950	3,467,406	3,559,066	6,934,326	5,739,725
Home improvement	69,321	184,401	64,566	123,494	—
Total loan origination volume by type	$2,697,226	$12,031,837	$7,382,691	$14,311,341	$8,404,218

Loan origination volume (units)
Conforming	4,486	20,598	14,522	28,658	18,090
Government	1,903	6,331	3,041	6,182	3,426
Non-conforming	486	2,530	2,032	4,004	2,472
Home improvement	5,831	15,588	5,935	11,457	—
Total loan origination volume	12,706	45,047	25,530	50,301	23,988

Loan origination volume by type (units)
Agency	6,131	26,023	18,400	36,678	22,763
Non-agency	744	3,436	1,195	2,166	1,225
Home improvement	5,831	15,588	5,935	11,457	—

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Total loan origination volume by type	12,706	45,047	25,530	50,301	23,988

Loan origination volume by channel (units)
Retail	4,754	18,913	13,353	27,090	16,123
Wholesale/Correspondent	1,982	8,405	4,210	7,215	4,745
Consumer direct	139	2,141	2,032	4,539	3,120
Home improvement	5,831	15,588	5,935	11,457	—
Total loan origination volume by channel	12,706	45,047	25,530	50,301	23,988

Loan origination volume by type (units)
Purchase	5,852	20,426	9,801	19,129	7,534
Refinance	1,023	9,033	9,794	19,715	16,454
Home improvement	5,831	15,588	5,935	11,457	—
Total loan origination volume by type	12,706	45,047	25,530	50,301	23,988

Loan sales by investor (dollars)
Agency	$2,149,549	$9,789,163	$5,733,609	$11,541,450	$7,246,418
Private	812,519	3,221,563	1,574,710	2,787,028	1,152,810
Total loan sales by investor	$2,962,068	$13,010,726	$7,308,319	$14,328,478	$8,399,228

Loan sales by type (dollars)
Servicing released	$1,173,968	$3,932,394	$3,313,801	$5,497,385	$2,086,550
Servicing retained	1,788,100	9,078,332	3,994,518	8,831,093	6,312,678
Total loan sales by type	$2,962,068	$13,010,726	$7,308,319	$14,328,478	$8,399,228

Net rate lock volume	$2,474,329	$11,591,373	$7,679,106	$14,347,929	$8,405,313
Mortgage originations margin (including servicing margin) (1)	1.87%	2.07%	2.61%	2.69%	3.41%
Capitalized servicing rate (in bps)	113.1	122	102.6	103.1	89.1
(1) Calculated for each period as Gain on sale and other income from loans held for sale, net, divided by Net rate lock volume.

Revenue
In the table below is a summary of the components of our Mortgage Origination segment's total revenue for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Gain on sale, net	$58,033	$134,155	$221,680	$390,501	$200,874
Provision for repurchases	(6,708)	(13,013)	(1,970)	(3,783)	(2,258)
Net realized hedge gains (losses)	9,821	177,532	(22,982)	(39,995)	74,823
Changes in fair value of loans held for sale	(21,429)	(53,956)	(5,561)	6,041	(41,485)
Changes in fair value of interest rate locks	(24,064)	(33,289)	(5,472)	(8,456)	(49,946)
Changes in fair value of derivatives/hedges	30,657	28,001	14,599	41,372	104,473
Gain on sale and other income from loans held for sale, net	46,310	239,430	200,294	385,680	286,481
Net fair value gains on loans and related obligations	—	—	1,145	1,145	—
Origination related fee income	13,885	52,120	30,827	61,172	32,731
Net interest income	1,079	8,327	2,807	4,783	891
Total revenue	$61,274	$299,877	$235,073	$452,780	$320,103

Net interest income was comprised of the following (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Interest income	$9,235	$35,097	$15,363	$28,200	$12,483
Interest expense	(8,156)	(26,770)	(12,556)	(23,417)	(11,592)
Net interest income	$1,079	$8,327	$2,807	$4,783	$891

WAC - loans held for sale	5.7%	5.0%	3.0%	3.0%	2.9%
WAC - warehouse lines of credit	5.6%	4.4%	3.3%	3.1%	3.0%
For the three months ended September 30, 2022 versus the three months ended September 30, 2021
Total revenue decreased $173.8 million or 73.9% as a result of the following:
•Gain on sale, net, decreased $163.6 million or 73.8% as a result of decreased gain on sale margins on lower volume during the three months ended September 30, 2022. We sold $3.0 billion in mortgage loans for the three months ended September 30, 2022 compared to $7.3 billion for the comparable 2021 period. Weighted average gain on sale margins on sold loans were 2.0% for the three months ended September 30, 2022 compared to 3.0% for the comparable 2021 period. Gain on sale margins decreased primarily due to rate volatility while IRLCs and loans were in the pipeline and competitive pressure on margins in the 2022 period.
•For the three months ended September 30, 2022, net realized hedge gains and changes in fair value of derivatives/hedges were $40.5 million compared to losses of $8.4 million in the comparable 2021 period, driven by increases in average market interest rates while IRLCs and loans were in the pipeline.

•Changes in fair value of our loan and interest rate locks pipeline decreased $34.5 million or 312.3% primarily due to the impact of continued rate increases while IRLCs and loans were in the pipeline.
•Origination related fee income decreased $16.9 million or 55.0% as a result of lower loan origination volume for the three months ended September 30, 2022.

For the nine months ended September 30, 2022 (Successor) versus the nine months ended September 30, 2021 (Successor and Predecessor)
Total revenue decreased $473.0 million or 61.2% as a result of the following:
•Gain on sale, net, decreased $457.2 million or 77.3% as a result of decreased gain on sale margins on lower volume during the nine months ended September 30, 2022. We sold $13.0 billion in mortgage loans for the nine months ended September 30, 2022 compared to $22.7 billion for the comparable 2021 period. Weighted average gain on sale margins on sold loans was 1.0% for the nine months ended September 30, 2022 compared to 2.6% for the comparable 2021 period. Gain on sale margins decreased primarily due to rate volatility while the related IRLCs and loans were in the pipeline and competitive pressure on margins in the 2022 period.
•During the nine months ended September 30, 2022, net realized hedge gains and changes in fair value of derivatives/hedges were $205.5 million compared to $180.7 million in the comparable 2021 period, driven by differences in relative pipeline size and changes in average market interest rates while the related IRLCs and loans were in the pipeline.
•Origination related fee income decreased $41.8 million or 44.5% as a result of lower loan origination volume during the nine months ended September 30, 2022.

Expenses
In the table below is a summary of the components of our Mortgage Originations segment's total expenses for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Commissions and bonuses	$29,367	$130,203	$106,316	$209,916	$111,766
Salaries	33,428	117,263	48,565	104,121	46,232
Other salary related expenses	8,398	36,808	11,073	24,225	18,451
Total salaries, benefits, and related expenses	71,193	284,274	165,954	338,262	176,449

Loan origination fees	6,012	23,853	17,539	32,320	14,003
Loan processing expenses	2,228	9,341	5,119	10,544	5,462
Other general and administrative expenses	18,580	65,915	26,918	54,506	23,112
Total general and administrative expenses	26,820	99,109	49,576	97,370	42,577

Occupancy, equipment rentals, and other office related expenses	4,486	13,826	4,801	8,890	5,220
Total expenses	$102,499	$397,209	$220,331	$444,522	$224,246

For the three months ended September 30, 2022 versus the three months ended September 30, 2021
Total expenses decreased $117.8 million or 53.5% as a result of the following:
•Salaries, benefits, and related expenses decreased $94.8 million or 57.1%, primarily due to a decrease of $76.9 million in commissions and bonus on lower retail and consumer direct volume, as well as a decrease of $15.1 million in salaries due to a reduction in average headcount. Average headcount for the three months ended September 30, 2022, was 2,089 compared to 3,046 for the 2021 period.
•General and administrative expenses decreased $22.8 million or 45.9% primarily due to lower origination volume which resulted in a decrease of $11.5 million in loan origination expenses, a decrease of $2.9 million in loan processing expenses, and a decrease of $8.3 million in other general and administrative expenses primarily attributable to general cost cutting measures.

For the nine months ended September 30, 2022 (Successor) versus the nine months ended September 30, 2021 (Successor and Predecessor)
Total expenses decreased $271.6 million or 40.6% as a result of the following:
•Salaries, benefits, and related expenses decreased $230.4 million or 44.8%, primarily due to a decrease of $191.5 million in commissions and bonus on lower retail and consumer direct volume, as well as, a decrease of $33.1 million in salaries due to a reduction in average headcount. Average headcount for the nine months ended September 30, 2022 was 2,522 compared to 3,063 for the 2021 period.
•General and administrative expenses decreased $40.8 million or 29.2% primarily due to lower origination volume which resulted in a decrease of $22.5 million in loan origination fees, a decrease of $6.7 million in loan processing expenses, and a decrease of $11.7 million in other general and administrative expenses primarily attributable to general cost cutting measures.

Reverse Originations Segment
The following table summarizes our Reverse Originations segment's results for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Net origination gains	$71,204	$254,830	$109,408	$203,944	$68,449
Fee income	936	4,875	1,022	1,976	524
Net interest expense	—	—	—	(9)	—
Total revenue	72,140	259,705	110,430	205,911	68,973
Total expenses	37,959	125,092	41,354	83,600	23,693
Other, net	24	3,276	221	325	34
NET INCOME BEFORE TAXES	$34,205	$137,889	$69,297	$122,636	$45,314

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

KEY METRICS
The following table provides a summary of some of our Reverse Originations segment's key metrics (dollars in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Loan origination volume
Total loan origination volume - new originations(1)	$1,135,118	$4,189,913	$1,157,212	$2,170,535	$768,795
Total loan origination volume - tails(2)	164,722	482,172	135,164	257,126	120,775
Total loan origination volume	$1,299,840	$4,672,085	$1,292,376	$2,427,661	$889,570
Total loan origination volume - units	3,215	11,761	3,382	6,640	2,864

Loan origination volume - new originations by channel(3)
Retail	$141,533	$588,718	$195,797	$368,769	$127,679
TPO	993,585	3,601,195	961,415	1,801,766	641,116
Total loan origination volume - new originations by channel	$1,135,118	$4,189,913	$1,157,212	$2,170,535	$768,795
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

Revenue
In the table below is a summary of the components of our Reverse Originations segment's total revenue for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Net origination gains:
Retail	$12,328	$45,818	$30,061	$47,281	$16,913
TPO	100,515	384,493	144,049	285,435	99,678
Acquisition costs	(41,639)	(175,481)	(64,702)	(128,772)	(48,142)
Total net origination gains	71,204	254,830	109,408	203,944	68,449
Fee income	936	4,875	1,022	1,976	524
Net interest income	—	—	—	(9)	—
Total revenue	$72,140	$259,705	$110,430	$205,911	$68,973

For the three months ended September 30, 2022 versus the three months ended September 30, 2021
Total revenue decreased $38.3 million or 34.7% as a result of the following:
•Net origination gains decreased $38.2 million or 34.9% as a result of lower margins due to market volatility and widening credit spreads in the secondary markets during the three months ended September 30, 2022. During the three months ended September 30, 2022, the weighted average margin on production was 6.27% compared to 9.33% during the comparable 2021 period.

For the nine months ended September 30, 2022 (Successor) versus the nine months ended September 30, 2021 (Successor and Predecessor)
Total revenue decreased $15.2 million or 5.5% as a result of the following:
•Net origination gains decreased $17.6 million or 6.4% as a result of decreased margins, partially offset by higher loan origination volume during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the weighted average margin on production was 6.08% compared to 9.40% in 2021, a decrease of 35.3% due to market volatility and widening credit spreads during the nine months ended September 30, 2022. We originated $4.2 billion of reverse mortgage loans for the nine months ended September 30, 2022, an increase of 42.5%, compared to $2.9 billion for the comparable 2021 period. The higher origination volume is attributable to home price appreciation and improved interest rates leading to an increase in market size, more equity available to seniors, and increased refinance volumes during the nine months ended September 30, 2022.
•Fee income increased $2.4 million or 95.0% as a result of higher volume and higher mix of government-insured reverse mortgage production during the nine months ended September 30, 2022.

Expenses
In the table below is a summary of the components of our Reverse Originations segment's total expenses for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Salaries and bonuses	$17,616	$60,016	$18,761	$38,606	$11,692
Other salary related expenses	1,886	5,908	1,605	3,613	1,395
Total salaries, benefits, and related expenses	19,502	65,924	20,366	42,219	13,087

Loan origination fees	2,473	6,983	2,120	4,881	3,258
Professional fees	931	2,596	2,444	5,120	2,079
Other general and administrative expenses	14,710	48,399	15,954	30,445	4,958
Total general and administrative expenses	18,114	57,978	20,518	40,446	10,295

Occupancy, equipment rentals, and other office related expenses	343	1,190	470	935	311
Total expenses	$37,959	$125,092	$41,354	$83,600	$23,693

For the three months ended September 30, 2022 versus the three months ended September 30, 2021
Total expenses decreased $3.4 million or 8.2% as a result of the following:
•General and administrative expenses decreased $2.4 million or 11.7% primarily due to lower professional fess for the three months ended September 30, 2022 when compared to the same period in 2021. The decrease in professional fees was primarily the result of higher legal and consulting fees incurred during the third quarter of 2021 related to the roll out of proprietary products in new states.

For the nine months ended September 30, 2022 (Successor) versus the nine months ended September 30, 2021 (Successor and Predecessor)
Total expenses increased $17.8 million or 16.6% as a result of the following:
•Total salaries, benefits, and related expenses increased $10.6 million or 19.2% primarily due to an increase in production related compensation and average headcount to support the increased origination volume. Average headcount for the nine months ended September 30, 2022 was 493 compared to 363 for the 2021 period.
•General and administrative expenses increased $7.2 million or 14.3% primarily due to the amortization of intangibles that started being expensed in the second quarter of 2021 related to the Business Combination.

Commercial Originations Segment
The following table summarizes our Commercial Originations segment's results for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Net origination gains	$1,061	$556	$13,604	$24,425	$5,431
Fee income	11,416	45,233	14,252	26,376	8,930
Total revenue	12,477	45,789	27,856	50,801	14,361
Total expenses	19,535	67,210	21,678	41,727	13,391
Impairment of intangibles and other assets	(5,500)	(5,500)	—	—	—
Other, net	130	418	133	273	149
NET INCOME (LOSS) BEFORE TAXES	$(12,428)	$(26,503)	$6,311	$9,347	$1,119
Our Commercial Originations segment generates its revenues primarily from the origination of loans secured by 1-8 family residential properties, which are owned for investment purposes as either long-term rentals (“SRL”) or “fix and flip” properties that are undergoing construction or renovation. Revenue from our Commercial Originations segment include both our initial estimate of fair value gains on the date of origination ("Net origination gains"), which is determined by utilizing quoted prices on similar securities or internally-developed models utilizing observable market inputs, in addition to fees earned at the time of origination of the associated loans. We elect to account for all originated loans at fair value. The loans are immediately transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in revenues of our Portfolio Management segment until final disposition.

KEY METRICS
The following table provides a summary of some of our Commercial Originations segment's key metrics (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor

Loan origination volume (dollars)(1)
Portfolio	$46,861	$250,488	$78,547	$148,574	$59,458
SRL	144,390	684,239	197,864	368,306	104,992
Fix & flip	147,216	374,146	112,312	208,366	90,018
New construction	14,175	50,686	15,376	33,014	3,422
Agricultural(2)	2,370	108,270	43,216	89,525	83,013
Total loan origination volume	$355,012	$1,467,829	$447,315	$847,785	$340,903

Loan origination volume (units)(1)
Portfolio	72	333	99	173	71
SRL	836	3,627	1,082	2,041	643
Fix & flip	581	1,607	472	917	430
New construction	43	123	53	109	13
Agricultural(2)	1	47	8	32	27
Total loan origination volume	1,533	5,737	1,714	3,272	1,184
(1) Loan origination volume and units consist of approved total borrower commitments. These amounts include amounts available to our borrowers but have not yet been drawn upon.
(2) Revenue from origination and management of agricultural loans is recognized in our Portfolio Management segment.

Revenue
In the table below is a summary of the components of our Commercial Originations segment's total revenue for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Net origination gains	$1,061	$556	$13,604	$24,425	$5,431
Fee income	11,416	45,233	14,252	26,376	8,930
Total revenue	$12,477	$45,789	$27,856	$50,801	$14,361

For the three months ended September 30, 2022 versus the three months ended September 30, 2021
Total revenue decreased $15.4 million or 55.2% as result of the following:
•Net origination gains decreased by $12.5 million or 92.2%, primarily as a result of a decrease in margin and volume within our Commercial Originations segment. Funded volume declined 21% compared to the 2021 period while margins declined primarily due to the volatility in market interest rates and widening credit spreads on non-agency loan products.
•Fee income decreased $2.8 million or 19.9% primarily as a result of a 20.6% decrease in loan origination volume during the three months ended September 30, 2022 compared to the comparable 2021 period.

For the nine months ended September 30, 2022 (Successor) versus the nine months ended September 30, 2021 (Successor and Predecessor)
Total revenue decreased $19.4 million or 29.7% as result of the following:
•Net origination gains decreased $29.3 million or 98.1%, primarily as a result of a decrease in net origination gain margin partially offset by higher origination funded volume during the nine months ended September 30, 2022. Margins declined primarily due to the volatility in market interest rates and widening credit spreads on non-agency loan products.
•Fee income increased $9.9 million or 28.1% primarily as a result of a 23.5% increase in loan origination volume and a 2.7% increase in fee income per originated loan during the nine months ended September 30, 2022 when compared to the 2021 period.

Expenses
In the table below is a summary of the components of our Commercial Originations segment's total expenses for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Salaries	$7,409	$24,339	$7,693	$15,336	$4,769
Commissions and bonus	2,964	11,334	3,577	6,458	2,092
Other salary related expenses	1,361	4,514	1,064	2,044	797
Total salaries, benefits, and related expenses	11,734	40,187	12,334	23,838	7,658

Loan origination fees	5,526	19,303	5,216	10,155	3,140
Professional fees	698	2,092	1,148	2,480	891
Other general and administrative expenses	1,271	4,597	2,636	4,607	1,164
Total general and administrative expenses	7,495	25,992	9,000	17,242	5,195

Occupancy, equipment rentals, and other office related expenses	306	1,031	344	647	538
Total expenses	$19,535	$67,210	$21,678	$41,727	$13,391

For the three months ended September 30, 2022 versus the three months ended September 30, 2021
Total expenses decreased $2.1 million or 9.9% as a result of the following:
•General and administrative expenses decreased $1.5 million or 16.7% primarily due to a decrease in other general and administrative expenses of $1.4 million associated with cost cutting measures during the three months ended September 30, 2022.

For the nine months ended September 30, 2022 (Successor) versus the nine months ended September 30, 2021 (Successor and Predecessor)
Total expenses increased $12.1 million or 21.9% as a result of the following:
•Salaries, benefits, and related expenses increased $8.7 million or 27.6% primarily due to the increase in production related compensation, and average headcount to support the increased origination volume for the nine months ended September 30, 2022. Average headcount for the nine months ended September 30, 2022 was 305 compared to 219 for the 2021 period.

•General and administrative expenses increased $3.6 million or 15.8% primarily due to the increase in loan origination fees. Loan origination fees increased $6.0 million or 45.2% primarily as a result of a 23.5% increase in loan origination volume during the nine months ended September 30, 2022 compared to the comparable 2021 period.

Lender Services Segment
The following table summarizes our Lender Services segment's results for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Loss on sale and other income from loans held for sale, net	$(142)	$(1,057)	$—	$—	$—
Fee income	43,743	178,043	87,592	168,722	76,383
Net interest income (expense)	565	1,228	(77)	(92)	(36)
Total revenues	44,166	178,214	87,515	168,630	76,347
Total expenses	55,690	190,111	78,688	151,962	62,970
Other, net	734	3,212	22	105	2
NET INCOME (LOSS) BEFORE TAXES	$(10,790)	$(8,685)	$8,849	$16,773	$13,379

Our Lender Services segment generates its revenue primarily from fee income. Revenue from our Lender Services segment include both the title agent closing and underwriting services. These services are directly tied to the number of closings and orders that are processed throughout the period. In addition, student and consumer loan processing, fulfillment services, and MSR valuation services all contribute to our total revenue in the Lender Services segment.

KEY METRICS
The following table provides a summary of some of our Lender Services segment's key metrics:

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Title insurance underwriter policies	22,727	101,154	57,185	113,366	48,814
Incenter title agent orders	10,849	54,027	59,429	114,864	54,960
Incenter title agent closings	8,121	48,288	48,694	92,252	46,991
Total appraisals	10,063	32,272	12,600	22,951	7,427
Full-time employee average count for fulfillment revenue	769	873	986	986	858
Total MSR valuations performed	152	433	137	274	124

Revenue
In the table below is a summary of the components of our Lender Services segment's total revenue for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Insurance underwriting services	$16,541	$79,955	$42,717	$77,629	$33,322
Title agent and closing services	16,037	56,381	24,988	58,866	31,750
Fulfillment services	4,316	18,786	7,337	14,160	6,779
MSR trade brokerage, valuation, and other services	2,782	13,066	8,306	12,156	2,462
Student and consumer loan origination services	3,567	7,632	3,512	5,012	2,012
Other income	358	1,166	732	899	58
Net interest income (expense)	565	1,228	(77)	(92)	(36)
Total revenue	$44,166	$178,214	$87,515	$168,630	$76,347
For the three months ended September 30, 2022 versus the three months ended September 30, 2021
Total revenue decreased $43.3 million or 49.5% as a result of the following:
•For the three months ended September 30, 2022, insurance underwriting services revenue decreased $26.2 million or 61.3%, as a result of lower volume. We underwrote 22,727 policies during the three months ended September 30, 2022, compared to 57,185 underwritten policies for the comparable 2021 period, a decrease of 60.3%. Title agent and closing revenue decreased $9.0 million or 35.8%, as a result of lower volume. The decrease in volume was primarily the result of increasing interest rates resulting in a decline in refinance volumes.

For the nine months ended September 30, 2022 (Successor) versus the nine months ended September 30, 2021 (Successor and Predecessor)
Total revenue decreased $66.8 million or 27.3% as a result of the following:
•For the nine months ended September 30, 2022, title agent and closing revenue decreased $34.2 million or 37.8%, as a result of lower volume. We acted as title agent on 48,288 loan closings during the nine months ended September 30, 2022, compared to 139,243 loan closings for the 2021 period, a decrease of 65.3%. Insurance underwriting services revenue also decreased $31.0 million or 27.9%, as a result of lower volume. We underwrote 101,154 policies during the nine months ended September 30, 2022, compared to 162,180 underwritten policies for the 2021 period, a decrease of 37.6%. The decrease in volume was primarily the result of increasing interest rates resulting in a decline in refinance volumes.

Expenses
In the table below is a summary of the components of our Lender Services segment's total expenses for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Salaries	$16,203	$52,711	$18,129	$36,480	$16,715
Commissions and bonus	4,933	17,850	9,755	18,445	7,045
Other salary related expenses	3,211	12,587	5,183	11,445	4,001
Total salaries, benefits, and related expenses	24,347	83,148	33,067	66,370	27,761

Title and closing	19,339	68,999	31,358	56,548	25,062
Communication and data processing	2,772	8,780	3,760	6,885	2,960
Other general and administrative expenses	8,303	26,509	9,298	19,939	6,040
Total general and administrative expenses	30,414	104,288	44,416	83,372	34,062

Occupancy, equipment rentals, and other office related expenses	929	2,675	1,205	2,220	1,147
Total expenses	$55,690	$190,111	$78,688	$151,962	$62,970

For the three months ended September 30, 2022 versus the three months ended September 30, 2021
Total expenses decreased $23.0 million or 29.2% as a result of the following:
•Salaries, benefits, and related expenses decreased $8.7 million or 26.4%, primarily due to commissions and bonus expense, decreasing $4.8 million or 49.4%, in conjunction with the lower title agent and closing services revenue. Our average on-shore headcount also decreased 22.0% for the three months ended September 30, 2022 compared to the 2021 period due to lower demands of the business. On-shore headcount averaged 769 for the three months ended September 30, 2022, and 986 for the comparable 2021 period.
•General and administrative expenses decreased $14.0 million or 31.5%, primarily due to lower title and closing expenses associated with the decrease in title insurance underwriting policies and title agent closing volume.

For the nine months ended September 30, 2022 (Successor) versus the nine months ended September 30, 2021 (Successor and Predecessor)
Total expenses decreased $24.8 million or 11.5% as a result of the following:
•Salaries, benefits, and related expenses decreased $11.0 million or 11.7%, primarily due to commissions and bonus expense, decreasing $7.6 million or 30.0%, in conjunction with the lower title agent and closing services revenue.
•General and administrative expenses decreased $13.1 million or 11.2%, primarily due to lower title and closing expenses associated with the decrease in title insurance underwriting policies and title agent closing volume.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment results for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Gain (loss) on sale and other income from loans held for sale, net	$(6,650)	$(463)	$13,664	$21,412	$5,065
Net fair value gains (losses) on loans and related obligations	(80,721)	(255,754)	(448)	10,776	2,750
Fee income	7,147	64,814	14,937	18,514	36,191
Net interest expense	(24,047)	(58,643)	(17,799)	(33,650)	(14,816)
Total revenue	(104,271)	(250,046)	10,354	17,052	29,190
Total expenses	27,463	97,204	30,068	63,325	24,406
Impairment of intangibles and other assets	(3,800)	(3,800)	—	—	—
Other, net	784	848	252	8	895
NET INCOME (LOSS) BEFORE TAXES	$(134,750)	$(350,202)	$(19,462)	$(46,265)	$5,679

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
Net fair value gains and losses in our Portfolio Management segment include fair value adjustments related to the following assets and liabilities:
•Loans held for investment, subject to HMBS liabilities, at fair value
•Loans held for investment, subject to nonrecourse debt, at fair value
•Loans held for investment, at fair value
•Loans held for sale, at fair value(1)
•HMBS liabilities, at fair value; and
•Nonrecourse debt, at fair value.
(1) Net fair value gains and losses in our Portfolio Management segment for loans held for sale only include fair value adjustments related to loans originated in the Commercial Originations segment.

KEY METRICS
The following table provides a trend in the assets and liabilities under management by our Portfolio Management segment (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$43,484	$43,261
Restricted cash	207,835	320,116
Loans held for investment, subject to HMBS liabilities, at fair value	10,916,551	10,556,054
Loans held for investment, subject to nonrecourse debt, at fair value	6,741,391	6,218,194
Loans held for investment, at fair value	1,307,413	1,031,328
MSRs, at fair value	103,069	427,942
Other assets, net	306,065	228,069
Total long-term investment assets	19,625,808	18,824,964

Loans held for sale, at fair value	245,451	149,425
Total earning assets	19,871,259	18,974,389

HMBS related obligations, at fair value	10,806,867	10,422,358
Nonrecourse debt, at fair value	6,745,526	6,111,242
Other financing lines of credit	1,704,365	1,525,529
Payables and other liabilities	148,663	96,080
Total financing of portfolio	19,405,421	18,155,209

Net equity in earning assets	$465,838	$819,180

The following table provides a summary of some of our Portfolio Management segment's key metrics (dollars in thousands):

	September 30, 2022	December 31, 2021
MSRs Portfolio
Loan count	24,255	118,939
Ending unpaid principal balance	$7,767,188	$38,219,162
Average unpaid principal balance	$320	$321
Weighted average coupon	3.56%	3.01%
Weighted average age (in months)	15	11
Weighted average FICO credit score	750	756
90+ day delinquency rate	0.6%	0.1%
Total prepayment speed	5.8%	8.3%

Reverse Mortgages
Loan count	62,516	59,480
Active unpaid principal balance	$17,303,930	$14,902,734
Due and payable	365,525	322,057
Foreclosure	506,635	599,087
Claims pending	93,357	73,327
Ending unpaid principal balance	$18,269,447	$15,897,205
Average unpaid principal balance	$292	$267
Weighted average coupon	5.28%	3.92%
Weighted average age (in months)	40	43
Percentage in foreclosure	2.8%	3.8%

Commercial (SRL/Portfolio/Fix & Flip)
Loan count	3,170	2,222
Ending unpaid principal balance	$668,509	$479,190
Average unpaid principal balance	$216	$216
Weighted average coupon	8.11%	7.43%
Weighted average loan age (in months)	7	8
SRL conditional prepayment rate	0.8%	1.4%
SRL non-performing (60+ days past due)	1.0%	1.3%
F&F single month mortality	8.2%	8.9%
F&F non-performing (60+ days past due)	7.5%	13.6%

Agricultural Loans
Loan count	72	80
Ending unpaid principal balance	$205,806	$144,328
Average unpaid principal balance	$1,804	$1,804
Weighted average coupon	7.08%	7.14%
Weighted average loan age (in months)	9	7

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Investment and Capital Markets
Number of structured deals	2	6	4	7	1
Structured deals (size in notes)	$777,157	$2,726,771	$1,443,121	$2,575,653	$571,448
Number of whole loan trades	3	27	11	21	8
UPB of whole loan trades	$192,578	$831,014	$294,898	$512,966	$195,929
Revenue
In the table below is a summary of the components of our Portfolio Management segment's total revenue for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
REVENUE
Gain (loss) on sale and other income from loans held for sale, net	$(6,650)	$(463)	$13,664	$21,412	$5,065
Net fair value gains (losses) on loans and related obligations:
Net fair value gains from portfolio activity	46,565	118,524	42,875	79,480	32,386
Net fair value losses from changes in market inputs or model assumptions	(127,286)	(374,278)	(43,323)	(68,704)	(29,636)
Total net fair value gains (losses) on loans and related obligations	(80,721)	(255,754)	(448)	10,776	2,750
Net interest expense	(24,047)	(58,643)	(17,799)	(33,650)	(14,816)
Fee income:
Servicing income (MSR)	3,671	54,117	6,060	6,360	33,698
Underwriting, advisory and valuation fees	86	876	5,127	7,028	997
Other fees	3,390	9,821	3,750	5,126	1,496
Total fee income	7,147	64,814	14,937	18,514	36,191
Total revenue	$(104,271)	$(250,046)	$10,354	$17,052	$29,190
Principally all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains (losses) on loans and related obligations in the Condensed Consolidated Statements of Operations. However, for certain of our outstanding financing lines of credit, we have not elected the fair value option. Accordingly, interest expense is presented separately on our Condensed Consolidated Statements of Operations. Further, interest income on collateralized loans may be reflected in net fair value gains (losses) on loans and related obligations on the Condensed Consolidated Statements of Operations, while the associated interest expense on the pledged loans will be included as a component of net interest expense. We evaluate NIM for our outstanding investments through an evaluation of all components of interest income and interest expense.

The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Interest income on commercial and reverse loans	$228,896	$582,350	$160,683	$334,623	$160,568
Interest expense on HMBS and nonrecourse obligations	(149,200)	(380,446)	(107,593)	(221,067)	(119,201)
Net interest margin included in net fair value gains and losses on mortgage loans(1)	79,696	201,904	53,090	113,556	41,367
Interest income on mortgage loans held for sale	2,051	4,980	379	756	138
Interest expense on warehouse lines of credit	(26,098)	(63,623)	(18,178)	(34,406)	(14,954)
Net interest expense	(24,047)	(58,643)	(17,799)	(33,650)	(14,816)
NET INTEREST MARGIN	$55,649	$143,261	$35,291	$79,906	$26,551
(1) Net interest margin included in net fair value gains and losses on mortgage loans includes interest income and expense on all commercial and reverse loans and their related nonrecourse obligations. Interest income on mortgage loans and warehouse lines of credit are classified in net interest expense. See Note 2 - Summary of Significant Accounting Policies within the consolidated financial statements in the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2022, for additional information on the Company’s accounting related to commercial and reverse mortgage loans.

Certain of our financial instruments are valued using a combination of a DCF model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments is recorded as a gain or loss in net fair value gains (losses) on loans and related obligations on the Condensed Consolidated Statements of Operations.

For the three months ended September 30, 2022 versus the three months ended September 30, 2021
Total revenue decreased $114.6 million as a result of the following:
•Gain on sale, net, decreased $20.3 million, or 148.7% as a result of a decrease in the fair value of commercial loans held for sale during the three months ended September 30, 2022 compared to an increase in the fair value of commercial loans held for sale during the 2021 period.
•Net fair value losses from changes in market inputs or model assumptions increased $84.0 million, or 193.8% due to fair value adjustments related predominantly to market discount rate assumptions on long-term assets and liabilities for the three months ended September 30, 2022 compared to the 2021 period. These increased fair value losses were partially offset by an increase of $3.7 million in fair value gains from normal portfolio activity for the three months ended September 30, 2022 compared to the 2021 period.
•Net interest expense increased $6.9 million, or 38.2% due primarily to a higher average cost of funds on our financing lines of credit as a result of higher average interest rates and higher average outstanding balances during the three months ended September 30, 2022 compared to the 2021 period.
•Fee income decreased $7.8 million primarily related to fair market value losses on the MSR portfolio due to downward pricing pressures in the MSR market for the three months ended September 30, 2022 and lower service fee income as a result of a lower MSR balance for the three months ended September 30, 2022 compared to the 2021 period.

For the nine months ended September 30, 2022 (Successor) versus the nine months ended September 30, 2021 (Successor and Predecessor)
Total revenue decreased $296.3 million as a result of the following:
•Gain on sale and other income from loans held for sale, net, decreased $26.9 million, primarily due to changes in fair value on commercial loans sold during the nine months ended September 30, 2022, compared to the 2021 period due to market volatility and widening spreads.
•Net fair value losses from changes in market inputs or model assumptions increased $275.9 million due to fair value adjustments related predominantly to market discount rate assumptions on long-term assets liabilities for the nine months ended September 30, 2022 compared to the 2021 period. These increased fair value losses were partially offset by a $6.7 million increase in fair value gains from normal portfolio activity for the nine months ended September 30, 2022 compared to the 2021 period.
•Net interest expense increased $11.5 million due primarily to a higher average cost of funds on our financing lines of credit as a result of higher average interest rates and higher average outstanding balances during the nine months ended September 30, 2022 compared to the 2021 period.
•Fee income increased $10.1 million, primarily related to the increase of $14.1 million in servicing fee income as result of the higher average MSR portfolio for the nine months ended September 30, 2022, compared to the 2021 period.

Expenses
In the table below is a summary of the components of our Portfolio Management segment's total expenses for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Salaries and bonuses	$9,138	$30,675	$9,080	$24,621	$5,650
Other salary related expenses	672	2,986	380	827	497
Total salaries, benefits, and related expenses	9,810	33,661	9,460	25,448	6,147

Securitization expenses	4,793	17,832	9,877	14,610	4,459
Servicing related expenses	7,488	25,813	9,093	17,918	8,651
Other general and administrative expenses	5,180	19,316	1,441	5,026	4,887
Total general and administrative expenses	17,461	62,961	20,411	37,554	17,997

Occupancy, equipment rentals, and other office related expenses	192	582	197	323	262
Total expenses	$27,463	$97,204	$30,068	$63,325	$24,406

For the three months ended September 30, 2022 versus the three months ended September 30, 2021
Total expenses decreased $2.6 million or 8.7% as a result of the following:
•General and administrative expenses decreased $3.0 million or 14.5% primarily due to a decrease in fees related to the securitization of assets into nonrecourse securitizations as a result of fewer securitizations during the three months ended September 30, 2022 compared to the 2021 period.

For the nine months ended September 30, 2022 (Successor) versus the nine months ended September 30, 2021 (Successor and Predecessor)
Total expenses increased $9.5 million or 10.8% as a result of the following:
•Salaries, benefits, and related expenses increased $2.1 million or 6.5%, primarily due to an increase in average headcount offset by one-time initial and accelerated equity-based compensation expense of $7.2 million that was recognized during the nine months ended September 30, 2021. Average headcount was 117 for the nine months ended September 30, 2022 and 99 for the comparable 2021 period.
•General and administrative expenses increased $7.4 million or 13.3% primarily due to an increase in other general and administrative expenses primarily related to increases in professional fees and shared services expenses, during the nine months ended September 30, 2022 compared to the 2021 period.

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
The following table summarizes our Corporate and Other segment's results for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Net interest expense	$(6,811)	$(20,064)	$(6,720)	$(13,287)	$(7,744)
Total interest expense	(6,811)	(20,064)	(6,720)	(13,287)	(7,744)
Total expenses	23,679	90,445	28,672	64,669	18,683
Other, net	19,688	33,459	10,205	8,019	(9,464)
NET LOSS BEFORE TAXES	$(10,802)	$(77,050)	$(25,187)	$(69,937)	$(35,891)

In the table below is a summary of the components of our Corporate and Other segment's total expenses for the periods indicated (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Salaries and bonuses	$29,174	$102,716	$35,944	$82,973	$22,779
Other salary related expenses	3,749	11,918	3,379	5,611	3,306
Shared services - payroll allocations	(22,633)	(68,806)	(19,520)	(43,954)	(18,657)
Total salaries, benefits, and related expenses	10,290	45,828	19,803	44,630	7,428

Communication and data processing	5,810	15,409	4,368	8,208	3,015
Professional fees	4,982	19,460	488	8,905	10,334
Other general and administrative expenses	4,479	14,843	8,141	11,621	1,481
Shared services - general and administrative allocations	(2,629)	(7,894)	(5,404)	(10,669)	(3,694)
Total general and administrative expenses	12,642	41,818	7,593	18,065	11,136

Occupancy, equipment rentals, and other office related expenses	747	2,799	1,276	1,974	119
Total expenses	$23,679	$90,445	$28,672	$64,669	$18,683

For the three months ended September 30, 2022 versus the three months ended September 30, 2021
Net loss decreased $14.4 million or 57.1% as a result of the following:
•Salaries, benefits, and related expenses, net of allocations, decreased $9.5 million or 48.0%, primarily due to $6.0 million of higher equity-based compensation expense in the comparable 2021 period related to the Business Combination.
•General and administrative expenses, net of shared services allocations, increased $5.0 million or 66.5%, due to a $4.5 million increase in professional fees, less shared service allocations, of $2.8 million and an increase of $1.4 million in communication and data processing expenses. These increases were partially offset by a decrease in other general and administrative expenses of $3.7 million.
•Other, net, increased $9.5 million primarily due to the remeasurement of the TRA obligations.

For the nine months ended September 30, 2022 (Successor) versus the nine months ended September 30, 2021 (Successor and Predecessor)
Net loss decreased $28.8 million or 27.2% as a result of the following:
•Salaries, benefits, and related expenses, net of allocations, decreased $6.2 million or 12.0%, primarily due to $24.5 million of equity-based compensation expense related to the Business Combination in the nine months ended September 30, 2021. This was partially offset by an increase in average headcount related to the Business Combination. Average headcount for the nine months ended September 30, 2022 was 562 compared to 413 for the 2021 period.
•General and administrative expenses, net of shared services allocations, increased $12.6 million or 43.2%, primarily due to a decrease in shared service allocations of $6.5 million and an increase in communication and data processing expenses of $4.2 million.
•Other, net, increased $34.9 million primarily due to the remeasurement of the TRA obligations.

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
Adjusted Net Income
We define Adjusted Net Income as consolidated net income (loss) adjusted for:
1.Changes in fair value of loans and securities held for investment due to assumption changes, deferred purchase price obligations (including earnouts and TRA obligations), warrant liability, and minority investments
2.Amortization and other impairment of goodwill, intangible assets, and other certain long-lived assets
3.Equity based compensation
4.Certain non-recurring costs
5.Pro-forma income tax provision adjustments to apply the combined corporate statutory tax rates to adjusted consolidated pre-tax income (loss).
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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) adjusted for:
1.Taxes
2.Interest on non-funding debt
3.Depreciation
4.Change in fair value of loans and securities held for investment due to assumption changes, deferred purchase price obligations (including earnouts and TRA obligations), warrant liability and minority investments
5.Amortization and other impairment of goodwill, intangible assets, and other certain long-lived assets
6.Equity based compensation
7.Certain non-recurring costs
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
The following table provides a reconciliation of net income to Adjusted Net Income and Adjusted EBITDA (in thousands, except for share data):

Reconciliation to GAAP

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor				Predecessor
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) and Adjusted EBITDA
Net income (loss)	$(301,700)	$(533,518)	$50,110	$35,286	$124,320
Add back: Benefit (provision) for income taxes	2,974	17,249	(4,440)	(5,526)	(1,137)
Net income (loss) before taxes	(304,674)	(550,767)	54,550	40,812	125,457
Adjustments for:
Changes in fair value(1)	116,359	322,924	19,713	43,795	11,536
Amortization and impairment of intangibles and other assets(2)	151,992	179,608	13,457	26,914	629
Equity-based compensation(3)	6,821	23,440	10,626	21,268	—
Certain non-recurring costs(4)	2,882	20,537	2,602	46,080	6,719
Adjusted Net Income (Loss) before taxes	(26,620)	(4,258)	100,948	178,869	144,341
Benefit (provision) for income taxes(5)	6,987	165	(26,339)	(46,983)	(37,529)
Adjusted Net Income (Loss)	(19,633)	(4,093)	74,609	131,886	106,812
Provision (benefit) for income taxes(5)	(6,987)	(165)	26,339	46,983	37,529
Depreciation	3,165	8,285	2,519	4,800	2,163
Interest expense on non-funding debt	6,876	20,317	6,842	13,536	7,706
Adjusted EBITDA	$(16,579)	$24,344	$110,309	$197,205	$154,210

GAAP PER SHARE MEASURES
Net income (loss) attributable to controlling interest	$(84,486)	$(133,659)	$21,384	$23,649	N/A
Basic weighted average shares outstanding	62,804,809	61,993,353	59,861,171	59,871,386	N/A
Basic net earnings (loss) per share	$(1.35)	$(2.16)	$0.36	$0.39	N/A
If-converted method net earnings (loss)	$(84,485)	$(441,059)	$42,861	$33,125	N/A
Diluted weighted average shares outstanding	62,804,809	188,375,945	191,161,431	191,180,610	N/A
Diluted earnings (loss) per share	$(1.35)	$(2.34)	$0.22	$0.17	N/A

NON-GAAP PER SHARE MEASURES
Adjusted Net Income (Loss)	$(19,633)	$(4,093)	$74,609	$131,886	$106,812
Diluted weighted average shares outstanding	187,877,936	188,375,945	191,161,431	191,180,610	191,200,000
Adjusted Diluted Earnings (Loss) per Share	$(0.10)	$(0.02)	$0.39	$0.69	$0.56
Book equity	$575,086	$575,086	$2,432,174	$2,432,174	$844,386
Ending diluted shares	187,877,936	188,375,945	189,425,808	189,425,808	191,200,000
Book Equity per Diluted Share	$3.06	$3.05	$12.84	$12.84	$4.42
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
1.Reverse mortgage loans held for investment, subject to HMBS related obligations, at fair value;
2.Mortgage loans held for investment, subject to nonrecourse debt, at fair value;
3.Mortgage loans held for investment, at fair value;
4.Debt Securities;
5.MSRs, at fair value;
6.HMBS related obligations, at fair value; and
7.Nonrecourse debt, at fair value.
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
(2) Amortization and impairment of intangibles and other assets - Successor period includes amortization and impairment of intangibles recognized from various business combinations, and impairment of certain other long-lived assets.
(3) Equity-based compensation - Funded 85% by the non-controlling shareholders.
(4) Certain non-recurring costs - This adjustment relates to various one-time expenses and adjustments that management believes should be excluded as these do not relate to a recurring part of the core business operations. These items include certain one-time charges including amounts recognized for settlement of legal and regulatory matters, acquisition related expenses, and other one-time charges.
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
TRAs
In connection with the Business Combination, concurrently with the Closing, the Company entered into TRAs with certain owners of FoA Equity prior to the Business Combination (the "TRA Parties"). The TRAs generally provide for payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of units in connection with or following the Business Combination and certain distributions with respect to units, (ii) the Company’s utilization of certain tax attributes attributable to Blackstone Tactical Opportunities Associates - NQ L.L.C., a Delaware limited partnership, shareholders ("Blocker GP"), and (iii) certain other tax benefits related to entering into the TRAs, including tax benefits attributable to making payments under the TRAs. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state and local tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the TRAs, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits.
The payments that FoA may make under the TRAs are expected to be substantial. The payments under the TRAs are not conditioned upon continued ownership of FoA or FoA Equity by the Continuing Unitholders.
The Company accounts for the effects of these increases in tax basis and associated payments under the TRAs arising from exchanges in connection with the Business Combination as follows:
•records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted U.S. federal and state tax rates at the date of the exchange;
•to the extent we estimate that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, the Company reduces the deferred tax asset with a valuation allowance; and

•initial measurement of the obligations is at fair value on the date of the Business Combination. Subsequently, the liability will be remeasured at fair value each reporting period, with any changes in fair value recognized in other, net, in the Condensed Consolidated Statements of Operations.
The Company records obligations under the TRAs resulting from exchanges subsequent to the Business Combination, as they occur, at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in capital. If the Company determines that it is no longer probable that a related contingent payment will be required based on expected future cash flows, a reversal of the liability will be recorded through earnings. For the period ended September 30, 2022, the Company determined that the contingent payment is no longer probable of occurring, which is consistent with the Company’s need to record the associated valuation allowance against the deferred tax assets (for more information regarding the valuation allowance see Note 24. Income Taxes), and has recorded an adjustment through other, net, in the Condensed Consolidated Statements of Operations to release the previously estimated contingent contingent TRA liabilities.
For the reporting periods ended September 30, 2022, and December 31, 2021, the Company had a liability of $4.9 million and $29.4 million, which is included in deferred purchase price liabilities within payables and other liabilities on the Condensed Consolidated Statements of Financial Condition.
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
Cash Flows
The following table presents net cash provided by (used in) operating activities, investing activities and financing activities (in thousands) for the nine months ended September 30, 2022 and the comparable 2021 period:

	For the nine months ended September 30, 2022	For the six months ended September 30, 2021	For the three months ended March 31, 2021
	Successor		Predecessor
Net cash provided by (used in):
Operating activities	$1,061,015	$(72,613)	$118,043
Investing activities	(1,656,117)	(710,072)	(312,047)
Financing activities	510,937	672,835	307,695
Our cash decreased $84.4 million for the nine months ended September 30, 2022 (Successor) compared to an increase of $3.8 million during the comparable period in 2021.
Operating Cash Flow
Net cash provided by operating activities totaled $1.1 billion for the nine months ended September 30, 2022 (Successor) and $45.4 million for the comparable period in 2021.
Cash flows from operating activities increased $1.0 billion for the nine months ended September 30, 2022 (Successor) compared to the corresponding 2021 period. The increase was primarily attributable to a $524.0 million increase in proceeds from sale of loans held for sale, net of cash used for originations, a $299.4 million increase in cash provided by changes in operating assets and liabilities, and a $191.7 million increase in other operating income (loss) net of non-cash adjustments.
Investing Cash Flow
Net cash used in investing activities totaled $1.7 billion for the nine months ended September 30, 2022 (Successor) and $1.0 billion for the comparable period in 2021.
The increase of $633.7 million in cash used in our investing activities during the nine months ended September 30, 2022 (Successor) compared to the 2021 period was primarily attributable to a $1.9 billion increase in cash used for purchases and originations of loans held for investment, net of proceeds/payments on those loans. Cash outflows from investing activities were partially offset by an increase of $724.8 million in proceeds/payments on loans held for investment subject to nonrecourse debt, net of cash used for originations, and a $443.8 million increase in proceeds from the sales of mortgage servicing rights. Additionally, the increase in cash used in investing activities during the nine months ended September 30, 2022 (Successor) compared to the corresponding period in 2021 was partially offset by a reduction of $58.9 million investing cash outflows related to the acquisition of subsidiaries during 2021.
Financing Cash Flow
Net cash provided by financing activities totaled $510.9 million for the nine months ended September 30, 2022 (Successor) and $980.5 million for the comparable period in 2021.
The decrease of $469.6 million in cash provided by our financing activities during the nine months ended September 30, 2022 (Successor) compared to the 2021 period was primarily driven by an $1.5 billion decrease in proceeds from other financing lines of credit, net of payments. Cash outflows from financing activities were partially offset by a $73.7 million increase in proceeds from the securitizations of loans, subject to HMBS related obligations, net of payments, and a $640.9 million increase in proceeds from the issuance of nonrecourse debt, net of payments. Additionally, the decrease in net cash provided by our financing activities was further offset by a $203.2 million financing outflow related to the settlement of CRNCI in connection with the Business Combination and member distributions of $75.0 million paid in the 2021 period.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratio requirements, and profitability requirements. These covenants are measured at our operating subsidiaries. The Company was in compliance or obtained waivers or amendments to the terms of financial covenants as of September 30, 2022.
Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio and liquidity requirements established by FHA for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to our operating subsidiaries, FAM and FAR, which are licensed sellers/servicers of the respective GSEs. As of September 30, 2022 and December 31, 2021, we were in compliance with all of our seller/servicer financial requirements for FHA and Ginnie Mae. For additional information see Note 22 - Liquidity and Capital Requirements within the consolidated financial statements in the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2022.
Minimum Net Worth
The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:
•Base of $2.5 million plus 25 basis points of outstanding UPB for total loans serviced.
•Tangible Net Worth comprises of total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.
The minimum net worth requirement for Ginnie Mae is defined as follows:
•The sum of (i) base of $2.5 million plus 35 basis points of the issuer’s total single-family effective outstanding obligations, and (ii) base of $5 million plus 1% of the total effective HMBS outstanding obligations.
•Tangible Net Worth is defined as total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets. Effective for fiscal year 2020, under the Ginnie Mae MBS Guide, the issuers will no longer be permitted to include deferred tax assets when computing the minimum net worth requirement.

Minimum Capital Ratio
•In addition to the minimum net worth requirement, we are also required to hold a ratio of Tangible Net Worth to Total Assets (excluding HMBS securitizations) greater than 6%.
•FAR received a waiver for the minimum outstanding capital requirements from Ginnie Mae.
Minimum Liquidity
The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:
•3.5 basis points of total Agency Mortgage Servicing, plus
•Incremental 200 basis points times the sum of the following:
•The total UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is not in forbearance, plus
•The total UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is in forbearance, and which were delinquent at the time it entered forbearance, plus
•30% of the UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is in forbearance, and which were current at the time it entered forbearance
•This liquidity must only be maintained to the extent this sum exceeds 6% of the total Agency Mortgage Servicing UPB.
•Allowable assets for liquidity may include cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.
The minimum liquidity requirement for Ginnie Mae is defined as follows:
•Maintain liquid assets equal to the greater of $1.0 million or 10 basis points of our outstanding single-family MBS.
•Maintain liquid assets equal to at least 20% of our net worth requirement for HECM MBS.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of September 30, 2022, our debt obligations were approximately $17.9 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
Warehouse Lines of Credit
Mortgage facilities
As of September 30, 2022, our Mortgage Originations segment had $2.1 billion in warehouse lines of credit collateralized by first lien mortgages with $0.6 billion aggregate principal amount drawn through 13 funding facility arrangements with 12 active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible loans to the lender and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2022 through 2023. Under our facilities, we generally transfer the loans at an advance rate less than the principal balance or fair value of the loans (the "haircut"), which serves as the primary credit enhancement for the lender. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities ranges from 86% to 100% of the market value or principal balance of the loans. Upon expiration, management believes it will either renew its existing warehouse facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is LIBOR or SOFR plus a spread or an alternative short-term index plus a spread.
The following table presents additional information about our Mortgage Originations segment's warehouse facilities as of September 30, 2022 (in thousands):

Mortgage Warehouse Facilities	Maturity Date	Total Capacity	September 30, 2022
Committed	November 2022 - May 2023	$475,000	$178,036
Uncommitted	October 2022 - August 2023	1,575,000	435,370
Total mortgage warehouse facilities		$2,050,000	$613,406
Reverse mortgage facilities
As of September 30, 2022, our Reverse Originations segment had $1.5 billion in warehouse lines of credit collateralized by first lien mortgages with $0.9 billion aggregate principal amount drawn through 7 funding facility arrangements with 6 active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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
The following table presents additional information about our Reverse Origination segment's warehouse facilities as of September 30, 2022 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	September 30, 2022
Committed	April 2023 - June 2023	$500,000	$431,364
Uncommitted	November 2022 - September 2023	975,000	504,071
Total reverse warehouse facilities		$1,475,000	$935,435
Commercial loan facilities
As of September 30, 2022, our Commercial Originations segment had $0.4 billion in warehouse lines of credit collateralized by first lien mortgages and encumbered agricultural loans with $0.3 billion aggregate principal amount drawn through 5 funding facility arrangements with 4 active lenders. These facilities are either structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as loan and security agreements pursuant to which the related eligible assets are pledged as collateral for the loan from the related lender or are collateralized by first lien loans or crop loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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
The following table presents additional information about our Commercial Origination segment's warehouse facilities as of September 30, 2022 (in thousands):

Commercial Warehouse Facilities	Maturity Date	Total Capacity	September 30, 2022
Committed	April 2023 - November 2023	$245,000	$244,514
Uncommitted	February 2023 - August 2023	151,500	85,830
Total commercial warehouse facilities		$396,500	$330,344
General
With respect to each of our warehouse facilities, we pay certain up-front and/or ongoing fees which can be based on our utilization of the facility. In some instances, loans held by a lender for a contractual period exceeding 45 to 60 calendar days after we originate such loans are subject to additional fees and interest rates.
Certain of our warehouse facilities contain sub-limits for "wet" loans, which allow us to finance loans for a minimal period of time prior to delivery of the note collateral to the lender. "Wet" loans are loans for which the collateral custodian has not yet received the related loan documentation. "Dry" loans are loans for which all the sale documentation has been completed at the time of funding. Wet loans are held by a lender for a contractual period, typically between five and ten business days and are subject to a reduction in the advance amount.
Interest is generally payable at the time the loan is settled off the line or monthly in arrears and principal is payable upon receipt of loan sale proceeds or transfer of a loan to another line of credit. The facilities may also require the outstanding principal to be repaid if a loan remains on the line longer than a contractual period of time, which ranges from 45 to 365 calendar days.
Interest on our warehouse facilities vary by facility and may depend on the type of asset that is being financed. The interest rate on all outstanding facilities is LIBOR plus a spread, the prime rate plus a spread or an alternative short-term index plus a spread.
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
Our warehouse facilities require each of our borrowing subsidiaries to comply with various customary operating and financial covenants, including, without limitation, the following tests:
•minimum tangible or adjusted tangible net worth;
•maximum leverage ratio of total liabilities (which may include off-balance sheet liabilities) or indebtedness to tangible or adjusted tangible net worth;
•minimum liquidity or minimum liquid assets; and
•minimum net income or pre-tax net income.
In the event we fail to comply with the covenants contained in any of our warehouse lines of credit, or otherwise were to default under the terms of such agreements, we may be restricted from paying dividends, reducing or retiring our equity interests, making investments or incurring more debt.

Other Secured Lines of Credit
As of September 30, 2022, our Mortgage, Reverse, and Commercial Originations segments collectively had $0.5 billion in additional secured facilities with $0.4 billion aggregate principal amount drawn through credit agreements or master repurchase agreements with 7 funding facility arrangements and 5 active lenders. These facilities are secured by, among other things, eligible asset-backed securities, MSRs, and HECM tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. One of our facilities was with Podium Mortgage Capital, LLC, who acts as a lender to us and is an affiliate of one our shareholders, Blackstone, Inc. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets are temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under our facilities, we generally transfer the assets at a haircut which serves as the primary credit enhancement for the lender. Three of these facilities are guaranteed by our wholly owned subsidiary, FAH, the parent holding company to the mortgage, reverse mortgage and commercial lending businesses, and one of these also benefits from a pledge of equity of our wholly-owned subsidiary, FAR. Upon expiration, management believes it will either renew these facilities or obtain sufficient additional lines of credit.
The following table presents additional information about our other secured lines of credit for our Mortgage, Reverse and Commercial Originations segments September 30, 2022 (in thousands):

Other Financing Lines of Credit	Maturity Date	Total Capacity	September 30, 2022
Committed	February 2023 - March 2026	$490,000	$387,751
Uncommitted	November 2022 - December 2022	39,065	39,065
Total other secured lines of credit		$529,065	$426,816
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
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company obtained waivers or revisions to terms of the affected covenants for the covenant violations and was in compliance with all other financial covenants as of September 30, 2022.
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
As of September 30, 2022, we had HMBS-related borrowings of $10.8 billion and HECMs pledged as collateral to the pools of $10.9 billion, both carried at fair value.
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
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include reverse mortgage loans that were previously repurchased out of a HMBS pool ("HECM Buyouts"), fix & flip securitized loans, securitized agricultural loans, and non FHA-insured non-agency reverse mortgages. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the Consolidated Statements of Financial Condition as mortgage loans held for investment, subject to nonrecourse debt, at fair value, and nonrecourse debt, at fair value. As of September 30, 2022, we had nonrecourse debt-related borrowings of $6.7 billion.
Nonrecourse MSR Financing Liability, at Fair Value
The Company entered into nonrevolving facility commitments with various investors to pay an amount based on monthly cashflows received in respect of servicing fees generated from certain of the Company’s originated or acquired MSRs. Under these agreements, the Company has agreed to pay an amount to these parties equal to excess servicing and ancillary fees related to the identified MSRs in exchange for an upfront payment equal to the entire purchase price of the identified, acquired or originated MSRs. These transactions are accounted for as financings under ASC 470, Debt.
As of September 30, 2022, the Company had an outstanding balance against this commitment of $59.8 million. The Company accrued for excess servicing and ancillary fees against the outstanding balances in the amount of $0 and $9.4 million, respectively, to these investors for the three and nine months ended September 30, 2022.
Senior Unsecured Notes
On November 5, 2020, Finance of America Funding LLC, a consolidated subsidiary of the Company, issued $350.0 million aggregate principal amount of senior unsecured notes due November 15, 2025. The senior unsecured notes bear interest at a rate of 7.875% per year, payable semi-annually in arrears on May 15 and November 15 beginning on May 15, 2021. The 7.875% senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by FoA and each of FoA’s material existing and future wholly owned domestic subsidiaries (other than Finance of America Funding LLC and subsidiaries that cannot guarantee the notes for tax, contractual or regulatory reasons).
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
Upon the occurrence of a change of control, the holders of the 7.875% senior unsecured notes will have the right to require Finance of America Funding LLC to make an offer to repurchase each holder’s 7.875% senior unsecured notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. The consummation of the Business Combination did not result in a change of control for purposes of Finance of America Funding LLC's 7.875% senior unsecured notes.
The 7.875% senior unsecured notes contain covenants limiting, among other things, Finance of America Funding LLC’s and its restricted subsidiaries’ ability to incur certain types of additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of Finance of America Funding LLC’s assets. These incurrence-based covenants are subject to important exceptions and qualifications (including any relevant exceptions for the Business Combination). Many of these covenants will cease to apply with respect to the 7.875% senior unsecured notes during any time that the 7.875% senior unsecured notes have investment grade ratings from either Moody’s Investors Service, Inc. or Fitch Ratings Inc. and no default with respect to the 7.875% senior unsecured notes has occurred and is continuing. The Company was in compliance with all required covenants related to the Notes as of September 30, 2022.
FoA’s existing owners or their affiliated entities, including Blackstone and Brian L. Libman, FoA’s founder and chairman, purchased notes in the offering in an aggregate principal amount of $135.0 million.

Contractual Obligations and Commitments
The following table provides a summary of obligations and commitments outstanding as of September 30, 2022 (in thousands). The information below does not give effect to the Business Combination or the use of proceeds therefrom.

	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Warehouse lines of credit	$1,879,183	$1,766,683	$112,500	$—	$—
MSR line of credit	10,227	—	—	10,227	—
Other secured lines of credit	416,589	140,322	—	—	276,267
Nonrecourse debt(1)	7,268,722	1,587,267	2,558,770	502,490	2,620,195
Notes payable	382,810	30,000	—	352,810	—
Operating leases	79,074	4,945	40,526	11,756	21,847
Total	$10,036,605	$3,529,217	$2,711,796	$877,283	$2,918,309
(1) Nonrecourse MSR financing liability is excluded from this balance. See below for additional details related to the nonrecourse MSR financing liability.
In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans on the Condensed Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $10.6 billion as of September 30, 2022.
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
CRITICAL ACCOUNTING POLICIES
For a description of our critical accounting policies, see FoA's Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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
Interest Rate Risk
Changes in interest rates will impact our operating segments as follows:
Portfolio Management
•an increase in interest rates could generate an increase in delinquency, default and foreclosure rates resulting in an increase in both higher servicing costs and interest expense on our outstanding debt.
•an increase in interest rates and market spreads may cause a reduction in the fair value of our long-term assets.
•a decrease in interest rates may generally increase prepayment speeds of our long-term assets which would lead a reduction in the fair value of our long-term assets.
Originations (Mortgage, Reverse and Commercial)
•an increase in prevailing interest rates could adversely affect our loan origination volume as refinancing activity will be less attractive to existing borrowers.
•an increase in interest rates will lead to a higher cost of funds on our outstanding warehouse lines of credit.
Lender Services
•an increase in interest rates will lead to lower origination volumes which would negatively impact the amount of title and insurance clients we are able to service and the number of title policies that we are able to underwrite.
•lower origination volumes from an increase in interest rates may lead to a reduction in our fulfillment services as we process fewer loans for our clients.
•an increase in interest rates may lead to fewer student loan applications that we are asked to process for our clients.
We actively manage the risk profile of Interest Rate Lock Commitments ("IRLCs") and loans held for sale on a daily basis and enter into forward sales of MBS in an amount equal to IRLCs expected to close assuming no change in mortgage interest rates.
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
We principally sell our mortgage loans on a nonrecourse basis. We provide representations and warranties to purchasers of the loans sold over the life of the loan. Whenever there is a breach of these representation and warranties we will be required to repurchase the loan or indemnify the purchaser, and any subsequent loss on the loan will be borne by us. If there is no breach of the representation and warranty provision, we have no obligation to indemnify or reimburse the investor against loss. The outstanding UPB plus any premiums on the purchased loans represent the maximum potential exposure on outstanding representation and warranties that we are exposed to.
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

	September 30, 2022
	Down 25 bps	Up 25 bps
	(in thousands)
Increase (decrease) in assets
Reverse mortgage loans held for investment, subject to HMBS related obligations	$22,194	$(21,978)
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	79,902	(78,620)
Fix & flip mortgage loans	603	(600)
Agricultural loans	216	(215)
Mortgage loans held for investment:
Reverse mortgage loans	15,782	(15,360)
Fix & flip mortgage loans	395	(393)
Agricultural loans	1	(1)
Mortgage loans held for sale:
Residential mortgage loans	3,554	(3,755)
SRL	443	(437)
Portfolio	687	(676)
MSRs	(2,495)	2,562
Other assets	331	(331)
Derivative assets:
IRLCs and LPCs	6,047	(6,387)
Forward MBS and TBAs	(9,341)	9,800
Interest rate swaps and futures contracts	(12,095)	12,095
Total assets	$106,224	$(104,296)

Increase (decrease) in liabilities
HMBS related obligation	$19,989	$(19,764)
Nonrecourse debt	60,828	(64,658)
Derivative liabilities:
IRLCs and LPCs	(5,395)	5,699
Forward MBS and TBAs	441	(390)
Total liabilities	$75,863	$(79,113)

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, and the information described above in this Item 4, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting discussed below.
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
Management has concluded that the material weakness continued to exist as of September 30, 2022. We identified that the controls over the accounting for significant and unusual transactions did not operate effectively with respect to application of the provisions of ASC 740 related to the accounting for the deferred tax asset related to the full impairment of goodwill generated as part of the Company’s Business Combination on April 1, 2021. While this control deficiency did not result in any revision to the financial statements included in this Quarterly Report on Form 10-Q, this deficiency, if not remediated, could have resulted in a material misstatement to our annual or interim consolidated statements that may not have been prevented or detected in a timely manner. Accordingly, we have determined that this control deficiency constitutes a material weakness.
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
a.While we have processes to properly identify and evaluate the appropriate technical accounting pronouncements and other literature for all significant or unusual transactions, we have enhanced these processes to ensure that the nuances of such transactions are effectively evaluated timely and correctly in the context of the increasingly complex accounting standards. We require the formalized consideration of obtaining additional technical guidance prior to concluding on all significant or unusual transactions.
b.We expanded and clarified our understanding of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the SEC on April 12, 2021 (the “Staff Statement”) and designed and implemented a control over the calculations of the impact of the issued warrants subject to the Staff Statement on our financial statements.
c.We acquired enhanced access to additional accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of temporary and permanent equity and complex accounting transactions.
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

a.Review the organization structure, resources, processes, and controls in place to measure and record income taxes related to significant and unusual transactions to enhance the effectiveness of the design and operation of those controls.
b.Evaluate and enhance the level of precision in the management review controls related to income taxes for significant and unusual transactions.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above in this Item 4, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 19 - Litigation to our consolidated financial statements included in Part I, Item 1 of this Report.

Item 1A. Risk Factors

The Company’s Resource Optimization Plan may be more difficult, costly or time consuming than expected and the Company may fail to realize the anticipated benefits of such plan.

On October 20, 2022, the Board of Directors (the “Board”) of Finance of America Companies Inc. (the “Company”), authorized a plan to discontinue the operations of the Company’s Mortgage Originations segment, other than its Home Improvement channel, in order to strategically optimize and invest in the Company’s Reverse Originations, Commercial Originations, Lender Services and Portfolio Management segments (such plan, the “Resource Optimization Plan”). The Company anticipates that the Resource Optimization Plan will commence in the fourth quarter of 2022 and is expected to be substantially completed by the end of 2022.
The success of the Resource Optimization Plan will depend, in part, on the ability to realize the anticipated cost savings from discontinuing our Mortgage Originations segment. To realize the anticipated benefits and cost savings from the Resource Optimization Plan, the Company must discontinue its mortgage origination business in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth of its remaining business. If we are not able to successfully achieve these objectives, the anticipated benefits of the Resource Optimization Plan may not be realized fully or at all, may take longer to realize than expected or may result in additional and unforeseen expenses. An inability to realize the full extent of the anticipated benefits of the Resource Optimization Plan, as well as any delays encountered in the process, could have an adverse effect upon the Company’s revenues, expenses, and operating results, which may adversely affect the value of the Class A Common Stock.
The Company has operated and, until the completion of the Resource Optimization Plan, must continue to operate, its Mortgage Originations segment. The discontinuation process may divert management’s attention and resources from its ongoing business, negatively impact employee morale, result in the loss of key employees or disputes with former employees, or otherwise disrupt the Company’s other segments, which may adversely affect the Company’s ability to maintain relationships with clients, customers, loan investors, financing counterparties, regulators or employees or to achieve the anticipated benefits and cost savings of the Resource Optimization Plan. These potential issues could have an adverse effect on the Company during this transition period and for an undetermined period after completion of the Resource Optimization Plan.
Except as described above, we are not aware of any material changes from the risk factors set forth under “Item 1A. Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the SEC on March 15, 2022, which may be amended, supplemented, or suspended from time to time by other reports we file with the SEC (the "Form 10-K").
In addition to the other information included in this Report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K, originally filed with the SEC on March 15, 2022, as well as the factors identified under “Cautionary Note Regarding Forward-Looking Statements” at the beginning of Part I, Item 1 of this Quarterly Report and as may be updated in subsequent filings with the SEC, which could materially affect the Company’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
On November 8, 2022, Finance of America Equity Capital LLC (the “Borrower”), a subsidiary of the Company, entered into an amendment to its revolving working capital promissory notes dated June 14, 2019 (as amended, the “Promissory Notes”) with certain funds affiliated with Blackstone Inc. and an entity controlled by Brian L. Libman, to increase the aggregate commitments for revolving borrowings thereunder from $30.0 million to $50.0 million and to extend their maturity from January 3, 2023 to July 31, 2023. The additional liquidity provides investment capital for growth initiatives and strategic opportunities currently under evaluation by the Company, as well as other general corporate purposes. The Promissory Notes, which are structured with simultaneous draw and paydown terms, are secured by certain tangible assets of the Borrower and bear interest at rate per annum equal to 6.5%.

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

3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc. (incorporated by Reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

3.2	Amended and Restated Bylaws of Finance of America Companies Inc. (incorporated by Reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.1*†	Separation Agreement and General Release of all Claims, by and between Finance of America Equity Capital LLC and Anthony W. Villani, effective September 1, 2022.

10.2*	First Amended Finance of America Companies Inc. Employee Stock Purchase Plan, dated August 15, 2022.

31.1*	Certificate of Graham A. Fleming, President and Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certificate of Graham A. Fleming, President and Interim Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

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

Finance of America Companies Inc.
Date:	November 9, 2022	By:	/s/ Johan Gericke
Johan Gericke
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)