Form 10-K
period 2022-12-31
Finance of America Companies Inc.
filed 2023-03-16
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-40308
_________________________
FINANCE OF AMERICA COMPANIES INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	85-3474065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75024
5830 Granite Parkway, Suite 400, Plano, Texas (Address of Principal Executive Offices)	(Zip Code)

(877) 202-2666
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FOA	The New York Stock Exchange
Warrants to purchase shares of Class A Common Stock	FOA.WS	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of the registrant’s Class A Common Stock on The New York Stock Exchange on June 30, 2022, was approximately $60.5 million.

As of March 10, 2023, there were 63,837,298 shares of the registrant’s Class A Common Stock issued and outstanding, and 14 shares of the registrant's Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10-14 of this Annual Report on Form 10-K will be filed in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K, to be filed not later than 120 days after December 31, 2022. Such information is incorporated herein by reference.

Part I

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” “Finance of America,” "FoA," the “Company” or "Successor" refer to Finance of America Companies Inc. and its consolidated subsidiaries. References to “FoA Equity” are to Finance of America Equity Capital LLC, a Delaware limited liability company, that the Company controls in an “UP-C” structure.

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

This Annual Report on Form 10-K for the year-ended December 31, 2022 (the "Form 10-K") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the streamlining of our business to focus on reverse mortgage lending and retirement solutions, the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including, among others, those described under “Part I—Item 1A. Risk Factors” and under “Summary of Risk Factors” below, as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. For further information on these and other risk factors affecting us, as such factors may be amended and updated from time to time in the Company’s subsequent periodic filings with the Securities and Exchange Commission ("SEC"), please visit the SEC’s website at www.sec.gov.

Summary of Risk Factors

In addition to the other information in the Form 10-K, the following risk factors should be considered carefully in evaluating our company and our business. A summary of the principal factors that create risk in investing in our securities and might cause actual results to differ is set forth below:
•the transformation of our business from a vertically-integrated, diversified lending platform to a focused, reverse mortgage lending business;
•our ability to obtain sufficient capital and liquidity to meet the financing and operational requirements of our business, and our ability to comply with our debt agreements and pay down our substantial debt;
•our proposed acquisition of American Advisors Group ("AAG"), as well as the proposed sale of certain Incenter subsidiaries and our Commercial Originations business and their respective expected benefits and increased liquidity, anticipated cost savings, financial and accounting impact, and timing;
•our ability to successfully and timely integrate the business of American Advisors Group into the legacy business of the Company;
•the possibility that the Company may be adversely affected by other economic, business and/or competitive factors in our business markets and worldwide financial markets, including a sustained period of higher interest rates;
•our ability to respond to significant changes in prevailing interest rates and to resume profitable business operations;
•our ability to manage disruptions in the secondary home loan market, including the mortgage-backed securities market;
•our ability to finance and recover costs of our reverse servicing operations;

•our ability to manage changes in our licensing status, business relationships, or servicing guidelines with the Government National Mortgage Association ("Ginnie Mae" or "GNMA"), the United States ("U.S.") Department of Housing and Urban Development ("HUD"), or other governmental entities;
•our geographic market concentration if the economic conditions in our current markets should decline or as a result of natural disasters;
•our use of estimates in measuring or determining the fair value of the majority of our financial assets and liabilities, which may require us to write down the value of these assets or write up the value of these liabilities if they prove to be incorrect;
•our ability to manage various legal proceedings and compliance matters, federal or state governmental examinations, and enforcement investigations we are subject to from time to time, including consumer protection laws applicable to reverse mortgage lenders, which may be highly complex and slow to develop, and results are difficult to predict or estimate;
•our ability to prevent cyber intrusions and mitigate cyber risks;
•our ability to compete with national banks, which are not subject to state licensing and operational requirements;
•our holding company status and dependency on distributions from Finance of America Equity Capital LLC;
•our “controlled company” status under New York Stock Exchange ("NYSE") rules, which exempts us from certain corporate governance requirements and affords stockholders fewer protections;
•our common stock trading history has been characterized by low trading volume, which may result in an inability to sell your shares at a desired price, if at all.

Item 1. Business

Finance of America Companies Inc.

Finance of America Companies Inc. is a specialty finance consumer lending platform that provides customers with access to an innovative range of flexible solutions including reverse mortgages and home improvement loans. In addition, FoA offers complementary lending services to enhance the customer experience, as well as capital markets and portfolio management capabilities to optimize distribution to investors.

Our strategy and long-term growth initiatives are built upon a few key fundamental factors:
•We are in the process of streamlining our focus and growing our core businesses, which benefit from a shared set of demographic and economic tailwinds. We believe we can more effectively dispatch our innovative suite of solutions to help retirees achieve their retirement goals through the use of home equity.
•We seamlessly connect borrowers with investors. Our consumer-facing business leaders interface directly with the investor-facing professionals in our Portfolio Management segment, facilitating the development of attractive lending solutions for our customers with the confidence that the loans we generate can be efficiently and profitably sold to a deep pool of investors. We are in the loan originations business, not the balance sheet accumulation business. While we often retain a future performance-based participation in the underlying cash flows of our loan products, we seek to programmatically and profitably monetize most of our loan products through a variety of investor channels, which minimizes capital at risk.
•We distribute our products through multiple channels, including upon the acquisition of the business of American Advisors Group, additional retail distribution channels, and utilize flexible technology platforms and a distributed workforce in order to scale our businesses and manage costs efficiently.

Today, we are principally focused on offering the following loan products throughout the U.S.: (1) reverse mortgage loans and (2) certain home improvement loan products. We have built a distribution network that allows our customers to interact with us through their preferred method: in person, via a broker, telephonically, or digitally. Our pivot to retirement-focused lending was the result of macroeconomic factors, including high inflation coupled with a prolonged higher interest rate environment. Against this economic backdrop, we believe the U.S. reverse mortgage market opportunity remains strong and is a key component of an existing underserved market of seniors in the United States. Based on quarterly estimates published by the National Reverse Mortgage Lenders Association in conjunction with RiskSpan, Inc. regarding the reverse mortgage market, homeowners 62 and older have approximately $12 trillion in home equity. Based on U.S. census data, nearly 10,000 people in the U.S. have turned 65 every day since 2010 and, over time, seniors are expected to reach 20% of the population in the U.S. Additionally, according to a study by the AARP Public Policy Institute from 2012 and U.S. Census Bureau, most seniors prefer to age in their respective homes and many do not have enough cash flow to fund their lifestyle post-retirement, yet nearly 100 million homeowners aged 55 and up hold over 65% of their wealth in home equity. While a reverse mortgage represents a practical solution for a significant portion of the senior population, only 2% of the population age 62 and older currently utilizes a reverse mortgage according to a report published by Reverse Mortgage Insight from June 2022.

We have launched a very successful non-agency reverse mortgage product targeted for the U.S. senior population and have plans for additional innovative products to satisfy this vast and largely underserved market. We are a leader in this market, and we are focused on developing and offering products for informed and savvy borrowers who use the reverse product as a retirement planning tool. We believe our commitment to customer service coupled with our involvement in the loan process throughout its life cycle gives us the ability to deliver a value proposition unmatched in the industry.

Our Portfolio Management segment provides structuring and product development expertise, allowing innovation and improved visibility of execution for our originations, as well as broker/dealer and institutional asset management capabilities. These capabilities allowed us to complete profitable sales of our loan products via securitizations in 2022, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.

Our lending model is supported by a robust funding structure financed by an established and diversified mix of capital partners, which enables us to sell our loan production through various channels, including whole-loan and correspondent loan sales through agency, government sponsored entities ("GSEs"), such as Fannie Mae and Freddie Mac and private channels, as well as through securitizations. We maintain and monitor our liquidity in order to fund our loan origination businesses, manage day-to-day operations and protect against unforeseeable market events. As of December 31, 2022, we had $2.8 billion of committed or uncommitted loan funding capacity comprised of 26 facilities with 18 different counterparties. We had approximately $1.4 billion of liquidity sources as of December 31, 2022, comprised of (i) $97.3 million of cash and cash equivalents and (ii) $1.3 billion of undrawn warehouse lines of credit.

We believe that our culture, which seeks to promote the highest ethical standards, plays a significant role in producing superior outcomes not only for our customers but also for our business. We place a high value on honesty, transparency, and integrity, which we believe has engendered trust from our customers, clients, lenders, and investors. Our core values center around the mantra “customers first, last, and always.” We aim to do the right thing for both our borrowers and investors every time.

Business Combination

On October 12, 2020, FoA, a Delaware corporation and wholly-owned subsidiary of Replay, Replay Acquisition Corp. (“Replay”), a publicly traded special purpose acquisition company, and FoA Equity agreed to a business combination that would result in FoA becoming a publicly traded company. FoA Equity, Replay, FoA; RPLY Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of FoA (“Replay Merger Sub”); RPLY BLKR Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of FoA (“Blocker Merger Sub”); Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., a Delaware limited partnership (“Blocker”); Blackstone Tactical Opportunities Associates – NQ L.L.C., a Delaware limited liability company (“Blocker GP”); BTO Urban Holdings L.L.C., a Delaware limited liability company (“BTO Urban”), Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., a Delaware limited partnership (“ESC”), Libman Family Holdings LLC, a Connecticut limited liability company (“Family Holdings”), The Mortgage Opportunity Group LLC, a Connecticut limited liability company (“TMO”), L and TF, LLC, a North Carolina limited liability company (“L&TF”), UFG Management Holdings LLC, a Delaware limited liability company (“Management Holdings” ), and Joe Cayre (each of BTO Urban, ESC, Family Holdings, TMO, L&TF, Management Holdings and Joe Cayre, a “Seller” and, collectively, the “Sellers” or the “Continuing Unitholders”); and BTO Urban and Family Holdings, solely in their joint capacity as the representative of the Sellers pursuant to Section 12.18 of the Transaction Agreement (as defined below) (the “Seller Representative”), entered into a Transaction Agreement (the “Transaction Agreement”) pursuant to which Replay agreed to combine with FoA Equity in a series of transactions (collectively, the “Business Combination”) that resulted in FoA becoming a publicly-traded company on the New York Stock Exchange as of April 1, 2021, with trading beginning on April 5, 2021 under the ticker symbol "FOA" and controlling FoA in an “UP-C” structure.

Our Segments

As of December 31, 2022, we conducted our business through five distinct segments: Mortgage Originations, Reverse Originations, Commercial Originations, Lender Services, and Portfolio Management. Our operating subsidiaries, including Finance of America Mortgage LLC (“FAM”) and Finance of America Reverse LLC (“FAR”), are indirect subsidiaries of FoA, which means that FoA holds its equity interests in each of these entities through one or more holding companies (as opposed to a subsidiary in which FoA directly holds such entity’s equity interests).

Reverse Originations

Our Reverse Originations segment originates or acquires reverse mortgage loans through our FAR subsidiary. This segment originates home equity conversion mortgages ("HECM") and non-agency reverse mortgages. We securitize HECM into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which Ginnie Mae guarantees, and sell them in the secondary market while retaining the rights to service. Non-agency reverse mortgages, which complement the Federal Housing Administration ("FHA") HECM for higher value homes, may be sold as whole-loans to investors or held for investment and pledged as collateral to securitized nonrecourse debt obligations. Non-agency reverse mortgage loans are not insured by the FHA. We originate reverse mortgage loans through a retail channel (consisting primarily of field offices and a centralized retail platform) and a third-party originator or TPO channel (consisting primarily of a network of mortgage brokers).

On December 6, 2022, the Company announced the agreement to acquire the assets and operations of AAG, a leading reverse mortgage lender. The transaction has received regulatory approval, is scheduled to close on March 31, 2023, and is expected to create the leading U.S. reverse mortgage originator. Refer to Note 39 - Subsequent Events, and the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2022, for additional information.

Portfolio Management

Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the enterprise and third-party funds. As part of the vertical integration of our business, our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided by our Financial Industry Regulatory Authority ("FINRA") registered broker-dealer, complete the lending lifecycle in a way that allows us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and where appropriate, retain assets on balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring earnings. The Portfolio Management segment generates revenue and earnings in the form of gains on sale of loans, fair value gains on portfolio assets, interest income, and fee income related to mortgage servicing rights, underwriting, advisory, valuation, and other ancillary services.

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

The Mortgage Originations segment includes four channels: distributed retail (consisting primarily of our retail branch locations), direct-to-consumer (consisting primarily of our call centers, website, and mobile applications), third-party originator or TPO (consisting primarily of a network of mortgage brokers), and home improvement (consisting primarily of a network of partner contractors). On October 20, 2022, the Board of Directors (the “Board”) of the Company authorized a plan to discontinue the operations of the Company’s Mortgage Originations segment, other than the Home Improvement channel (the “Wind Down”). The Wind Down commenced in the fourth quarter of 2022 and was completed on February 28, 2023. Refer to Note 39 - Subsequent Events, and the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023, for additional information.

Commercial Originations

Our Commercial Originations segment originates or acquires commercial mortgage loans through our Finance of America Commercial ("FACo") business line. The segment provides business-purpose lending solutions for residential real estate investors in two principal ways: short-term loans to provide rehab and construction of investment properties meant to be sold upon completion, and investor rental loans collateralized by either a single property or portfolio of properties. The segment also provides government-insured agricultural lending solutions to farmers to fund their inputs and operating expenses for the upcoming growing season. The segment does not provide financing for consumer purpose, owner-occupied loans, or non-residential purpose commercial lending. The Commercial Originations segment generates revenue and earnings in the form of fair value gains at the time of origination ("Net origination gains") and origination fees earned on the successful origination of commercial mortgage loans. We originate commercial mortgage loans through our retail (consisting primarily of sales teams) and third-party originator or TPO channels (consisting primarily of a network of mortgage brokers). On February 19, 2023, the Company's indirect subsidiary, Finance of America Holdings and Finance of America Mortgage, entered into an agreement to sell certain operational assets of Finance of America Mortgage, operating as FACo. Refer to Note 39 - Subsequent Events, and the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023, for additional information.

Lender Services

Our Lender Services segment provides complementary business services around the residential mortgage, student lending, and commercial lending industries. These complementary services include; title agency and title insurance services, mortgage servicing rights ("MSR") valuation and trade brokerage, transactional fulfillment services, mortgage loan third-party review or due diligence services, and appraisal management services to our retail customers. The team operates in various offices in the U.S. as well as through a foreign branch in the Philippines for transactional fulfillment and administrative support. Our Lender Services segment generates revenue and earnings in the form of fee-for-service revenue and commissions on successful MSR trades. On February 1, 2023, the Company's indirect subsidiary, Incenter, entered into an agreement to sell one hundred percent of (i) the issued and outstanding shares of capital stock of Agents National Title Holding Company (“ANTIC”), a direct subsidiary of Incenter and an indirect subsidiary of the Company, and (ii) the issued and outstanding membership interests of Boston National Holdings LLC (“BNT”), a direct subsidiary of Incenter and an indirect subsidiary of the Company (collectively, the “Incenter Transaction”). Refer to Note 39 - Subsequent Events, and the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2023, for additional information.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 31 - Business Segment Reporting of the Notes to Consolidated Financial Statements in Part II, Item 8, for additional financial information about our segments.

Competition

We compete with third-party businesses such as wholesale and retail reverse mortgage origination businesses, including bank and non-bank financial services companies focused on one or more of these business lines. In Reverse Originations, we are and have been a market leader since certain banks exited the space over 10 years ago. The number of Ginnie Mae issuers in the reverse space is quite limited, and the number of lenders of non-agency reverse mortgage is even smaller.

Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, client service levels, the amount and term of a loan, and marketing and distribution channels. Certain of our competitor financial institutions typically have access to greater financial resources, have more diverse funding sources with lower funding costs, and are less reliant on loan sales or securitizations of mortgage loans into the secondary markets to maintain their liquidity. Fluctuations in interest rates and general economic conditions may also affect our competitive position. During periods of rising rates such as the current economic environment, competitors that have locked in low borrowing costs may have a competitive advantage. Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, may lead to increased competition for the remaining loans. Any increase in these competitive pressures could be detrimental to our business.

Intellectual Property

We use a combination of proprietary and third-party intellectual property, all of which we believe maintain and enhance our competitive position and protect our products. Such intellectual property includes owned or licensed trademarks, trademark applications, and domain names. While technology and intellectual property enhance our competitive position, given the nature of our lending business, patents, trademarks, and licenses are not material to our operations as a whole or to any of our segments.

We enter into confidentiality, intellectual property invention assignment, and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors, and business partners, and we strictly control access to and distribution of our intellectual property.

Cyclicality and Seasonality

The demand for loan originations is affected by consumer demand for home loans and the market for buying, selling, financing, and/or refinancing residential real estate, which in turn, is affected by the national economy, regional trends, property valuations, interest rates, socio-economic trends, and by state and federal regulations and programs which may encourage/accelerate or discourage/slow-down certain real estate trends. Our business is generally subject to seasonal trends with activity generally decreasing during the winter months, especially home purchase loans and related services. Our lowest revenue and net income levels during the year have historically been in the first quarter, but this is not indicative of future results.

Employees and Human Capital Resources

As of December 31, 2022, we had 1,943 U.S.-based employees. Of these, there were 1,931 full-time and 12 part-time employees. We had an additional 381 based in the Philippines. As of December 31, 2022, we also employed 45 full-time contractors. None of our employees are represented by a labor union, and we consider our employee relations to be good. Our long-term success as an organization depends upon our ability to maintain and develop our human capital.

We strive to foster an environment that is safe and healthy. We also strive to promote a strong culture across our business that recognizes the importance of respecting one another and our customers. These objectives are accomplished through a commitment to diversity, equity, and inclusion ("DEI"), an emphasis on training and development, and the provision of a comprehensive benefits package with a focus on physical and mental wellness.

Diversity, Equity, and Inclusion:

In 2022, we continued our commitment to DEI and took steps to make that commitment clear to our employees, investors, stakeholders, and future talent. Diversity is simply a fact in our large, geographically-dispersed workforce. It is important to acknowledge our differences and the value that our varied experiences and perspectives can bring to our Company, which can lead to innovation and revenue growth. We believe that we can increase employee engagement and retention and improve recruitment of the best talent by creating an inclusive culture, paying employees fairly, and providing opportunities to grow and thrive.

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

We also require our entire workforce to periodically complete Discrimination and Harassment Prevention training courses to ensure they understand what constitutes unlawful sexual harassment and discrimination, employees’ rights, and available forums for adjudicating complaints. We send quarterly reminders to Employees about the Company’s anonymous hotline and encourage employees to utilize the hotline to report complaints and concerns.

Compliance with consumer protection regulations is supported by robust technology and monitored by our Compliance department.

Employee Benefits and Wellness:

At Finance of America, we are always on the lookout for new benefits that meet employees’ evolving needs. We maintain a strong focus on supporting the mental health of our employees and partner closely with mental healthcare providers. We take a holistic approach to supporting employees in need by carefully coordinating available resources and ensuring employees know what resources are available and where to turn for support. The benefits and wellness resources we offer employees include: Our Employee Assistance Program, health, dental, vision, life insurance, pet insurance, identity protection, flexible spending accounts, and 401(k) with employer match. We partner with a leave of absence administration vendor to ensure efficient processing and management of leave requests.

In 2022, we took steps to further our commitment to pay parity across the organization, including a review of market data and the creation of salary ranges for each position. We plan to continue these efforts in 2023. We also offer paid time off or flex time off programs to full-time employees and an employee stock purchase plan (“ESPP”).

Regulation

Our consumer-facing lending and ancillary businesses market and provide services through a number of different channels across the United States. We are subject to extensive regulation by federal, state and local authorities, and a variety of statutes, rules, regulations, policies, and procedures in various jurisdictions in the United States. If any of our loans to consumers are found to have been originated in violation of such laws, we could incur losses, which could adversely impact our results of operations, financial condition, and business. Our Philippines branch does not conduct any consumer-facing activities relating to mortgage loan processing.

We are required to comply with numerous federal and state consumer protection and other laws, including, but not limited to:
•restrictions on the manner in which consumer loans are marketed, originated and serviced, including, but not limited to, the making of required consumer disclosures, such as the Truth in Lending Act (“TILA”) (which regulates mortgage loan origination activities, imposes requirements related to advertising, require certain disclosures be made to mortgagors regarding terms of mortgage financing and regulate certain mortgage servicing activities), the Fair Credit Reporting Act (“FCRA”) (which regulates the use and reporting of information related to the credit history of consumers), the Equal Credit Opportunity Act (“ECOA”) (which prohibits discrimination on the basis of age, race and certain other characteristics in the extension of credit), the Fair Housing Act (which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics), the Real Estate Settlement Procedures Act (“RESPA”) (which govern certain mortgage loan origination activities and practices and the actions of servicers related to escrow accounts, transfers, lender-placed insurance, loss mitigation, error resolution, and other customer communications), Homeowners Protection Act, the Mortgage Acts and Practices Rule (“MAP Rule”) (which prohibits deceptive acts and practices in the marketing of mortgage loans), and similar state laws;
•federal laws that require and govern communications with consumers or reporting of public data such as the Gramm-Leach-Bliley Act (“GLBA”), which requires initial and periodic communication with consumers on privacy matters and the maintenance of privacy regarding certain consumer data in our possession, and the Home Mortgage Disclosure Act (“HMDA”), together with its implementing regulations (Regulation C), which requires reporting of certain public loan data;
•federal disclosure requirements including those in Regulation AB under the Securities Act, which requires registration, reporting, and disclosure for mortgage-backed securities;
•state and federal restrictions on the marketing activities conducted by telephone, mail, email, mobile device, or the internet, including the Telemarketing Sales Rule, the Telephone Consumer Protection Act (“TCPA”), state telemarketing laws, federal and state privacy laws, the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM Act”), and the Federal Trade Commission Act (“FTCA”) and their accompanying regulations and guidelines
•federal and state laws requiring company, branch and individual licensing for the solicitation, brokering, or third-party processing of consumer loans, including the SAFE Act;
•the Electronic Funds Transfer Act (“EFTA”) (which regulates electronic fund transfers to and from individual consumers);
•federal and state laws relating to the retention of records;
•federal and state laws relating to identity theft;
•the Fair Debt Collection Practices Act (“FDCPA”), which regulates the timing and content of communications on debt collections;
•the California Consumer Privacy Act, which provides California consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers;
•the Servicemembers Civil Relief Act (“SCRA”);
•the anti-money laundering and counter-terrorist financing provisions of the Bank Secrecy Act, including the USA Patriot Act, which require non-bank lenders to monitor for, detect and report suspicious activity to the U.S. Treasury’s Financial Crimes Enforcement Network;
•restrictions imposed by the rules promulgated by the Office of Foreign Assets Control; and
•restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and current or future rules promulgated thereunder, including, but not limited to, limitations on fees charged by mortgage lenders, mortgage broker disclosures and rules promulgated by the Consumer Financial Protection Bureau (“CFPB”), which was created under the Dodd-Frank Act.

Consumer Financial Protection Bureau

The CFPB directly impacts the regulation of residential mortgage loan originations and servicing in a number of ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB also has authority, under the Dodd-Frank Act, to prevent unfair, deceptive, or abusive acts and practices in connection with the offering of consumer financial products. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans.

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

The securities issued by any wholly-owned or majority owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities (exclusive of U.S. government securities and cash items) we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with the 40% test. In addition, we believe that we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we will be primarily engaged in the non-investment company businesses of our subsidiaries.

There can be no assurance that the laws and regulations governing our Investment Company Act status will not change in a manner that adversely affects our operations. We cannot assure you that the SEC or its staff will not take action that results in our or one or more of our subsidiary’s failure to maintain an exclusion or exemption from the Investment Company Act. See “Risk Factors—Risks Related to Laws and Regulations—Conducting our business in a manner so that we are exempt from registration under, and in compliance with, the Investment Company Act, may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.”

Ongoing regulatory oversight

We expect to continue to incur ongoing operational and system costs in order to maintain compliance with these laws and regulations. Furthermore, there may be additional federal or state laws that place additional obligations on originators and servicers of residential loans.

Because we are not a depository institution, we generally do not benefit from federal preemption of state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. Accordingly, we must comply with state laws and licensing requirements in all of the states in which we conduct business. We are licensed as a loan originator in all 50 states and the District of Columbia and also are licensed as a loan servicer and loan broker in a number of states and jurisdictions in which such licenses are required. We are also subject to an extensive framework of state laws in the jurisdictions in which we do business, and to periodic audits and examinations conducted by the state regulators to ensure compliance with those laws. From time to time, we receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices regarding our mortgage origination, commercial lending, lender servicing, and long-term investing business activities, and expect to continue to receive such requests related to certain business we are no longer conducting. We incur significant ongoing costs to comply with these governmental regulations. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. Failure to comply with state regulations can result in monetary penalties and license revocation. In the past we have been subject to inquiries from, and in certain instances have entered into settlement agreements with, state regulators that had the power to revoke our license or make our continued licensure subject to compliance with a consent order. Some states have special rules that govern mortgage loan servicing practices, such as California’s Homeowner’s Bill of Rights. Failure to comply with these rules can result in delays or rescission of foreclosure, and subject the servicer to penalties and damages.

Additional Information

To learn more about Finance of America Companies Inc., please visit our website at www.financeofamerica.com. From time to time, we use our website as a channel of distribution of material

Company information. We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge under the Investor Relations section of our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission. Our reports, proxy and information statements and other information filed electronically with the SEC can also be accessed at www.sec.gov.

Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters for the standing committees of our Board of Directors are available on our website. Any information on our website is not incorporated by reference into the Form 10-K.

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

Risks Related to the Business of the Company

We are in the process of streamlining our business from a vertically integrated lending and complementary services platform to a business focused on retirement solutions and reverse mortgage lending, and we may not be successful in executing this strategy on a go-forward basis, which could have a detrimental effect on our business, financial condition, financial performance and liquidity.

Historically, the Company has operated as a vertically integrated lending platform in the traditional mortgage, reverse mortgage, commercial lending spaces. During the fourth quarter of 2022 and the first quarter of 2023, the Company has exited and continues to exit traditional mortgage lending, its commercial lending segment, and certain of its lender services businesses in order to develop a streamlined reverse mortgage origination and retirement solutions business. We pivoted our business strategy to focus on retirement solutions in response to challenging market conditions represented by high interest rate and high inflation environments, which resulted in lower origination volumes and widening secondary market credit spreads. We believe that this environment will continue for the foreseeable future and in anticipation of that, our Company is focusing on our retirement solutions business. However, reverse mortgage origination is a “cash-light” business in that there are no interim cash flows to the originator prior to the loans being sold to investors, which, from a liquidity perspective, places additional importance on the availability of an active secondary market for such loans. Should the Company not be able to sell reverse loans into the secondary market or pool HUD-insured reverse loans with Ginnie Mae as mortgage-backed securities, it could have a material adverse effect on our business, liquidity, financial condition and performance. Additionally, in circumstances where the unpaid principal balance ("UPB") of a HECM securitized in a Ginnie Mae pool reaches 98% of the maximum claim amount (which is the maximum FHA insurance amount available for a HECM), the Company is required under Ginnie Mae guidelines to buyout such reverse loans, which requires the Company to maintain additional liquidity or access to capital (in the form of financing capacity or otherwise). If the Company was required to satisfy significant repurchase or buyout requirements simultaneously, the Company may not have sufficient liquidity or access to capital available to satisfy such demands, which would have a material adverse effect on our business, financial condition, and results of operations.

Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates, rising inflation rates, U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our business and earnings.

Our operations, financial performance and earnings are affected by several factors, including prevailing interest rates, United States monetary policies or other macroeconomic conditions such as inflation fluctuations, recessions, consumer confidence and demand. During 2020 and 2021, the Board of Governors of the Federal

Reserve System (the "Federal Reserve") took several steps to protect the economy from the impact of COVID-19, including reducing interest rates to new historic lows. However, in 2022, in light of increasing inflation, the Federal Reserve increased interest rates seven times, which has negatively impacted the demand for mortgage financing. In February 2023, the Federal Reserve announced their eighth interest rate increase in a year and has indicated that it expects continued increases in interest rates. As interest rates rose in 2022, our loan production volumes decreased as compared to 2021, as fewer loans were originated or refinanced. As a result, our revenues decreased from $1.7 billion in fiscal year 2021 to $0.6 billion in fiscal year 2022. Inflation rates also increased in 2022 and may remain high for an extended period of time. In addition, interest rates and the liquidity of the mortgage-backed securities ("MBS," which includes HMBS) market may be impacted by the Federal Reserve increasing the federal funds rate, tapering MBS purchases or selling MBS.

Our financial performance and profitability is directly affected by changes in prevailing interest rates. An increase in prevailing interest rates could:
•adversely affect our loan production volume, as refinancing an existing loan would be less attractive and qualifying for a loan may be more difficult; and
•increase the cost of servicing our outstanding debt, including debt related to servicing assets and loan production and further, widening spreads would make new securitizations or re-securitizations less economically feasible; and
•reduce the value of the assets on our balance sheet due to higher costs of financing.

A decrease in prevailing interest rates could:
•cause an increase in the expected volume of loan refinancings, which would negatively impact the fair value of our MSR and residual securities; and
•reduce our earnings from our custodial deposit accounts.

Furthermore, borrowings under our warehouse lines of credit, and MSR and servicing advance facilities are at variable rates of interest, which also expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase even though the amount borrowed remains the same, and our earnings and cash flows may correspondingly decrease. An event of default, a negative ratings agency action, the perception of financial weakness, an adverse action by a regulatory authority, a lengthening of foreclosure timelines or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to refinance existing debt and borrow additional funds. In addition, we may not be able to adjust our operational capacity and staffing in a timely manner, or at all, in response to increases or decreases in loan production volume resulting from changes in prevailing interest rates.

Any of the increases or decreases discussed above could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We have a recent history of net losses, and we may not achieve or maintain profitability in the future. Our management has implemented and intends to further implement certain actions and plans to address the Company’s liquidity needs and the financial condition of our business depends on our ability to successfully carry out our plans. Any significant delay or failure to implement such future actions and plans can adversely impact our business.

We generated net losses of $715.5 million and $1.176.7 million for the years ended December 31, 2022 and 2021, respectively, and a net profit of $497.9 million for the year ended December 31, 2020. Our accumulated deficit was $634.3 million and $443.6 million as of December 31, 2022 and 2021, respectively. We intend to continue to expend significant funds to transform our business, complete strategic acquisitions and divestitures, and invest in and expand our reverse mortgage origination business and meet the increased compliance requirements associated with our transition to and operation as a public company. As we continue to transform our business, revenues may not sufficiently grow to offset aggregate expenses.

Our management has taken certain actions such as winding down the mortgage origination business of FAM and selling assets relating to FAM’s commercial mortgage operations, in each case, to reduce future ongoing losses and increase liquidity. In order to increase revenue and profitability and to further its long-term growth strategy in the retirement solutions business, the Company has entered into an agreement to acquire certain business operations of American Advisors Group, a transaction which is expected to close at the end of the first quarter of 2023. The closing of the AAG transaction is also a condition precedent to a committed equity raise for the benefit of the Company in the amount of $30 million. Additionally, the Company has entered into a sale agreement to sell Boston National Holdings LLC and Agents National Title Holding Company, which are part of the Company’s Lender Services segment providing insurance, title and settlement services. The closing of the ANTIC and BNT sale is expected to occur in the second quarter of 2023 and has a cash consideration of $100 million. The closing of the AAG, ANTIC and BNT transactions, in each case, is subject to certain customary closing conditions, including receipt of regulatory approvals. Any significant delay or failure to close any of the foregoing transactions could have a material adverse effect on our business, financial condition, liquidity and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion regarding our liquidity risk and management’s plans to meet our liquidity needs in order for us to meet our obligations when they become due for the twelve-month period from the date of the issuance of the consolidated financial statements.

Additionally, our efforts to transform our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen integration and transformation expenses, difficulties, complications and delays, the other risks described in the Form 10-K and other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders’ equity and liquidity. Because of the numerous risks and uncertainties associated with operating a reverse mortgage and retirement solutions business, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our Class A Common Stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired.

The failure to successfully integrate American Advisors Group's business and operations in the expected time frame may adversely affect the combined company’s future results, financial condition and liquidity.

The Company believes that the acquisition of AAG will result in certain benefits, including expanding our customer base, achieving cost synergies, enhanced product innovations, and operational efficiencies. However, to realize these anticipated benefits, the businesses of the Company and AAG must be successfully combined. The success of the acquisition will depend on the combined company’s ability to realize these anticipated benefits from combining the businesses of the Company and AAG. The combined company may fail to realize the anticipated benefits of the acquisition for a variety of reasons, including the following:
•failure to successfully manage relationships with existing customers, loan investors and lenders;
•failure to maintain AAG’s existing customers upon closing of the acquisition, as well as to develop and expand reverse mortgage customers;
•the ability to generate new revenues or maintain existing revenue levels, while simultaneously reducing operating expenses;
•failure to maintain AAG’s existing customers upon closing of the acquisition, as well as to develop and expand reverse mortgage customers;
•potential incompatibility of technologies and systems;
•failure to leverage the increased scale of the combined company quickly and effectively;
•potential difficulties integrating and harmonizing different corporate cultures;
•the loss of key employees;
•failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company; and
•failure to combine product offerings and product lines quickly and effectively.

Our geographic concentration could materially and adversely affect us if the economic conditions in our current markets should decline or we could face losses in concentrated areas due to natural disasters.

Based on data from CoreLogic, the California mortgage market represents approximately 20% of the entire mortgage market in the United States. For the year ended December 31, 2022, 44% of our originations in mortgage, reverse, and commercial loans (by UPB) were secured by properties in the state of California. As a result of this geographic concentration, our results of operations are largely dependent on economic conditions in this area. Decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers and adverse changes in the economy caused by inflation, recession, unemployment, state or local real estate laws and regulations or other factors beyond our control may also continue to have a negative side effect on the ability of borrowers to make timely mortgage or other loan payments, which would have an adverse impact on earnings. Consequently, deterioration in economic conditions in California could have a material adverse impact on the quality of our loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could disproportionately impact the demand for our products and services as compared to other lenders with more geographically diversified operations, and, accordingly, further negatively affect results of operations.

In addition, properties located in California may be more susceptible to certain natural disasters, such as wildfires and mudslides, and certain natural disasters not covered by standard hazard insurance, such as earthquakes. Even for properties located in an earthquake prone area, we and other lenders in the market area may not require earthquake insurance as a condition of making a loan. If there is a major earthquake, fire, mudslide, or other natural disaster, we face the risk that many of our borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. Further, with respect to mortgaged properties in California, if the related insurer determines there is a heightened risk of property damage due to wildfires, such insurer may elect not to renew the related hazard policies or may charge higher premiums. This may result in an increase in lapsed policies or insufficient coverage and an increase in expense for our Company as servicer, if we elect to force-place hazard insurance. Any such occurrences could materially increase our costs of servicing and also disrupt our ability to make loans in such region. See “—Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made issues such as strikes, wars, and civil unrest.”

We use estimates in measuring or determining the fair value of the majority of our assets and liabilities. If our estimates prove to be incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our business, financial condition and results of operations.

We use financial models that utilize, wherever possible, market participant data to value certain of our assets and liabilities, including warrants arising out of the merger with Replay Acquisition Corp., our mortgage loans held for sale, MSR, derivative assets and liabilities, HMBS related obligations, and nonrecourse debt for purposes of financial reporting. We also use models to estimate the change in value of loans held for investments due to market or model input assumptions as an add back to calculate Adjusted Net Income and Adjusted EBITDA. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the models are complex because of the high number of variables that drive cash flows in each of the respective assets and related liabilities.

Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events based on information available at the time of our financial statements. Further, some of our loans and financial assets held for investment do not trade in an active market with readily observable prices and therefore, their fair value is determined using valuation models that calculate the present value of estimated net future cash flows using estimates of draws or advances, prepayment speeds, home price appreciation, forward interest rates, loss rates, discount rates, cost to service, float earnings, contractual servicing fee income and ancillary income and late fees.

Fair value determinations require many assumptions and complex analyses, especially to the extent there are not active markets for identical assets. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. In particular, models are less dependable when the economic environment is outside of historical experience, as was the case from 2008-2010 or during the COVID-19 pandemic.

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

Our business could suffer if we fail to attract, or retain, highly skilled employees, and changes in our executive management team may be disruptive to our business.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, Sarbanes-Oxley, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

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

The risks associated with acquisitions include, among others:
•failing to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring or investing in a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls and information security environment;
•significant costs and expenses, including those related to retention payments, equity compensation, severance pay, intangible asset amortization and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees;
•unanticipated issues in integrating information, management style, controls and procedures, servicing practices, communications and other systems including information technology system;
•unanticipated incompatibility of purchasing, logistics, marketing and administration methods;
•failing to retain key employees or clients;
•inaccuracy of valuation and/or operating assumptions supporting our purchase price; and
•representation and warranty liability relating to a target’s previous lending activities.

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

We rely on encryption and other information security technologies licensed from third parties to provide security controls necessary to help in securing online transmission of confidential information pertaining to customers,employees and other aspects of our business. A failure in our information security technologies may result in a compromise or breach of the technology that we use to protect sensitive data. A party who is able to circumvent our security measures by methods such as hacking, fraud, trickery or other forms of deception could access sensitive personal and financial information or cause interruption in our operations. We are required to expend capital and other resources to protect against such security breaches or cyber-attacks or to remediate problems caused by such breaches or attacks. Our security measures are reasonably designed to protect against security breaches and cyber-attacks, but our failure to prevent such security breaches and cyber-attacks could subject us to liability, regulatory action decrease our profitability and damage our reputation. Even if a failure of, or interruption in, our systems or facilities is resolved timely or an attempted cyber incident or other security breach is successfully avoided or thwarted, it may require us to expend substantial resources or to take actions that could adversely affect customer satisfaction or behavior and expose us to reputational harm.

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

We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must be able to facilitate a loan application experience that equals or exceeds the experience provided by our competitors. We have or may in the future experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, terrorism, war, health pandemics and other similar events, and our disaster recovery planning may not be sufficient for all situations. This is especially applicable in the response to the COVID-19 pandemic and the shift we have experienced in having most of our employees work from their homes, as our employees access our secure networks through their home networks. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruption could interrupt or delay our ability to provide services to our clients and loan applicants, and could also impair the ability of third parties to provide critical services to us.

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

Additionally, ESG and other sustainability matters and the adequacy of our response and disclosures relating to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency. Increasing governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. Further, various third-party organizations have developed ratings processes or second party opinions ("SPOs") for evaluating companies on their approach to ESG matters. The Company’s reverse operating company (FAR) has received a SPO in connection with its private label securitizations. These third party ESG ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable ESG ratings or SPOs may lead to reputational damage and negative sentiment among our investors and other stakeholders. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, which may increase in frequency or severity as a result of global climate change, and to interruption by man-made issues such as strikes, wars, and civil unrest.

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

In addition, strikes, war and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays or loss of critical data. We may not have sufficient protection or recovery plans in certain circumstances, and our business interruption insurance may be insufficient to compensate us for losses that may occur. These types of catastrophic events may also affect loan origination which have been locked and loans which we are holding for sale or investment. For example, our gains in connection with securitizations and loans sales, the cost of capital to our Company and the value of our assets may be adversely affected due to economic or industry sector downturns as well as geopolitical tensions arising out of Russia’s ongoing war with Ukraine, which recently entered its thirteenth month of continued fighting. The conflict may at any time escalate and its resolution is unclear. The U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations. Although the Company does not conduct business directly with companies based in Ukraine, Russia or Belarus, the impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, results of operations and financial condition. Any escalation in such conflict could lead to disruption, instability and volatility in global markets and industries that could negatively impact our business, results of operations and financial condition. Such events could also affect our loan servicing costs, increase our recoverable and our non-recoverable servicing advances, increase servicing defaults and negatively affect the value of our MSR.

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

We may also incur losses when a borrower passes away prior to completing repairs following a natural disaster, because we are required to reduce our claim to FHA by the unrepaired damage amount. Mortgagee properties securing loans which we make are required to be covered by hazard insurance customary to the area in which the property is located. In certain areas, such as California, earthquake insurance is not required by HUD or other lenders generally. There could also be circumstances where insurance premiums have not been timely paid, or the insurance coverage otherwise fails. In these events, we could suffer losses. For loans which have been sold, we would be exposed to such losses generally only if we have breached a representation or warranty under the related purchase and sale agreement. However, in cases where we have retained some credit risk, we could suffer losses. In addition, catastrophic events often lead to increased delinquencies or increased servicing advances, which create additional risk for us. Climate change increases the risk/severity of weather-related natural disasters which can lead to more frequent and higher losses, lack of affordable insurance for borrowers, uninsured flood losses (the National Flood Insurance Program caps at $250,000), and longer timelines to liquidate or assign loans to HUD.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational and legal risks related to our business, assets, and liabilities. We are also subject to various laws, regulations and rules that are not industry specific, including employment laws related to employee hiring, termination, and pay practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. The Company maintains and procedures for compliance with various laws and risk management efforts. Our risk management policies, procedures, techniques and any updates thereof, may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Transition and expansion of our business activities into reverse mortgage lending and retirement solutions may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.

As a result of the application of the acquisition method of accounting in connection with the Business Combination, the historical consolidated financial statements of the Company are not necessarily indicative of the Company’s future results of operations, financial position and cash flows, and the Company has recognized, and may recognize in the future, impairment charges related to goodwill, identified intangible assets and fixed assets.

In accordance with Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other, to the extent goodwill and intangible assets are recorded on the statement of financial condition, the Company is required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis and on an interim basis if there are indicators of a possible impairment. The Company will also be required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which the Company operates or impairment in the Company’s financial performance and/or future outlook, the estimated fair value of the Company’s long- lived assets decreases, the Company may determine that one or more of its long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on the Company’s business, financial condition and results of operations.
During the second half of 2022, the Company observed that the length and magnitude of the downturn in mortgage demand had significantly increased compared to prior periods. The Company also saw decreased demand for products in the Lender Services segment. As a result, our Mortgage Origination and Lender Services reporting units' current and expected future operating losses indicated that the definite-lived intangible assets included in the reporting units may not be recoverable, and impairment analyses were performed. Based on the analyses, the Company wrote off and recognized a definite-lived intangible asset impairment of $72.0 million and $44.1 million in the year ended December 31, 2022 for the Mortgage Originations and Lender Services reporting units, respectively. The recognition of any potential future impairments could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As of December 31, 2022, we have entered into 26 warehouse lines of credit, MSR lines of credit, and other secured lines of credit, with an aggregate of $2.8 billion in borrowing capacity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Certain Indebtedness.” These financing facilities typically contain, and we expect that other financing facilities that we may enter into in the future will typically contain, covenants that, among other things, require us to satisfy minimum tangible or adjusted tangible net worth, maximum leverage ratio of total liabilities (which may include off-balance sheet liabilities) or indebtedness to tangible or adjusted tangible net worth, minimum liquidity or minimum liquid assets and minimum net income or pre-tax net income. Each of Company’s operating lending subsidiaries have needed waivers or amendments in anticipation of potential violations of profitability, net worth or certain other financial covenants in each of the fiscal quarters of 2022. As of December 31, 2022 and as of the end of each applicable fiscal quarter, the Company obtained waivers or amendments to terms of the affected covenants and in a few instances, our Company elected to terminate the related financing transactions in accordance with their terms in lieu of seeking waivers or amendments, in particular, in connection with financings of FAM, which began winding down its mortgage business at the end of 2022. In connection with certain waivers or amendments, the Company agreed to certain required amortization covenants in order to secure waivers. While the Company was in compliance with all other financial covenants as of December 31, 2022, the payment in full of certain financings as well as the required amortization of certain other financings have placed constraints on the Company’s liquidity and the management of cashflows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion regarding our liquidity risk and management’s plans to meet our liquidity needs in order for us to meet our obligations when they become due for the twelve-month period from the date of the issuance of the consolidated financial statements.

If we fail to meet or satisfy any of these covenants in the future, we may have to agree to further amendments requiring further paydowns in connection with securing a waiver or amendment or in the alternative, if not waived or amended, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective security interests under such agreements and restrict our ability to make additional borrowings or issue mortgage-backed securities. In addition, our financing agreements may contain other events of default and cross-default provisions, so that if a default occurs under any one agreement, the lenders under certain other agreements could also declare a default. Our financings also have fair value risk pursuant to which our lending counterparties have the right to value the related collateral. In the event the market value of the collateral decreases (typically as determined by the related lender) and a borrowing base deficiency exists, the related lender can require us to prepay the debt or require us to post additional margin as collateral at any time during the term of the related agreement. There can be no assurance that we will be in compliance with our covenants or other requirements under our financing facilities in the future.

We are generally required to renew a significant portion of our debt financing arrangements each year and in cases of certain securities repurchase agreements, the terms are shorter such as biweekly or monthly rolling periods, which exposes us to refinancing and interest rate risks. Furthermore, our counterparties are not required to renew or extend our repurchase agreements or other financing agreements upon the expiration of their stated terms (which term may be as short as two weeks in the case of certain securities repurchase agreements). Our ability to refinance existing debt (including refinancing existing securitization debt) and borrow additional funds is affected by a variety of factors:

•the available liquidity in the credit markets and in particular, the availability of credit in the market for asset-backed lending;
•prevailing interest rates;
•an event of default, a negative ratings action by a rating agency and limitations imposed on us under the agreements governing our current debt that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;
•the strength of the lenders from which we borrow and the amount of borrowing such lenders will or may legally permit to our various businesses taken a whole; and
•limitations on borrowings imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the facility.

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

Demand in the secondary market and our ability to complete the sale or securitization of our home loans or other asset-backed assets such as home improvement loans or receivables depends on a number of factors, many of which are beyond our control, including general economic conditions, general conditions in the banking system, the willingness of lenders to provide financing for home loans, the willingness of investors to purchase home loans and MBS, and changes in regulatory requirements. Disruptions in the general MBS market may occur. Any significant disruption or period of illiquidity in the general MBS market could directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices, which could be detrimental to our business, including, but not limited to, increasing our cost of funds due to extended dwell time on our warehouse lines, and a negative impact on our liquidity due to write-downs on the value of the loans held on our balance sheet, and the application of large haircuts due to longer dwell times.

FAR’s status as an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer, is subject to compliance with each of their respective guidelines and other conditions they may impose, and the failure to meet such guidelines and conditions could have a material adverse effect on our overall business and our financial position, results of operations and cash flows. FAM’s wind down of its mortgage business may change its status as an approved seller-servicer for Fannie Mae and Freddie Mac, an approved Ginnie Mae issuer and an approved non-supervised FHA and Department of Veteran Affairs ("VA") mortgagee.

FAR’s is an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer. Although FAM is no longer originating loans, in connection with its wind down and portfolio disposition, it continues to hold approvals as a FHA non-supervised mortgagee, a VA lender, a seller servicer for Fannie Mae and Freddie Mac, and a Ginnie Mae issuer. In connection with these approvals, FAR and FAM are subject to compliance with each agency’s respective regulations, guides, handbooks, mortgagee letters and all participants’ memoranda. For example, as a Ginnie Mae issuer, FAR and FAM must meet certain minimum capital requirements, including, but not limited to Ginnie Mae’s requirement that non-depository institutions hold equity capital in the amount of at least 6% of total assets, which technical non-compliance was the result of a change in accounting for HMBS transactions, and FAM is subject to Fannie Mae’s minimum acceptable capital requirement of a 6% minimum tangible capital ratio. Ginnie Mae has provided a waiver to FAR in connection with its equity capital requirements which is necessary in large part due to the consolidation of the Ginnie Mae HECM and other non-recourse transactions onto FAR’s balance sheet. Any failure by FAR to maintain the Ginnie Mae equity capital waiver or any loss of FAR’s status as an approved non-supervised FHA mortgagee or an approved Ginnie Mae issuer, could have a material adverse effect on our overall business and our financial position, results of operations and cash flows. Further, given that FAM has ceased to originate traditional mortgages and has sold a significant portion of its GSE/agency servicing portfolio, no assurance can be given as whether FAM will continue to maintain or surrender its GSE approvals following the final sale or disposition of any related assets.

In addition, changes in the nature or extent of the insurance provided by the FHA in connection with the HECM program also have broad adverse market implications. Any future increases in the premiums FAR is required to pay to the FHA for upfront and/or annual mortgage insurance would increase insurance premiums for our borrowers and may negatively impact origination volumes. These industry changes could negatively affect demand for FAR’s mortgage services and consequently its origination volume, which could be detrimental to our business.

Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.

Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, inflationary pressures which limit surplus cash and increased unemployment or stagnant or declining wages affect our clients’ ability to purchase homes or to refinance. National or global events affect macroeconomic conditions. Weak or significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential clients to take out loans. Such economic factors affect loan origination volume. Excessive home building or historically high foreclosure rates resulting in an oversupply of housing in a particular area may depress the value of homes, potentially increasing the risk of loss on defaulted mortgage loans.

Any uncertainty or deterioration in mortgage market conditions, including due to geopolitical tensions arising out of any escalation in Russia’s ongoing invasion of Ukraine could lead to a tightening of the credit markets, higher interest rates and widening credit spreads which will result in lower net proceeds in connection with loans sold or securitized in the secondary market. Higher interest rates lead to lower loan origination volumes which generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Such events could be detrimental to our business. Moreover, any deterioration in market conditions that leads to an increase in loan delinquencies will result in lower revenue for loans we service for the GSEs and Ginnie Mae because we collect servicing fees from them only for performing loans, and may delay collection of servicing fees from some securitizations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, it is not certain that the Federal Reserve and FDIC will treat future bank failures similarly and borrowers under credit agreements, letters of credit and certain other financial instruments with any financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we maintain multiple banking relationships with both national and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could constrain our liquidity and result in a loss of funds, especially where deposited amounts exceed any insured maximum level, and result in significant market volatility. Additionally, if any parties with whom we conduct business are unable to access deposits with a financial institution, funds pursuant to certain instruments or lending arrangements with such a financial institution, the credit quality of our counterparties may be adversely impacted and limited access to funds could compromise the ability of our customers to pay their obligations to us, or to enter into new commercial arrangements with us.

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

We compete with many third-party businesses in originating reverse and home improvement loans and providing certain lender services. Some of our competitors may have more name recognition and greater financial and other resources than we have, including better access to capital. Competitors who originate reverse mortgage or home improvement loans to retain for investment may have greater flexibility in approving loans.

In our mortgage business, we operate at a competitive disadvantage to federally chartered depository institutions because they enjoy federal preemption. As a result, they conduct their business under relatively uniform U.S. federal rules and standards and are not subject to licensing and certain consumer protection laws of the states in which they do business. Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans. Depository institutions also enjoy regular access to very inexpensive capital. To compete effectively, we must maintain a high level of operational, technological and managerial expertise, as well as access to capital at a competitive cost.

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

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and in certain cases, we may not actively hedge our assets; our Company is exposed to other credit risk.

Our profitability is directly affected by changes in interest rates. The market value of closed loans held for sale and interest rate locks generally change along with interest rates. The value of such assets moves opposite of interest rate changes. For example, as interest rates rise, the value of existing mortgage assets falls.

A portion of our assets consist of MSR, including residual fair value of reverse mortgage loans above their related obligations, which may fluctuate in value. Although we do not currently, we may in the future hedge a portion of the risks associated with such fluctuations. There can be no assurance such hedges would adequately protect us from a decline in the value of the MSR and residual fair value of loans we own, or that a hedging strategy utilized by us with respect to our MSR and loans would be well-designed or properly executed to adequately address such fluctuations. A decline in the value of MSR and residual fair value of reverse loans over their related liabilities may have a detrimental effect on our business.

In the event we enter into hedges, our hedge instruments will be accounted for as free-standing derivatives and included on our consolidated statements of financial condition at fair market value. Our operating results could be negatively affected because the losses on the hedge instruments we enter into may not be offset by a change in the fair value of the related hedged transaction. Our hedging strategies could also require us to provide cash margin to our hedging counterparties from time to time. The Financial Industry Regulatory Authority, Inc. requires us to provide daily cash margin to (or receive daily cash margin from, depending on the daily value of related MBS) our hedging counterparties from time to time. The collection of daily margin between us and our hedging counterparties could, under certain MBS market conditions, adversely affect our short-term liquidity and cash-on-hand. Additionally, our hedge instruments may expose us to counterparty risk—the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which loss exceeds the value of existing collateral, if any.

Further, although our Company may hedge in order to mitigate interest rate risks, our Company’s assets are still exposed to market risks due to variations in prepayment speeds and credit spreads. Prepayment speed is the measurement of how quickly loans are repaid above the amortization schedule. Increasing prepayment speed may adversely affect the value of our MSR, loans, and our retained securities. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark. Volatility in market conditions, resulting from events such as the unprecedented COVID-19 global pandemic and economic shutdown, or unstable geopolitical conditions such as the ongoing military action by Russia against Ukraine, could cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market and price transparency of real estate related or asset-backed assets. Such market conditions can be volatile from time to time and can further deteriorate as a result of a variety of factors beyond our control with adverse effects to our financial condition. These events may impede, delay or complicate our ability to securitize or sell our assets, increase financing costs for our Company and our ability to borrow capital generally. We generally do not hedge credit spreads.

We have third-party secondary market risks and counterparty risks (including mortgage loan brokers) which could have a material adverse effect on our business, liquidity, financial condition and results of operation.

Secondary Market Risks: We provide representations and warranties to purchasers and insurers of the loans and in connection with our securitization transactions, as well as indemnification for losses resulting from breaches of representations and warranties. In the event of a breach, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. While our contracts vary, they generally contain broad representations and warranties, including but not limited to representations regarding loan quality and underwriting (including compliant appraisals, calculations of income and indebtedness, and occupancy of the mortgaged property); securing of adequate mortgage and title insurance within a certain period after closing; and compliance with regulatory requirements. We may also be required to repurchase loans if the borrower fails to make certain loan payments due to the purchaser, typically for the first 1-3 payments due to purchaser. These obligations are affected by factors both internal and external in nature, including, the volume of loan sales and securitizations, to whom the loans are sold and the terms of our purchase and sale agreements, the parties to whom our purchasers sell the loans subsequently and the terms of those agreements, actual losses on loans which have breached representations and warranties, our success rate at curing deficiencies or appealing repurchase demands, our ability to recover any losses from third parties, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economies. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.

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

Third Party Loan Broker Risk: The brokers through whom we originate have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of such brokers, U.S. federal and state agencies could impose such liability. The Department of Justice ("DOJ"), through its use of a disparate impact theory under the FHA, is actively holding home loan lenders responsible for the pricing practices of independent third-party brokers, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the broker could charge nor kept the money for its own account. In addition, under TILA and the TILA-RESPA Integrated Disclosure Rule, we may be held responsible for improper disclosures made to clients by brokers. We may be subject to claims for fines or other penalties based upon the conduct of the independent home loan brokers with which we do business.

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

Each of our lending businesses acts as named servicer with respect to loans that we are required to service (including as an issuer of Ginnie Mae securities) and in each such case, the related business contracts with various third parties (collectively, the “Subservicers”) for the subservicing of the loans. In addition, we engage Subservicers to service loans which we hold on our balance sheet. FAR has contracted with Compu-Link Corporation (d/b/a Celink), a Michigan corporation (“Celink”), as a subservicer to perform reverse mortgage servicing functions on our behalf, and with ServiceMac, LLC, a Delaware limited liability company (“ServiceMac”), as a subservicer of its proprietary hybrid mortgage loan product. FAM has contracted with LoanCare, LLC, a Virginia limited liability company (“LoanCare”), and ServiceMac, LLC, a Delaware limited liability company, as subservicers to perform traditional mortgage servicing functions on our behalf (LoanCare and ServiceMac, in such capacity, each referred to herein as a “Traditional Servicer” and collectively as the “Traditional Servicers”). FAM has contracted with Servis One, Inc. d/b/a BSI Financial Services, a Delaware corporation and, Specialized Loan Servicing LLC, a Delaware limited liability company (the “Commercial Servicers”), as subservicers to perform commercial mortgage servicing functions. These subservicing relationships present a number of risks to us.

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

In our reverse mortgage business, we believe the number of viable subservicers is limited, either due to the requisite Ginnie Mae authority and experience needed or, in the case of our proprietary hybrid mortgage loan product, due to the unique nature of the product and the need to combine both forward and reverse mortgage servicing functions when subservicing the product. Unless more subservicers enter this space, the quality of subservicing practices may deteriorate, and we could have limited options in the event of subservicer failure. The failure of a subservicer to effectively service the HECM, proprietary non-agency reverse and proprietary hybrid mortgage loans we own or the loans underlying the Agency HMBS and non-Agency HMBS we issue and hold in our portfolio or sell to third parties could have a material and adverse effect on our business and our financial condition.

We anticipate selling or transferring a substantial portion of our traditional mortgage and commercial mortgage MSR in 2023, which will reduce our exposure to the Traditional Servicers and Commercial Servicer. However, while we hold MSR relating to traditional mortgages and commercial mortgages, we remain subject to risks resulting from the failure of such servicers to meeting the requirements in their applicable servicing agreements, such risk of loss of reimbursement of loan related advances, expenses, interest and servicing fees.

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

Reputational risk is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including marketing, loan origination, loan servicing, debt collection practices, corporate governance and other activities. Negative public opinion can also result from actions taken by government regulators and community organizations in response to our activities, from consumer complaints, including in the CFPB complaints database, from litigation filed against us, and from media coverage, whether accurate or not. The reverse mortgage origination business as a whole had reputational issues arising after 2007, when home values were decreasing nationwide, and the only products available to consumers were HECM products. Prior to 2015, HECM products were not underwritten to confirm the ability of borrowers to pay taxes and insurance; while the proceeds provided initial cash benefits to the borrowers, if they ultimately were unable or unwilling to pay property taxes and insurance, foreclosures for default would result, and eventually the reverse mortgage borrowers would be evicted. In addition, for various reasons, borrowers would sometimes not have their spouses on the reverse mortgage, with the result that when the borrower died, the non-borrowing spouse would be facing a due-and-payable balance which they often were not able to refinance. Because absent an event of default, reverse mortgages only become due and payable upon the death of the borrower, and the estate or heirs may not be engaged in the post-termination resolution of the reverse mortgage, reverse mortgages end with foreclosure more often than traditional mortgages. Those public filings are aggregated and come under scrutiny by agenda-driven groups who may not understand that the borrower is not being evicted and simply believe they have spotted a pattern of foreclosure for this type of loan. These issues led to adverse publicity in the reverse mortgage industry. The issuance of specific regulations and guidance requiring that borrowers be clearly informed regarding their obligations to pay taxes and insurance during the application process and the requirement of “financial assessment” by HUD starting in 2015 have greatly decreased the risks of default due to failure to pay taxes and insurance. HUD also provided clear guidance regarding both underwriting and servicing of loans involving non-borrower spouses, significantly decreasing the risks of those situations. Borrower counseling by a HUD-approved counseling agency is required on agency reverse mortgages. FAR also requires pre-application counseling by a HUD-approved counseling agency for non-agency reverse mortgages, and also underwrites these loans for the borrower’s willingness and ability to pay property taxes and hazard insurance premiums. In addition, for non-agency reverse mortgages, FAR has more latitude to employ a variety of loss mitigation solutions to avoid foreclosure when the borrower is still living in the home. Nevertheless, there may be situations where foreclosure is the only resolution to the loan. Foreclosures where the reverse mortgage borrower is still living in the home—or even when the borrower is no longer occupying the home—may lead to increased reputational risk. In addition, negative publicity due to actions by other reverse mortgage lenders could cause regulatory focus on our business as well. In addition, the CFPB has historically closely scrutinized reverse mortgage marketing practices, publishing a 2015 study on this topic and entering into a number of public consent orders with reverse mortgage lenders over their marketing practices. See "American Advisors Group is subject to two separate enforcement matters with the Consumer Financial Protection Bureau, or the CFPB, and the Company will agree to comply with the terms of both of these enforcement matters upon closing of the asset acquisition of American Advisors Group pursuant to the requirements set forth therein. Failure to comply with such consents orders would have a detrimental impact on our reverse mortgage business, business reputation, liquidity and results of operation."

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

During any period in which a borrower is not making payments in respect of property taxes, insurance premiums or homeowners association dues, we are generally required under most of our servicing agreements to advance our own funds to meet contractual requirements to preserve the related mortgaged property by making such property taxes and insurance premiums, legal expenses and other protective advances. With respect to any loan in foreclosure prior to liquidation or sale of the related property, we also advance funds to maintain, repair and market real estate properties. For our mortgage loans, as home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances, and in certain situations our contractual obligations may require us to make certain advances for which we may not be reimbursed. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could be detrimental to our business. As our servicing portfolio continues to age, defaults could increase, which may increase our costs of servicing and could be detrimental to our business.
For HECM, we, in our capacity as a Ginnie Mae issuer, also have an obligation to buy loans out of the Ginnie Mae pools when the unpaid principal balance reaches 98% of the maximum claim amount. Any significant increase in required servicing advances or loan repurchases could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition.

The replacement of the London Inter-Bank Offered Rate ("LIBOR") with an alternative reference rate may have a detrimental effect on our business.

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”), which regulates LIBOR, announced (the “FCA Announcement”) that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA Announcement coincides with the March 5, 2021, announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (the “IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. Further, Ginnie Mae stopped accepting deliveries of new LIBOR-based adjustable rate HECM for its HMBS securitizations issued on or after March 1, 2021. The United States Federal Reserve has also advised banks to cease entering into new contracts that use LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted as part of the Consolidated Appropriations Act of 2022. The LIBOR Act aims to reduce uncertainty and provide a clear process for replacing LIBOR with SOFR in existing contracts following its anticipated discontinuance on June 30, 2023. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, and potential margin adjustments in connection with the transition, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We cannot predict the effect of the decision not to sustain LIBOR, or the potential transition to SOFR or another alternative reference rate as LIBOR’s replacement.

As of December 31, 2022, 19% of our outstanding financing arrangements bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. Any changes, reforms or replacements relating to LIBOR could increase our interest expense and could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, there could be a mismatch between the timing of adjusting the floating base rate from LIBOR to an alternative base rate upon the discontinuation of LIBOR, between our financing arrangements and our loans, which may have an immediate and significant adverse impact on our results of operations and cash flows and the market value of our investments. We are monitoring the developments with respect to the phasing out of LIBOR and are working to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Our counterparties may terminate subservicing contracts under which we conduct servicing activities.

A substantial portion of the mortgage loans we service are serviced on behalf of Ginnie Mae. While we are in the process of selling our traditional MSR, many of such MSR are serviced on behalf of Fannie Mae or Freddie Mac. With respect to HECM pooled in Ginnie Mae securities, Ginnie Mae requirements, similar to Fannie Mae or Freddie Mac requirements, prescribe the related base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards.

As is standard in the industry, under the terms of our master servicing agreements with Ginnie Mae, Ginnie Mae, similar to Fannie Mae and Freddie Mac, have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to transfer the MSR to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with the GSEs with little or no notice and without any compensation. If Ginnie Mae were to terminate us as a servicer, or increase our costs related to such servicing by way of additional fees, fines or penalties, such changes could have a material adverse effect on the revenue we derive from servicing activity, as well as the value of the related MSR. These agreements, and other servicing agreements under which we service mortgage loans for non-GSE loan purchasers, also require that we service in accordance with certain prescribed servicing guidelines and contain financial covenants. If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business.

Risks Related to Laws and Regulations

We operate in heavily regulated industries, and our mortgage loan origination and servicing activities (including lender services) expose us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state and local levels.

Due to the heavily regulated nature of the financial services industry, we are required to comply with a wide array of U.S. federal, state and local laws, rules and regulations that regulate, among other things, the manner in which we conduct our loan origination, servicing and ancillary businesses and the fees that we may charge, how we compensate our loan officers, and the collection, use, retention, protection, disclosure, transfer and other processing of personal information. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory and enforcement authority over our businesses. From time to time, we may also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to our servicing and lending activities. The GSEs (and their conservator, the Federal Housing Finance Agency), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits. These laws, regulations and oversight can significantly affect the way that we do business, can restrict the scope of our existing businesses, limit our ability to expand our product offerings or to pursue acquisitions, or can make our costs to service or originate loans higher, which could impact our financial results. Failure to comply with applicable laws and regulatory requirements may result in, among other things, revocation of or inability to renew required licenses or registrations, loss of approval status, termination of contracts without compensation, administrative enforcement actions and fines, private lawsuits, including those styled as class actions, cease and desist orders and civil and criminal liability.

We must comply with a large number of federal, state and local consumer protection laws including, among others, the and the Truth in Lending Act, as amended, together with its implementing regulations (Regulation Z), the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, as amended, together with its implementing regulations (Regulation X), the Equal Credit Opportunity Act, as amended, together with its implementing regulations (Regulation B), the Fair Credit Reporting Act, as amended, and its implementing regulations (Regulation V), the Fair Housing Act, the Telephone Consumer Protection Act, as amended, the Gramm-Leach-Bliley Act, together with its implementing regulations (Regulation P), the Mortgage Advertising Practices Rules (Regulation N), the Electronic Funds Transfer Act, as amended, and its implementing regulations (Regulation E), the Servicemembers’ Civil Relief Act, as amended, the Homeowners Protection Act, as amended, the Home Mortgage Disclosure Act, together with its implementing regulations (Regulation C), the S.A.F.E. Mortgage Licensing Act, as amended (the “SAFE Act”), the Federal Trade Commission Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, together with its implementing regulations, U.S. federal and state laws prohibiting unfair, deceptive, or abusive acts or practices and state foreclosure laws. Antidiscrimination statutes, such as the Fair Housing Act and ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative effect on a protected class of individuals). These statutes apply to loan origination, marketing, the amount and nature of fees that may be charged for transactions and incentives, such as rebates, use of credit reports, safeguarding of non-public, personally identifiable information about our clients, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and required disclosures and notices to clients. We are also subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers.

The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA, Section 8 of RESPA, HMDA, ECOA, FCRA, GLBA and the FDCPA. RESPA, among other provisions, prohibits the payment of fees or other things of value in exchange for referrals of real estate settlement services, which would include residential mortgage loans. One such law, RESPA, expressly permits the payment of reasonable value for  non-referral services and facilities actually performed and provided. When a lender seeks to rely on this exception to the anti-kickback requirements it must be prepared to demonstrate that the services or facilities for which compensation is paid are separate and distinct from any referral and the amount paid is reasonable. If the amount paid exceeds the reasonable value, the excess could be attributable to the referral. The Company, like many originating lenders, uses “marketing services agreements” with sources of potential loan referrals, such as organizations that serve financial professionals. A “marketing services agreement” is an agreement under which a lender compensates a service provider for performing actual marketing services directed to the general public. From a RESPA perspective, the analysis focuses on whether the general marketing services are separate and distinct from any referrals that may occur, whether the services actually are being performed or provided and whether the amounts paid by the lender do not exceed the fair market value for such services The Company previously engaged in “desk rental” agreements, which is the lease of office space, furniture and equipment, use of common areas, and other services, like utilities, internet, shared receptionist, and janitorial services, and are subject to the same RESPA analysis described above. In connection with the wind down of FAM, the Company no longer has any desk rental agreements, but could still be subject to liability under RESPA related to these past practices in the event any RESPA violation had occurred.

The Company has other arrangements that present risks under Section 8 of RESPA, such as its relationships with third party mortgage brokers that place loans with the Company. Under RESPA Section 8, mortgage brokers are required to perform a certain number services in order for their compensation to be considered bona fide, and the amount of compensation they receive must be commensurate with the services performed. In addition, the Company’s marketing of reverse mortgages to financial professionals that are in a position to refer business to the Company, including its marketing services arrangements described above, are also subject to RESPA Section 8[1]. The Company has relationships with lead providers and digital consumer review websites and marketing providers, some of which may be considered “digital marketing review platforms” under the CFPB’s February 2023 Advisory Opinion titled “Digital Mortgage Comparison-Shopping Platforms and Related Payments to Operators.” While the Company has controls in place to ensure that its relationships with referral sources comply with RESPA regulations, there can be no assurance that the CFPB or other governmental entity with authority to enforce RESPA, or a court, will share this view. If the CFPB or a court determined that the company’s existing program was not in compliance with RESPA regulations, or otherwise asserted a new basis for non-compliance with any similar regulations, it could have a detrimental effect on our reverse mortgage lending business, our financial condition and results of operation.

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

Regulatory authorities and private plaintiffs may and do allege that we failed to comply with applicable laws, rules and regulations where we believe we have complied. These allegations may relate to past conduct and/or past business operations, such as the prior activity of acquired entities. Even unproven allegations that our activities have not complied or do not comply with all applicable laws and regulations may have a material adverse effect on our business, financial condition and results of operations. Our failure to comply with applicable U.S. federal, state and local consumer protection and data privacy and information security laws could lead to:

•loss of our licenses and approvals to engage in our servicing and lending businesses;
•damage to our reputation in the industry and with consumers;
•governmental investigations and enforcement actions;
•administrative fines and penalties and litigation;
•civil and criminal liability, including class action lawsuits;
•diminished ability to sell loans that we originate or purchase, requirements to sell such loans at a discount compared to other loans or repurchase or address indemnification claims from purchasers of such loans, including the GSEs;
•inability to raise capital; and
•inability to execute on our new business strategy, including our transformation and growth plans.

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

Legal Proceedings:

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

Regulatory Matters:

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

American Advisors Group is subject to two separate enforcement matters with the Consumer Financial Protection Bureau, or the CFPB, and the Company will agree to comply with the terms of both of these enforcement matters upon closing of the asset acquisition of American Advisors Group pursuant to the requirements set forth therein. Failure to comply with such consents orders would have a detrimental impact on our reverse mortgage business, business reputation, liquidity and results of operation.

On December 7, 2016, the CFPB took action against three different reverse mortgage lenders, including American Advisors Group, alleging they engaged deceptive advertising practices related to reverse mortgages. The consent order against American Advisors Group (the “Consent Order”) required it to, among other things, pay a civil penalty of $400,000 and submit to the CFPB, and to follow, a comprehensive compliance plan relating to its advertising practices.

On October 8, 2021, the CFPB filed a Complaint and a Proposed Stipulated Final Judgment (the “Judgment”) (the Consent Order, and together with the Judgment, collectively, the “Orders”) against American Advisors Group in the United States District Court for the Central District of California similarly related to AAG’s direct mail marketing and advertising practices. In addition to ceasing the alleged violations and requiring AAG to provide certain CFPB guidelines to consumers, the Judgment requires American Advisors Group to pay $173,400 in consumer redress and a civil money penalty of $1,100,000. AAG is required to submit to the CFPB, and to follow, a comprehensive Compliance Plan related to its reverse mortgage advertising practices, and to submit a compliance progress report to the CFPB every year for five (5) years after the effective date, and to be subject to compliance monitoring by the CFPB.

Upon closing of the AAG acquisition, the Company must agree to comply with the terms of these Orders, and will therefore be obligated to comply therewith for five (5) years from the date specified in each Order. There can be no guarantee that the Company will maintain sufficient compliance with such Orders going forward, or that the CFPB will not find the Company in violation of the Orders and their related requirements or other applicable consumer protection laws.

In the CFPB’s Fall 2022 Supervisory Highlights, the CFPB indicated that its supervisory division had created a Repeat Offender Unit to increase its focus on repeat offenders who violate agency or court orders. It has also proposed creating a repository to track and mitigate risks posed by repeat offenders. If implemented, nonbank financial companies would be required to register with the CFPB when they become subject to certain local, state or federal consumer financial protection agency or court orders. On February 27, 2023 the CFPB entered into a consent order ordering a mortgage lender to discontinue operations after it engaged in marketing practices in violation of a prior consent order. If the Company is found to have violated the Orders or to have engaged in other deceptive marketing practices, such regulatory violations could have a detrimental impact on our business reputation, our ability to operate our reverse mortgage business and our financial condition.

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

There may be material changes to the laws, regulations, rules or practices applicable to the FHA, HUD or Ginnie Mae which could materially adversely affect the reverse mortgage industry as a whole, including our FAR business.

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

For example, HUD previously implemented certain lending limits for the HECM program, and added credit-based underwriting criteria designed to assess a borrower’s ability and willingness to satisfy future tax and insurance obligations. In addition, Ginnie Mae’s participation in the reverse mortgage industry may be subject to economic and political changes that cannot be predicted. If participation by Ginnie Mae in the reverse mortgage market were reduced or eliminated, or its structure were to change (e.g., limitation or removal of the guarantee obligation), our ability to originate HECM loans and acquire Agency HMBS could be adversely affected. These developments could materially and adversely impact our portfolio.

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

Compliance with federal, state, and local laws and regulations that govern employment practices and working conditions may be particularly burdensome to us due to the distributed nature of our workforce.

We have operations across the U.S, with a workforce of approximately 1,943 employees operating in local markets across 50 states and Puerto Rico as of December 31, 2022. In addition to complying with the Fair Labor Standards Act and the Equal Employment Opportunity Act, we are required to comply with similar state laws and regulations in each market where we have employees. Compliance with these laws and regulations requires a significant amount of administrative resources and management attention. Many of these laws and regulations provide for qui tam or similar private rights of action and we are routinely subject to litigation and regulatory proceedings related to these laws and regulations in the ordinary course of our business. For example, we are currently in litigation brought under the California Private Attorneys General Act related to alleged violations of the California Labor Code. Regardless of the outcome or whether the claims are meritorious, we may need to devote substantial time and expense to defend against claims related to PAGA or other similar federal, state and local laws and regulations in the ordinary course of business. Unfavorable rulings could result in adverse impacts on our business, financial condition or results of operations.

As of December 31, 2022, we had approximately 381 employees in our Lender Services division who are based in the Philippines. For those employees, we are required to comply with the laws of the Philippines relating to labor and employment matters. Compliance with these laws and regulations requires a significant amount of administrative resources and management attention, and failure to comply with them could result in penalties.

Our Lender Services business has operations in the Philippines that could be adversely affected by changes in political or economic stability or by government policies.

Our Lender Services business operates a foreign branch in the Philippines, which is subject to relatively higher degrees of political and social instability than the United States and may lack the infrastructure to withstand political unrest or natural disasters. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. And while we have reduced our workforce in the Philippines in connection with our Company’s recent transactions to streamline our business, if we had to further curtail or cease operations in the Philippines and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as The Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

Conducting our business in a manner so that we are exempt from registration under, and in compliance with, the Investment Company Act, may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.

Under the Investment Company Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. We expect that one or more of our subsidiaries will qualify for an exclusion from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities that do not issue redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates and are primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” We believe that we conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. We are organized as a holding company and conduct our businesses primarily through our majority and wholly-owned subsidiaries. We conduct our operations so that we and our subsidiaries do not come within the definition of an investment company. In order to continue to do so, however, we and each of our subsidiaries must either operate so as to fall outside the definition of an investment company under the Investment Company Act or satisfy its own exclusion under the Investment

Company Act. For example, to avoid being defined as an investment company, an entity may limit its ownership or holdings of investment securities to less than 40% of its total assets. In order to satisfy an exclusion from being defined as an investment company, other entities, among other things, maintain at least 55% of their assets in certain qualifying real estate assets (the “55% Requirement”) and also maintain an additional 25% of their assets in such qualifying real estate assets or certain other types of real estate-related assets (the “25% Requirement”). Rapid changes in the values of assets we own, however, can disrupt prior efforts to conduct our business to meet these requirements and in turn, we may have to make investment decisions that we otherwise would not make absent the Investment Company Act considerations.

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

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to increase but remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.

In the United States, various federal and state regulators, including governmental agencies like the CFPB, the Federal Trade Commission, and the California Privacy Protection Agency, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”), both increase the privacy rights for California residents and imposes obligations on companies that process and share their personal information. Among other things, the CCPA requires covered companies to provide new disclosures to California residents, including consumers, employees and contractors, provide such individuals new data protection and privacy rights, including the ability to opt-out of the sale of personal information or the sharing of personal information for cross-context behavioral advertising, and create additional requirements to limit the retention of personal information. The CCPA also established the California Privacy Protection Agency, an agency charged with data privacy enforcement and issuing clarifying privacy regulations.
The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. The private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, laws in all 50 U.S. states and territories require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly, including the passage of new privacy laws in Virginia, Colorado, Connecticut and Utah, and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

All of these evolving compliance and operational requirements as well as changing consumer expectations around privacy, impose significant costs. Such costs include those related to organizational changes, implementing additional protection technologies and processes, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements are likely to require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as regulatory proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition and operating results.

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

In the United States, various federal and state regulators, including governmental agencies like the CFPB and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the CCPA and its successor the California Privacy Rights Act or CPRA,both increase the privacy rights for California residents and imposes obligations on companies that process and share their personal information. Among other things, the CCPA and CPRA require covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information in addition to creating a new regulator, the California Privacy Protection Agency. The private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, laws in all 50 U.S. states and territories require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly, including the passage of new privacy laws in Virginia and Colorado, and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

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

As of December 31, 2022, we had $20.2 billion in total indebtedness outstanding, $8.8 billion of which was senior secured indebtedness and $399.4 million of which was corporate indebtedness, consisting of the senior notes. As of December 31, 2022, we also had approximately $11.0 billion of HMBS related obligations that are recorded on our balance sheet. In connection with the acquisition of assets from AAG, upon closing, we will incur additional debt as a result of the additional assets on our balance sheet. We also have other significant contractual obligations, including our obligations to make payments under the Tax Receivable Agreements ("TRA"). Subject to the limits contained in the agreements that govern our warehouse facilities and lines of credit, the indenture that governs the senior unsecured notes and the applicable agreements governing our other existing indebtedness, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

•making it more difficult for us to satisfy our obligations with respect to our debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.

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

As of December 31, 2022, we had total borrowing capacity of approximately $2.8 billion under our warehouse facilities, securities repurchase lines and lines of credit, all of which would be secured indebtedness, including approximately $1.5 billion of committed borrowing capacity. As of December 31, 2022, we also had approximately $18.2 billion of HMBS related obligations and non-recourse debt that is recorded on our balance sheet.

A decline in our operating results or available cash could cause us to experience difficulties in complying with covenants contained in more than one agreement, which could result in our bankruptcy or liquidation.

If we were to sustain a continued decline in our operating results or available cash, we could experience difficulties in complying with the financial covenants contained in the agreements that govern our warehouse facilities and lines of credit. The failure to comply with such covenants could result in an event of default under our warehouse facilities or lines of credit and by reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. In addition, should an event of default occur, the lenders under our warehouse facilities or lines of credit could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines and/or if such trends continue quarter over quarter as they have in 2022, we may in the future need to obtain waivers or amendments (or repeated waivers or amendments) from the required lenders under our warehouse facilities or lines of credit to avoid being in default. If we breach our covenants or continue to potentially breach under our warehouse facilities or lines of credit and seek a waiver or amendment, we may not be able to obtain a waiver or amendment from the required lenders. This risk may be increased in light of the disruption in the reverse mortgage market (and the related secondary markets) due to the Chapter 11 bankruptcy filing of Reverse Mortgage Funding, LLC and increased lender focus on liquidity and funding capacity of reverse mortgage companies, in particular, as they relate to the Ginnie Mae HECM buyout repurchase requirements. If any covenant violations occur in the future that are not waive or amended, we would be in default under our warehouse facilities or lines of credit, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation. Please see related risk factor—"Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry or our ability to pay our debts, and could divert our cash flow from operations to debt payments.'' See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion regarding our liquidity risk and management’s plans to meet our liquidity needs in order for us to meet our obligations when they become due for the twelve-month period from the date of the issuance of the consolidated financial statements.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates have increased in the near term. As a result, interest rates on variable rate debt offerings could be higher or lower than current levels. As of December 31, 2022, after taking into account our interest rate derivatives, $15.7 billion (equivalent), or 93%, of our outstanding debt had variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

In addition, certain of our variable rate indebtedness use LIBOR as a benchmark for establishing the rate of interest. In the event LIBOR is phased out as is currently expected, the agreements governing our variable rate indebtedness provide procedures for determining an alternative base rate. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. For further discussion on the potential impacts of the replacement of LIBOR with an alternative reference rate see “Risk Factors–Risks Related to the Business of the Company–Risks Related to Our Lending Business” and "The Replacement of LIBOR with an alternative rate may have a detrimental effect on our business" appearing elsewhere in this document.

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

The agreements that govern our senior notes, warehouse facilities and lines of credit impose significant operating and financial restrictions on the Company and its restricted subsidiaries, which may prevent us from capitalizing on business opportunities.

The agreements that govern our senior notes, warehouse facilities and lines of credit impose significant operating and financial restrictions on us. These restrictions in the applicable indenture or related loan agreement will limit the ability of the Company and its restricted subsidiaries to, among other things:
•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
• merge or consolidate;
•enter into agreements that prohibit the ability of restricted subsidiaries to make dividends or other payments to the Company or other subsidiaries;
•designate restricted subsidiaries as unrestricted subsidiaries;
•prepay, redeem or repurchase certain indebtedness; and
•transfer or sell assets.

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

If we were to sustain a decline in our operating results or available cash, we could experience difficulties in complying with the financial covenants contained in the agreements that govern our warehouse facilities and lines of credit. The failure to comply with such covenants could result in an event of default under our warehouse facilities or lines of credit and by reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. In addition, should an event of default occur, the lenders under our warehouse facilities or lines of credit could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines and/or if such trends continue quarter over quarter as they have in 2022, we may in the future need to obtain waivers or amendments (or repeated waivers or amendments) from the required lenders under our warehouse facilities or lines of credit to avoid being in default. If we breach our covenants or continue to potentially breach under our warehouse facilities or lines of credit and seek a waiver or amendment, we may not be able to obtain a waiver or amendment from the required lenders. This risk may be increased in light of the disruption in the reverse mortgage market (and the related secondary markets) due to the Chapter 11 bankruptcy filing of Reverse Mortgage Funding, LLC and increased lender focus on liquidity and funding capacity of reverse mortgage companies, in particular, as they relate to the Ginnie Mae HECM buyout repurchase requirements. If this occurs, we would be in default under our warehouse facilities or lines of credit, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation. See risk factor - "Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry or our ability to pay our debts, and could divert our cash flow from operations to debt payments."
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

Under the terms of the A&R LLC Agreement (as defined below), FoA is obligated to make tax distributions to holders of FoA Units (including the Company) at certain assumed tax rates. These tax distributions may in certain periods exceed the Company’s tax liabilities and obligations to make payments under the Tax Receivable Agreements. The Board of Directors of the Company, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, acquiring additional newly issued FoA Units from FoA at a per unit price determined by reference to the market value of the Class A Common Stock; paying dividends, which may include special dividends, on its Class A Common Stock; funding repurchases of Class A Common Stock; or any combination of the foregoing. The Company will have no obligation to distribute such cash (or other available cash other than any declared dividend) to its stockholders. To the extent that the Company does not distribute such excess cash as dividends on its Class A Common Stock or otherwise undertake ameliorative actions between FoA Units and shares of Class A Common Stock and instead, for example, hold such cash balances, the Continuing Unitholders may benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following a redemption or exchange of their FoA Units, notwithstanding that the Continuing Unitholders may previously have participated as holders of FoA Units in distributions by FoA that resulted in such excess cash balances at the Company.

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

If NYSE delists the Company’s Class A Common Stock from trading on its exchange for failure to meet the listing standards, the Company and its shareholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that shares of the Class A Common Stock are a “penny stock” which will require brokers trading in the Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of our securities may fluctuate or decline.

Fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In 2022, our stock price, along with industry peers, has experienced significant decline as result of challenging macroeconomic conditions and sustained higher inflation and interest rates. Continued economic uncertainty, including, without limitation, sustained higher inflation and interest rates, and any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include, but are not limited to, the following:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•the market's perception of our pending AAG acquisition, as well as our Incenter and FACo dispositions;
•changes in the market’s expectations about our operating results;
•sustained increases in market interest rates that may lead purchasers of our shares to demand higher yield;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning the Company or the asset management industry in general;
•operating and share price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
• our ability to meet compliance requirements;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of Class A Common Stock available for public sale;
• any major change in our board of directors or management;
•sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, continued inflation, fuel prices, international currency fluctuations and acts of war or terrorism.

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

The Company faces legal, accounting, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. For example, the Company has adopted corporate governance requirements and best practices as well as internal controls and disclosure controls and procedures which have expenses associated with them. In addition, additional expenses associated with SEC reporting requirements are incurred in the ordinary course of business. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), the Company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the Company’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with the Company’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require the Company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

If we experience material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company previously disclosed material weaknesses in internal control over financial reporting in our 2021 Annual Report on Form 10-K filed on March 15, 2022 related to the accounting for temporary and permanent equity and complex financial instruments resulting from our integration of Replay following the Business Combination on April 1, 2021, as well as the accounting for deferred tax assets related to the impairment of goodwill generated as part of the Replay Business Combination. As further described in Item 9A “Controls and Procedures,” we took steps to improve our internal control over financial reporting in connection with such findings and have completed our remediation efforts to address the identified material weaknesses. The identification of any new material weaknesses in the future could limit our ability to prevent or detect a misstatement of our accounts or disclosures and could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the prices of our securities may decline as a result.

The Company may not be able to timely and effectively implement and maintain controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, the Company will be required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a privately held company. Management may not be able to effectively implement and maintain controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to the Company. If the Company is not able to maintain the additional requirements of Section 404 in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of our securities. In addition, our independent registered public accounting firm is required to issue a report on the effectiveness of internal control over financial reporting. In the future, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the Company are documented, designed or operating.

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

The Company’s principal stockholders are parties to a stockholders agreement and as of December 31, 2022, beneficially own approximately 77% of the combined voting power of the Company’s Class A Common Stock and Class B common stock, par value $0.0001 per share (“Class B Common Stock”). As a result, the Company is a “controlled company” within the meaning of the NYSE corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

•are not required to have a board that is composed of a majority of “independent directors,” as defined under the NYSE rules;
•are not required to have a compensation committee that is composed entirely of independent directors; and
•are not required to have director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors.

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

On June 9, 2022, our post-effective amendment No.1 on Form S-1 to Form S-3 was declared effective by the SEC (the “Registration Statement”). Under the Registration Statement and upon the expiration of the lockup periods applicable to the parties to the Registration Rights Agreement, including certain parties related to our acquisition of American Advisors Group upon closing the acquisition, such parties may sell large amounts of our Class A Common Stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in the share price of Class A Common Stock or putting significant downward pressure on the price of our Class A Common Stock.

Sales of substantial amounts of our Class A Common Stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our Class A Common Stock and make it difficult for us to raise funds through securities offerings in the future.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to our warrant holders, thereby making such Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant; provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force our Warrant holders (i) to exercise Warrants and pay the exercise price at a time when it may be disadvantageous to do so, (ii) to sell Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. In addition, we may redeem Warrants after they become exercisable for a number of shares of Class A Common Stock determined based on the redemption date and the fair market value of our Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money,” in which case our Warrant holders would lose any potential embedded value from a subsequent increase in the value of the Class A Common Stock had the Warrants remained outstanding.

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

We expect to retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, our stockholders may not receive any return on an investment in our shares of Class A Common Stock unless they sell our shares of Class A Common Stock for a price greater than that which you paid for it.

The principal stockholders control the Company and their interests may conflict with the Company’s or yours in the future.

As of the December 31, 2022, principal stockholders beneficially own approximately 77% of the combined voting power of the Company’s Class A Common Stock and Class B Common Stock. Moreover, the Company agreed to nominate to our board individuals designated by the principal stockholders in accordance with a stockholders agreement. The principal stockholders retain the right to designate directors subject to the maintenance of certain ownership requirements in us. Even when the principal stockholders cease to own shares of Company stock representing a majority of the total voting power, for so long as the principal stockholders continue to own a significant percentage of the Company’s stock, they will still be able to significantly influence or effectively control the composition of the Board and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the principal stockholders will have significant influence with respect to the Company’s management, business plans and policies, including the appointment and removal of the Company’s officers.

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

In addition, as of December 31, 2022, the principal stockholders own 65% of the FoA Units. Because they hold ownership interests directly in FoA, the principal stockholders may have conflicting interests with holders of shares of the Class A Common Stock. For example, if FoA makes distributions to the Company, the principal stockholders will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective membership interests in FoA and their preferences as to the timing and amount of any such distributions may differ from those of the Company’s public stockholders. The principal stockholders may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness, and whether and when the Company should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration the principal stockholders’ tax or other considerations even where no similar benefit would accrue to the Company.

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

The A&R Charter and the Amended and Restated Bylaws of the Company (the “A&R Bylaws”) contain provisions that may make the merger or acquisition of the Company more difficult without the approval of the Board. Among other things, these provisions:

•provide that subject to the rights of the holders of any preferred stock and the rights granted pursuant to the Stockholders Agreement, vacancies and newly created directorships may be filled only by the remaining directors at any time the principal stockholders beneficially own less than 30% of the total voting power of all then outstanding shares of the Company’s capital stock entitled to vote generally in the election of directors;
•allow the Company to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•prohibit stockholder action by written consent from and after the date on which the principal stockholders beneficially own at least 30% of the total voting power of all then outstanding shares of the Company’s capital stock entitled to vote generally in the election of directors unless such action is recommended by all directors then in office;
•provide for certain limitations on convening special stockholder meetings; and
•establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

The trading history of our common stock has been characterized by low trading volume.

Our common stock started trading on the New York Stock Exchange on April 5, 2021. During 2022, the average daily trading volume of our common stock was approximately 262,000 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our securities or how much more liquid these markets might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our securities at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control. Our low trading volume could result in increased share price volatility, downward pricing pressure and inability to sell your shares at desired price levels, if at all.

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

As of December 31, 2022 the Company has 5,936,576,644 shares of Class A Common Stock authorized but unissued, including 124,453,301 shares of Class A Common Stock issuable upon exchange of FoA Units that are held by the Continuing Unitholders, up to 33,893,666 shares of Class A Common Stock underlying FoA Units issuable to American Advisors Group in connection with our acquisition of that business, 21,739,132 shares of Class A Common Stock issuable to certain Blackstone entities and Brian L. Libman in connection with our PIPE financing, and 14,375,000 shares of Class A Common Stock issuable upon exercise of the Warrants. The A&R Charter authorizes the Company to issue these shares of Class A Common Stock and options, rights, warrants and appreciation rights relating to Class A Common Stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the A&R LLC Agreement permits FoA to issue an unlimited number of additional limited liability company interests of FoA with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the FoA Units, and which may be exchangeable for shares of Class A Common Stock. Additionally, as of December 31, 2022, the Company has reserved an aggregate of 22,373,675 shares of Class A Common Stock and FoA Units for issuance under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan. Any Class A Common Stock that the Company issues, including under the Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who own shares of Class A Common Stock.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate, operations and branch real estate portfolio consists of approximately 634.633 square feet of leased office and retail space, which is used to support our business. Of this overall portfolio, approximately 149,857 square feet of space is dedicated for various corporate office use and approximately 484,776 square feet of space is for operations and branches.
Our headquarters is in Plano, TX and is included in our corporate office space. We maintain corporate office space primarily in New York, Pennsylvania, Texas, North Carolina, Minnesota, and Oklahoma.
Our 484,776 square feet of operations and branches, are primarily across California, Washington, Oregon, Nevada, Arizona, Pennsylvania, Texas and New Jersey. Leased properties are utilized amongst all reported subsidiaries.
We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3. Legal Proceedings
The information required with respect to this Part I, Item 3 can be found under Note 24 - Litigation to our consolidated financial statements included in Part II, Item 8 of this Report.

Item 4. Mine Safety Disclosures
None.

Part II - Other Information

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A Common Stock has been traded on the New York Stock Exchange under the ticker symbol “FOA” since April 5, 2021.
As of March 10, 2023, there were 16 stockholders of record of our Class A Common Stock and 14 stockholders of record of our Class B Common Stock. For our Class A Common Stock, the actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. There is no public market for our Class B Common Stock.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors. Except where the context otherwise requires, the terms “Finance of America Companies,” “Finance of America,”“FoA,” “we,” “us,” or “our” refer to the business of Finance of America Companies Inc. and its consolidated subsidiaries. References to “FoA Equity” are to Finance of America Equity Capital LLC, a Delaware limited liability company, that the Company controls in an “UP-C” structure.

Overview
Finance of America Companies Inc. is a specialty finance consumer lending platform that provides customers with access to an innovative range of solutions in order to help them achieve their retirement goals through use of their home equity. In addition, FoA offers complementary lending services to enhance the customer experience, as well as capital markets and portfolio management capabilities to optimize distribution to investors.
For the fist three fiscal quarters of 2022, our Company was principally focused on offering (1) loan products throughout the U.S., including traditional mortgage loans, reverse mortgage loans and business purpose loans to residential real estate investors, as well as home improvement loans, and (2) complimentary lender services such as title insurance and settlement services to mortgage business. However, during the fourth quarter of 2022 and the first quarter of 2023, the Company has exited and continues to exit traditional mortgage lending, its commercial lending segment, and certain of its lender services businesses in order to develop a streamlined reverse mortgage origination and retirement solution business.
Our strategy and long-term growth initiatives are built upon a few key fundamental factors:
•We are in the process of streamlining our focus and growing our core businesses, which benefit from a shared set of demographic and economic tailwinds. We believe we can more effectively dispatch our innovative suite of solutions to help retirees achieve their retirement goals through the use of home equity.
•We seamlessly connect borrowers with investors. Our consumer-facing business leaders interface directly with the investor-facing professionals in our Portfolio Management segment, facilitating the development of attractive lending solutions for our customers with the confidence that the loans we generate can be efficiently and profitably sold to a deep pool of investors. We are in the moving business, not the storage business. While we often retain a future performance-based participation in the underlying cash flows of our loan products, we seek to programmatically and profitably monetize most of our loan products through a variety of investor channels, which minimizes capital at risk.
•We distribute our products through multiple channels, including upon the acquisition of the business of AAG, additional retail distribution channels, and utilize flexible technology platforms in order to scale our businesses and manage costs efficiently.
We have launched a very successful non-agency reverse mortgage product targeted for the U.S. senior population and have plans for additional innovative products to satisfy this vast and largely underserved market. We are a leader in this market, and we are focused on developing and offering products for informed and savvy borrowers who use the reverse product as a retirement planning tool. We believe our commitment to customer service coupled with our involvement in the loan process throughout its life cycle gives us the ability to deliver a value proposition unmatched in the industry.
Our Portfolio Management segment provides structuring and product development expertise, allowing innovation and improved visibility of execution for our originations, as well as broker/dealer and institutional asset management capabilities. These capabilities allowed us to complete profitable sales of our loan products via securitizations in 2022, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors and the resilience of our business model in many economic environments.
See Note 39 - Subsequent Events for discussion of recent actions affecting the overall go-forward business operations.

The Business Combination
On October 12, 2020, FoA, a Delaware corporation and wholly-owned subsidiary of Replay, a publicly traded special purpose acquisition company, and FoA Equity agreed to a business combination that would result in FoA becoming a publicly traded company. FoA Equity, Replay, FoA; RPLY Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of FoA (“Replay Merger Sub”); RPLY BLKR Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of FoA (“Blocker Merger Sub”); Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., a Delaware limited partnership (“Blocker”); Blackstone Tactical Opportunities Associates – NQ L.L.C., a Delaware limited liability company (“Blocker GP”); BTO Urban Holdings L.L.C., a Delaware limited liability company (“BTO Urban”), Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., a Delaware limited partnership (“ESC”), Libman Family Holdings LLC, a Connecticut limited liability company (“Family Holdings”), The Mortgage Opportunity Group LLC, a Connecticut limited liability company (“TMO”), L and TF, LLC, a North Carolina limited liability company (“L&TF”), UFG Management Holdings LLC, a Delaware limited liability company ("Management Holdings"), and Joe Cayre (each of BTO Urban, ESC, Family Holdings, TMO, L&TF, Management Holdings and Joe Cayre, a “Seller” and, collectively, the “Sellers” or the “Continuing Unitholders”); and BTO Urban and Family Holdings, solely in their joint capacity as the representative of the Sellers pursuant to Section 12.18 of the Transaction Agreement (as defined below) (the “Seller Representative”), entered into a Transaction Agreement (the “Transaction Agreement”) pursuant to which Replay agreed to combine with FoA Equity in a series of transactions (collectively, the “Business Combination”) that resulted in FoA becoming a publicly-traded company on the New York Stock Exchange (“NYSE”) as of April 1, 2021, with trading beginning on April 5, 2021 under the ticker symbol 'FOA' and controlling FoA in an “UP-C” structure.

Our Segments
During 2022, we managed our Company in five reportable segments: Mortgage Originations, Reverse Originations, Commercial Originations, Lender Services, and Portfolio Management. A description of the business conducted by each of these segments is provided below:
Mortgage Originations
During the fourth quarter of 2022, FoA announced our decision to discontinue operations in the mortgage originations segment, excluding the home improvement channel. The wind down of this segment was completed in February of 2023.
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
The Mortgage Originations segment includes four channels:
•Distributed Retail - Our distributed retail lending channel relies on mortgage advisors in retail branch locations across the country to acquire, interact with, and serve customers. Our distributed retail network controls all of the loan origination process, including sourcing the borrower, processing the application, setting the interest rate, ordering appraisal and underwriting, processing, closing and funding the loan.
•Direct-to-Consumer - Our direct-to-consumer lending channel relies on our call centers, website and mobile apps to interact with customers. Our primary focus is to assist our customers with a refinance or home purchase by providing them with a needs-based approach to understanding their current mortgage options.
•TPO - Our third party-originator lending channel works with mortgage brokers to source loans which are then underwritten and funded by us, as FoA. Counterparty risk is mitigated through quality and compliance monitoring, and all brokers are subject to our eligibility requirements coupled with an annual recertification process.

•Home Improvement - Our home improvement channel is our newest distribution channel and was created through the acquisition of the operations of Renovate America during the first quarter of 2021. This channel assists homeowners in the financing of short-term home improvement projects, such as windows, HVAC, or remodeling and relies on a network of partner contractors across the country to acquire, interact with, and serve these customers.
Our mortgage lending activities primarily consist of the origination and sale of residential mortgage loans to the government sponsored entities, including Fannie Mae , Freddie Mac, and Ginnie Mae, as well as the origination and sale of residential mortgage loans to private investors. The Mortgage Originations segment generates revenue and earnings in the form of gains on sale of loans, fair value gains, interest income, and fees earned on the successful origination of mortgage loans.
Reverse Originations
Our Reverse Originations segment originates or acquires reverse mortgage loans through our FAR subsidiary. This segment originates HECM and non-agency reverse mortgages.
We securitize HECM into HMBS, which Ginnie Mae guarantees, and sell them in the secondary market while retaining the rights to service. Non-agency reverse mortgages, which complement the FHA HECM for higher value homes, may be sold as whole-loans to investors or held for investment and pledged as collateral to securitized nonrecourse debt obligations. Non-agency reverse mortgage loans are not insured by the FHA.
We originate reverse mortgage loans through the following channels:
•Retail - Our retail channel consists of field offices and a centralized retail platform, which includes a telephone based platform with multiple loan officers in one location. Our retail network controls all of the loan origination process, including sourcing the borrower, processing the application, setting the interest rate, ordering appraisal and underwriting, processing, closing and funding the loan.
•TPO - Our TPO lending channel works with mortgage brokers to source loans which are then underwritten and funded by us, as FoA. Counterparty risk is mitigated through quality and compliance monitoring, and all brokers are subject to our eligibility requirements coupled with an annual recertification process.
The Reverse Originations segment generates revenue and earnings in the form of fair value gains at the time of origination ("Net origination gains") and origination fees earned on the successful origination of reverse mortgage loans.
Commercial Originations
During the first quarter of 2023, FoA announced that we have entered into an agreement to sell certain assets of our Commercial Originations segment. The transaction closed on March 14, 2023.
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
We originate commercial mortgage loans through the following channels:
•Retail - Our retail channel consists of sales team members located throughout the United States with concentrations in Charlotte, NC, Chicago, IL, and Irvine, CA. Our retail network controls all of the loan origination process, including sourcing the borrower, processing the application, setting the interest rate, ordering appraisal and underwriting, processing, closing and funding the loan.
•TPO - Our TPO lending channel works with mortgage brokers to source loans which are then underwritten and funded by us, as FoA. Counterparty risk is mitigated through quality and compliance monitoring, and all brokers are subject to our eligibility requirements coupled with an annual recertification process.
The Commercial Originations segment generates revenue and earnings in the form of fair value gains at the time of origination ("Net origination gains") and origination fees earned on the successful origination of commercial mortgage loans.

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
•Title agency and title insurance services - Lender Services provides consumers with in house title agency and title insurance services, which contributes to a more efficient close process by eliminating the need to shop out necessary services to finalize the loan process.
During the first quarter of 2023, FoA announced that we have entered into an agreement to sell our title insurance companies. The transaction is expected to close in the second quarter of 2023.
•MSR valuation and trade brokerage - Lender Services provides MSR valuation services through a wholly-owned subsidiary for both internal and external parties. Additionally, lender services facilitates MSR trades through the same wholly-owned subsidiary.
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
The retained asset portfolio generally consists of two classifications of assets: short-term investments and long-term investments. Short-term investments are primarily proprietary whole-loans and securities that are held for sale and loans bought from HECM securitizations prior to assignment to Ginnie Mae. Long-term investments are primarily made up of securitized HECM loans, securitized proprietary whole-loans (including retained securities and residual interests in securitization trusts), whole-loans not yet securitized and mortgage servicing rights.
The retained assets are initially recorded to the portfolio at a designated fair-value-based transfer price, if originated by any of the Company's origination segments ("Net origination gains" recognized by the origination segments), or at the price purchased from external parties. Retained financial assets are adjusted to their current fair value on an ongoing basis.
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
•our ability to successfully and timely integrate the business of American Advisor Group, as well as to complete the sales our Incenter subsidiaries and commercial mortgage originations segment;
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
•increases or decreases in default status of loans and prepayment speeds; and
•broad economic factors such as the strength and stability of the overall economy, including sustained higher interest rates and inflation, the unemployment level and real estate values.
Other factors that may affect our cost base include trends in salaries and benefits costs, sales commissions, technology, rent, legal, compliance, and other general and administrative costs. Management continually monitors these costs through operating plans.
Other Recent Events
During the year-ended December 31, 2022, the Federal Reserve shifted its COVID-era monetary policies from focus on low interest rates to higher interest rates and scaled back certain of the measures in an effort to combat inflationary pressures in the U.S. During 2022, the reopening of global economies and the ongoing Ukrainian-Russian conflict had, among other things, caused global supply chain issues and oil and other commodity price increases. These global macroeconomic events (among others) have in turn contributed to significant increases in consumer prices in the U.S. The Consumer Price Index for All Urban Consumers, a widely followed inflation gauge published by the Bureau of Labor Statistics, increased 7.0% from December 2021 to December 2022, its highest rate in nearly 40 years. The general effects of inflation on the economy of the United States can be wide ranging, evidenced by rising wages and rising costs of consumer goods and necessities. On March 16, 2022, in an effort to tamp down inflationary pressures, the Federal Reserve increased interest rates for the first time since December 2018 and signaled future rate increases. Subsequently, the Federal Reserve increased rates again in May, June, July, September, November, December 2022, and February 2023 to combat continued inflationary pressures. On March 7, 2023, the Federal Reserve Chairman indicated it would not rule out additional monetary tightening and further rate increases to the extent economic data indicated further tightening is warranted. Additionally, the Federal Reserve continues to to decrease purchases of government and mortgage-related bonds. Volatility in market conditions, resulting from the foregoing events have caused and may continue to cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market, fair market value of the assets on our balance sheet and price transparency of real estate related or asset-backed assets.
Our Company is actively monitoring these events and their effects on the Company's financial condition, liquidity, operations, industry, and workforce.
These continuing economic impacts may cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets, and liquidity in 2023 and beyond. See Results of Operations.
For further discussion on the potential impacts of the Federal Reserve’s monetary policies, see “Risks Related to the Business of the Company”—Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates, rising inflation rates, U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our business and earnings” under the section entitled “Item 1A.Risk Factors,” as such risk factors may be amended or updated in our subsequent periodic reports filed with the Securities and Exchange Commission.

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
FoA, FoA Equity and the Continuing Unitholders entered into an exchange agreement (the "Exchange Agreement") under which they (or certain permitted transferees) have the right (subject to the terms of the Exchange Agreement)

to exchange their Class A LLC Units for shares of FoA Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.
The Continuing Unitholders hold all of the issued and outstanding shares of FoA's Class B Common Stock. The shares of Class B Common Stock have no economic rights, but entitle each holder, without regard to the number of shares of Class B Common Stock held by such holder, to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which shareholders of FoA are entitled to vote generally. Holders of shares of FoA's Class B Common Stock vote together with holders of FoA's Class A Common Stock as a single class on all matters on which shareholders are entitled to vote generally, except as otherwise required by law.

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
Impact of the Business Combination
FoA is a corporation for U.S. federal and state income tax purposes. FoA Equity was and is treated as a flow-through entity for U.S. federal income tax purposes, and as such, entity level taxes at FoA Equity are not and have not been significant. Accordingly, provision for income taxes prior to the Business Combination consisted of tax expense related only to certain of the consolidated subsidiaries of FoA Equity that are structured as corporations and subject to U.S. federal income taxes as well as state taxes. Subsequent to the Business Combinations, FoA (together with certain corporate subsidiaries through which it owns its interest in FoA Equity) pays U.S. federal and state income taxes as a corporation on its share of FoA Equity's taxable income.
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
As a result of the application of business combination accounting, the historical Consolidated Financial Statements of FoA Equity are not necessarily indicative of FoA’s future results of operations, financial position, and cash flows. For example, increased intangible assets resulting from adjusting the basis of intangible assets to their fair value have resulted in increased amortization expense in the periods following the consummation of the Business Combination.
Additionally, in connection with the Business Combination, FoA entered into TRA with the TRA Parties that provide for the payment by FoA to such owners of 85% of the benefits that FoA is deemed to realize as a result of (i) tax basis adjustments that will increase the tax basis of the tangible and intangible assets of FoA as a result of sales or exchanges of Class A LLC Units in connection with or after the Business Combination or distributions with respect to the Class A LLC Units prior to or in connection with the Business Combination, (ii) FoA’s utilization of certain tax attributes attributable to the Blocker or the Blocker Shareholders, and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.
Impact of Becoming a Public Company
We have incurred and expect to incur additional costs associated with operating as a public company. These costs include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and national securities exchanges, require public companies to implement specific corporate governance and reporting practices that are not applicable to a private company. These additional rules and regulations can significantly increase our legal, regulatory, and financial compliance costs and make some activities more time-consuming and costly.

Components of Our Results of Operations
Revenue
Gain on sale and other income from loans held for sale, net
Gain on sale and other income from loans held for sale, net, includes realized and unrealized gains and losses on loans held for sale, interest rate lock commitments, hedging derivatives, and originated MSR. The Company sells mortgage loans into the secondary market, including, but not limited to, sales to the GSEs on a servicing-released basis, where the loans are sold to an investor with the associated MSR transferred to the investor or to a separate third-party investor. In addition, the Company may opportunistically sell loans on a servicing-retained basis, where the loan is sold and the Company retains the rights to service that loan. Unrealized gains and losses include fair value gains and losses resulting from changes in fair value in the underlying mortgages, interest rate lock commitments, and hedging derivatives, from the time of origination to the ultimate sale of the loan or other settlement of those financial instruments.
Net fair value gains on loans and related obligations
The majority of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as components of net fair value gains on loans and related obligations. See Note 5 - Fair Value within our consolidated financial statements for a discussion of fair value measurements.
Fee Income
We earn various fees from our customers during the process of origination and servicing of loans as well as providing services to third-party customers. These fees include loan servicing and origination fees, title and closing service fees, title underwriting servicing fees, settlement fees, appraisal fees, and broker fees. Revenue is recognized when the performance obligations have been satisfied, which is typically at the time of loan origination or when the service to the third-party has been provided.
In addition to the fees earned from customers, we recognize the changes in fair value of MSR as a component of fee income. To hedge against volatility in the fair value of certain MSR, we enter into various derivative agreements, which may include but are not limited to interest rate swaps and futures contracts. Changes in the fair value of such derivative instruments and the related hedging gains and losses are also included as a component of fee income.
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

Impairment of Goodwill, Intangibles, and Other Assets
Impairment of goodwill, intangibles, and other assets includes impairment charges recognized on goodwill, indefinite-lived intangible assets, definite-lived intangible assets, long-lived assets, and right-of-use ("ROU") assets.
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
Subsequent to the Business Combination, FoA (together with certain corporate subsidiaries through which it owns its interest in FoA Equity) is treated as a corporation for U.S. federal and state income tax purposes and is subject to U.S. federal income taxes with respect to its allocable share of any taxable income of FoA Equity and is taxed at the prevailing corporate tax rates. FoA is a holding company, and its only material asset is its interest in FoA Equity. Accordingly, a provision for income taxes is recorded for the anticipated tax consequences of FoA's allocable share of FoA Equity's reported results of operations for federal income taxes. In addition to its allocable share of FoA Equity's reported results, FoA also incurs expenses related to its holding company operations, as well as payments under the TRA, which may be significant. FoA Equity may distribute amounts sufficient to allow FoA to pay its tax obligations and operating expenses, including distributions to fund any payments due under the TRA. See “Tax Receivable Agreements” herein for further detail. However, the ability of FoA Equity to make such distributions may be limited due to, among other things, restrictive covenants in its financing lines of credit and senior notes.

Results of Operations
Overview
The following tables present selected financial data for the Successor year ended December 31, 2022 and nine months ended December 31, 2021, and for the Predecessor three months ended March 31, 2021 and year ended December 31, 2020.
We have prepared our discussion of the results of current year operations by comparing the results of the Successor year ended December 31, 2022 versus the combined Successor nine months ended December 31, 2021 and the Predecessor three months ended March 31, 2021. For the year ended December 31, 2021 (Successor and Predecessor) versus the year ended December 31, 2020 (Predecessor), refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K for a discussion of our fiscal 2021 results compared to fiscal 2020. The core business operations of the Predecessor and Successor were not significantly impacted by the consummation of the Business Combination. Therefore, we believe the results of the year ended December 31, 2022 are comparable to the combined results of the Successor nine months ended December 31, 2021 and the Predecessor three months ended March 31, 2021 and these provide enhanced comparability to the reader about the respective years' results. We believe this approach provides the most meaningful basis of comparison and is useful in identifying current business trends for the periods presented. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business

Combination occurred at the beginning of 2021, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.
Consolidated Results
The following table summarizes our consolidated operating results for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Gain on sale and other income from loans held for sale, net	$211,018	$564,525	$291,334	$1,178,995
Net fair value gains on loans and related obligations	104,194	341,750	76,663	311,698
Fee income	362,130	386,065	161,371	389,869
Net interest expense	(104,101)	(63,769)	(21,705)	(80,417)
Total revenues	573,241	1,228,571	507,663	1,800,145
Total expenses	1,148,615	1,183,756	373,314	1,293,757
Impairment of goodwill, intangibles, and other assets	(192,509)	(1,380,630)	—	—
Other, net	35,831	14,142	(8,892)	(6,131)
NET INCOME (LOSS) BEFORE TAXES	$(732,052)	$(1,321,673)	$125,457	$500,257

Net fair value gains on loans and related obligations
Certain of our financial instruments are valued utilizing a process that combines the use of a discounted cash flow ("DCF") model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments is recorded as a gain or loss in net fair value gains on loans and related obligations in the Consolidated Statements of Operations.
The following table summarizes the components of net fair value gains on loans and related obligations for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Net origination gains	$288,018	$354,858	$73,880	$205,607
Net fair value gains from portfolio activity(1)	174,190	102,276	32,386	138,743
Net fair value losses from changes in market inputs or model assumptions	(358,014)	(115,384)	(29,603)	(32,652)
Net fair value gains on loans and related obligations	$104,194	$341,750	$76,663	$311,698
(1) This line item includes realization of interest income and interest expense related to loans held for investment and securitization trusts, runoff, and portfolio amortization.

Principally, all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on loans and related obligations in the Consolidated Statements of Operations. However, for certain of our outstanding financing lines of credit and non-funding debt, we have not elected to account for these liabilities under the fair value option. Accordingly, interest expense is presented separately in our Consolidated Statements of Operations. Further, interest income on collateralized loans may be reflected in net fair value gains on loans and related obligations in the Consolidated Statements of Operations, while the associated interest expense on the pledged loans will be included as a component of net interest expense. We evaluate net interest margin ("NIM") for our outstanding investments through an evaluation of all components of interest income and interest expense.
The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Interest income on commercial and reverse loans	$857,271	$495,163	$160,568	$709,679
Interest expense on HMBS and nonrecourse obligations	(560,316)	(329,344)	(119,201)	(526,690)
Net interest margin included in net fair value gains on mortgage loans (1)	296,955	165,819	41,367	182,989
Interest income on mortgage loans held for sale	43,842	43,566	12,621	42,398
Interest expense on warehouse lines of credit	(123,622)	(87,197)	(26,546)	(113,669)
Non-funding debt interest expense	(27,668)	(20,231)	(7,756)	(8,946)
Other interest income	3,793	359	40	186
Other interest expense	(446)	(266)	(64)	(386)
Net interest expense	(104,101)	(63,769)	(21,705)	(80,417)
NET INTEREST MARGIN	$192,854	$102,050	$19,662	$102,572
(1) Net interest margin included in fair value gains on mortgage loans includes interest income and expense on all commercial and reverse loans and their related nonrecourse obligations. Interest income on mortgage loans and interest expense on warehouse lines of credit are classified in net interest expense. See Note 2 - Summary of Significant Accounting Policies, within the consolidated financial statements for additional information on the Company’s accounting related to commercial and reverse mortgage loans.

For the year ended December 31, 2022 (Successor) versus the year ended December 31, 2021 (Successor and Predecessor)
Net loss before taxes decreased $464.2 million or 38.8% primarily as a result of the following:
•Gain on sale and other income from loans held for sale, net, decreased $644.8 million or 75.3% primarily as a result of lower Mortgage Originations segment revenue driven by lower origination volume and lower revenue margins for the year ended December 31, 2022 when compared to the 2021 period. Our margin on originated mortgage loans decreased to 1.94% for the year ended December 31, 2022 compared to 2.86% for the comparable 2021 period. Our Mortgage Originations segment had $11.9 billion in net rate lock volume for the year ended December 31, 2022 compared to $29.0 billion for the comparable 2021 period. The Company made the decision to wind down its Mortgage Originations business, excluding home improvement. The wind down process began in the fourth quarter of 2022.
•Net fair value gains on loans and related obligations decreased $314.2 million or 75.1% primarily as a result of fair value losses from market inputs or model assumptions and lower net origination gains from our Reverse and Commercial Originations segments. The increase in fair value losses from changes in market inputs or model assumptions was primarily related to increases in discount rate assumptions on securitized mortgage assets. See Note 5 - Fair Value within the consolidated financial statements for additional information on assumptions impacting the value of our loans held for investment. The Reverse and Commercial Originations segments recognized $288.0 million in net origination gains on originations of $6.6 billion of reverse and commercial mortgage loans for the year ended December 31, 2022 compared to $428.7 million in net origination gains on originations of $6.0 billion for the comparable 2021 period. The net origination gains from higher origination volume in the Reverse and Commercial Originations segments were offset by lower margin due to market volatility during the year ended December 31, 2022.
•Fee income decreased $185.3 million or 33.8% primarily as a result of lower volume in our Lender Services segment and lower mortgage origination volume in our Mortgage Originations segment during the year ended December 31, 2022.
•Net interest expense increased $18.6 million or 21.8% as a result of lower interest income on mortgage loans held for sale and more interest expense on warehouse lines of credit.

•Total expenses decreased $408.5 million or 26.2% due to lower salaries, benefits, and related expenses combined with decreased general and administrative expenses primarily as a result of our lower average headcount, lower origination volume, and general cost-cutting measures during the year ended December 31, 2022.
•Impairment charges of $192.5 million were recorded during the year ended December 31, 2022. The impairment charges were mainly attributable to our Mortgage Originations and Lender Services segments. During the second half of 2022, the Company observed that the length and magnitude of the downturn in mortgage demand had significantly increased compared to prior periods. As a result, the Mortgage Originations and Lender Services reporting units' current and expected future operating losses indicated that certain intangible assets, long-lived assets, and ROU assets related to the reporting units may not be recoverable, and impairment analyses were performed resulting in this recognized impairment. During the year ended December 31, 2021, the Company recognized impairment to goodwill and intangibles assets of $1,294.2 million and $86.4 million, respectively.
•Other, net, increased $30.6 million primarily due to the remeasurement of the TRA obligations.

SEGMENT RESULTS
Revenue generated on inter-segment services performed are valued based on estimated market value. Revenue and fees are directly allocated to their respective segments at the time services are performed. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the year ended December 31, 2022. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.
Mortgage Originations Segment
As disclosed in our Current Report on Form 8-K filed March 6, 2023, as of February 28, 2023, the Company completed the wind down of the operations of its Mortgage Originations segment, other than its home improvement channel.
The following table summarizes our Mortgage Originations segment's results for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Gain on sale and other income from loans held for sale, net	$231,983	$542,951	$286,481	$1,171,368
Fee income	59,096	88,399	32,731	118,237
Net interest income	7,724	7,986	891	1,896
Total revenues	298,803	639,336	320,103	1,291,501
Total expenses	464,084	639,196	224,246	831,563
Impairment of goodwill, intangibles, and other assets	(129,097)	(774,524)	—	—
Other, net	(225)	—	—	—
NET INCOME (LOSS) BEFORE TAXES	$(294,603)	$(774,384)	$95,857	$459,938

Our Mortgage Originations segment generates its revenue primarily from the origination and sale of residential mortgages, including conforming mortgages, government mortgages insured by the FHA, VA, and the U.S. Department of Agriculture, non-conforming products such as jumbo mortgages, non-qualified mortgages, closed-end second mortgages, and home improvement loans into the secondary market. Revenue from our Mortgage Originations segment includes cash gains recognized on the sale of mortgages, net of any estimated repurchase obligations, realized hedge gains, and losses, fair value adjustments on loans held for sale, and any fair value adjustments on our outstanding interest rate lock pipeline and derivatives utilized to mitigate interest rate exposure on our outstanding mortgage pipeline. We also earn origination fees on the successful origination of mortgage loans, which are recorded at the time of origination of the associated loans.
We utilize forward loan sale commitments, "To Be Announced" (TBAs), and other forward delivery securities to fix the forward sales price that we will realize in the secondary market and to mitigate the interest rate risk to loan prices that we may be exposed to from the date we enter into rate locks with our customers until the date the loan is sold. We realize hedge gains and losses based on the value of the change in price in the underlying securities. When the position is closed, these amounts are recorded as realized hedge gains and losses.

KEY METRICS
The following table provides a summary of some of our Mortgage Originations segment's key metrics (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Loan origination volume (dollars)
Conforming	$7,995,647	$13,520,248	$5,397,708	$19,217,582
Government	2,385,095	2,858,339	1,068,650	4,305,439
Non-conforming	2,547,017	4,651,581	1,937,860	5,541,415
Home improvement	241,716	172,180	—	—
Total loan origination volume	$13,169,475	$21,202,348	$8,404,218	$29,064,436

Loan origination volume by type (dollars)
Agency	$10,168,141	$17,999,368	$7,367,044	$27,150,349
Non-agency	2,759,618	3,030,800	1,037,174	1,914,087
Home improvement	241,716	172,180	—	—
Total loan origination volume by type	$13,169,475	$21,202,348	$8,404,218	$29,064,436

Loan origination volume by channel (dollars)
Retail	$7,702,489	$13,979,262	$5,622,487	$21,497,101
Wholesale/Correspondent	4,449,411	4,845,383	1,706,365	4,316,952
Consumer direct	775,859	2,205,523	1,075,366	3,250,383
Home improvement	241,716	172,180	—	—
Total loan origination volume by channel	$13,169,475	$21,202,348	$8,404,218	$29,064,436

Loan origination volume by type (dollars)
Purchase	$9,330,627	$10,658,260	$2,664,493	$9,877,305
Refinance	3,597,132	10,371,908	5,739,725	19,187,131
Home improvement	241,716	172,180	—	—
Total loan origination volume by type	$13,169,475	$21,202,348	$8,404,218	$29,064,436

Loan origination volume (units)
Conforming	22,525	41,807	18,090	65,072
Government	7,123	8,835	3,426	14,764
Non-conforming	2,698	5,769	2,472	7,816
Home improvement	20,306	15,798	—	—
Total loan origination volume	52,652	72,209	23,988	87,652

Loan origination volume by type (units)
Agency	28,626	52,702	22,763	85,081
Non-agency	3,720	3,709	1,225	2,571
Home improvement	20,306	15,798	—	—
Total loan origination volume by type	52,652	72,209	23,988	87,652

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Loan origination volume by channel (units)
Retail	20,873	38,531	16,123	66,232
Wholesale/Correspondent	9,324	11,385	4,745	12,383
Consumer direct	2,149	6,495	3,120	9,037
Home improvement	20,306	15,798	—	—
Total loan origination volume by channel	52,652	72,209	23,988	87,652

Loan origination volume by type (units)
Purchase	22,911	27,776	7,534	31,389
Refinance	9,435	28,635	16,454	56,263
Home improvement	20,306	15,798	—	—
Total loan origination volume by type	52,652	72,209	23,988	87,652

Loan sales by investor (dollars)
Agency	$10,987,068	$16,802,984	$7,246,418	$25,749,257
Private	3,611,045	4,295,060	1,152,810	2,241,787
Total loan sales by investor	$14,598,113	$21,098,044	$8,399,228	$27,991,044

Loan sales by type (dollars)
Servicing released	$4,840,974	$8,294,085	$2,086,550	$6,747,669
Servicing retained	9,757,139	12,803,959	6,312,678	21,243,375
Total loan sales by type	$14,598,113	$21,098,044	$8,399,228	$27,991,044

Net rate lock volume	$11,936,244	$20,546,284	$8,405,313	$30,157,239
Mortgage originations margin (including servicing margin) (1)	1.94%	2.64%	3.41%	3.88%
Capitalized servicing rate (in bps)	121.2	106.0	89.1	78.3
(1) Calculated for each period as Gain on sale and other income from loans held for sale, net, divided by Net rate lock volume.

Revenue
In the table below is a summary of the components of our Mortgage Origination segment's total revenue for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Gain on sale, net	$135,679	$664,971	$200,874	$1,251,005
Provision for repurchases	(32,606)	(7,316)	(2,258)	(22,402)
Net realized hedge gains (losses)	196,085	(19,107)	74,823	(164,141)
Changes in fair value of loans held for sale	(44,878)	5,084	(41,485)	50,204
Changes in fair value of interest rate locks	(23,314)	(14,408)	(49,946)	73,637
Changes in fair value of derivatives/hedges	1,017	(86,273)	104,473	(16,935)
Gain on sale and other income from loans held for sale, net	231,983	542,951	286,481	1,171,368
Origination-related fee income	59,096	88,399	32,731	118,237
Net interest income	7,724	7,986	891	1,896
Total revenues	$298,803	$639,336	$320,103	$1,291,501

Net interest income was comprised of the following (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Interest income	$40,680	$42,555	$12,483	$41,688
Interest expense	(32,956)	(34,569)	(11,592)	(39,792)
Net interest income	$7,724	$7,986	$891	$1,896

WAC - loans held for sale	5.3%	3.3%	2.9%	2.9%
WAC - warehouse lines of credit	7.2%	3.3%	3.0%	3.1%
For the year ended December 31, 2022 (Successor) versus the year ended December 31, 2021 (Successor and Predecessor)
Total revenue decreased $660.6 million or 68.9% as a result of the following:
•Gain on sale, net, decreased $730.2 million or 84.3% as a result of lower volumes and gain on sale margins due to the rising rate environment in the broader market. These factors led to our decision to exit the Mortgage Originations segment during the year ended December 31, 2022. We sold $14.6 billion in mortgage loans for the year ended December 31, 2022 compared to $29.5 billion for the comparable 2021 period. Weighted average gain on sale margins on sold loans was 0.9% for the year ended December 31, 2022 compared to 2.9% for the comparable 2021 period. Gain on sale margins decreased primarily due to competitive pressure on margins during the year ended December 31, 2022 compounded by rate volatility while loans were in the pipeline.
•During the year ended December 31, 2022, net realized hedge gains and changes in fair value of derivatives/hedges were $197.1 million compared to $73.9 million in the comparable 2021 period, driven by changes in average market interest rates while the related interest rate lock commitments ("IRLCs") and loans were in the pipeline.
•Origination related fee income decreased $62.0 million or 51.2% as a result of lower loan origination volume during the year ended December 31, 2022.

Expenses
In the table below is a summary of the components of our Mortgage Originations segment's total expenses for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Commissions and bonuses	$140,827	$294,385	$111,766	$458,674
Salaries	138,913	151,142	46,232	155,266
Other salary related expenses	47,874	36,752	18,451	48,666
Total salaries, benefits, and related expenses	327,614	482,279	176,449	662,606

Loan origination fees	26,162	45,903	14,003	47,341
Loan processing expenses	10,670	15,957	5,462	11,877
Other general and administrative expenses	82,078	81,058	23,112	87,922
Total general and administrative expenses	118,910	142,918	42,577	147,140

Occupancy, equipment rentals, and other office related expenses	17,560	13,999	5,220	21,817
Total expenses	$464,084	$639,196	$224,246	$831,563

For the year ended December 31, 2022 (Successor) versus the year ended December 31, 2021 (Successor and Predecessor)
Total expenses decreased $399.4 million or 46.3% as a result of the following:
•Salaries, benefits, and related expenses decreased $331.1 million or 50.3%, primarily as a result of lower funded volumes in the year ended December 31, 2022. As described above, we have made the decision to exit the Mortgage Originations segment. This resulted in a decrease of $265.3 million in commissions and bonus due to lower volume. The reduction in commissions and bonus, as well as salaries of $58.5 million, was also due to a reduction in average headcount. Average headcount for the year ended December 31, 2022 was 2,080 compared to 3,063 for the 2021 period.
•General and administrative expenses decreased $66.6 million or 35.9% primarily due to lower origination volume and the decision to exit the Mortgage Originations segment. This resulted in a decrease of $33.7 million in loan origination fees, a decrease of $10.7 million in loan processing expenses, and a decrease of $22.1 million in other general and administrative expenses.

Reverse Originations Segment
The following table summarizes our Reverse Originations segment's results for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Net origination gains	$283,808	$317,138	$68,449	$192,257
Fee income	5,580	3,274	524	1,837
Total revenues	289,388	320,412	68,973	194,094
Total expenses	160,919	122,389	23,693	87,219
Impairment of goodwill and intangible assets	(3,500)	(408,241)	—	—
Other, net	3,290	248	34	—
NET INCOME (LOSS) BEFORE TAXES	$128,259	$(209,970)	$45,314	$106,875

Our Reverse Originations segment generates its revenues primarily from the origination of reverse mortgage loans, including loans insured by FHA and non-agency reverse mortgage loans. Revenue from our Reverse Originations segment include both our initial estimate of net origination gains, which is determined by utilizing quoted prices on similar securities or internally-developed models utilizing observable market inputs, in addition to fees earned at the time of origination of the associated loans. We elect to account for all originated loans at fair value. The loans are immediately transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in revenues of our Portfolio Management segment until final disposition.

KEY METRICS
The following table provides a summary of some of our Reverse Originations segment's key metrics (dollars in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Loan origination volume
Total loan origination volume - new originations(1)	$4,833,918	$3,492,328	$768,795	$2,706,780
Total loan origination volume - tails(2)	660,558	409,351	120,775	479,882
Total loan origination volume	$5,494,476	$3,901,679	$889,570	$3,186,662
Total loan origination volume - new origination units	13,852	10,533	2,864	9,653

Loan origination volume - new originations by channel(3)
Retail	$653,769	$599,168	$127,679	$389,382
TPO	4,180,149	2,893,160	641,116	2,317,398
Total loan origination volume - new originations by channel	$4,833,918	$3,492,328	$768,795	$2,706,780
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

Revenue
In the table below is a summary of the components of our Reverse Originations segment's total revenue for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Net origination gains:
Retail	$50,130	$36,936	$16,913	$41,641
TPO	427,112	476,379	99,678	307,851
Acquisition costs	(193,434)	(196,177)	(48,142)	(157,235)
Total net origination gains	283,808	317,138	68,449	192,257
Fee income	5,580	3,274	524	1,837
Total revenues	$289,388	$320,412	$68,973	$194,094

For the year ended December 31, 2022 (Successor) versus the year ended December 31, 2021 (Successor and Predecessor)
Total revenue decreased $100.0 million or 25.7% as a result of the following:
•Net origination gains decreased $101.8 million or 26.4% as a result of decreased margins, partially offset by higher loan origination volume during the year ended December 31, 2022. During the year ended December 31, 2022, the weighted average margin on production was 5.87% compared to 9.05% in 2021, a decrease of 35.1% due to market volatility and widening credit spreads during the year ended December 31, 2022. We originated $4.8 billion of reverse mortgage loans for the year ended December 31, 2022, an increase of 13.4%, compared to $4.3 billion for the comparable 2021 period.

Expenses
In the table below is a summary of the components of our Reverse Originations segment's total expenses for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Salaries and bonuses	$74,906	$58,499	$11,692	$41,355
Other salary related expenses	7,886	3,891	1,395	3,716
Total salaries, benefits, and related expenses	82,792	62,390	13,087	45,071

Loan origination fees	9,727	7,399	3,258	12,230
Professional fees	5,330	6,753	2,079	8,303
Other general and administrative expenses	61,448	44,427	4,958	20,036
Total general and administrative expenses	76,505	58,579	10,295	40,569

Occupancy, equipment rentals, and other office related expenses	1,622	1,420	311	1,579
Total expenses	$160,919	$122,389	$23,693	$87,219

For the year ended December 31, 2022 (Successor) versus the year ended December 31, 2021 (Successor and Predecessor)
Total expenses increased $14.8 million or 10.2% as a result of the following:
•Total salaries, benefits, and related expenses increased $7.3 million or 9.7% primarily due to an increase in production related compensation and average headcount to support the increased origination volume. Average headcount for the year ended December 31, 2022 was 466 compared to 384 for the 2021 period.
•General and administrative expenses increased $7.6 million or 11.1% primarily due to the amortization of intangibles that started being expensed in the second quarter of 2021 related to the Business Combination.

Commercial Originations Segment
As disclosed in our Current Report on Form 8-K filed on February 21, 2023, the Company entered into an agreement to sell certain operational assets of Finance of America Mortgage, LLC, an indirect subsidiary, operating as Finance of America Commercial. This transaction closed on March 14, 2023. The origination activities of FACo have historically composed the activities of the Commercial Originations segment.
The following table summarizes our Commercial Originations segment's results for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Net origination gains	$4,210	$37,720	$5,431	$13,350
Fee income	54,437	43,015	8,930	23,862
Total revenues	58,647	80,735	14,361	37,212
Total expenses	84,659	64,026	13,391	41,341
Impairment of goodwill, intangible, and other assets	(5,500)	(75,768)	—	—
Other, net	418	423	149	—
NET INCOME (LOSS) BEFORE TAXES	$(31,094)	$(58,636)	$1,119	$(4,129)
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

KEY METRICS
The following table provides a summary of some of our Commercial Originations segment's key metrics (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor

Loan origination volume (dollars)(1)
Portfolio	$265,271	$256,808	$59,458	$93,234
SRL	804,329	622,104	104,992	180,362
Fix & flip	494,567	321,697	90,018	339,696
New construction	61,662	40,512	3,422	95,855
Agricultural(2)	142,269	187,104	83,013	146,168
Total loan origination volume	$1,768,098	$1,428,225	$340,903	$855,315

Loan origination volume (units)(1)
Portfolio	358	298	71	84
SRL	4,342	3,324	643	1,129
Fix & flip	2,108	1,398	430	1,630
New construction	151	131	13	291
Agricultural(2)	51	56	27	54
Total loan origination volume	7,010	5,207	1,184	3,188
(1) Loan origination volume and units consist of approved total borrower commitments. These amounts include amounts available to our borrowers but have not yet been drawn upon.
(2) Revenue from origination and management of agricultural loans is recognized in our Portfolio Management segment.

Revenue
In the table below is a summary of the components of our Commercial Originations segment's total revenue for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Net origination gains	$4,210	$37,720	$5,431	$13,350
Fee income	54,437	43,015	8,930	23,862
Total revenues	$58,647	$80,735	$14,361	$37,212

For the year ended December 31, 2022 (Successor) versus the year ended December 31, 2021 (Successor and Predecessor)
Total revenue decreased $36.4 million or 38.3% as result of the following:
•Net origination gains decreased $38.9 million or 90.2%, primarily as a result of a decrease in net origination gain margin during the year ended December 31, 2022. Margins declined primarily due to the volatility in market interest rates and widening credit spreads on non-agency loan products.

Expenses
In the table below is a summary of the components of our Commercial Originations segment's total expenses for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Salaries	$30,871	$20,308	$4,769	$12,842
Commissions and bonus	14,279	8,787	2,092	6,923
Other salary related expenses	5,450	7,125	797	2,233
Total salaries, benefits, and related expenses	50,600	36,220	7,658	21,998

Loan origination fees	23,840	15,980	3,140	10,075
Professional fees	2,820	2,593	891	3,963
Other general and administrative expenses	6,150	8,254	1,164	4,632
Total general and administrative expenses	32,810	26,827	5,195	18,670

Occupancy, equipment rentals, and other office related expenses	1,249	979	538	673
Total expenses	$84,659	$64,026	$13,391	$41,341

For the year ended December 31, 2022 (Successor) versus the year ended December 31, 2021 (Successor and Predecessor)
Total expenses increased $7.2 million or 9.4% as a result of the following:
•Salaries, benefits, and related expenses increased $6.7 million or 15.3% primarily due to the increase in production related compensation and increased headcount for the year ended December 31, 2022. Average headcount for the year ended December 31, 2022 was 283 compared to 237 for the 2021 period.
•General and administrative expenses increased $0.8 million or 2.5% primarily due to the increase in loan origination fees offset by decreases in professional fees and other general and administrative expenses.

Lender Services Segment
As disclosed in our Current Report on Form 8-K filed February 2, 2023, the Company entered into an agreement to sell ANTIC and BNT, which comprise the majority of the title and insurance services provided by the Lender Services segment.
The following table summarizes our Lender Services segment's results for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Fee income	$213,887	$252,268	$76,383	$205,197
Net interest income (expense)	775	(192)	(36)	(81)
Total revenues	214,662	252,076	76,347	205,116
Total expenses	243,397	229,227	62,970	185,361
Impairment of goodwill and intangible assets	(48,384)	(110,188)	—	—
Other, net	3,648	3,040	2	—
NET INCOME (LOSS) BEFORE TAXES	$(73,471)	$(84,299)	$13,379	$19,755

Our Lender Services segment generates its revenue primarily from fee income. Revenue from our Lender Services segment include both the title agent closing and underwriting services. These services are directly tied to the number of closings and orders that are processed throughout the period. In addition, student and consumer loan processing, fulfillment services, appraisal management, and MSR valuation services all contribute to our total revenue in the Lender Services segment.

KEY METRICS
The following table provides a summary of some of our Lender Services segment's key metrics:

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Title insurance underwriter policies	117,615	170,721	48,814	86,960
Incenter title agent orders	61,569	156,216	54,960	148,705
Incenter title agent closings	53,868	133,525	46,991	99,144
Total appraisals	39,854	34,773	7,427	22,862
Full-time employee average count for fulfillment revenue	805	1,075	858	827
Total MSR valuations performed	576	404	124	529

Revenue
In the table below is a summary of the components of our Lender Services segment's total revenue for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Insurance underwriting services	$94,151	$120,619	$33,322	$69,643
Title agent and closing services	69,189	89,300	31,750	94,292
Fulfillment services	22,187	21,501	6,779	18,781
MSR trade brokerage, valuation, and other services	16,410	11,843	2,462	11,245
Student and consumer loan origination services	9,183	6,890	2,012	11,140
Other income	2,767	2,115	58	96
Net interest income (expense)	775	(192)	(36)	(81)
Total revenues	$214,662	$252,076	$76,347	$205,116

For the year ended December 31, 2022 (Successor) versus the year ended December 31, 2021 (Successor and Predecessor)
Total revenue decreased $113.8 million or 34.6% as a result of the following:
•For the year ended December 31, 2022, insurance underwriting services revenue decreased $59.8 million or 38.8%, as a result of lower volume. We underwrote 117,615 policies during the year ended December 31, 2022, compared to 219,535 underwritten policies for the 2021 period, a decrease of 46.4%. Title agent and closing revenue also decreased $51.9 million or 42.8%, as a result of lower volume. We acted as title agent on 53,868 loan closings during the year ended December 31, 2022, compared to 180,516 loan closings for the 2021 period, a decrease of 70.2%. The decrease in volume was primarily the result of increasing interest rates resulting in a decline in refinance volumes.

Expenses
In the table below is a summary of the components of our Lender Services segment's total expenses for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Salaries	$67,840	$57,201	$16,715	$42,554
Commissions and bonus	22,335	25,864	7,045	30,014
Other salary related expenses	17,077	18,667	4,001	11,602
Total salaries, benefits, and related expenses	107,252	101,732	27,761	84,170

Title and closing	84,834	86,626	25,062	64,252
Communication and data processing	11,534	10,197	2,960	11,317
Other general and administrative expenses	36,119	27,236	6,040	21,547
Total general and administrative expenses	132,487	124,059	34,062	97,116

Occupancy, equipment rentals, and other office related expenses	3,658	3,436	1,147	4,075
Total expenses	$243,397	$229,227	$62,970	$185,361

For the year ended December 31, 2022 (Successor) versus the year ended December 31, 2021 (Successor and Predecessor)
Total expenses decreased $48.8 million or 16.7% as a result of the following:
•Salaries, benefits, and related expenses decreased $22.2 million or 17.2%, due to commissions and bonus expense decreasing $10.6 million or 32.1%, in conjunction with the lower title agent and closing services revenue. Salaries expense and other salary related expenses also decreased by $6.1 million and $5.6 million, respectively, as our average on-shore headcount decreased 21.2% for the year ended December 31, 2022 compared to the 2021 period due to lower demands of the business. On-shore headcount averaged 805 for the year ended December 31, 2022, and 1,021 for the comparable 2021 period.
•General and administrative expenses decreased $25.6 million or 16.2%, primarily due to lower title and closing expenses associated with the decrease in title insurance underwriting policies and title agent closing volume.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment results for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Gain (loss) on sale and other income from loans held for sale, net	$(6,298)	$39,950	$5,065	$10,192
Net fair value gains (losses) on loans and related obligations	(195,231)	(30,738)	2,750	103,872
Fee income	66,761	30,455	36,191	28,002
Net interest expense	(85,607)	(51,598)	(14,816)	(73,163)
Total revenues	(220,375)	(11,931)	29,190	68,903
Total expenses	124,060	92,197	24,406	90,854
Impairment of goodwill, intangibles, and other assets	(3,800)	(11,909)	—	—
Other, net	860	1,170	895	—
NET INCOME (LOSS) BEFORE TAXES	$(347,375)	$(114,867)	$5,679	$(21,951)

Our Portfolio Management segment generates its revenues primarily from the sale and securitization of residential mortgages into the secondary market, fair value gains and losses on loans and MSR that we hold for investment, servicing fee income related to the MSR, and mortgage advisory fees earned on various investment and capital markets services we provide to our internal and external customers. The fair value gains and losses include the yield we recognize on the contractual interest income that is expected to be collected based on the stated interest rates of the loans and related liabilities and any contractual service fees earned while servicing these assets.
Net fair value gains and losses in our Portfolio Management segment include fair value adjustments related to the following assets and liabilities:
•Loans held for investment, subject to HMBS liabilities, at fair value
•Loans held for investment, subject to nonrecourse debt, at fair value
•Loans held for investment, at fair value
•Loans held for sale, at fair value(1)
•Derivative assets and liabilities
•HMBS liabilities, at fair value; and
•Nonrecourse debt, at fair value.
(1) Net fair value gains and losses in our Portfolio Management segment for loans held for sale only include fair value adjustments related to loans originated in the Commercial Originations segment.

KEY METRICS
The following table provides a trend in the assets and liabilities under management by our Portfolio Management segment (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$37,964	$43,261
Restricted cash	177,814	320,116
Loans held for investment, subject to HMBS liabilities, at fair value	11,114,100	10,556,054
Loans held for investment, subject to nonrecourse debt, at fair value	7,454,638	6,218,194
Loans held for investment, at fair value	907,998	1,031,328
MSR, at fair value	95,096	427,942
Other assets, net	224,386	228,069
Total long-term investment assets	20,011,996	18,824,964

Loans held for sale, at fair value	173,984	149,425
Total earning assets	20,185,980	18,974,389

HMBS related obligations, at fair value	10,996,755	10,422,358
Nonrecourse debt, at fair value	7,343,177	6,111,242
Other financing lines of credit	1,327,633	1,525,529
Payables and other liabilities	82,177	96,080
Total financing of portfolio	19,749,742	18,155,209

Net equity in earning assets	$436,238	$819,180

The following table provides a summary of some of our Portfolio Management segment's key metrics (dollars in thousands):

	December 31, 2022	December 31, 2021
MSR Portfolio
Loan count	27,037	118,939
Ending unpaid principal balance	$8,602,339	$38,219,162
Average unpaid principal balance	$318	$321
Weighted average coupon	3.59%	3.01%
Weighted average age (in months)	18	11
Weighted average FICO credit score	752	756
90+ day delinquency rate	0.5%	0.1%
Total prepayment speed	6.5%	8.3%

Reverse Mortgages
Loan count	62,879	59,480
Active unpaid principal balance	$17,914,422	$14,902,734
Due and payable	334,303	322,057
Foreclosure	489,261	599,087
Claims pending	103,408	73,327
Ending unpaid principal balance	$18,841,394	$15,897,205
Average unpaid principal balance	$300	$267
Weighted average coupon	6.11%	3.92%
Weighted average age (in months)	41	43
Percentage in foreclosure	2.6%	3.8%

Commercial (SRL/Portfolio/Fix & Flip)
Loan count	2,848	2,222
Ending unpaid principal balance	$599,346	$479,190
Average unpaid principal balance	$210	$216
Weighted average coupon	8.43%	7.43%
Weighted average loan age (in months)	8	8
SRL conditional prepayment rate	0.9%	1.4%
SRL non-performing (60+ days past due)	1.0%	1.3%
F&F single month mortality	8.1%	8.9%
F&F non-performing (60+ days past due)	7.4%	13.6%

Agricultural Loans
Loan count	60	80
Ending unpaid principal balance	$123,108	$144,328
Average unpaid principal balance	$2,052	$1,804
Weighted average coupon	7.08%	7.14%
Weighted average loan age (in months)	9	7

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Investment and Capital Markets
Number of structured deals	8	10	1	11
Structured deals (size in notes)	$3,660,359	$3,477,143	$571,448	$3,286,327
Number of whole-loan trades	46	30	8	11
UPB of whole-loan trades	$1,092,439	$880,315	$195,929	$366,242
Revenue
In the table below is a summary of the components of our Portfolio Management segment's total revenue for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
REVENUES
Gain (loss) on sale and other income from loans held for sale, net	$(6,298)	$39,950	$5,065	$10,192
Net fair value gains (losses) on loans and related obligations:
Net fair value gains from portfolio activity	174,191	102,276	32,386	138,743
Net fair value losses from changes in market inputs or model assumptions	(369,422)	(133,014)	(29,636)	(34,871)
Total net fair value gains (losses) on loans and related obligations	(195,231)	(30,738)	2,750	103,872
Net interest expense	(85,607)	(51,598)	(14,816)	(73,163)
Fee income:
Servicing income (MSR)	50,572	24,664	33,698	25,176
Underwriting, advisory and valuation fees	876	1,830	997	818
Other fees	15,313	3,961	1,496	2,008
Total fee income	66,761	30,455	36,191	28,002
Total revenues	$(220,375)	$(11,931)	$29,190	$68,903
Principally all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on loans and related obligations in the Consolidated Statements of Operations. However, for certain of our outstanding financing lines of credit, we have not elected the fair value option. Accordingly, interest expense is presented separately on our Consolidated Statements of Operations. Further, interest income on collateralized loans may be reflected in net fair value gains on loans and related obligations in the Consolidated Statements of Operations, while the associated interest expense on the pledged loans will be included as a component of net interest expense. We evaluate NIM for our outstanding investments through an evaluation of all components of interest income and interest expense.

The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Interest income on commercial and reverse loans	$857,271	$495,163	$160,568	$709,679
Interest expense on HMBS and nonrecourse obligations	(560,316)	(329,344)	(119,201)	(526,690)
Net interest margin included in net fair value gains and losses on mortgage loans(1)	296,955	165,819	41,367	182,989
Interest income on mortgage loans held for sale	5,319	1,027	138	714
Interest expense on warehouse lines of credit	(90,926)	(52,625)	(14,954)	(73,877)
Net interest expense	(85,607)	(51,598)	(14,816)	(73,163)
NET INTEREST MARGIN	$211,348	$114,221	$26,551	$109,826
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

Certain of our financial instruments are valued using a combination of a DCF model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments is recorded as a gain or loss in net fair value gains on loans and related obligations in the Consolidated Statements of Operations.

For the year ended December 31, 2022 (Successor) versus the year ended December 31, 2021 (Successor and Predecessor)
Total revenue decreased $237.6 million as a result of the following:
•Gain on sale and other income from loans held for sale, net, decreased $51.3 million, primarily due to changes in fair value on commercial loans sold during the year ended December 31, 2022, compared to the 2021 period due to market volatility and widening spreads.
•Net fair value losses from changes in market inputs or model assumptions increased $206.8 million due to fair value adjustments related predominantly to market discount rate assumptions on long-term assets and liabilities for the year ended December 31, 2022 compared to the 2021 period. These increased fair value losses were partially offset by a $39.5 million increase in fair value gains from normal portfolio activity for the year ended December 31, 2022 compared to the 2021 period.
•Net interest expense increased $19.2 million due primarily to a higher average cost of funds on our financing lines of credit as a result of higher average interest rates during the year ended December 31, 2022 compared to the 2021 period.

Expenses
In the table below is a summary of the components of our Portfolio Management segment's total expenses for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Salaries and bonuses	$38,286	$40,797	$5,650	$25,470
Other salary related expenses	3,861	1,514	497	2,358
Total salaries, benefits, and related expenses	42,147	42,311	6,147	27,828

Securitization expenses	22,670	22,136	4,459	17,173
Servicing related expenses	33,063	27,123	8,651	28,360
Other general and administrative expenses	25,418	135	4,887	17,226
Total general and administrative expenses	81,151	49,394	17,997	62,759

Occupancy, equipment rentals, and other office related expenses	762	492	262	267
Total expenses	$124,060	$92,197	$24,406	$90,854

For the year ended December 31, 2022 (Successor) versus the year ended December 31, 2021 (Successor and Predecessor)
Total expenses increased $7.5 million or 6.4% as a result of the following:
•Salaries, benefits, and related expenses decreased $6.3 million or 13.0% primarily due to the one-time initial and accelerated equity-based compensation expense recognized during the year December 31, 2021 partially offset by an increase in average headcount in 2022. Average headcount was 112 for the year ended December 31, 2022 and 99 for the comparable 2021 period.
•General and administrative expenses increased $13.8 million or 20.4% primarily due to an increase in other general and administrative expenses primarily related to increases in professional fees and shared services expenses during the year ended December 31, 2022 compared to the 2021 period.

Corporate and Other
Our Corporate and Other segment consists of our Business Excellence Office and other corporate services groups. These groups support our operating segments, and the cost of services directly supporting the operating segments are allocated to those operating segments on a cost of service basis. Enterprise-focused Corporate and Other expenses that are not incurred in direct support of the operating segments are kept unallocated within our Corporate and Other segment.
The following table summarizes our Corporate and Other segment's results for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Fee income	$—	$—	$—	$3,117
Net interest expense	(26,993)	(19,965)	(7,744)	(8,937)
Total revenues	(26,993)	(19,965)	(7,744)	(5,820)
Total expenses	112,384	74,535	18,683	48,280
Impairment of other assets	(2,228)	—	—	—
Other, net	27,837	15,193	(9,464)	(6,131)
NET LOSS BEFORE TAXES	$(113,768)	$(79,307)	$(35,891)	$(60,231)

In the table below is a summary of the components of our Corporate and Other segment's total expenses for the periods indicated (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Salaries and bonuses	$128,160	$101,839	$22,779	$63,837
Other salary related expenses	18,914	8,435	3,306	4,482
Shared services - payroll allocations	(90,649)	(67,100)	(18,657)	(41,727)
Total salaries, benefits, and related expenses	56,425	43,174	7,428	26,592

Communication and data processing	21,358	12,874	3,015	6,613
Professional fees	23,219	20,824	10,334	16,685
Other general and administrative expenses	18,367	1,621	1,481	1,592
Shared services - general and administrative allocations	(10,523)	(7,081)	(3,694)	(4,412)
Total general and administrative expenses	52,421	28,238	11,136	20,478

Occupancy, equipment rentals, and other office related expenses	3,538	3,123	119	1,210
Total expenses	$112,384	$74,535	$18,683	$48,280

For the year ended December 31, 2022 (Successor) versus the year ended December 31, 2021 (Successor and Predecessor)
Net loss before taxes decreased $1.4 million or 1.2% as a result of the following:
•Salaries, benefits, and related expenses, net of allocations, increased $5.8 million or 11.5%, primarily due to an increase in average headcount, which was 564 for the year ended December 31, 2022 compared to 432 for the 2021 period.

•General and administrative expenses, net of shared services allocations, increased $13.0 million or 33.1%, primarily due to an increase in other general and administrative expenses of $15.3 million and an increase in communication and data processing expenses of $5.5 million. This was partially offset by a decrease to professional fees of $7.9 million related to the Business Combination in the year ended December 31, 2021.
•Other, net, increased $22.1 million primarily due to the remeasurement of the TRA obligations.

NON-GAAP FINANCIAL MEASURES
The Company’s management evaluates performance of the Company through the use of certain non-GAAP financial measures, including Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) per Share.
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
These non-GAAP financial measures should not be considered as an alternative to net income (loss), operating cash flows, or any other performance measures determined in accordance with GAAP. Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) per Share have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of these metrics are: (i) cash expenditures for future contractual commitments; (ii) cash requirements for working capital needs; (iii) cash requirements for certain tax payments; and (iv) all non-cash income/expense items.
Because of these limitations, Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) per Share should not be considered as measures of discretionary cash available to us to invest in the growth of our business or distribute to shareholders. We compensate for these limitations by relying primarily on our GAAP results and using our non-GAAP financial measures only as a supplement. Users of our consolidated financial statements are cautioned not to place undue reliance on our non-GAAP financial measures.
Adjusted Net Income (Loss)
We define Adjusted Net Income (Loss) as consolidated net income (loss) adjusted for:
1.Changes in fair value of loans and securities held for investment due to assumption changes, deferred purchase price obligations (including earnouts and TRA obligations), warrant liability, and minority investments
2.Amortization and impairment of goodwill, intangible assets, and certain other certain long-lived assets
3.Equity-based compensation
4.Certain non-recurring costs
5.Pro-forma income tax provision adjustments to apply the combined corporate statutory tax rates to adjusted consolidated pre-tax income (loss).
Management believes these key financial measures provide an additional view of our performance over the long-term and provide useful information that we use in order to maintain and grow our business. Management considers Adjusted Net Income (Loss) important in evaluating our Company as a whole. This supplemental metric is utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted Net Income (Loss) is not a presentation made in accordance with GAAP, and our definition and use of this measure may vary from other companies in our industry.
Adjusted Net Income (Loss) provides visibility to the underlying operating performance by excluding the impact of certain items that management does not believe are representative of our core earnings. Adjusted Net Income (Loss) may also include other adjustments, as applicable based upon facts and circumstances, consistent with our intent of providing a supplemental means of evaluating our operating performance.

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) adjusted for:
1.Taxes
2.Interest on non-funding debt
3.Depreciation
4.Change in fair value of loans and securities held for investment due to assumption changes, deferred purchase price obligations (including earnouts and TRA obligations), warrant liability, and minority investments
5.Amortization and impairment of goodwill, intangible assets, and certain other long-lived assets
6.Equity-based compensation
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
Adjusted Diluted Earnings (Loss) Per Share
We define Adjusted Diluted Earnings (Loss) Per Share as Adjusted Net Income (Loss) (defined above) divided by the weighted average diluted shares, which includes issued and outstanding Class A Common Stock plus the Class A LLC Units owned by the noncontrolling interest on an if-converted basis.
Analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted Diluted Earnings (Loss) Per Share is not a presentation made in accordance with GAAP, and our definition and use of this measure may vary from other companies in our industry.
The following table provides a reconciliation of net income (loss) to Adjusted Net Income (Loss) and Adjusted EBITDA (in thousands, except for share data):

Reconciliation to GAAP

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) and Adjusted EBITDA
Net income (loss)	$(715,528)	$(1,301,002)	$124,320	$497,913
Add back: Benefit (provision) for income taxes	16,524	20,671	(1,137)	(2,344)
Net income (loss) before taxes	(732,052)	(1,321,673)	125,457	500,257
Adjustments for:
Changes in fair value(1)	334,802	96,308	11,536	58,278
Amortization and impairment of goodwill, intangibles, and other assets(2)	245,858	1,421,759	629	2,583
Equity-based compensation(3)	28,934	31,774	—	—
Certain non-recurring costs(4)	41,788	45,895	6,719	19,372
Adjusted Net Income (Loss) before taxes	(80,670)	274,063	144,341	580,490
Benefit (provision) for income taxes(5)	20,064	(72,664)	(37,529)	(151,545)
Adjusted Net Income (Loss)	(60,606)	201,399	106,812	428,945
Provision (benefit) for income taxes(5)	(20,064)	72,664	37,529	151,545
Depreciation	10,549	7,261	2,163	8,446
Interest expense on non-funding debt	27,631	20,254	7,706	7,686
Adjusted EBITDA	$(42,490)	$301,578	$154,210	$596,622

GAAP PER SHARE MEASURES
Net loss attributable to controlling interest	$(190,682)	$(371,800)	N/A	N/A
Basic weighted average shares outstanding	62,298,532	59,849,638	N/A	N/A
Basic Net Loss per Share	$(3.06)	$(6.21)	N/A	N/A
If-converted method net loss	$(586,588)	$(1,243,621)	N/A	N/A
Diluted weighted average shares outstanding	188,236,513	190,597,249	N/A	N/A
Diluted Net Loss per Share	$(3.12)	$(6.52)	N/A	N/A

NON-GAAP PER SHARE MEASURES
Adjusted net income (loss)	$(60,606)	$201,399	$106,812	$428,945
Diluted weighted average shares outstanding	188,236,513	190,597,249	191,200,000	191,200,000
Adjusted Diluted Earnings (Loss) per Share	$(0.32)	$1.06	$0.56	$2.25
Book equity	$404,841	$1,083,010	$844,386	$794,271
Ending diluted shares	187,876,657	189,448,936	191,200,000	191,200,000
Book Equity per Diluted Share	$2.15	$5.72	$4.42	$4.15
(1) Changes in Fair Value - The adjustment for changes in fair value includes changes in fair value of loans and securities held for investment, deferred purchase price obligations, warrant liability, and minority investments.
Changes in fair value of loans and securities held for investment - This adjustment relates to changes in the significant market or model input components of the fair value for loans and securities which are held for investment, net of related liabilities. We include an adjustment for the significant market or model input components of the change in fair value because, while based on real observable and/or predicted changes in drivers of the valuation of assets, they may be mismatched in any given period with the actual change in the underlying economics or when they will be realized in actual cash flows. We do not record this change as a separate component in our financial records, but have generated this information based on modeling and certain assumptions. Changes in fair value of loans and securities held for investment include changes in fair value and related hedge gains and losses for the following MSR, loans held for investment, and related liabilities:
1.Reverse mortgage loans held for investment, subject to HMBS related obligations, at fair value;
2.Mortgage loans held for investment, subject to nonrecourse debt, at fair value;
3.Mortgage loans held for investment, at fair value;
4.Debt securities, at fair value;
5.MSR, at fair value;
6.HMBS related obligations, at fair value; and
7.Nonrecourse debt, at fair value.
The adjustment for changes in fair value of loans and securities held for investment due to assumption changes is calculated based on changes in fair value associated with the above assets and liabilities calculated in accordance with GAAP, excluding the period-to-date estimated impact of the change in fair value attributable to current period additions and the change in fair value attributable to portfolio run-off, net of hedge gains and losses, and any securitization expenses incurred in securitizing our mortgage loans held for investment, subject to nonrecourse debt. This adjustment represents changes in accounting estimates that are measured in accordance with U.S. GAAP. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices, or discrete events affecting specific borrowers, and such differences could be material. Accordingly, this number should be understood as an estimate and the actual adjustment could vary if our modeling is incorrect.
Change in Fair Value of Deferred Purchase Price Obligations - We are obligated to pay contingent consideration to sellers of acquired businesses based on future performance of acquired businesses (Earnouts) as well as realization of tax benefits from the Business Combination (TRA Obligation). Change in fair value of deferred purchase price obligations represents impacts to revenue or expense due to changes in the estimated fair value of expected payouts as a result of changes in various assumptions, including future performance, timing and realization of tax benefits, and discount rates.
Change in Fair Value of Minority Investments - The adjustment to minority equity investments and debt investments is based on the change in fair value, which is an item that management believes should be excluded when discussing our ongoing and future operations. Although the change in fair value of minority equity investments and debt investments is a recurring part of our business, we believe the adjustment is appropriate as the fair value fluctuations from period to period may make it difficult to analyze core-operating trends.
Change in Fair Value of the Warrant Liability - The adjustment to the warrant liability is based on the change in fair value, which is an item that management believes should be excluded when discussing our ongoing and future operations. Although the change in fair value of the warrant liability is a recurring part of our business, the change in fair value is unrealized, and we believe the adjustment is appropriate as the fair value fluctuations from period to period may make it difficult to analyze core-operating trends.
(2) Amortization and impairment of goodwill, intangibles, and other assets - includes amortization and impairment of intangibles recognized from various business combinations, and impairment of goodwill and certain other long-lived assets.
(3) Equity-based compensation - Funded 85% by the non-controlling shareholders.
(4) Certain non-recurring costs - This adjustment relates to various one-time expenses and adjustments that management believes should be excluded as these do not relate to a recurring part of the core business operations. These items include certain one-time charges including amounts recognized for settlement of legal and regulatory matters, acquisition or divestiture related expenses, and other one-time charges.
(5) Provision for income taxes - We applied an effective combined corporate tax rate to adjusted consolidated pre-tax income (loss) for the respective period to determine the tax effect of adjusted consolidated net income (loss).

Liquidity and Capital Resources
Impact of the Business Combination
FoA is a holding company and has no material assets other than its direct and indirect ownership of Class A LLC Units. FoA has no independent means of generating revenue. FoA Equity may make distributions to its holders of Class A LLC Units, including FoA and the Continuing Unitholders, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRA, and dividends, if any, declared by it. Deterioration in the financial condition, earnings, or cash flow of FoA Equity and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, the terms of our financing arrangements, including financing lines of credit and senior notes, contain covenants that may restrict FoA Equity and its subsidiaries from paying such distributions, subject to certain exceptions. In addition, some of our subsidiaries are subject to various regulatory capital and minimum net worth requirements as a result of their mortgage origination and servicing activities. Further, FoA Equity is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FoA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FoA Equity are generally subject to similar legal limitations on their ability to make distributions to FoA Equity.
Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution.
TRA
In connection with the Business Combination, concurrently with the Closing, the Company entered into the TRA with certain owners of FoA Equity prior to the Business Combination (the "TRA Parties"). The TRA generally provides for payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of units in connection with or following the Business Combination and certain distributions with respect to units, (ii) the Company’s utilization of certain tax attributes attributable to Blackstone Tactical Opportunities Associates - NQ L.L.C., a Delaware limited partnership, shareholders, and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to making payments under the TRA. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state, and local tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits.
The payments that FoA may make under the TRA are expected to be substantial. The payments under the TRA are not conditioned upon continued ownership of FoA or FoA Equity by the Continuing Unitholders.
The Company accounts for the effects of these increases in tax basis and associated payments under the TRA arising from exchanges in connection with the Business Combination as follows:
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
The Company records obligations under the TRA resulting from exchanges subsequent to the Business Combination, as they occur, at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in capital. If the Company determines that it is no longer probable that a related contingent payment will be required based on expected future cash flows, a reversal of the liability will be recorded through earnings. For the year ended December 31, 2022, the Company determined that the contingent payment is no longer probable of occurring, which is consistent with the Company’s need to record the associated valuation allowance against the deferred tax assets (for more information regarding the valuation allowance see Note 29 - Income Taxes) and has recorded an adjustment through other, net, in the Consolidated Statements of Operations to release the previously estimated contingent TRA liabilities.
As of December 31, 2022 and December 31, 2021, the Company had a liability of $3.8 million and $29.4 million, respectively, which is included in deferred purchase price liabilities within payables and other liabilities in the Consolidated Statements of Financial Condition.
Sources and Uses of Cash
Our primary sources of funds for liquidity include: (i) payments received from the sale or securitization of loans; (ii) payments from the liquidation or securitization of our outstanding participating interests in loans; and (iii) advances on warehouse facilities, other secured borrowings, and the unsecured senior notes.
Our primary uses of funds for liquidity include: (i) funding of borrower advances and draws on outstanding loans; (ii) originations of loans; (iii) payment of operating expenses; (iv) repayment of borrowings and repurchases or redemptions of outstanding indebtedness, and (v) distributions to shareholders for the estimated taxes on pass-through taxable income.
Our cash flow from operating activities when combined with net proceeds from our portfolio financing activities, as well as capacity through existing facilities, provide adequate resources to fund our anticipated ongoing cash requirements. We rely on these facilities to fund operating activities. As the facilities mature, we anticipate renewal of these facilities will be achieved. Future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities, and, if necessary, future access to capital markets. We continue to optimize the use of balance sheet cash to avoid unnecessary interest-carrying costs.
Cash Flows
The following table presents net cash provided by (used in) operating activities, investing activities and financing activities (in thousands) for the year ended December 31, 2022 (Successor) and the comparable 2021 and 2020 periods:

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Net cash provided by (used in):
Operating activities	$1,407,819	$(214,630)	$118,043	$(686,090)
Investing activities	(1,819,075)	(1,103,411)	(312,047)	(875,107)
Financing activities	225,214	1,154,965	307,695	1,717,862
Our cash decreased by $186.2 million for the year ended December 31, 2022 (Successor) compared to a decrease of $49.5 million during the comparable period in 2021.
Operating Cash Flow
Net cash provided by (used in) operating activities totaled $1.4 billion for the year ended December 31, 2022 (Successor) and $(96.6) million for the comparable period in 2021.
Cash flows from operating activities increased by $1.5 billion for the year ended December 31, 2022 (Successor) compared to the corresponding 2021 period. The increase was primarily attributable to a $957.3 million increase in proceeds from the sale of loans held for sale, net of cash used for originations, and a $339.8 million increase in cash provided by changes in operating assets and liabilities.
Investing Cash Flow
Net cash used in investing activities totaled $1.8 billion for the year ended December 31, 2022 (Successor) and $1.4 billion for the comparable period in 2021.
The increase of $403.6 million in cash used in our investing activities during the year ended December 31, 2022 (Successor) compared to the 2021 period was primarily attributable to a $1.1 billion increase in cash used for purchases and originations of loans held for investment, net of proceeds/payments on those loans. Cash outflows from investing activities were partially offset by an increase of $153.8 million in proceeds/payments on loans held for investment subject to nonrecourse debt, net of cash used for originations, and a $464.0 million increase in proceeds from the sales of mortgage servicing rights.
Financing Cash Flow
Net cash provided by financing activities totaled $224.7 million for the year ended December 31, 2022 (Successor) and $1.5 billion for the comparable period in 2021.
The decrease of $1.2 billion in cash provided by our financing activities during the year ended December 31, 2022 (Successor) compared to the 2021 period was primarily driven by a $2.3 billion decrease in proceeds from other financing lines of credit, net of payments, and a $116.2 million decrease in proceeds from the securitizations of loans, subject to HMBS related obligations, net of payments. These decreased cash outflows from financing activities were partially offset by an $810.1 million increase in proceeds from the issuance of nonrecourse debt, net of payments. Additionally, the decrease in net cash provided by our financing activities was further offset by a $203.2 million financing outflow related to the settlement of contingently redeemable noncontrolling interest in connection with the Business Combination and member distributions of $75.0 million paid in the 2021 period.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratio requirements, and profitability requirements. These covenants are measured at our operating subsidiaries. The Company was in compliance with or obtained waivers or amendments to the terms of financial covenants as of December 31, 2022.
Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio, and liquidity requirements established by FHA for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to our operating subsidiaries, FAM and FAR, which are licensed sellers/servicers of the respective GSEs. As of December 31, 2022 and December 31, 2021, we were in compliance with all of our seller/servicer financial requirements for FHA and Ginnie Mae. For additional information see Note 32 - Liquidity and Capital Requirements within the consolidated financial statements.
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
•Tangible Net Worth is defined as total equity less goodwill, intangible assets, affiliate receivables, and certain pledged assets. Effective for the fiscal year 2020, under the Ginnie Mae MBS Guide, the issuers will no longer be permitted to include deferred tax assets when computing the minimum net worth requirement.

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
•Allowable assets for liquidity may include cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, U.S. Treasury Obligations); and unused/available portion of committed servicing advance lines.
The minimum liquidity requirement for Ginnie Mae is defined as follows:
•Maintain liquid assets equal to the greater of $1.0 million or 10 basis points of our outstanding single-family MBS.
•Maintain liquid assets equal to at least 20% of our net worth requirement for HECM MBS.
Liquidity and Going Concern
In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern.
For the year ended December 31, 2022, the Company incurred net losses of approximately $715.5 million, including operational losses in its Mortgage Originations, Commercial Originations, Lender Services, and Portfolio Management business segments. Total revenues generated for 2022 were negatively impacted by macroeconomic factors including persistent high inflation and increased market interest rates. These factors significantly reduced customer demand and compressed margins in our business segments. The Company also observed significantly widened market spreads for assets that we hold for investment at fair value, which combined with higher interest rates, resulted in negative fair value adjustments. These fair value losses recognized in accordance with U.S. GAAP resulted in the Company using cash during 2022 to pay down or repay certain credit facilities. When evaluated in the aggregate, and before consideration of management’s plans, these conditions raise questions as to our ability to meet our obligations and covenants for the twelve-month period from the date of the issuance of the consolidated financial statements.
In order to address the conditions noted above, Management has taken certain actions and is implementing the following plans and actions that we believe will address the Company’s liquidity needs over at least the twelve-month period from the date of the issuance of the consolidated financial statements:
•Disposal of the Mortgage Origination business was completed as of February 28, 2023. This disposal reduces future operating losses and increases liquidity.
•Sale of operating assets in Commercial Originations closed on March 14, 2023. This sale further reduces future operating losses.

•Sale of the Company’s remaining commercial loan and other related assets, which increases liquidity.
•Extension (executed March 13, 2023) of the Company’s revolving working capital lines of credit through May 15, 2024.
•Acquisition of certain business operations (assets and liabilities) of American Advisors Group, is expected to close at the end of the first quarter of 2023. In connection with the closing of the AAG transaction, the Company will pay cash of $10 million and issue approximately $50 million in FoA Equity LLC units as equity consideration to AAG and further, the Company will issue shares to certain existing equity holders in connection with a committed cash equity raise totaling $30 million. The AAG acquisition is expected to increase operating revenues and net cash attributable to its Reverse Originations and Portfolio Management business segments. Refer to Note 39 - Subsequent Events for further details related to the acquisition.
•Sale of Boston National Holdings LLC and Agents National Title Holding Company for a cash purchase price of approximately $100 million (approximately $65 million net of cash on hand), which is expected to close in the second quarter of 2023. Refer to Note 39 - Subsequent Events for further details related to the divestiture.
The Company believes management’s plans, as described above, will provide sufficient liquidity to meet the financial obligations and covenants over at least the twelve-month period from the date the consolidated financial statements are issued and that the execution of these plans is probable.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of December 31, 2022, our debt obligations were approximately $20.2 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
Warehouse Lines of Credit
Mortgage facilities
As of December 31, 2022, our Mortgage Originations segment had $0.5 billion in warehouse lines of credit capacity collateralized by first lien mortgages with $0.1 billion aggregate principal amount drawn through 6 funding facility arrangements with 5 active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible loans to the lender and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2023. Under our facilities, loans are generally transferred at an advance rate less than the principal balance or fair value of the loans (the "haircut"), which serves as the primary credit enhancement for the lender. Five of our warehouse lines of credit are guaranteed by FAH, a wholly-owned subsidiary and the parent holding company to the mortgage business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities ranges from 65% to 100% of the market value or principal balance of the loans. The interest rate on all outstanding facilities is SOFR plus a spread or an alternative short-term index, such as the Bloomberg Short-Term Bank Yield Index, plus applicable margin.

The following table presents additional information about our Mortgage Originations segment's warehouse facilities as of December 31, 2022 (in thousands):

Mortgage Warehouse Facilities	Maturity Date	Total Capacity	December 31, 2022
Committed	February 2023	$100,000	$12,154
Uncommitted	January 2023 - October 2023	375,000	115,581
Total mortgage warehouse facilities		$475,000	$127,735

Reverse mortgage facilities
As of December 31, 2022, our Reverse Originations segment had $1.4 billion in warehouse lines of credit capacity collateralized by first lien mortgages with a $0.6 billion aggregate principal amount drawn through 7 funding facility arrangements with 7 active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these warehouse lines of credit, we generally must transfer and pledge eligible loans, and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2023. Under our facilities, loans are generally transferred at a haircut which serves as the primary credit enhancement for the lender. Three of our warehouse lines of credit are guaranteed by FAH, a wholly-owned subsidiary and the parent holding company to the reverse mortgage business. Since the advances to us are generally for less than the acquisition cost of the loans, we are required to use working capital to fund the remaining portion of the funding required for the loan. The amount of the advance that is provided under the various facilities ranges from 30% to 104% of the market value or principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is LIBOR and SOFR plus applicable margin.
The following table presents additional information about our Reverse Origination segment's warehouse facilities as of December 31, 2022 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	December 31, 2022
Committed	April 2023 - June 2023	$500,000	$225,903
Uncommitted	May 2023 - November 2023	875,000	358,755
Total reverse warehouse facilities		$1,375,000	$584,658
Commercial loan facilities
As of December 31, 2022, our Commercial Originations segment had $0.4 billion in warehouse lines of credit capacity collateralized by first lien mortgages and encumbered agricultural loans with a $0.3 billion aggregate principal amount drawn through 5 funding facility arrangements with 5 active lenders. These facilities are either structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as loan and security agreements pursuant to which the related eligible assets are pledged as collateral for the loan from the related lender, or are collateralized by first lien loans or crop loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we must transfer and pledge eligible loan collateral, and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2023. Under our facilities, loans are generally transferred at a haircut, which serves as the primary credit enhancement for the lender. Four of our warehouse lines of credit are guaranteed by FAH, a wholly-owned subsidiary and the parent holding company to the commercial lending business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities generally ranges from 70% to 90% of the principal balance of the loans. The interest rate on all outstanding facilities is LIBOR, SOFR, and Ameribor, plus applicable margin, or a fixed rate.
The following table presents additional information about our Commercial Origination segment's warehouse facilities as of December 31, 2022 (in thousands):

Commercial Warehouse Facilities	Maturity Date	Total Capacity	December 31, 2022
Committed	April 2023 - November 2023	$150,000	$128,456
Uncommitted	April 2023 - October 2023	216,151	122,857
Total commercial warehouse facilities		$366,151	$251,313
General
With respect to each of our warehouse facilities, we pay certain up-front and/or ongoing fees which can be based on our utilization of the facility. In some instances, loans held by a lender for a contractual period exceeding 45 to 60 calendar days after we originate such loans are subject to additional fees and interest rates.
Certain of our warehouse facilities contain sub-limits for "wet" loans, which allow us to finance loans for a minimal period of time prior to delivery of the note collateral to the lender. "Wet" loans are loans for which the collateral custodian has not yet received the related loan documentation. "Dry" loans are loans for which all the sale documentation has been completed at the time of funding. Wet loans are held by a lender for a contractual period, typically between five and ten business days, and are subject to a reduction in the advance amount.
Interest is generally payable at the time the loan is settled off the line or monthly in arrears and the principal is payable upon receipt of loan sale proceeds or transfer of a loan to another line of credit. The facilities may also require the outstanding principal to be repaid if a loan remains on the line longer than a contractual period of time, which ranges from 45 to 365 calendar days.
Interest on our warehouse facilities vary by facility and may depend on the type of asset that is being financed. The interest rate on all outstanding facilities is LIBOR plus a spread, the prime rate plus a spread, or an alternative short-term index plus a spread.
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
In the event we fail to comply with the covenants contained in any of our warehouse lines of credit, or otherwise were to default under the terms of such agreements, we may be restricted from paying dividends, reducing or retiring our equity interests, making investments, or incurring more debt.
Other Secured Lines of Credit
As of December 31, 2022, our Mortgage, Reverse, and Commercial Originations segments collectively had $0.6 billion in additional secured facilities with $0.5 billion aggregate principal amount drawn through credit agreements or master repurchase agreements with 9 funding facility arrangements and 8 active lenders. These facilities are secured by, among other things, eligible asset-backed securities, home improvement loans, MSR, and HECM tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. One of our facilities was with Podium Mortgage Capital, LLC, who acts as a lender to us and is an affiliate of one of our shareholders, Blackstone, Inc. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under our facilities, we generally transfer the assets at a haircut which serves as the primary credit enhancement for the lender. Seven of these facilities are guaranteed by our wholly-owned subsidiary, FAH, the parent holding company to the mortgage, reverse mortgage, and commercial lending businesses.
The following table presents additional information about our other secured lines of credit for our Mortgage, Reverse, and Commercial Originations segments as of December 31, 2022 (in thousands):

Other Financing Lines of Credit	Maturity Date	Total Capacity	December 31, 2022
Committed	February 2023 - October 2027	$581,419	$491,663
Total other secured lines of credit		$581,419	$491,663

We pay certain up-front and ongoing fees based on our utilization with respect to many of these facilities. We pay commitment fees based upon the limit of the facility and unused fees are paid if utilization falls below a certain amount.
Interest is payable either at the time the loan or securities are settled off the line or monthly in arrears, and principal is payable upon receipt of asset sale proceeds, principal distributions on the underlying pledged securities or transfer of assets to another line of credit, and upon the maturity of the facility.
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with or has received waivers for all financial covenants as of December 31, 2022.
HMBS related obligations
FAR is an approved issuer of HMBS securities that are guaranteed by Ginnie Mae and collateralized by participation interests in HECM insured by the FHA. We originate HECM insured by the FHA. Participations in the HECM are pooled into HMBS securities which are sold into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the accounting definition of a participating interest because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk, and incidental credit risk due to the buyout of HECM assets as discussed below. As a result, the transfers of the HECM do not qualify for sale accounting, and we, therefore, account for these transfers as financings. Holders of participating interests in the HMBS have no recourse against assets other than the underlying HECM loans, remittances, or collateral on those loans while they are in the securitization pools, except for standard representations and warranties and our contractual obligation to service the HECM and the HMBS.
Remittances received on the reverse loans, if any, and proceeds received from the sale of real estate owned, and our funds used to repurchase reverse loans are used to reduce the HMBS related obligations by making payments to the securitization pools, which then remit the payments to the beneficial interest holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned and events of default as stipulated in the reverse loan agreements with borrowers. As an HMBS issuer, FAR assumes certain obligations related to each security it issues. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once they reach certain limits set at loan origination for the maximum UPB allowed. Performing repurchased loans are generally conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements.

As of December 31, 2022, we had HMBS-related borrowings of $11.0 billion and HECM pledged as collateral to the pools of $11.1 billion, both carried at fair value.
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
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include reverse mortgage loans that were previously repurchased out of a HMBS pool ("HECM Buyouts"), fix & flip securitized loans, securitized agricultural loans, and non-agency reverse mortgages. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the Consolidated Statements of Financial Condition as loans held for investment, subject to nonrecourse debt, at fair value, and nonrecourse debt, at fair value. As of December 31, 2022, we had nonrecourse debt-related borrowings of $7.3 billion.
Nonrecourse MSR Financing Liability, at Fair Value
The Company entered into nonrevolving facility commitments with various investors to pay an amount based on monthly cashflows received in respect of servicing fees generated from certain of the Company’s originated or acquired MSR. Under these agreements, the Company has agreed to pay an amount to these parties equal to excess servicing and ancillary fees related to the identified MSR in exchange for an upfront payment equal to the entire purchase price of the identified, acquired, or originated MSR. These transactions are accounted for as financings under ASC 470, Debt. As of December 31, 2022, the Company had an outstanding balance against this commitment of $60.6 million.
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
In accordance with the agreement, FOAF may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium as of the redemption date under the terms of the indenture and accrued and unpaid interest. The redemption price during each of the twelve-month periods following November 15, 2022, November 15, 2023 and at any time after November 15, 2024 is 103.938%, 101.969% and 100%, respectively, of the principal amount plus accrued and unpaid interest thereon. Upon the occurrence of a change of control, the holders of the Notes will have the right to require FOAF to make an offer to repurchase each holder’s Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. FOAF has not redeemed any of the Notes since they were issued in November 2020.
The 7.875% senior unsecured notes contain covenants limiting, among other things, Finance of America Funding LLC’s and its restricted subsidiaries’ ability to incur certain types of additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of Finance of America Funding LLC’s assets. These incurrence-based covenants are subject to important exceptions and qualifications (including any relevant exceptions for the Business Combination). Many of these covenants will cease to apply with respect to the 7.875% senior unsecured notes during any time that the 7.875% senior unsecured notes have investment grade ratings from either Moody’s Investors Service, Inc. or Fitch Ratings Inc. and no default with respect to the 7.875% senior unsecured notes has occurred and is continuing. The Company was in compliance with all required covenants related to the Notes as of December 31, 2022.
FoA’s existing owners or their affiliated entities, including Blackstone and Brian L. Libman, FoA’s founder and chairman, purchased notes in the offering in an aggregate principal amount of $135.0 million.

Contractual Obligations and Commitments
The following table provides a summary of obligations and commitments outstanding as of December 31, 2022 (in thousands).

	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Warehouse lines of credit	$971,201	$971,201	$—	$—	$—
MSR line of credit	43,348	—	—	43,348	—
Other secured lines of credit	440,820	76,099	12,500	—	352,221
Nonrecourse debt(1)	7,925,283	1,685,944	3,133,003	3,106,336	—
Notes payable	399,402	46,790	352,612	—	—
Operating leases	70,987	16,434	21,010	11,712	21,831
Total	$9,851,041	$2,796,468	$3,519,125	$3,161,396	$374,052
(1) Nonrecourse MSR financing liability is excluded from this balance. See below for additional details related to the nonrecourse MSR financing liability.
In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans in the Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $10.7 billion as of December 31, 2022.
In addition to the above contractual obligations, we have also been involved in the sale of a portion of the excess servicing and/or an agreement to pay certain amounts based on excess servicing cashflows generated on our owned MSR. These transactions are treated as structured financings in the Consolidated Statements of Financial Condition with the recognized proceeds being recorded as nonrecourse MSR financing liability. The timing of the payments of the nonrecourse MSR financing liability is dependent on the payments received on the underlying MSR.
The TRA that was entered into in connection with the Business Combination will require payments to be made that may be significant and are not reflected in the contractual obligations tables set forth above.

CRITICAL ACCOUNTING ESTIMATES
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, we have identified several policies that, due to the judgment, estimates, and assumptions inherent in those policies, are critical to an understanding of the consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 5 - Fair Value within the consolidated financial statements. We believe that the judgment, estimates, and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the consolidated financial statements to these critical accounting policies, the use of other judgments, estimates, and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of loans held for investment, subject to HMBS related obligations, at fair value (ii) the valuation of loans held for investment, subject to nonrecourse debt, at fair value (iii) the valuation of loans held for investment, at fair value (iv) the valuation of HMBS related obligations, at fair value, and (v) valuation of nonrecourse debt, at fair value.
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
Commercial Loans Held for Investment, at Fair Value
We have elected to account for all outstanding commercial loans held for investment at fair value. Outstanding commercial loans include originated Fix & Flip loans, consisting of short-term loans for individual real estate investors, with terms ranging from 9-31 months for which we intend to hold to maturity.

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
Mortgage Loans Held for Sale, at Fair Value
We have elected to account for all mortgage loans held for sale at fair value. Mortgage loans held for sale represent mortgage loans originated by the Company and held until sold to secondary market investors. Changes in fair value of mortgage loans held for sale are included in gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations.
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
Mortgage Servicing Rights, at Fair Value
We account for retained and acquired MSR in accordance with ASC 860, Transfers and Servicing. Under this method, servicing assets are measured at fair value on a recurring basis with changes in fair value recorded through earnings in the period of the change as a component of fee income in the Consolidated Statements of Operations.
The fair value of the MSR is based upon the present value of the expected future net cash flows related to servicing these loans. For MSR that we have current commitments to sell to third parties, the fair value is based on the outstanding commitment price. We receive a base servicing fee based on the remaining outstanding principal balances of the loans, which are collected from borrowers on a monthly basis. We determine the fair value of the MSR by the use of a discounted cash flow model that incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues, and other assumptions (including costs to service) that management believes are consistent with the assumptions other similar market participants use in valuing the MSR.
HMBS Obligations, at Fair Value
We have elected to account for all outstanding HMBS obligations at fair value. The HMBS obligation considers the obligation to pass FHA-insured cash flows through to the beneficial interest holders (repayment of the secured borrowings) of the HMBS securities and the servicer and issuer obligations of the Company.
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
New Accounting Pronouncements
Refer to Note 2 - Summary of Significant Accounting Policies within the consolidated financial statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects in the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our principal market risk is interest rate risk, primarily to changes in long-term Treasury rates and mortgage interest rates due to their impact on mortgage-related assets and commitments. Changes in short-term interest rates will also have an impact on our warehouse financing lines of credit.
Interest Rate Risk
Changes in interest rates will impact our operating segments as follows:
Portfolio Management
•an increase in interest rates could generate an increase in delinquency, default, and foreclosure rates resulting in an increase in both higher servicing costs and interest expense on our outstanding debt.
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
We actively manage the risk profile of IRLCs and loans held for sale on a daily basis and enter into forward sales of MBS in an amount equal to IRLCs expected to close assuming no change in mortgage interest rates.
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
The fair value of certain of our outstanding mortgage loans and related liabilities, MSR, and certain investments are valued utilizing a discounted cash flow analysis. The primary assumptions we utilize in these models include prepayment speeds, market discount rates, and credit default rates.
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

	December 31, 2022
	Down 25 bps	Up 25 bps
	(in thousands)
Increase (decrease) in assets
Reverse mortgage loans held for investment, subject to HMBS related obligations	$22,361	$(22,370)
Mortgage loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	99,535	(98,119)
Fix & flip mortgage loans	508	(506)
Agricultural loans	129	(129)
Mortgage loans held for investment:
Reverse mortgage loans	9,462	(9,440)
Fix & flip mortgage loans	315	(314)
Mortgage loans held for sale:
Residential mortgage loans	350	(398)
SRL	178	(175)
Portfolio	116	(115)
MSR	(1,439)	1,540
Other assets	332	(332)
Derivative assets:
IRLCs and LPCs	595	(677)
Forward MBS and TBAs	(941)	1,057
Interest rate swaps and futures contracts	(12,095)	12,095
Total assets	$119,406	$(117,883)

Increase (decrease) in liabilities
HMBS related obligation	$19,956	$(19,967)
Nonrecourse debt	71,284	(77,277)
Derivative liabilities:
IRLCs and LPCs	(5,395)	5,699
Forward MBS and TBAs	41	(35)
Total liabilities	$85,886	$(91,580)

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm (BDO USA, LLP, Philadelphia, PA PCAOB ID#243)	111
Consolidated Statements of Financial Condition as of December 31, 2022 and 2021	115
Consolidated Statements of Operations for the Successor year ended December 31, 2022 and nine months ended December 31, 2021 and the Predecessor three months ended March 31, 2021 and year ended December 31, 2020	117
Consolidated Statements of Comprehensive Income (Loss) for the Successor year ended December 31, 2022 and nine months ended December 31, 2021 and the Predecessor three months ended March 31, 2021 and year ended December 31, 2020	118
Consolidated Statements of Equity for the Successor year ended December 31, 2022 and nine months ended December 31, 2021 and the Predecessor three months ended March 31, 2021 and year ended December 31, 2020	119
Consolidated Statements of Cash Flows for the Successor year ended December 31, 2022 and nine months ended December 31, 2021 and the Predecessor three months ended March 31, 2021 and year ended December 31, 2020	122
Notes to Consolidated Financial Statements	124

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Finance of America Companies Inc.
Plano, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Finance of America Companies Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for year ended December 31, 2022 and for the period from April 1, 2021 to December 31, 2021 (“Successor”), the period from January 1, 2021 to March 31, 2021 (“Predecessor”), and the year ended December 31, 2020 (“Predecessor”), and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021 (“Successor”), and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 1, 2021 to December 31, 2021 (“Successor”), the period from January 1, 2021 to March 31, 2021 (“Predecessor”), and the year ended December 31, 2020 (“Predecessor”), in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2023, expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Fair Value of Certain Reverse Mortgage Loans and Related Obligations
As described in Note 5 to the Company’s consolidated financial statements, the Company’s balance of reverse mortgage loans classified as Loans Held for Investment, Subject to HMBS related obligations, at Fair Value, and Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value, were $11.1 billion and $7.1 billion, and the Company’s balance of HMBS Related Obligations, at Fair Value, and Nonrecourse Debt, at Fair Value were $11.0 billion and $7.2 billion as of December 31, 2022. The Company has elected to account for these assets and liabilities at fair value and determines the fair value by estimating the fair value of future cash flows associated with the assets and liabilities.
The fair value of the reverse mortgage loans and the related obligations are classified as Level 3 in the valuation hierarchy, and a significant unobservable assumption used in the valuation of reverse mortgage loans and related obligations is the yield spread component of the discount rates.
We have identified the yield spread component of the discount rates used in the valuation of reverse mortgage loans and related obligations as a critical audit matter because of (i) the significant judgments made by management in determining the yield spread component of the discount rates and (ii) the high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of the yield spread component of the discount rates, including specialized skill and knowledge needed.
The primary procedures we perform to address this critical audit matter included:
•Utilizing personnel with specialized skill and knowledge in valuation to assist in assessing the reasonableness of the methodology utilized by management to determine the discount rate, including the basis for the yield spread component.
•Assessing the reasonableness of the yield spreads by (i) by evaluating the relevancy and reliability of the sources of the yield spread information, (ii) agreeing the yield spread information to supporting documentation, (iii) testing the accuracy of the supporting documentation and (iv) proving the arithmetic accuracy of the calculation of the yield spreads utilized in the determination of the discount rate.
•Utilizing personnel with specialized skill and knowledge in valuation to assist in assessing the reasonableness of the yield spread premiums used in valuing the Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value and the HMBS Related Obligations, at Fair Value by comparing the fair value of the HMBS related obligations to market-based information, and by comparing the Company’s yield spreads to yield spreads utilized by third-party valuation providers.
•Utilizing personnel with specialized skill and knowledge in valuation to assist in assessing the reasonableness of the yield spreads used in valuing the Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value and the related Nonrecourse Debt, at Fair Value by comparing the yield spreads utilized to yield spreads implied by observed transactions, and by comparing changes in yields spreads over time to changes in relevant benchmark spreads.
Liquidity and Going Concern
As described in Note 2 to the consolidated financial statements, the Company’s financial statements are prepared in accordance with GAAP assuming the Company will continue to operate as a going concern. The Company has incurred net losses, and revenues generated for 2022 were negatively impacted by macroeconomic factors including persistent high inflation and increased market interest rates. These factors significantly reduced customer demand and compressed margins in its business segments. The Company also observed significantly widened market spreads for assets that are held for investment at fair value, which combined with higher interest rates, resulted in negative fair value adjustments.
We identified the evaluation of the Company’s ability to continue to meet its obligations and covenants for the twelve-month period from the date of the issuance of the consolidated financial statements as a critical audit matter. There is judgement necessary in determining the probability of future outcomes of certain management plans and assumptions within management’s cash flow forecasts to address the conditions noted above. Auditing these elements involved a high degree of auditor judgment and an increased amount of effort to address these matters.

The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness of the assumptions utilized within management’s cash flow forecast, including, but not limited to, (i) comparing information and assumptions to historic amounts and recent trends, (ii) comparing information to operating plans and other supporting documents, and (iii) considering current economic and industry information to determine whether this evidence supported these forecasts.
•Evaluating the probability of certain management plans by (i) examining the signed agreements and assessing the contractual requirements, including the regulatory and other conditions which are precedent to closing the transactions, (ii) examining public filings and press releases, if available, and iii) considering current economic and industry information to determine whether this evidence supported management’s plans.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2021.
Philadelphia, Pennsylvania
March 16, 2023

Consolidated Financial Statements

Finance of America Companies Inc. and Subsidiaries Consolidated Statements of Financial Condition (In thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$97,361	$141,238
Restricted cash	180,075	322,403
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities ("HMBS") related obligations, at fair value	11,114,100	10,556,054
Loans held for investment, subject to nonrecourse debt, at fair value	7,454,638	6,218,194
Loans held for investment, at fair value	907,998	1,031,328
Loans held for sale, at fair value	315,978	2,052,378
Mortgage servicing rights ("MSR"), at fair value, $60,562 and $142,435 subject to nonrecourse MSR financing liability, respectively	95,096	427,942
Derivative assets	2,354	48,870
Fixed assets and leasehold improvements, net	19,015	29,256
Intangible assets, net	374,555	602,900
Other assets, net	311,485	358,383
TOTAL ASSETS	$20,872,655	$21,788,946

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$10,996,755	$10,422,358
Nonrecourse debt, at fair value (includes amounts due to related parties of $0 and $142,435, respectively)	7,343,177	6,111,242
Other financing lines of credit	1,455,369	3,347,442
Payables and other liabilities	273,111	471,511
Notes payable, net (includes amounts due to related parties of $46,790 and $0, respectively)	399,402	353,383
TOTAL LIABILITIES	20,467,814	20,705,936
Commitments and Contingencies (Note 25)
EQUITY (Note 38)
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 67,681,856 and 65,013,569 shares issued, respectively, and 63,423,356 and 60,755,069 shares outstanding, respectively	6	6
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized; 14 and 15 shares issued and outstanding, respectively	—	—
Additional paid-in capital	888,488	831,620
Accumulated deficit	(634,295)	(443,613)
Accumulated other comprehensive loss	(273)	(110)
Noncontrolling interest	150,915	695,107
TOTAL EQUITY	404,841	1,083,010
TOTAL LIABILITIES AND EQUITY	$20,872,655	$21,788,946
See accompanying notes to consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Consolidated Statements of Financial Condition (In thousands)
The following table presents the assets and liabilities of the Company's consolidated variable interest entities ("VIEs"), which are included in the Consolidated Statements of Financial Condition above, and excludes retained bonds and beneficial interests that eliminate in consolidation.

	December 31, 2022	December 31, 2021
ASSETS
Restricted cash	$173,714	$311,652
Loans held for investment, subject to nonrecourse debt, at fair value	7,340,528	6,099,607
Other assets, net	75,977	67,593
TOTAL ASSETS	$7,590,219	$6,478,852

LIABILITIES
Nonrecourse debt, at fair value	$7,175,857	$5,857,069
Payables and other liabilities	757	428
TOTAL LIABILITIES	$7,176,614	$5,857,497

NET CARRYING VALUE OF ASSETS SUBJECT TO NONRECOURSE DEBT	$413,605	$621,355

See accompanying notes to consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except share data)

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
REVENUES
Gain on sale and other income from loans held for sale, net	$211,018	$564,525	$291,334	$1,178,995
Net fair value gains on loans and related obligations	104,194	341,750	76,663	311,698
Fee income	362,130	386,065	161,371	389,869
Net interest expense:
Interest income	47,636	43,925	12,661	42,584
Interest expense	(151,737)	(107,694)	(34,366)	(123,001)
Net interest expense	(104,101)	(63,769)	(21,705)	(80,417)
TOTAL REVENUES	573,241	1,228,571	507,663	1,800,145

EXPENSES
Salaries, benefits, and related expenses	663,325	768,105	238,530	868,265
Occupancy, equipment rentals, and other office related expenses	28,389	23,389	7,597	29,621
General and administrative expenses	456,901	392,262	127,187	395,871
TOTAL EXPENSES	1,148,615	1,183,756	373,314	1,293,757
IMPAIRMENT OF GOODWILL, INTANGIBLES, AND OTHER ASSETS	(192,509)	(1,380,630)	—	—
OTHER, NET	35,831	14,142	(8,892)	(6,131)
NET INCOME (LOSS) BEFORE INCOME TAXES	(732,052)	(1,321,673)	125,457	500,257
Provision (benefit) for income taxes	(16,524)	(20,671)	1,137	2,344
NET INCOME (LOSS)	(715,528)	(1,301,002)	124,320	497,913
Contingently redeemable noncontrolling interest ("CRNCI")	—	—	4,260	(21,749)
Noncontrolling interest	(524,846)	(929,202)	201	1,274
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(190,682)	$(371,800)	$119,859	$518,388

EARNINGS PER SHARE (Note 36)
Basic weighted average shares outstanding	62,298,532	59,849,638	N/A	N/A
Basic net loss per share	$(3.06)	$(6.21)	N/A	N/A
Diluted weighted average shares outstanding	188,236,513	190,597,249	N/A	N/A
Diluted net loss per share	$(3.12)	$(6.52)	N/A	N/A
See accompanying notes to consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) (In thousands)

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
NET INCOME (LOSS)	$(715,528)	$(1,301,002)	$124,320	$497,913
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	(163)	(110)	(11)	60
TOTAL COMPREHENSIVE INCOME (LOSS)	(715,691)	(1,301,112)	124,309	497,973
Less: Comprehensive income (loss) attributable to the noncontrolling interest and CRNCI	(524,955)	(929,278)	4,461	(20,475)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(190,736)	$(371,834)	$119,848	$518,448

See accompanying notes to consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Consolidated Statements of Equity (In thousands)

	FoA Equity Capital LLC Member's Equity	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Predecessor:
Balance at January 1, 2020	$482,719	$(51)	$145	$482,813
Contributions from members	7,500	—	—	7,500
Distributions to members	(380,431)	—	—	(380,431)
Noncontrolling interest contributions	—	—	104	104
Noncontrolling interest distributions	—	—	(1,668)	(1,668)
Net income	518,388	—	1,274	519,662
Foreign currency translation adjustment	—	60	—	60
Balance at December 31, 2020	628,176	9	(145)	628,040
Contributions from members	1,426	—	—	1,426
Distributions to members	(75,000)	—	—	(75,000)
Noncontrolling interest distributions	—	—	(620)	(620)
Net income	119,859	—	201	120,060
Accretion of CRNCI to redemption price	(32,725)	—	—	(32,725)
Foreign currency translation adjustment	—	(11)	—	(11)
Balance at March 31, 2021	$641,736	$(2)	$(564)	$641,170
See accompanying notes to consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Consolidated Statements of Equity (In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Successor:
Balance at April 1, 2021	59,881,714	$6	7	$—	$758,243	$(71,813)	$—	131,318,286	$1,658,545	$2,344,981
Net loss	—	—	—	—	—	(371,800)	—	—	(929,202)	(1,301,002)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	73	73
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(827)	(827)
Equity-based compensation, net	—	—	—	—	52,922	—	—	—	—	52,922
Conversion of LLC Units for Class A Common Stock (Note 38 - Equity)	1,795,197	—	—	—	19,609	—	—	(1,795,197)	(22,939)	(3,330)
Settlement of long-term incentive plan ("LTIP") restricted stock units ("RSUs"), net (Note 38 - Equity)	829,222	—	—	—	8,453	—	—	(829,222)	(10,543)	(2,090)
Settlement of other RSUs	37,383	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 38 - Equity)	(1,788,447)	—	—	—	(7,607)	—	—	—	—	(7,607)
Reorganization of Class A LLC ownership	—	—	8	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(110)	—	—	(110)
Balance at December 31, 2021	60,755,069	$6	15	$—	$831,620	$(443,613)	$(110)	128,693,867	$695,107	$1,083,010

See accompanying notes to consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Consolidated Statements of Equity (In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Balance at December 31, 2021	60,755,069	$6	15	$—	$831,620	$(443,613)	$(110)	128,693,867	$695,107	$1,083,010
Net loss	—	—	—	—	—	(190,682)	—	—	(524,846)	(715,528)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	42	42
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(248)	(248)
Equity-based compensation, net	—	—	—	—	48,342	—	—	—	—	48,342
Conversion of LLC Units for Class A Common Stock (Note 38 - Equity)	491,509	—	—	—	1,147	—	—	(491,509)	(1,230)	(83)
Settlement of LTIP RSUs, net (Note 38 - Equity)	3,749,057	—	—	—	13,086	—	—	(3,749,057)	(17,910)	(4,824)
Settlement of other RSUs (Note 26 - Equity-Based Compensation)	473,783	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 38 - Equity)	(2,046,062)	—	—	—	(5,707)	—	—	—	—	(5,707)
Class B share retirement (Note 38 - Equity)	—	—	(1)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(163)	—	—	(163)
Balance at December 31, 2022	63,423,356	$6	14	$—	$888,488	$(634,295)	$(273)	124,453,301	$150,915	$404,841

See accompanying notes to consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Operating Activities
Net income (loss)	$(715,528)	$(1,301,002)	$124,320	$497,913
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale and other income from loans held for sale, net	(211,018)	(564,525)	(291,334)	(1,178,995)
Unrealized fair value changes on loans, related obligations, and derivatives	(60,260)	(317,296)	(69,283)	(275,485)
Change in fair value of mortgage servicing rights	(23,026)	15,200	(20,349)	(4,562)
Depreciation and amortization	64,991	50,005	5,366	19,327
Change in fair value of nonrecourse MSR financing liability	8,162	2,998	(390)	(798)
Impairment of goodwill, intangibles, and other assets	192,509	1,380,630	—
Deferred income taxes	(16,768)	(23,747)	(128)	(231)
Change in fair value of deferred purchase price liabilities	(11,207)	2,240	29	3,014
Loss on investments	6,925	3,470	9,464	3,838
Equity-based compensation	47,857	71,808	—	—
Non-cash lease expense	6,537	7,324	1,411	3,824
Provision for claims	3,351	7,043	—	3,520
Originations/purchases of loans held for sale	(14,313,496)	(21,843,640)	(8,569,575)	(29,407,723)
Proceeds from sale of loans held for sale	16,174,272	22,438,540	8,878,131	29,628,177
Change in fair value of warrant liability	(4,380)	(12,472)	—	—
Changes in operating assets and liabilities:
Other assets, net	421,323	(275,426)	149,978	17,838
Payables and accrued expenses	(162,425)	144,220	(99,597)	4,253
Net cash provided by (used in) operating activities	1,407,819	(214,630)	118,043	(686,090)

Investing Activities
Purchases and originations of loans held for investment	(6,165,003)	(4,426,519)	(1,151,925)	(3,637,299)
Proceeds/payments received on loans held for investment	2,178,473	2,006,133	677,777	1,822,409
Purchases and origination of loans held for investment, subject to nonrecourse debt	(117,009)	(89,359)	(12,247)	(44,705)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	1,846,937	1,460,257	217,452	913,824
Purchases of debt securities	(11,854)	(4,987)	(557)	(39,264)
Proceeds/payments on debt securities	13,056	3,791	2,096	140,787
Purchases of MSR	—	(16,915)	(9,014)	(14,088)
Proceeds on sale of MSR	473,794	2,061	7,765	—
Acquisition of subsidiaries, net of cash acquired	—	(28,436)	(749)	(197)

Finance of America Companies Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Acquisition of fixed assets	(11,236)	(13,951)	(4,178)	(9,027)
Issuance of notes receivable	(20,000)	—	—	—
Debtor in possession ("DIP") Financing	—	5,600	(35,260)	—
Other investing activities, net	(6,233)	(1,086)	(3,207)	(7,547)
Net cash used in investing activities	(1,819,075)	(1,103,411)	(312,047)	(875,107)

Financing Activities
Proceeds from issuance of HMBS related obligations	2,863,667	2,491,919	602,172	2,051,954
Payments of HMBS related obligations	(2,325,269)	(1,933,388)	(506,142)	(1,943,445)
Proceeds from issuance of nonrecourse debt	3,418,437	2,108,634	579,518	3,074,047
Payments on nonrecourse debt	(1,879,198)	(1,300,720)	(658,300)	(1,637,612)
Proceeds from other financing lines of credit	21,473,732	27,843,799	10,027,696	35,230,187
Payments on other financing lines of credit	(23,365,804)	(27,836,702)	(9,660,588)	(34,969,022)
Issuance of notes payable	87,530	—	—	350,000
Payments on notes payable	(40,740)	—	—	(46,771)
Member distributions	—	—	(75,000)	(380,431)
Settlement of CRNCI	—	(203,216)	—	—
Other financing activities, net	(7,141)	(15,361)	(1,661)	(11,045)
Net cash provided by financing activities	225,214	1,154,965	307,695	1,717,862
Foreign currency translation adjustment	(163)	(110)	(7)	34
Net increase (decrease) in cash and restricted cash	(186,205)	(163,186)	113,684	156,699
Cash and cash equivalents and restricted cash, beginning of period(1)	463,641	626,827	539,363	382,664
Cash and cash equivalents and restricted cash, end of period	$277,436	$463,641	$653,047	$539,363
(1) Difference between beginning cash for the Successor period and ending cash balance for the Predecessor period resulted from cash expense that were considered to have been incurred "on the line."
Supplementary Cash Flows Information
Cash paid for interest	$269,259	$117,965	$50,071	$169,362
Cash paid for income taxes, net	46	2,219	63	1,447
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	11,562	8,828	—	183,578

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
1. Organization and Description of Business
Finance of America Companies Inc. ("FoA," "Company," or "Successor") was incorporated in Delaware on October 9, 2020. FoA is a financial services holding company which, through its operating subsidiaries, is an originator and servicer of residential mortgage loans and provider of complementary financial services.
FoA has a controlling financial interest in Finance of America Equity Capital LLC ("FoA Equity" or "Predecessor"). FoA Equity owns all of the outstanding equity interests in Finance of America Funding LLC ("FOAF"). FOAF wholly owns Finance of America Holdings LLC ("FAH") and Incenter LLC ("Incenter" and collectively, with FoA Equity, FOAF, and FAH, known as "holding company subsidiaries").
The Company, through its FAH holding company subsidiary, operates two lending companies, Finance of America Mortgage LLC ("FAM") and Finance of America Reverse ("FAR") (collectively, the "operating lending subsidiaries"). Effective January 1, 2022, the Company's operating lending subsidiary Finance of America Commercial LLC ("FACo"), which previously operated as a separate operating lending subsidiary under FAH, merged with FAM, with FAM being the surviving operating lending subsidiary. Through FAM and FAR, the Company originates, purchases, sells, and securitizes conventional (conforming to the underwriting standards of Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"); collectively referred to as government sponsored entities ("GSEs")), government-insured (Federal Housing Administration or "FHA"), government guaranteed (Department of Veteran Affairs or "VA"), and non-agency residential and reverse mortgages. FAM (prior to January 1, 2022 through FACo) also originates or acquires a variety of commercial mortgage loans made to owners and investors of single and multi-family residential rental properties, as well as government-insured agricultural loans made to farmers to fund their inputs and operating expenses for the upcoming growing season. Additionally, FAM originates or acquires secured and unsecured home improvement loans or receivables. The Company, through its Incenter holding company subsidiary, has operating service companies (the "operating service subsidiaries" and together with the operating lending subsidiaries, the "operating subsidiaries") which provide lender services, title insurance services, secondary markets advisory services, mortgage trade brokerage, appraisal, and capital management services to customers in the residential mortgage, student lending, and commercial lending industries. Incenter operates a foreign branch in the Philippines for fulfillment transactional support.
Organizational Updates
On October 20, 2022, the Board of Directors (the “Board”) of the Company authorized a plan to discontinue the operations of the Company’s Mortgage Originations segment, other than the Home Improvement channel (the “Disposition”). The Disposition commenced in the fourth quarter of 2022 and was completed on February 28, 2023. Refer to Note 39 - Subsequent Events for additional information.
On December 6, 2022, the Company entered into an asset purchase agreement with American Advisors Group ("AAG"). Also on December 6, 2022, concurrently with the execution of the asset purchase agreement, FAR entered into a Servicing Rights Purchase and Sale Agreement (the “MSR Purchase Agreement”) and a Loan Sale Agreement (the “Mortgage Loan Purchase Agreement” and collectively with the asset purchase agreement and MSR Purchase Agreement, the “AAG Transaction”) with AAG. As of December 31, 2022, the AAG Transaction has not closed and is expected to be consummated in the first quarter of fiscal 2023.
On February 1, 2023, the Company's indirect subsidiary, Incenter, entered into an agreement to sell one hundred percent of (i) the issued and outstanding shares of capital stock of Agents National Title Holding Company (“ANTIC”), a direct subsidiary of Incenter and an indirect subsidiary of the Company, and (ii) the issued and outstanding membership interests of Boston National Holdings LLC (“BNT”), a direct subsidiary of Incenter and an indirect subsidiary of the Company (collectively, the “Incenter Transaction”). The Company has historically included the operations of ANTIC and BNT in its Lender Services operating segment. Refer to Note 39 - Subsequent Events for additional information.
On February 19, 2023, the Company's indirect subsidiary, FAH, entered into an agreement to sell certain operational assets of FAM, operating as FACo (the "FACo Transaction"). The Company has historically included the operations of FACo in its Commercial Originations operating segment. Refer to Note 39 - Subsequent Events for additional information.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements comprise the financial statements of FoA and its controlled subsidiaries for the Successor year ended December 31, 2022 and nine months ended December 31, 2021 and the financial statements of FoA Equity and its controlled subsidiaries for the Predecessor period from January 1, 2021 to March 31, 2021 and the year ended December 31, 2020. The consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for financial statements and pursuant to the accounting and disclosure rules and regulations of the SEC. In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations for such periods in accordance with U.S. GAAP.
On October 12, 2020, the Company, Replay and FoA Equity entered into the Transaction Agreement pursuant to which Replay agreed to combine with FoA Equity in a series of transactions that resulted in the formation of FoA as a publicly traded company on the New York Stock Exchange ("NYSE"), and FoA controlling FoA Equity (collectively, the "Business Combination"). At the Closing on April 1, 2021 (the "Closing Date"), Replay domesticated into a Delaware corporation and FoA was formed. See Note 4 - Acquisitions for additional information.
The consolidated financial statements include the accounts of the Predecessor, prior to the Business Combination, which was determined to be FoA Equity, a limited liability company that was formed in July 2020. Prior to the Business Combination, FoA Equity was a wholly-owned subsidiary of UFG Holdings LLC ("UFG"). FoA Equity owned all of the outstanding equity interests or had a controlling financial interest in FOAF. FAH and Incenter LLC were wholly-owned subsidiaries of FOAF, and are included in the consolidated financial statements along with their consolidated operating lending subsidiaries and operating service subsidiaries. See Note 1 - Organization and Description of Business for additional information.
Liquidity and Going Concern
The Company’s financial statements are prepared in accordance with GAAP assuming the Company will continue to operate as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.
In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern.
For the year ended December 31, 2022, the Company incurred net losses of approximately $715.5 million, including operational losses in its Mortgage Originations, Commercial Originations, Lender Services, and Portfolio Management business segments. Total revenues generated for 2022 were negatively impacted by macroeconomic factors including persistent high inflation and increased market interest rates. These factors significantly reduced customer demand and compressed margins in our business segments. The Company also observed significantly widened market spreads for assets that we hold for investment at fair value, which combined with higher interest rates, resulted in negative fair value adjustments. These fair value losses recognized in accordance with U.S. GAAP resulted in the Company using cash during 2022 to pay down or repay certain credit facilities. When evaluated in the aggregate, and before consideration of management’s plans, these conditions raise questions as to our ability to meet our obligations and covenants for the twelve-month period from the date of the issuance of the consolidated financial statements.
In order to address the conditions noted above, Management has taken certain actions and is implementing the following plans and actions that we believe will address the Company’s liquidity needs over at least the twelve-month period from the date of the issuance of the consolidated financial statements:
•Disposal of the Mortgage Origination business was completed as of February 28, 2023. This disposal reduces future operating losses and increases liquidity.
•Sale of operating assets in Commercial Originations closed on March 14, 2023. This sale further reduces future operating losses.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
•Sale of the Company’s remaining commercial loan and other related assets, which increases liquidity.
•Extension (executed March 13, 2023) of the Company’s revolving working capital lines of credit through May 15, 2024.
•Acquisition of certain business operations (assets and liabilities) of American Advisors Group, is expected to close at the end of the first quarter of 2023. In connection with the closing of the AAG transaction, the Company will pay cash of $10 million and issue approximately $50 million in FoA Equity LLC units as equity consideration to AAG and further, the Company will issue shares to certain existing equity holders in connection with a committed cash equity raise totaling $30 million. The AAG acquisition is expected to increase operating revenues and net cash attributable to its Reverse Originations and Portfolio Management business segments. Refer to Note 39 - Subsequent Events for further details related to the acquisition.
•Sale of Boston National Holdings LLC and Agents National Title Holding Company for a cash purchase price of approximately $100 million (approximately $65 million net of cash on hand), which is expected to close in the second quarter of 2023. Refer to Note 39 - Subsequent Events for further details related to the divestiture.
The Company believes management’s plans, as described above, will provide sufficient liquidity to meet the financial obligations and covenants over at least the twelve-month period from the date the consolidated financial statements are issued and that the execution of these plans is probable.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates regarding loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, loans held for investment, loans held for sale, MSR, HMBS related obligations, and nonrecourse debt are particularly subject to change. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices or discrete events affecting specific borrowers, and such differences could be material.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its controlled subsidiaries and certain variable interest entities where the Company is the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity ("VIE") when it has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) exposure to benefits and/or losses that could potentially be significant to the entity. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that the Company became the primary beneficiary through the date that the Company ceases to be the primary beneficiary.
Through December 31, 2021, FoA Equity consolidated the accounts of Finance of America Commercial Holdings LLC ("FACo Holdings"), which was a direct subsidiary of FAH and an indirect parent company of FACo. Through the date of the Business Combination, the noncontrolling interests of FACo Holdings met the definition of contingently redeemable financial instruments for which the ability to redeem was outside the control of the consolidating entity. In connection with the closing of the Business Combination disclosed in Note 4 - Acquisitions, FoA caused FAH to exercise its right under the FACo Holdings Agreement to purchase all of the outstanding Class B Units held by Buy to Rent Platform Holdings, L.P. for a redemption price of $203.2 million in satisfaction of the applicable Hurdle Amount under the FACo Holdings Agreement. Effective January 1, 2022, the Company's operating lending subsidiary, FACo, which previously operated as a separate operating lending subsidiary under FAH, merged with FAM, with FAM being the surviving operating lending subsidiary.
Business Combinations
The Company applies the acquisition method to all transactions and other events in which the entity obtains control over one or more other businesses. Assets acquired and liabilities assumed are measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized at the acquisition date and re-

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
measured at fair value in each subsequent reporting period. Goodwill is recognized if the consideration transferred exceeds the fair value of the net assets acquired.
Under Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"), there is an option to apply push-down accounting, which establishes a new basis for the assets and liabilities of the acquired company based on a “push-down” of the acquirer’s stepped-up basis. The push-down accounting election is made in the reporting period in which the change in control event occurs. FoA elected push-down accounting for the Business Combination and recorded the push-down entries at FoA Equity.
On December 6, 2022, the Company entered into a definitive agreement with American Advisors Group, a California corporation, to acquire certain assets and assume certain liabilities. Upon closing of the transaction, the assets acquired and liabilities assumed will be measured at fair value and recognized in the Consolidated Statements of Financial Condition in accordance with ASC 805. As of December 31, 2022, the transaction has not closed.
Discontinued Operations and Assets Held for Sale
The Company classifies assets and liabilities as held for sale when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn.
In accordance with ASC 205, Presentation of Financial Statements, we classify operations as discontinued when they meet all the criteria to be classified as held for sale and when the sale represents a strategic shift that will have a major impact on our financial condition and results of operations.
On February 1, 2023, the Company entered into the Incenter Transaction, as defined in Note 1, and on February 19, 2023, the Company entered into the FACo Transaction, as defined in Note 1. Refer to Note 39 - Subsequent Events for additional information on these transactions. As of December 31, 2022, these transactions had not met all of the criteria outlined above, and these components were therefore considered held and in use.
In accordance with U.S. GAAP, the Company considers a component of the entity that is being exited to be discontinued operations when all operations, including wind down operations, cease. As of December 31, 2022, wind down operations related to the Disposition, as defined in Note 1, were on-going, and, as such, the Disposition did not qualify as discontinued operations. The wind down of operations connected with the Disposition were completed in February 2023.
VIEs
The Company has been the transferor in connection with securitizations or asset-backed financing arrangements with special purpose entities ("SPE"), in which the Company has continuing involvement with the underlying transferred financial assets. The Company’s continuing involvement includes acting as servicer for the mortgage loans transferred and retaining beneficial interests in the SPE to which the assets were transferred.
The Company evaluates its interests in each SPE for classification as a VIE in accordance with ASC 810-10 Consolidation-Overall. When an SPE meets the definition of a VIE and the Company determines that it is the VIE's primary beneficiary, the Company includes the SPE in its consolidated financial statements.
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

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
The Company elected the fair value option provided for by ASC 825-10, Financial Instruments-Overall. This option was applied for the nonrecourse debt issued by the consolidated VIE.
See Note 3 - Variable Interest Entities and Securitizations for further discussion of VIEs in which the Company is deemed to be the primary beneficiary.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are with high quality financial, governmental, or corporate institutions and potentially subject the Company to concentrations of credit risk.

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$97,361	$141,238
Restricted cash	180,075	322,403
Total cash, cash equivalents, and restricted cash in statement of cash flows	$277,436	$463,641
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
Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
The Company elected the fair value option provided for by ASC 825-10, Financial Instruments-Overall. A home equity conversion mortgage ("HECM") is a reverse mortgage loan available to homeowners aged 62 or older that allows conversion of a portion of the home’s equity into cash. The HECM loan terms do not have a defined maturity date or a scheduled repayment of principal and interest. Interest rates are tied to an index plus a margin that ranges up to three percentage points. Interest compounds over the life of the loan and is not paid by the borrower until the loan is repaid. HECM loans include a monthly mortgage insurance premium ("MIP") that is payable to FHA. The MIP amount is typically calculated as 1.25% of the mortgage balance for loans originated prior to October 2, 2017 and 0.5% for loans originated after October 2, 2017 and accretes to the borrower’s loan balance over the life of the loan. As the issuer, the Company is responsible for remitting the MIP to FHA.
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
Once a loan has become due and payable, unsecuritized borrower advances cannot be placed into a Government National Mortgage Association ("Ginnie Mae" or "GNMA") HMBS. Generally, the Company recovers such advances (referred to as unpoolable tails) from borrowers, from proceeds of liquidation of collateral or ultimate disposition of the loan, including conveyance of claims to FHA.
If the loan is not paid within six months of the maturity event, the Company may proceed with foreclosure on the property. A loan may be satisfied by borrower repayment, sales or appraisal-based claim submissions to the U.S. Department of Housing and Urban Development ("HUD"), and/or foreclosure sale proceeds. If the Company sells the property within six months, it may file a sales-based claim with HUD to recover any shortfall between the sales price of the property and the outstanding loan balance. If the property is not sold within six months, the Company may file an appraisal-based claim with HUD to recover any shortfall between the appraised value and the outstanding loan balance. Once the appraisal based claim is paid by HUD, any subsequent expenses or loss in the property’s value exposes the Company to additional losses that may not be eligible to be recouped through the filing of an additional HUD claim.

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
Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. In addition to having to fund repurchase of these loans out of Ginnie Mae HMBS, the Company also typically earns a lower interest rate and incurs certain non-reimbursable costs during the process of liquidating nonperforming loans. Loans purchased out of Ginnie Mae HMBS are recorded in loans held for investment or loans held for investment, subject to nonrecourse debt, in the Consolidated Statements of Financial Condition at their fair value reflective of proceeds of liquidation of collateral or ultimate disposition of the loan.
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
See Note 5 - Fair Value for further discussion of valuation of loans held for investment, subject to HMBS related obligations.
Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Loans held for investment, subject to nonrecourse debt, at fair value, are loans that were securitized and serve as collateral for the issued nonrecourse debt, including HECM Buyouts, agricultural securitized loans, fix & flip securitized loans, and non-agency reverse mortgages that were securitized into trusts that meet the definition of a VIE and were consolidated or did not qualify for true sale accounting. The Company has determined that it has both the power to direct the activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company has elected the fair value option for all loans held for investment and determines the fair value, on a recurring basis, based on discounted cash flow ("DCF") models. The difference between the cost basis of newly originated or acquired loans, and their estimated fair value is recognized in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. See Note 5 - Fair Value for further discussion of valuation of loans held for investment, subject to nonrecourse debt.
The yield recognized on loans held for investment, subject to nonrecourse debt, at fair value and changes in estimated fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield recognized includes the contractual interest income that is expected to be collected based on the stated interest rates of the loans.
Loans Held for Investment, at Fair Value
Loans held for investment, at fair value, consists of certain reverse mortgage and commercial mortgage loans that the Company intends to hold to maturity. The Company has elected the fair value option for all loans held for investment and determines the fair value, on a recurring basis, based on DCF models. These valuations require the use of judgment by the Company and changes in assumptions can have a significant impact on the determination of the loan’s fair value. The difference between the cost basis of newly originated or acquired loans, and their estimated fair value is recognized in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. See Note 5 - Fair Value for further discussion of valuation of loans held for investment.
The yield recognized on loans held for investment and changes in estimated fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield recognized includes the contractual interest income that is expected to be collected based on the stated interest rates of the loans.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Reverse Mortgage Loans
Reverse mortgage loans held for investment consists of originated or purchased HECM and non-agency reverse mortgage loans not yet securitized, unsecuritized tails, and certain HECM purchased out of Ginnie Mae HMBS, which the Company intends to hold to maturity.
HECM loans and tails that have not yet been securitized into HMBS consist primarily of newly-issued HECM that the Company has either originated or purchased, subsequent borrower draws, and amounts paid by the Company on the borrower's behalf for MIP that have not yet been transferred to a Ginnie Mae securitization.
Non-agency reverse mortgage loans are typically designated for homeowners aged 62 or older, with higher priced homes. However, certain non-agency reverse mortgage loan products are designated for homeowners aged 55 or older. The minimum home value is $400 thousand and the maximum loan amount is $4 million. Non-agency reverse mortgage loans are not insured by the FHA and will not be placed into a Ginnie Mae HMBS; however, the Company may transfer or pledge these assets as collateral for securitized nonrecourse debt obligations.
The Company, as an issuer of HMBS, is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount ("MCA") (referred to as HECM Buyouts). Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within 75 days of repurchase. Nonperforming repurchased loans are generally liquidated through foreclosure, subsequent sale of the real estate owned, and claim submissions to HUD.
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
Loan origination fees represent an up-front fee charged to a borrower for processing the HECM or non-agency reverse mortgage application and are recorded in fee income in the Consolidated Statements of Operations as they are received when a loan is successfully funded. Costs to originate loans are recognized as incurred and recorded in general and administrative expenses in the Consolidated Statements of Operations.
Certain HECM and non-agency reverse mortgage loans originated or acquired by the Company include broker compensation or correspondent fees. These premiums are remitted to the mortgage broker or correspondent lender who acted as the intermediary for the reverse mortgage. Broker compensation and correspondent fees are recorded on a net basis in net fair value gains on loans and related obligations and therefore are not separately presented in the Consolidated Statements of Operations.
Commercial Mortgage Loans
Commercial mortgage loans held for investment primarily consist of short-term loans for real estate investors and agricultural loans for farmers.
Loans Held for Sale, at Fair Value
Loans held for sale, at fair value, represent mortgage loans originated by the Company and held until sold to secondary market investors. The Company primarily originates conventional GSEs, government insured (FHA), and government guaranteed (VA) residential mortgage loans (collectively "residential mortgage loans held for sale") and commercial mortgage loans to owners and investors of single and multi-family residential rental properties ("commercial loans held for sale").
The Company elected the fair value option provided for by ASC 825-10, Financial Instruments-Overall. Loans held for sale are measured at fair value at the time of origination and on a recurring basis thereafter. Gains and losses on loans held for sale are recorded in gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations. The yield recognized includes the contractual interest income that is expected to be collected based on the stated interest rates of the loans.
In connection with the Company's election to measure originated loans held for sale at fair value, any fees recognized in relation to originated loans are recognized as they are received and are included in fee income in the

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Consolidated Statements of Operations. Direct loan origination costs and fees are expensed when incurred and are included in general and administrative expenses in the Consolidated Statements of Operations.
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
Commercial Loans Held for Sale
Commercial loans held for sale are typically warehoused for a period after origination or purchase before sale into the secondary market. The Company estimates fair value by evaluating a variety of market indicators, including recent sales of similar product types and outstanding commitments, calculated on an aggregate basis. The yield recognized on commercial loans held for sale and changes in estimated fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations.
MSR, at Fair Value
MSR represent contractual rights to perform specific administrative functions for the underlying loans including specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance, and otherwise administrating the mortgage loan servicing portfolio. MSR are created through the sale of an originated mortgage loan or purchased from third parties. The unpaid principal balance ("UPB") of the loans underlying the MSR is not included in the Consolidated Statements of Financial Condition. For servicing retained in connection with the securitization of reverse mortgage loans accounted for as secured financings, an MSR is not recognized. The fair value of future servicing revenue net of servicing costs related to reverse mortgage loans is included in the fair value of the underlying loan.
The Company follows the fair value measurement method to record the value of MSR in accordance with ASC 860, Transfers and Servicing. Under this method, servicing assets are measured at fair value on a recurring basis with changes in fair value recorded through earnings in the period of the change as a component of fee income in the Consolidated Statements of Operations.
The fair value of the MSR is based upon the present value of the expected future net cash flows related to servicing these loans. For MSR that the Company has current commitments to sell to third parties, the fair value is based on the outstanding commitment price. The Company receives a base servicing fee based on the remaining outstanding principal balances of the loans, which are collected from borrowers on a monthly basis. The Company determines the fair value of the MSR by the use of a DCF model that incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues, and other assumptions (including costs to service) that management believes are consistent with the assumptions other similar market participants use in valuing the MSR.
The primary risk associated with MSR is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. At times, the Company may utilize derivatives as economic hedges to offset changes in the fair value of the MSR resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments. There is also a risk of valuation decline due to higher than expected increases in default rates, which the Company does not believe can be effectively managed using derivatives.
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

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Interest Rate Lock Commitments ("IRLCs")
IRLCs represent an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. The IRLC binds the Company (subject to the loan approval process) to lend funds to a potential borrower at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. The Company uses mandatory and best efforts commitments to substantially mitigate these risks. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.
IRLCs that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance ASC 815, Derivatives and Hedging ("ASC 815"). Loan commitments that are derivatives are recognized at fair value in the Company's Consolidated Statements of Financial Condition in derivative assets or payables and other liabilities, with changes in their fair values recorded in gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations.
The fair value of the Company’s IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of the Company's IRLCs are based on prices of mortgage-backed securities ("MBS") in the market place and the value of the related mortgage servicing.
Forward Loan Sale Commitments
The Company is subject to interest rate and price risk on its loans held for sale, at fair value, and IRLCs from the date the IRLC is made until the date the loan is sold. Mandatory commitments which fix the forward sales price that will be realized in the secondary market are used to substantially mitigate the interest rate and price risk to the Company.
The Company carefully evaluates all loan sale agreements to determine whether they meet the definition of a derivative under the derivatives and hedging accounting guidance under ASC 815. To mitigate the price risk the Company is exposed to on its outstanding loan commitments, the Company uses “mandatory delivery” forward loan sale commitments to manage the risk of potential interest rate movements and their impact on the value of the underlying mortgage loans. Mandatory delivery contracts that meet the definition of a derivative are accounted for as derivative instruments. Accordingly, forward loan sale commitments are recognized at fair value in the Consolidated Statements of Financial Condition in derivative assets or payables and other liabilities with changes in their fair values recorded in gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations. The fair value is determined on a recurring basis based on forward prices with dealers in such securities or internally-developed or third party models utilizing observable market inputs.
To Be Announced Securities
To Be Announced Securities ("TBAs") are "forward delivery" securities considered derivative instruments under derivatives and hedging accounting guidance ASC 815. The Company uses TBAs to protect against the price risk inherent in derivative loan commitments. TBAs are valued based on forward dealer marks from the Company's approved counterparties. The Company utilizes internal and third party market pricing services which compile current prices for instruments from market sources, and those prices represent the current executable price. TBAs are recorded at fair value in the Consolidated Statements of Financial Condition in derivative assets and payables and other liabilities, with changes in fair value recorded in gain on sale and other income from loans held for sale, net, and net fair value gains on loans and related obligations in the Consolidated Statements of Operations.
Best Efforts Commitments
The Company uses best efforts commitments with various investors to mitigate the risk associated with loans held for sale, at fair value, and interest rate lock commitments. The Company is exposed to counterparty risk with its best efforts commitments in the event that the counterparty cannot take delivery of the underlying mortgage loan. Best Efforts Commitments are recorded at fair value in the Consolidated Statements of Financial Condition in derivative assets and payables and other liabilities, with changes in fair value recorded in gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Forward MBS Commitments
Periodically, the Company uses forward MBS commitments to hedge changes in the value of MSR. MSR are subject to substantial interest rate risk as the mortgage loans underlying the servicing rights permit the borrowers to prepay the loans. The Company may at times enter into economic hedges, which do not qualify as hedges for accounting purposes, including forward contracts to minimize the effects of loss in value of these MSR associated with increased prepayment activity that generally results from declining interest rates. Forward MBS commitments are recorded at fair value in the Consolidated Statements of Financial Condition in derivative assets and payables and other liabilities, with changes in fair value recorded in gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations.
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
Interest Rate Swaps and Futures Contracts
The Company also enters into interest rate swaps and futures contracts to offset changes in the value of its non-agency reverse mortgage loans, commercial loans and MSR. The Company has not designated its interest rate swaps and futures contracts as hedges for accounting purposes. These interest rate swaps and futures contracts are accounted for as derivatives and recorded at fair value as derivative assets or as a component of payables and other liabilities in the Consolidated Statements of Financial Condition. Realized and unrealized changes in fair value of interest rate swaps and futures contracts are recorded in gain on sale and other income from loans held for sale, net, and net fair value gains on loans and related obligations in the Consolidated Statements of Operations. Certain of the trade counterparties contain margin call provisions that, upon notice from the counterparty, require us to transfer cash to eliminate any margin deficit. A margin deficit will generally result from any decline in market value of the assets subject to the related hedging transaction. Margin deposits are presented in other assets, net, in the Consolidated Statements of Financial Condition. See Note 12 - Derivative and Risk Management Activities for further discussion of derivative assets and liabilities. The Company does not account for margin deposits as an offset against the reported derivative assets or liabilities.
Fixed Assets and Leasehold Improvements, Net
Fixed assets are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related office lease or the expected useful life of the assets. The Company capitalizes certain costs associated with the acquisition of internal-use software and amortizes the software over its estimated useful life, commencing at the time the software is placed in service. The Company reviews fixed assets and leasehold improvements for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment related to fixed assets and leasehold improvements is recorded in impairment of goodwill, intangibles, and other assets in the Consolidated Statements of Operations.
Goodwill
Goodwill is the excess of the purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but is reviewed for impairment annually as of October 1 and monitored for interim triggering events on an ongoing basis. If triggering events occur, which indicate goodwill might be impaired between annual tests, goodwill will be tested when such events occur. In making this assessment, the Company considers a number of factors including, but not limited to, operating results, business plans, economic projections, share price, and anticipated future cash flows. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. In testing goodwill for impairment, the Company performs a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, the Company will compare the fair value of that reporting unit with its carrying value including goodwill. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
implied fair value of that goodwill. Impairment related to goodwill is recorded in impairment of goodwill, intangibles, and other assets in the Consolidated Statements of Operations.
Intangible Assets, Net
Intangible assets, net, primarily consist of trade names and broker/customer relationships acquired through various acquisitions and the Business Combination and recorded at their estimated fair value on the date of acquisition. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense of definite-lived intangibles is included in general and administrative expenses in the Consolidated Statements of Operations. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment related to intangible assets is recorded in impairment of goodwill, intangibles, and other assets in the Consolidated Statements of Operations.
Leases
The Company evaluates all leases at inception under ASC 842, Leases ("ASC 842") and classifies the lease as either an operating or a finance lease. The Company currently only has operating leases.
Operating lease right-of-use ("ROU") assets represent the Company’s right to use an underlying asset during the lease term. ROU assets are further adjusted for lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses in the Consolidated Statements of Operations. The Company recognizes variable lease payments associated with the Company’s leases when the variability is resolved. Variable lease payments are recorded in occupancy, equipment rentals, and other office related expenses in the Consolidated Statements of Operations along with expenses arising from fixed lease payments. The Company reviews ROU assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment related to ROU assets is recorded in impairment of goodwill, intangibles, and other assets in the Consolidated Statements of Operations. See Note 20 - Leases for more information.
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
Other Assets, Net
Other assets, net, consist of ROU assets, receivables, net of allowance, retained bonds, at fair value, government guaranteed receivables, prepaid expenses, servicer advances, net of allowance, investments, loans subject to repurchase from Ginnie Mae, debt securities, deposits, receivable from clearing organization, and other. The components of other assets, net, are detailed in Note 15 - Other Assets, Net.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Debt Securities
Debt securities consists of U.S. government securities, securities backed by collateral pools of non-agency mortgages that are not insured by the FHA, and other debt securities. The Company accounts for debt securities in accordance with ASC 320, Investments-Debt and Equity Securities. The Company determines the classification of securities at purchase. The Company classifies debt securities into held-to-maturity, trading, or available-for-sale categories. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and, unless elected to be carried at fair value, are carried at amortized cost adjusted for amortization of premiums and accretion of discounts amortized over the contractual term of the securities in a method that approximates the interest method.
The Company has elected to account for certain debt securities at fair value under the fair value option provisions included in ASC 825, Financial Instruments. The election is made on an instrument-by-instrument basis and is irrevocable. Changes in fair value of these securities are included as a component of net fair value gains on loans and related obligations in the Consolidated Statements of Operations.
Receivables, Net of Allowance
Receivables, net of allowance, are represented by amounts due from investors and other parties and are stated at the amounts management expects to collect. If the Company expects to collect less than 100% of the recorded receivable balances, an allowance for doubtful accounts is recorded based on the current expected credit loss methodology which includes a combination of historical experience, aging analysis, information on specific balances and reasonable and supportable forecasts.
Government Guaranteed Receivables, Net
The Company accounts for foreclosed mortgage loans guaranteed by the government as a separate receivable. These amounts are carried at the net amounts the Company expects to receive from the liquidation of the underlying property and any expected claim proceeds from HUD for shortfall on liquidation proceeds.
Outstanding HUD claims associated with HECM loans that are collateral for issued and outstanding HMBS may be retained inside the HMBS while the associated HECM loan remains insured by HUD or a HUD claim is outstanding and the HECM loan has not yet reached 98% of the loan's MCA. Subsequent to reaching 98% of the MCA, the Company must purchase the loan out of the HMBS.
Servicer Advances, Net of Allowance
The Company is required under certain servicing contracts to ensure that property taxes, insurance premiums, foreclosure costs, and various other items are paid in order to preserve the assets being serviced. Generally, the Company recovers such advances from borrowers for reinstated or performing loans, proceeds of liquidation of collateral or ultimate disposition of the loan, credit owners or loan insurers.
Investments
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
The Company has elected to account for certain of its investments at fair value under the fair value option provisions included in Financial Accounting Standards Board ("FASB") ASC 825, Financial Instruments. See Note 5 - Fair Value for the information regarding the effects of applying the fair value option to the Company's financial instruments in the consolidated financial statements.
Equity securities with a readily determinable fair value are required to be measured at fair value, with changes in fair value recognized through net income. Equity securities without readily determinable fair value are carried at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Loans Subject to Repurchase from Ginnie Mae
For certain loans that the Company has pooled and securitized with Ginnie Mae, the Company as the issuer has the right to repurchase, with Ginnie Mae's prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the right to repurchase a delinquent loan, the Company has effectively regained control over the loan and, under GAAP, must re-recognize the loan in the Consolidated Statements of Financial Condition and establish a corresponding liability regardless of the Company's intention to repurchase the loan.
Receivable from Clearing Organization
The Company clears all of its proprietary and all of its customer transactions from its broker-dealer transactions through another broker-dealer on a fully disclosed basis. Securities transactions are recorded on the trade date as if they had settled. The related amounts receivable and payable for unsettled securities transactions, along with contractual deposits are recorded in other assets, net, in the Consolidated Statements of Financial Condition.

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
As an issuer of HMBS, the Company is obligated to service the HECM loan and associated HMBS, which includes funding the repurchase of the HECM loans or pass through of cash due to the holder of the beneficial interests in the Ginnie Mae HMBS upon maturity events and certain funding obligations related to monthly guarantee fees, mortgage insurance proceeds, and partial month interest.
As an issuer, the Company is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the MCA. The Company is also required to pay off the outstanding remaining principal balance of secured borrowings if certain triggering events are reached prior to the 98% of MCA limit, such as death of borrower and completion of foreclosure. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within 75 days of repurchase. Nonperforming repurchased loans are generally liquidated through foreclosure, subsequent sale of real estate owned, and claim submissions to HUD. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. The Company relies upon its secured financing facilities (see Note 18 - Other Financing Lines of Credit) and operating cash flows, to the extent necessary, to repurchase loans. The timing and amount of the Company’s obligation to repurchase HECM is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan.
Performing repurchased loans are conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements. In addition to having to fund repurchases, the Company may sustain losses during the process of liquidating the loans. The issuer is also required to fund guarantee fees to Ginnie Mae, MIP to the FHA, and is obligated to fund partial month interest resulting from shortfalls in interest received from borrower payoffs to the holders of the HMBS beneficial interests. Estimated cash flows associated with these obligations are included in the HMBS related obligations, at fair value, in the Consolidated Statements of Financial Condition.
The Company has elected to record the HMBS related obligations at fair value. The estimated fair value is generally determined by discounting expected principal, interest, and other servicing or issuer obligation cash flows using an estimated market discount rate that management believes a market participant would consider in determining fair value.
See Note 5 - Fair Value for further discussion of valuation of HMBS related obligations.
The yield on HMBS related obligations along with any changes in fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield on the HMBS related obligations includes recognition of contractual interest expense based on the stated interest rates of the HMBS beneficial interests.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, is debt of consolidated VIE securitization trusts or nonconsolidated funds that provide nonrecourse financing for MSR. The consolidated VIE loans initially transferred to the securitization trust and the MSR designated to nonconsolidated funds serve as collateral for the nonrecourse debt, and the principal and interest cash flows from these loans serve as the sole source of repayment.
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
Commercial Mortgage Loans
The Company issues nonrecourse debt securities secured by mortgage loans made to real estate investors. The transactions provide debt security holders the ability to invest in a pool of loans secured by investment real estate. The Company issues nonrecourse debt securities secured by agricultural loans made to investors. The transactions provide the Company with access to liquidity for the agricultural loans and ongoing management fees.
Nonrecourse MSR Financing Liability
The Company has agreements with third parties and has sold beneficial interests in the servicing fees generated from certain of its originated or acquired MSR. Under these agreements, the Company has agreed to sell to the third parties the right to receive all excess servicing and ancillary fees related to the identified MSR in exchange for an upfront payment equal to the entire purchase price of the acquired or originated MSR.
The Company elected to measure the outstanding financings related to the nonrecourse MSR financing liability at fair value as permitted under ASC 825, Financial Instruments, with all changes in fair value recorded as a charge or credit to fee income in the Consolidated Statements of Operations. The fair value on the nonrecourse MSR financing liability is based on the present value of the future expected discounted cash flows paid to the third parties with the discount rate approximating current market value for similar financial instruments. See Note 34 - Related-Party Transactions for additional information regarding the nonrecourse MSR financing liability.
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
Payables and Other Liabilities
Payables and other liabilities consist of accrued compensation expense, accrued liabilities, lease liabilities, deferred purchase price liabilities, Ginnie Mae reverse mortgage buyout payable, derivative liabilities, deferred tax liability, net, estimate of claim losses, repurchase reserves, liability for loans eligible for repurchase from Ginnie Mae, and

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
warrant liability. The components of payables and other liabilities are detailed in Note 19 - Payables and Other Liabilities.
Deferred Purchase Price Liabilities
As a result of business acquisitions, the Company has recorded contingent liabilities based upon expected future payouts. In accordance with ASC 805, the Company measures any contingent consideration related to business combinations at fair value, and adjusts the reported amount each period with the change in fair value recorded in other, net, in the Consolidated Statements of Operations.
Estimate of Claim Losses
The Company offers medical, dental, and other benefits to its employees. Certain of these medical benefit plans are self-funded by the Company, whereby the Company pays actual claims made by its employees. Any employee-paid portion of these benefits are withheld by the individual operating entities and remitted back to the Company on a monthly basis. In addition, the Company has a stop-loss insurance policy in place which reimburses the Company for extraordinary claims. The Company estimates incurred but not reported obligations, including any existing and future claims, related to these self-funded benefits on a quarterly basis. The estimated claims are recorded based upon current and future claims expected to be received. In addition, the Company has engaged a third party actuary to validate the reasonableness of the existing estimated claims.
The Company is occasionally named as a defendant in claims concerning alleged errors or omissions pertaining to the issuance of title policies or the performance of escrow services. The Company assesses pending and threatened claims to determine whether losses are probable and reasonably estimable in accordance with ASC 450, Contingencies. To the extent losses are deemed probable and reasonably estimable, the Company will establish an accrual for those losses based on historical experience and analysis of specific claim attributes.
This liability also includes amounts determined on the basis of claim evaluation, estimates for reported losses and estimates for losses incurred but not reported related to the Company's title and settlement services subsidiary. These estimates are continually reviewed and updated. Any adjustments are reflected currently. Accordingly, loss and loss adjustment expenses are charged to income as incurred. Management believes the liability for loss and loss adjustment expenses is adequate; however, the ultimate liability may be in excess of or less than the amounts provided.
Repurchase Reserve
The Company has exposure to potential mortgage loan repurchases and indemnifications in its capacity as a seller of mortgage loans. The estimation of the liability for probable loss related to repurchase and indemnification obligations considers: (i) specific, nonperforming loans where the Company has received a repurchase or indemnification request and believes it will be required to repurchase the loan or indemnify the investor for any losses; and (ii) an estimate of probable future repurchase or indemnification obligations for standard representation and warranty provisions, early payment defaults, or other recourse obligations. The Company establishes an initial reserve at fair value for expected losses relating to loan sales at the date the loans are derecognized from the Consolidated Statements of Financial Condition, which is recorded as a component of gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations.
Warrant Liability
The Company accounts for warrants for the Company’s Class A Common Stock at fair value within payables and other liabilities in the Consolidated Statements of Financial Condition because the warrants do not meet the criteria for classification within equity. The warrants are subject to remeasurement at each statement of financial condition date and any change in fair value is recognized within other, net, in the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Tax Receivable Agreement Obligation
In connection with the Business Combination, concurrently with the Closing, the Company entered into Tax Receivable Agreements ("TRA") with certain owners of FoA Equity prior to the Business Combination (the "TRA Parties"). The TRA generally provide for payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of units in connection with or following the Business Combination and certain distributions with respect to units, (ii) the Company’s utilization of certain tax attributes attributable to Blackstone Tactical Opportunities Associates - NQ L.L.C., a Delaware limited partnership, shareholders ("Blocker GP"), and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to making payments under the TRA. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state and local tax that the Company would otherwise be required to pay in the future, although the Internal Revenue Service may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits.
The payments under the TRA are not conditioned upon continued ownership of FoA or FoA Equity by the Continuing Unitholders.
The Company accounts for the effects of these increases in tax basis and associated payments under the TRA arising from exchanges in connection with the Business Combination as follows:
•records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted U.S. federal and state tax rates at the date of the exchange;
•to the extent we estimate that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, the Company reduces the deferred tax asset with a valuation allowance; and
•initial measurement of the obligations was at fair value on the date of the Business Combination, and is remeasured at fair value each reporting period, with any changes in fair value recognized in other, net, in the Consolidated Statements of Operations.
The Company records obligations under the TRA resulting from exchanges subsequent to the Business Combination, as they occur, at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in capital. If the Company determines that it is no longer probable that a related contingent payment will be required based on expected future cash flows, a reversal of the liability is recorded through earnings. During 2022, the Company determined that the contingent liability portion of the TRA obligation is no longer probable of occurring, which is consistent with the Company’s need to record the associated valuation allowance against the deferred tax assets (for more information regarding the valuation allowance see Note 24 - Income Taxes), and has recorded an adjustment through other, net, in the Consolidated Statements of Operations to release the previously estimated contingent TRA liabilities.
As of December 31, 2022 and December 31, 2021, the Company had a liability of $3.8 million and $29.4 million, respectively, which is included in deferred purchase price liabilities within payables and other liabilities in the Consolidated Statements of Financial Condition.
Notes Payable, Net
The Company accounts for outstanding notes payable in accordance with ASC 470, Debt. Notes payable are carried at amortized cost. Issuance costs, premiums, and discounts are capitalized as part of the notes payable balance and amortized to interest expense in the Consolidated Statements of Operations over the outstanding life of the note using the effective interest method.
Reinsurance
The Company writes direct premiums and cedes reinsurance with other insurance companies in the normal course of business. Ceded insurance is comprised of excess-of-loss treaties, which protect against losses over defined

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event the assuming insurance companies are unable to meet their obligations under these contracts. Reinsurance is recorded as a contra-revenue within fee income in the Consolidated Statements of Operations.
Comprehensive Income (Loss)
Recognized revenue, expenses, gains, and losses are included in operations. Certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component in the Consolidated Statements of Equity. Such items, along with net income and losses, are components of comprehensive income (loss).
The components of other comprehensive income (loss) are reported in the Consolidated Statements of Comprehensive Income (Loss). For the years ended December 31, 2022, 2021, and 2020, the only component of other comprehensive income (loss) was foreign currency translation adjustments, arising from translation of the foreign branch accounts in Manila, Philippines.
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
Net gains on loans held for sale include realized and unrealized gains and losses on loans held for sale, interest rate lock commitments, and related derivatives. The Company sells mortgage loans into the secondary market, including sales to the GSEs on a servicing-released basis, where the loans are sold to an investor with the associated MSR transferred to the investor or to a separate third party investor. In addition, the Company may opportunistically sell loans on a servicing-retained basis, where the loan is sold and the rights to service that loan are retained. Unrealized gains and losses include fair value gains and losses resulting from changes in fair value in the underlying mortgages, interest rate lock commitments, related derivatives, and retained MSR, from the time of origination to the ultimate sale of the loan or other settlement of those financial instruments.
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
The majority of revenue generated by the Company in connection with originations and servicing are not within the scope of ASC 606, Revenue from Contracts with Customers ("ASC 606").
Based on its evaluation of loan origination fees, the Company has determined that loan origination fees are recorded in fee income in the Consolidated Statements of Operations when a loan is successfully funded, with the related costs recognized in general and administrative expenses when incurred.
The primary components of fee income consist of the following:
Loan Servicing Fees
Loan servicing income represents recurring servicing and other ancillary fees earned for servicing mortgage loans owned by investors. Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
weighted average yield received on the mortgage loans and the amount paid to the investor, less guaranty fees and interest on curtailments. Loan servicing income is receivable only out of interest collected from mortgagors and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected and are included as a component of fee income in the Consolidated Statements of Operations.
In addition to the fees earned from customers, we recognize the gains or losses from changes in fair value of MSR after the sale of the underlying mortgage loans as a component of fee income. To hedge against volatility in the fair value of certain MSR, we enter into various derivative agreements, which may include but are not limited to interest rate swaps and futures contracts. Changes in the fair value of such derivative instruments and the related hedging gains and losses are also included as a component of fee income.
Loan Origination Fees
Loan origination fees are recorded in fee income in the Consolidated Statements of Operations when earned, with the related costs recognized in general and administrative expenses when incurred at the date of origination.
The Company collects from the borrower certain amounts, including underwriting fees, credit reporting fees, loan administration, and appraisal fees. The Company has determined that it is primarily responsible for fulfillment and acceptability for these services, and has discretion in setting the price to the borrower, and therefore these fees should be recognized gross as the Company is the principal for the specified goods and services performed.
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
ANTIC, a subsidiary of the Company, issues title insurance products through a network of title insurance agents throughout the country. Title insurance is a product providing coverage to parties within a real estate transaction according to the respective state regulatory bodies in the United States of America. Insurance premium revenue is recognized from title insurance contracts when the title agents report the issuance of a title insurance policy. The revenue stream falls under Accounting Standards Update ("ASU") 2016-20, Issue 5: Scope of Topic 606 11, which is excluded from ASC 606, Revenue from Contracts with Customers. The scope exceptions to ASC 606 clarify that all contracts within the scope of Topic 944, Financial Services-Insurance, are excluded from the scope of Topic 606. Therefore, ANTIC is considered under Insurance Contracts within the scope of ASC 944-605 which reflects premiums from title insurance contracts shall be considered due from policyholders and, accordingly, recognized as revenue on the effective date of the insurance contract because most of the services associated with the contract have been rendered by that time. However, the binder date is appropriate if the insurance entity is legally or contractually entitled to the premium on the binder date.
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
Other Fee Income
Title and Closing Services: The Company generates revenue by providing title agent and closing services for lenders in connection with loan closings. Specific fees are specified within each lenders/financial institutions’ agreements. While the services are generally performed over a 90-day time frame leading up to and finalized before the date of loan closing, no fees are earned and recorded unless the loan closing occurs. Net fees are issued to the Company at the time of the respective loan closing. The specific good and/or service provided to the customer is the issuance of title insurance policy. The risk in the title issuance lies mostly with the title underwriter of the insurance policy and less on the Company, as the agent, thus the Company determined within step 5 of ASC 606 that the Company does not control the goods or service before it is transferred to the customer. The Company recognizes net revenue at a point in time using the output method, specifically as services are completed in connection with the performance of said obligations. There are two performance obligations, the first is the search and examination of the title of a property, which is performed by the Company on behalf of the underwriter. The second is the issuance of a title insurance policy, which is performed by an independent underwriter. The transaction price is allocated between the

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
performance obligations based on the terms of the transaction agreement. These amounts are included as a component of fee income in the Consolidated Statements of Operations.
Settlement, Appraisal, and Other Services: Settlement, appraisal, and other services include specific real estate transaction services provided to customers to facilitate the origination of mortgage loans. Revenue is recognized when the performance obligations have been satisfied by transferring control of a product or service to a customer in an amount that reflects the consideration that the Company expects to receive. The Company recognizes gross revenue at a point in time using the output method, specifically as services are completed in connection with the performance of said obligations.
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
Transactional Revenue: The Company generates revenue through loan processing activities for in-school students and refinancing existing student loans. Transaction fees are considered revenue from contracts with customers. The Company receives transaction fees for the performance obligation of providing loan application processing and loan facilitation services for the issuing banks. The Company records revenue over time using the output method, specifically when certain milestones are reached in connection with the performance of said obligations. These amounts are included as a component of fee income in the Consolidated Statements of Operations.
Hedge Advisory Services: The Company provides certain valuation and advisory services, which include the development and implementation of a MSR hedging framework, for various independent mortgage banks. Pursuant to these agreements or other governing documents, the Company's maintenance fee (the "maintenance fee") will generally vary between 0.05% and 0.25% of the assets under management per month. The maintenance fee is typically calculated and paid monthly and recognized in the Consolidated Statements of Operations in the period services are provided. In addition to the Company's maintenance fee, the Company may also be entitled to receive incentive compensation (the "at-risk fee") tied to the performance of the MSR portfolio, which will generally vary between 5% and 15% of net gains. The at-risk fee is typically calculated and paid monthly. The Company recognizes gross revenues over time utilizing the output method. These amounts are included as a component of fee income in the Consolidated Statements of Operations.
Other advisory fees: In addition to the management fee and incentive fee, the Company may also receive expense reimbursements from its clients in accordance with applicable advisory or sub-advisory agreements and other governing documents. These may include but are not limited to, reimbursement for expenses associated with legal entity formation and capital raising activities, initial public offering costs, and expenses, fund administration costs, professional fees, securitization costs, custodian and transfer agent costs, and certain other out-of-pocket expenses. To the extent such reimbursements are provided, the Company recognizes these amounts as a component of fee income in the Consolidated Statements of Operations. The Company recognizes gross revenues over time utilizing the output method.
MSR Trade Broker: The Company's one performance obligation for these services is providing brokerage services to its clients. Services include analysis, structuring, marketing, and negotiation of transactions for servicing portfolios in the secondary market. The Company earns revenue based on fees resulting from the trade of MSR assets. Trading of MSR assets is done in two ways: 1) co-issue, flow arrangement for the exit of a pipeline on a per loan basis, and 2) bulk, sale of an entire MSR portfolio. Fees on these brokered trades are based upon a dollar per loan or basis points on UPB of underlying loans. Fees are defined in agreements with clients. Service is completed at the settlement date. The Company recognizes gross revenue at a point in time when the services are performed utilizing the output method. These amounts are included as a component of fee income in the Consolidated Statements of Operations.
OAS and MSR Valuation Services: The Company has one performance obligation for these services which is providing the analytic valuation services specified in the client-specific statement of work. Services are rendered when valuation results are complete and delivered to the client. The Company recognizes gross revenue at a point in

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
time in which the services are performed using the output method. These amounts are included as a component of fee income in the Consolidated Statements of Operations.
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers and, therefore, does not experience significant contract balances. The Company did not have any significant contract balances as of December 31, 2022 and 2021.
The Company has other revenue streams that are considered insignificant to the overall business. These services are negotiated with customers based on separate contracts for each of the respective services. These revenue streams are also recognized over time using the output method and contain only one performance obligation. There is no significant variable consideration or significant judgments or estimates when revenue is recognized for the Company's revenue streams in accordance with ASC 606.
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
Whenever the requirements for sale treatment have not been met due to control over the transferred financial assets not being surrendered, the transferred loans will continue to be held as mortgage loans held for investment, subject to nonrecourse debt, at fair value, and an associated liability is recorded in nonrecourse debt, at fair value, in the Consolidated Statements of Financial Condition.
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
Advertising Costs
Advertising costs are expensed as incurred. For the year ended December 31, 2022, the Company recorded $34.2 million in advertising expense. For the Successor period from April 1, 2021 to December 31, 2021 and Predecessor period from January 1, 2021 to March 31, 2021, the Company recorded $30.8 million and $10.6 million in advertising expense, respectively. For the year ended December 31, 2020, the Company recorded $37.5 million in advertising and related expenses, which are included in general and administrative expenses in the Consolidated Statements of Operations for all periods.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Income Taxes
Prior to the Business Combination, a portion of FoA Equity’s earnings were subject to certain U.S. federal and state taxes. Subsequent to the Business Combination, the portion of earnings allocable to FoA is subject to corporate level tax rates at the federal, state, and local levels. Therefore, the amount of income taxes recorded prior to the Business Combination are not representative of the expenses expected subsequent to the Business Combination.
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
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits." A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents a potential future obligation to the taxing authority for a tax position that was not recognized. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Interest costs and related penalties associated with tax matters are recognized as general and administrative expenses.
Contingencies
The Company evaluates contingencies based on information currently available and will establish accruals for those matters when a loss contingency is considered probable, and the related amount is reasonably estimable. For matters where a loss is believed to be reasonably possible but not probable, no accrual is established, but the nature of the loss contingency and an estimate of the reasonably possible range of loss in excess of amounts accrued, when such estimate can be made, is disclosed. In deriving an estimate, the Company is required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of loss contingencies, including legal contingencies, involves the use of critical estimates, assumptions, and judgments. Whenever practicable, the Company consults with outside experts, including legal counsel and consultants, to assist with the gathering and evaluation of information related to contingent liabilities. It is not possible to predict or determine the outcome of all loss contingencies. Accruals are periodically reviewed and may be adjusted as circumstances change. See Note 25 - Commitments and Contingencies for further discussion.
Seller Earnout
The equity owners of FoA Equity prior to the Closing are entitled to receive an earnout exchangeable for Class A Common Stock if, at any time during the six years following Closing, the volume-weighted average price (the “VWAP”) of Class A Common Stock with respect to a trading day is greater than or equal to $12.50 for any 20 trading days within a consecutive 30-trading-day period ("First Earnout Achievement Date"), 50% of the earnout units issued to sellers (in conjunction with the Sponsor shares defined below, the “Earnout Securities”) will be issued; and if, at any time during the six years following Closing, the VWAP is greater than or equal to $15.00 for any 20 trading days within a consecutive 30-trading-day period ("Second Earnout Achievement Date"), the remaining 50% of the Earnout Securities will be issued.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
The seller earnout is accounted for as contingent consideration and classified as equity. The seller earnout was measured at fair value upon the consummation of the Business Combination, the date of issuance, and is not subsequently remeasured. The settlement of the seller earnout will be accounted for within equity if and when the First or Second Earnout Achievement Date occurs.
Sponsor Earnout
The Company classified the Sponsor Earnout Agreement as an equity transaction measured at fair value upon the consummation of the Business Combination, the date of issuance, and is not subsequently remeasured. Additionally, the settlement of the Sponsor Earnout Agreement will be accounted for within equity if and when the First or Second Sponsor Earnout Achievement Date occurs. See Note 38 - Equity for additional information.
Noncontrolling Interest
Noncontrolling interest represents the Company's noncontrolling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A Common Stock ownership of the Company. Net income (loss) is reduced by the portion of net income (loss) that is attributable to noncontrolling interests as well as special allocations related to the Amended and Restated Long-Term Incentive Plan (“A&R MLTIP”) as defined in the FoA Equity LLC Agreement.
Earnings Per Share
Basic net income (loss) per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the Successor periods. Diluted net income (loss) per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive equity-based compensation awards outstanding during the Successor periods.
For the Predecessor periods, FoA Equity's capital structure consisted of a single class of outstanding membership units which were held by one member, UFG. Therefore, the Company omitted earnings per unit for the Predecessor periods presented due to the limited number of LLC unit holders.
Reclassifications
Certain amounts from the prior year consolidated financial statements have been reclassified to conform to the current year financial presentation.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Recently Issued Accounting Guidance, Not Yet Adopted as of December 31, 2022

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

ASU 2021-01, Reference Rate Reform (Topic 848): Codification Clarification

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	The amendments in this Update provide temporary optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate ("LIBOR") or other interbank offered rates expected to be discontinued.

In January 2021, FASB issued an Update which refines the scope of Topic 848 and clarifies the guidance issued to facilitate the effects of reference rate reform on financial reporting. The amendment permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements and calculating price alignment interest in connection with reference rate reform activities.

In December 2022, the FASB issued ASU 2022-06 that defers the sunset date for applying the reference rate reform relief in Topic 848 to December 31, 2024 (originally December 31, 2022), thereby extending the period over which entities can apply the guidance in ASU 2020-04, which provides “optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.”	TBD	This ASU is effective from March 12, 2020 through December 31, 2024.

The Company continues to monitor the impact associated with reference rate reform, and will apply the amendments in these updates to account for contract modifications due to changes in reference rates once those occur. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.
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

3. Variable Interest Entities and Securitizations
The Company determined that the SPEs created in connection with its securitizations are VIEs. A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests, has both the power to direct the activities that significantly impact the VIE's economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
In February 2022 and August 2022, FAR executed its optional redemption of outstanding securitized notes related to outstanding nonperforming HECM securitizations. As part of the optional redemptions, FAR paid off notes with outstanding principal balances of $488.2 million and $337.4 million, respectively. The notes were paid off at par. As a result of the optional redemptions, FAR is no longer required to consolidate these securitization trusts, and the outstanding loans with unpaid principal balances of $506.6 million and $363.0 million, respectively, were recognized in loans held for investment, at fair value, in the Consolidated Statements of Financial Condition.
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

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Servicing-Securitized Loans
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
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the year ended December 31, 2022, the Successor nine months ended December 31, 2021 or the Predecessor three months ended March 31, 2021. There were $2.5 million realized losses associated with these transferred mortgage loans for the Predecessor year ended December 31, 2020.
The following table presents the assets and liabilities of the Company's consolidated VIEs, which are included in the Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	December 31, 2022	December 31, 2021
ASSETS
Restricted cash	$173,714	$311,652
Loans held for investment, subject to nonrecourse debt, at fair value	7,340,528	6,099,607
Other assets, net	75,977	67,593
TOTAL ASSETS	$7,590,219	$6,478,852

LIABILITIES
Nonrecourse debt, at fair value	$7,479,918	$6,088,298
Payables and other liabilities	757	428
TOTAL VIE LIABILITIES	7,480,675	6,088,726
Retained bonds and beneficial interests eliminated in consolidation	(304,061)	(231,229)
TOTAL CONSOLIDATED LIABILITIES	$7,176,614	$5,857,497
Unconsolidated VIEs
FAM
Hundred Acre Wood Trust
FAM securitizes certain of its interests in agency-eligible residential mortgage loans. The transactions provide investors with the ability to invest in a pool of mortgage loans secured by one-to-four-family residential properties and provide FAM with access to liquidity for these assets and ongoing servicing fees. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. In 2021, FAM executed certain securitizations where FAM's beneficial interest in the securitization is limited to its U.S. Risk Retention Certificates, a 5% eligible vertical interest in the trust. The Company determined that the securitization structures meet the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and that the contractual role as servicer is not a variable interest. The transfer of the loans to the VIEs was determined to be a sale. The Company derecognized the mortgage loans and did not consolidate the trusts.
FAM’s continuing involvement with and exposure to loss from the VIE includes the carrying value of the retained bond, the servicing asset recognized in the sale of the loans, servicing advances in the role as servicer, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the VIE have no

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
recourse to FAM’s assets or general credit. The underlying performance of the mortgage loans transferred has a direct impact on the fair values and cash flows of the beneficial interests held and the servicing asset recognized.
FAR
In December 2022, FAR securitized its interest in certain non-agency reverse mortgage loans where its beneficial interest in the securitization is limited to a 5% eligible vertical interest in the trust. The Company determined that the securitization structures meet the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitization and that the contractual role as servicer is not a variable interest. The transfer of the loans to the VIE was determined to be a sale. The Company derecognized the reverse mortgage loans and did not consolidate the trust.
The Company has outstanding collateral and certificate UPB for securitization trusts for which it was the transferor and that were not consolidated of $1.1 million as of December 31, 2022 and December 31, 2021.
As of December 31, 2022 and December 31, 2021, there were $0.7 million and $0.4 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due.
Cavatica Asset Participation Trust ("CAPT")
In December 2021, CAPT was established for the purpose of securitizing agricultural loans where its beneficial interest in the securitization is limited to its Issuer Residual Interest Certificates, a 5% eligible vertical interest in the trust. The Company determined that the securitization structure meets the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and the Company does not have the power to direct the activities that most significantly affect the economic performance of the VIEs. However, the transfer of the loans to the VIEs was determined not to be a sale. As such, the Company continues to recognize and consolidate the loans and the related nonrecourse liability, with the retained bonds being eliminated against the nonrecourse liability in consolidation. The Company’s continuing involvement with and exposure to loss from the VIE includes the carrying value of the retained bond, the retained loans, debt servicing of the related nonrecourse liability, servicing advances in the role as servicer, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the VIE have no recourse to the Company’s assets or general credit. The underlying performance of the mortgage loans held has a direct impact on the fair values and cash flows of the beneficial interests held.
As of December 31, 2022, the consolidated balance of the agricultural loans transferred to the VIE and the related nonrecourse liability had a fair value of $114.1 million and $106.8 million, respectively. As of December 31, 2021, the consolidated balance of the agricultural loans transferred to the VIE and the related nonrecourse liability had a fair value of $118.6 million and $111.7 million, respectively.

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
The Business Combination was accounted for using the acquisition method with the Company as the accounting acquirer. Under the acquisition method of accounting, the Company’s assets and liabilities were recorded at carrying value, and the assets and liabilities associated with FoA Equity were recorded at estimated fair value as of the Closing Date. The excess of the purchase price over the estimated fair values of the net assets acquired was recognized as goodwill. For accounting purposes, the acquirer is the entity that has obtained control of another entity

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
and, thus, consummated a business combination. The determination of whether control has been obtained begins with the evaluation of whether control should be evaluated based on the variable interest or voting interest model. If the acquiree is a VIE, the primary beneficiary would be the accounting acquirer. FoA Equity met the definition of a VIE, and the Company was determined to be the primary beneficiary.
As a result of the Business Combination, the Company’s financial statement presentation distinguishes FoA Equity as the “Predecessor” through the Closing Date. FoA is the “Successor” for periods after the Closing Date. Revenue and earnings from the date of acquisition to year end are shown as the "Successor" period in the Consolidated Statements of Operations. As a result of the application of the acquisition method of accounting in the Successor period, the consolidated financial statements for the Successor period are presented on a full step-up basis, and are therefore not comparable to the consolidated financial statements of the Predecessor period that are not presented on the same full step-up basis.
The following table summarizes the fair value of consideration transferred, noncontrolling interest equity value, assets acquired, and liabilities assumed in conjunction with the Business Combination (in thousands):

Consideration transferred:
Total cash consideration	$342,270
Blocker rollover equity	221,811
Seller earnout contingent consideration (1)	160,272
Tax receivable agreement obligations to the seller	31,950
Total consideration transferred	756,303
Noncontrolling interest	1,658,545
Total equity value	$2,414,848
Assets acquired:
Cash and cash equivalents	$336,075
Restricted cash	305,292
Loans held for investment, subject to HMBS related obligations, at fair value	10,071,192
Loans held for investment, subject to nonrecourse debt, at fair value	5,291,443
Loans held for investment, at fair value	1,100,544
Loans held for sale, at fair value	2,140,361
MSR, at fair value	267,364
Fixed assets and leasehold improvements, net	26,079
Intangible assets, net (2)	717,700
Other assets, net	404,864
Total assets acquired	$20,660,914
Liabilities assumed:
HMBS related obligations, at fair value	$9,926,131
Nonrecourse debt, at fair value	5,227,942
Other financing lines of credit	3,340,345
Payables and other liabilities	669,048
Notes payable, net	353,924
Total liabilities assumed	19,517,390
Net identifiable assets acquired	1,143,524
Goodwill (3)	$1,271,324

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
(1) Represents the fair market value of earnout shares issued to Sellers, which will be settled with shares of Class A Common Stock and is accounted for as equity classified contingent consideration.
(2) Intangible assets were identified that met either the separability criterion or contractual legal criterion. The indefinite-lived trade names and definite-lived trade names intangible assets represent the values of all the Company’s trade names. The broker/customer relationships intangible asset represents the existing broker/customer relationships.
(3) Goodwill represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired. Goodwill represents future economic benefits arising from acquiring FoA Equity, primarily due to its strong market position and its assembled workforce that are not individually identified and separately recognized as intangible assets. Approximately $85.2 million of the goodwill recognized was expected to be deductible for income tax purposes at the acquisition date.
There were certain payments and transactions expenses contingent on the Closing (i.e. the change-in-control event). The Company made one-time lump sum cash payments totaling $24.0 million to the holders of Phantom Units, and had $5.0 million of transaction expenses related to the Business Combination. Given these payments and expenses were triggered by the successful Closing of the Business Combination, the $29.0 million is considered to have been incurred "on the line", i.e., these payments and expenses are not presented in either the Predecessor or Successor periods.
The following unaudited pro forma financial information presents the results of operations as if the Business Combination had occurred on January 1, 2020. The unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

Identifiable intangible assets	Fair value (in thousands)	Useful life (in years)
Indefinite-lived trade names	$178,000	N/A
Definite-lived trade names	8,800	10
Broker/customer relationships	530,900	8-15
Total	$717,700

	For the year ended December 31,
	2021	2020
Pro forma revenues	$1,736,999	$1,777,444
Pro forma net (loss) income	$(1,173,481)	$295,136
Pro forma net (loss) income attributable to controlling interest	$(344,687)	$70,411
Pro forma net (loss) income attributable to noncontrolling interest	$(828,795)	$224,725
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
The following table sets forth the fair values of the assets acquired in connection with the RAI Transaction (in thousands):

Acquisition date fair value
Loans held for sale, at fair value	$35,226
Intangible assets - Technology	1,890
Goodwill	5,627
Other assets, net	753
Net assets acquired	$43,496

The acquired loans held for sale had a UPB of $36.6 million as of the acquisition date and have been subsequently sold as of December 31, 2021.
Parkside Lending, LLC
On May 14, 2021, in order to further strengthen its position in the wholesale mortgage originations market, the Company acquired certain assets and operations of Parkside Lending, LLC (“Parkside”). The Company acquired certain key contracts and real property leases as well as proprietary materials, intellectual property, and workforce (the “Parkside Transaction”).
The Parkside Transaction met the requirements to be considered a business combination under ASC 805. Parkside’s accounts, affected for adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the date of the Parkside Transaction. The Company has allocated the purchase price to the tangible and identifiable intangible assets based on their estimated fair market values at the date of the Parkside Transaction as required under ASC 805. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill.
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

Acquisition date fair value
Intangible assets - Broker Relationships	$10,200
Goodwill	22,400
Other assets, net	13
Net assets acquired	$32,613
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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy for the Successor year ended December 31, 2022, nine months ended December 31, 2021, or for the Predecessor three months ended March 31, 2021 or year ended December 31, 2020.
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

Instrument	Valuation techniques	Classification of Fair Value Hierarchy
Assets
Loans held for investment, subject to HMBS related obligations(1)
HECM loans - securitized into Ginnie Mae HMBS
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio using conditional prepayment rate ("CPR"), loss frequency and severity, borrower mortality, borrower draw, and discount rate assumptions.
Level 3
Loans held for investment, subject to nonrecourse debt(1)

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

HECM buyouts - securitized (nonperforming)
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using conditional repayment rate, loss frequency, loss severity, and discount rate assumptions.
Level 3
HECM buyouts - securitized (performing)
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using weighted average remaining life, conditional repayment rate, loss severity, and discount rate assumptions.
Level 3
Non-agency reverse mortgage - securitized
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using weighted average remaining life, loan to value, conditional repayment rate, loss severity, home price appreciation, and discount rate assumptions.
Level 3
Fix & flip mortgage loans	This product is valued using a discounted cash flow model utilizing prepayment rate (single monthly mortality or "SMM"), discount rate, and loss rate assumptions.	Level 3
(1) The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided are based upon the range of inputs utilized for each securitization trust.

Loans held for investment
Inventory buy-outs	The fair value of repurchased loans is based on expected cash proceeds of the liquidation of the underlying properties and expected claim proceeds from HUD. The primary assumptions utilized in valuing nonperforming repurchased loans include conditional prepayment rate, loss frequency, loss severity, and discount rate.

	Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution, including assignments to FHA. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and, as servicer, the Company is exposed to losses upon resolution of the loan.	Level 3
Non-agency reverse mortgage	The fair value of non-agency reverse mortgage loans is based on values for investments with similar investment grade ratings and the value the Company would expect to receive if the whole-loans were sold to an investor.

	The Company values non-agency reverse mortgage loans utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio. The primary assumptions utilized in valuing the loans include loan to value, conditional prepayment rate, loss severity, home price appreciation, and discount rate.	Level 3
Fix & flip mortgage loans	This product is valued using a DCF model with prepayment rate (SMM), discount rate, and loss rate assumptions.	Level 3
Agricultural loans	The product is valued using a DCF model with discount rate, prepayment rate, and default rate assumptions.	Level 3
Loans held for sale
Residential mortgage loans
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
Level 2
Single Rental Loan ("SRL")	This product is valued using a DCF model utilizing prepayment rate (CPR), discount rate, and constant default rate ("CDR") assumptions.	Level 3
Portfolio loans	This product is valued using a DCF model utilizing prepayment rate (CPR), discount rate, and default rate (CDR) assumptions.	Level 3
Mortgage Servicing Rights

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

MSR	The Company valued MSR internally through a DCF analysis and calculated using a pricing model. This pricing model is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions such as discount rate and weighted average prepayment speed (CPR).	Level 3
Derivative assets/liabilities
IRLCs	The fair value is derived from the fair value of similar mortgage loans or bonds, which is based on observable market data. Changes to the fair value of IRLCs are recognized based on changes in interest rates, changes in the probability that the commitment will be exercised (pull through rate), and the passage of time. The expected net future cash flows related to the associated servicing of the loan are included in the fair value measurement of IRLCs.	Level 3
Loan purchase commitments ("LPCs")	This product is valued based on current market prices for HMBS.	Level 2
Forward MBS and TBAs	This product is valued using forward dealer marks from the Company's approved counterparties, forward prices with dealers in such securities, or internally-developed third party models utilizing observable market inputs	Level 2
Interest rate swaps and futures contracts	This product is valued using quoted market prices	Level 1
Other assets
Retained bonds
Management obtains third party valuations to assess the reasonableness of the fair value calculations provided by the internal valuation model. The primary assumptions utilized include weighted average life remaining and discount rate.
Level 3
Investments	To the extent market prices are not observable, the Company engages third party valuation experts to assist in determining the fair value of these investments. The values are determined utilizing a market approach which estimates fair value based on what other participants in the market have paid for reasonably similar assets that have been sold within a reasonable period from the valuation date.	Level 3
Purchase Commitments - reverse mortgage loans	Purchase commitments are valued based on the value of the underlying loan. These loans are valued based on an expected margin on sale of 3.00%.	Level 3
Liabilities
HMBS related obligations
HMBS related obligations	The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The estimated fair value of the HMBS related obligations also includes the consideration required by a market participant to transfer the HECM and HMBS servicing obligations, including exposure resulting from shortfalls in FHA insurance proceeds, as well as, assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for repayment, costs to transfer servicing obligations, shortfalls in FHA insurance proceeds, and discount rates. The significant unobservable inputs used in the measurement include conditional borrower repayment rates and discount rates.	Level 3
Nonrecourse debt
Reverse mortgage loans	The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The significant unobservable inputs used in the measurement include weighted average life remaining, conditional repayment rates, and discount rates.	Level 3

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

Nonrecourse commercial loan financing liability	The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability.

	The primary assumptions utilized include weighted average life remaining, weighted average prepayment speed (SMM), and discount rates. The Company estimates prepayment speeds giving consideration that the Company may in the future transfer additional loans to the trust, subject to the availability of funds provided for within the trust.	Level 3
Nonrecourse MSR financing liability
Consistent with the underlying MSR, fair value is derived through a DCF analysis and calculated using a pricing model. This pricing model is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions including weighted average prepayment speed (CPR) and discount rate.
Level 3
Deferred purchase price liabilities
Deferred purchase price liabilities	These are measured using a present value of future payments utilizing discount rate assumptions.	Level 3
TRA obligation	The fair value is derived through the use of a DCF model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3
Warrant liability
Warrants	The warrants are publicly traded and are valued based on the closing market price of the applicable date of the Consolidated Statements of Financial Condition.	Level 1

	December 31, 2022		December 31, 2021
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
Conditional repayment rate	NM	21.9%	NM	20.8%
Loss frequency	NM	4.1%	NM	4.5%
Loss severity	2.4% - 12.1%	2.7%	3.1% - 7.7%	3.3%
Discount rate	NM	5.0%	NM	2.4%
Average draw rate	NM	1.1%	NM	1.1%
Loans held for investment, subject to nonrecourse debt:
HECM buyouts - securitized (nonperforming)
Conditional repayment rate	NM	39.2%	NM	41.2%
Loss frequency	23.1% - 100.0%	51.7%	25.0% - 100%	59.5%
Loss severity	2.4% - 12.1%	5.2%	3.1% - 7.7%	4.3%
Discount rate	NM	8.7%	NM	4.1%
HECM buyouts - securitized (performing)
Weighted average remaining life (in years)	NM	8.0	NM	9.0
Conditional repayment rate	NM	15.2%	NM	13.3%
Loss severity	2.4% - 12.1%	4.8%	3.1% - 7.7%	7.7%
Discount rate	NM	8.2%	NM	3.7%
Non-agency reverse mortgage loans - securitized
Weighted average remaining life (in years)	NM	9.7	NM	7.5
Loan to value	0.0% - 74.7%	43.1%	0.1% - 64.7%	43.4%

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

	December 31, 2022		December 31, 2021
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Conditional repayment rate	NM	14.3%	NM	18.6%
Loss severity	NM	10.0%	NM	10.0%
Home price appreciation	(10.1)% - 7.3%	3.8%	(4.6)% - 14%	4.7%
Discount rate	NM	7.1%	NM	3.6%
Fix & flip mortgage loans - securitized
Prepayment rate (SMM)	NM	11.2%	NM	14.1%
Discount rate	NM	17.5%	NM	5.7%
Loss rate	NM	0.5%	NM	0.6%

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

	December 31, 2022		December 31, 2021
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Loans held for investment:
Inventory buy-outs
Conditional repayment rate	NM	41.3%	NM	43.2%
Loss frequency	NM	47.6%	NM	59.4%
Loss severity	2.4% - 12.1%	5.6%	3.1% - 7.7%	3.8%
Discount rate	NM	8.7%	NM	4.1%
Non-agency reverse mortgage loans
Weighted average remaining life (in years)	NM	12.0	NM	9.2
Loan to value	0.1% - 67.9%	36.4%	0.2% - 68.7%	47.8%
Conditional repayment rate	NM	13.8%	NM	14.8%
Loss severity	NM	10.0%	NM	10.0%
Home price appreciation	(10.1)% - 7.3%	3.6%	(4.6)% - 14.0%	4.4%
Discount rate	NM	7.1%	NM	3.6%
Fix & flip mortgage loans
Prepayment rate (SMM)	NM	9.5%	NM	11.9%
Discount rate	16.3% - 25.8%	16.6%	5.7% - 10.0%	5.9%
Loss rate	NM	0.2%	NM	0.4%
Agricultural loans
Discount rate	NM	9.7%	NM	4.8%
Prepayment rate (SMM)	11.0% - 100.0%	11.8%	9.0% - 100.0%	22.1%
Default rate (CDR)	0.0% - 1.0%	0.9%	0.0% - 0.9%	0.9%

Loans held for sale:
SRL
Prepayment rate (CPR)	18.5% - 25.0%	19.7%	1.0% - 17.1%	14.2%
Discount rate	NM	8.3%	NM	3.3%
Default rate (CDR)	NM	1.0%	1.0% - 57.2%	2.2%
Portfolio loans
Prepayment rate (CPR)	0.0% - 24.3%	18.4%	0.0% - 14.5%	8.7%
Discount rate	NM	10.9%	NM	3.9%
Default rate (CDR)	NM	1.0%	1.0% - 54.0%	3.2%

Mortgage Servicing Rights
Weighted average prepayment speed (CPR)	1.0% - 8.5%	6.4%	0.0% - 12.8%	8.3%
Discount rate	NM	10.1%	NM	8.5%

Derivative assets/liabilities
IRLCs
Pull through rate	NM	91.4%	NM	88.1%

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

	December 31, 2022		December 31, 2021
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Other assets:
Retained bonds
Weighted average remaining life (in years)	2.4 - 24.1	4.9	2.6 - 25.0	5.1
Discount rate	(16.8)% - 12.2%	6.9%	1.9% - 8.2%	2.7%

Liabilities
HMBS related obligations
Conditional repayment rate	NM	21.8%	NM	20.8%
Discount rate	NM	5.0%	NM	2.3%

Nonrecourse debt:
Reverse mortgage loans
Performing/Nonperforming HECM securitizations
Weighted average remaining life (in years)	1.5 - 1.6	1.6	0.2 - 0.8	0.5
Conditional repayment rate	19.9% - 22.2%	21.1%	30.8% - 54.4%	43.5%
Discount rate	NM	8.6%	NM	2.3%
Securitized non-agency reverse
Weighted average remaining life (in years)	0.2 - 11.7	6.4	1.0 - 2.3	1.6
Conditional repayment rate	8.3% - 46.1%	16.5%	18.4% - 35.9%	28.2%
Discount rate	NM	7.2%	NM	2.2%
Nonrecourse commercial loan financing liability
Weighted average remaining life (in months)	NM	4.3	NM	4.0
Weighted average prepayment speed (SMM)	NM	15.3%	NM	14.0%
Discount rate	NM	14.5%	NM	3.1%
Nonrecourse MSR financing liability
Weighted average prepayment speed (CPR)	0.8% - 9.2%	5.1%	2.0% - 11.0%	7.7%
Discount rate	10.0% - 12.0%	10.2%	8.1% - 10.1%	9.1%

Deferred purchase price liabilities
Deferred purchase price liabilities
Discount rate	NM	8.0%	NM	35.0%
TRA obligation
Discount rate	NM	48.3%	NM	13.5%

Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$11,114,100	$—	$—	$11,114,100
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	7,065,477	—	—	7,065,477
Fix & flip mortgage loans	389,161	—	—	389,161
Loans held for investment:
Reverse mortgage loans	771,724	—	—	771,724
Fix & flip mortgage loans	127,469	—	—	127,469
Agricultural loans	8,805	—	—	8,805
Loans held for sale:
Residential mortgage loans	154,117	—	154,117	—
SRL	69,187	—	—	69,187
Portfolio	43,272	—	—	43,272
Fix and flip	49,402	—	—	49,402
MSR	95,096	—	—	95,096
Derivative assets:
IRLCs and LPCs	114	—	23	91
Forward MBS and TBAs	1,469	—	1,469	—
Interest rate swaps and futures contracts	771	771	—	—
Other assets:
Purchase commitments - reverse mortgage loans	9,356	—	—	9,356
Retained bonds	46,439	—	—	46,439
Total assets	$19,945,959	$771	$155,609	$19,789,579

Liabilities
HMBS related obligations	$10,996,755	$—	$—	$10,996,755
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	7,175,857	—	—	7,175,857
Nonrecourse commercial loan financing liability	106,758	—	—	106,758
Nonrecourse MSR financing liability	60,562	—	—	60,562
Deferred purchase price liabilities:
Deferred purchase price liabilities	5,077	—	—	5,077
TRA obligation	3,781	—	—	3,781
Derivative liabilities:
IRLCs and LPCs	183	—	—	183
Forward MBS and TBAs	1	—	1	—
Interest rate swaps and futures contracts	385	385	—	—
Warrant liability	1,117	1,117	—	—
Total liabilities	$18,350,476	$1,502	$1	$18,348,973

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$10,556,054	$—	$—	$10,556,054
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,823,301	—	—	5,823,301
Fix & flip mortgage loans	394,893	—	—	394,893
Loans held for investment:
Reverse mortgage loans	940,604	—	—	940,604
Fix & flip mortgage loans	62,933	—	—	62,933
Agricultural loans	27,791	—	—	27,791
Loans held for sale:
Residential mortgage loans	1,902,952	—	1,885,627	17,325
SRL	98,852	—	—	98,852
Portfolio	50,574	—	—	50,574
MSR	427,942	—	—	427,942
Derivative assets:
IRLCs and LPCs	24,786	—	1,564	23,222
Forward MBS and TBAs	1,250	—	1,250	—
Interest rate swaps and futures contracts	22,834	22,834	—	—
Other assets:
Investments	6,000	—	—	6,000
Retained bonds	55,614	—	—	55,614
Total assets	$20,396,380	$22,834	$1,888,441	$18,485,105

Liabilities
HMBS related obligations	$10,422,358	$—	$—	$10,422,358
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	5,857,069	—	—	5,857,069
Nonrecourse commercial loan financing liability	111,738	—	—	111,738
Nonrecourse MSR financing liability	142,435	—	—	142,435
Deferred purchase price liabilities:
Deferred purchase price liabilities	12,852	—	—	12,852
TRA obligation	29,380	—	—	29,380
Derivative liabilities:
Forward MBS and TBAs	1,685	—	1,685	—
Interest rate swaps and futures contracts	24,993	24,993	—	—
Warrant liability	5,497	5,497	—	—
Total liabilities	$16,608,007	$30,490	$1,685	$16,575,832

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3, in thousands):

	Successor
	Assets
Year ended December 31, 2022	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSR	Retained bonds	Purchase commitments	Investments
Beginning balance	$11,587,382	$6,218,194	$166,751	$23,222	$427,942	$55,614	$—	$6,000
Total gain or losses included in earnings	190,714	(744,123)	(15,213)	(23,131)	22,989	(8,668)	9,356	(6,000)
Purchases, settlements, and transfers:
Purchases and additions, net	6,165,003	117,010	1,119,578	—	122,362	—	—	—
Sales and settlements	(2,178,245)	(1,847,648)	(1,103,492)	—	(478,197)	(507)	—	—
Transfers in/(out) between categories	(3,742,756)	3,711,205	(5,763)	—	—	—	—	—
Ending balance	$12,022,098	$7,454,638	$161,861	$91	$95,096	$46,439	$9,356	$—

	Successor
	Liabilities
Year ended December 31, 2022	HMBS related obligations	Deferred purchase price liabilities	Nonrecourse debt in consolidated VIE trusts	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	TRA Liability
Beginning balance	$(10,422,358)	$(12,852)	$(5,857,069)	$(111,738)	$(142,435)	$(29,380)
Total gain or losses included in earnings	(29,015)	—	316,963	2,527	(8,162)	25,599
Purchases, settlements, and transfers:
Purchases and additions, net	(2,870,650)	—	(3,202,519)	(205,746)	(14,196)	—
Settlements	2,325,268	7,775	1,566,768	208,199	104,231	—
Ending balance	$(10,996,755)	$(5,077)	$(7,175,857)	$(106,758)	$(60,562)	$(3,781)

	Successor
	Assets
Nine months ended December 31, 2021	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSR	Retained Bonds	Investments
Beginning balance	$11,171,736	$5,291,444	$135,681	$38,574	$267,364	$—	$9,470
Total gain or losses included in earnings	272,802	71,126	1,214	(14,217)	(15,200)	1,344	(3,470)
Purchases, settlements, and transfers:
Purchases and additions, net	4,438,629	80,542	915,522	—	178,279	54,752	—
Sales and settlements	(2,235,651)	(1,275,674)	(894,494)	(1,135)	(2,501)	(482)	—
Transfers in/(out) between categories	(2,060,134)	2,050,756	8,828	—	—	—	—
Ending balance	$11,587,382	$6,218,194	$166,751	$23,222	$427,942	$55,614	$6,000

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

	Successor
	Liabilities
Nine months ended December 31, 2021	HMBS related obligations	Derivative liabilities	Deferred purchase price liabilities	Nonrecourse debt in consolidated VIE trusts	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	TRA Liability
Beginning balance	$(9,926,132)	$(936)	$(3,214)	$(5,205,892)	$—	$(22,051)	$—
Total gain or losses included in earnings	62,306	(98)	(2,240)	(74,333)	1,019	(2,998)	2,570
Purchases, settlements, and transfers:
Purchases and additions, net	(2,491,919)	—	(7,984)	(1,813,458)	(176,863)	(117,386)	(31,950)
Settlements	1,933,387	1,034	586	1,236,614	64,106	—	—
Ending balance	$(10,422,358)	$—	$(12,852)	$(5,857,069)	$(111,738)	$(142,435)	$(29,380)

	Predecessor
	Assets
Three months ended March 31, 2021	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSR	Investments
Beginning balance	$10,659,984	$5,396,167	$152,854	$88,660	$180,684	$18,934
Total gain or losses included in earnings	132,499	(37,757)	2,764	(50,040)	20,349	(9,464)
Purchases, settlements, and transfers:
Purchases and additions, net	1,143,109	21,064	175,551	—	74,978	—
Sales and settlements	(534,738)	(360,128)	(152,579)	(46)	(8,647)	—
Transfers in/(out) between categories	(229,118)	272,098	(42,909)	—	—	—
Ending balance	$11,171,736	$5,291,444	$135,681	$38,574	$267,364	$9,470

	Predecessor
	Liabilities
Three months ended March 31, 2021	HMBS related obligations	Derivative liabilities	Deferred purchase price liability	Nonrecourse debt in consolidated VIE trusts	Nonrecourse MSR financing liability
Beginning balance	$(9,788,668)	$(1,084)	$(3,842)	$(5,257,754)	$(14,088)
Total gain or losses included in earnings	(41,434)	—	(29)	(30,770)	390
Purchases, settlements, and transfers:
Purchases and additions, net	(602,172)	—	—	(575,668)	(8,353)
Settlements	506,142	148	657	658,300	—
Ending balance	$(9,926,132)	$(936)	$(3,214)	$(5,205,892)	$(22,051)

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

	Predecessor
	Assets
For the year ended December 31, 2020	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Derivative assets	MSR	Debt Securities	Investments
Beginning balance	$10,894,577	$3,511,212	$182,973	$14,008	$2,600	$102,260	$20,508
Total gain or losses included in earnings	627,251	304,663	(2,158)	74,470	4,562	2,288	(5,512)
Purchases, settlements, and transfers:
Purchases and additions, net	3,616,667	136,838	409,467	182	173,522	24,489	3,938
Sales and settlements	(1,536,977)	(1,285,902)	(605,018)	—	—	(129,037)	—
Transfers in/(out) between categories	(2,941,534)	2,729,356	167,590	—	—	—	—
Ending balance	$10,659,984	$5,396,167	$152,854	$88,660	$180,684	$—	$18,934

	Predecessor
	Liability
For the year ended December 31, 2020	HMBS related obligations	Derivative liabilities	Deferred purchase price liabilities	Nonrecourse debt in consolidated VIE trusts	Nonrecourse MSR financing liability
Beginning balance	$(9,320,209)	$(68)	$(4,300)	$(3,490,196)	$—
Total gain or losses included in earnings	(359,951)	(834)	(3,014)	(294,802)	798
Purchases, settlements, and transfers:
Purchases and additions, net	(2,051,953)	(182)	(138)	(3,110,368)	(15,101)
Settlements	1,943,445	—	3,610	1,637,612	215
Ending balance	$(9,788,668)	$(1,084)	$(3,842)	$(5,257,754)	$(14,088)

Fair Value Option
The Company has elected to measure substantially all of its loans held for investment, loans held for sale, HMBS related obligations, and non-recourse debt at fair value under the fair value option provided for by ASC 825-10, Financial Instruments-Overall. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company's operational and risk management

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
strategies. Presented in the tables below are the fair value and UPB, at December 31, 2022 and December 31, 2021, of financial assets and liabilities for which the Company has elected the fair value option (in thousands):

December 31, 2022	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$11,114,100	$10,719,000
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	7,065,477	7,240,125
Commercial mortgage loans	389,161	405,970
Loans held for investment:
Reverse mortgage loans	771,724	724,800
Commercial mortgage loans	136,274	143,373
Loans held for sale:
Residential mortgage loans	154,117	167,407
Commercial mortgage loans	161,861	173,112
Other assets:
Purchase commitments - reverse mortgage loans	9,356	9,356
Liabilities at fair value under the fair value option
HMBS related obligations	10,996,755	10,719,000
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	7,175,857	7,819,992
Nonrecourse MSR financing liability	60,562	60,562
Nonrecourse commercial loan financing liability	106,758	105,291

December 31, 2021	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$10,556,054	$9,849,835
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	5,823,301	5,165,479
Commercial mortgage loans	394,893	388,788
Loans held for investment:
Reverse mortgage loans	940,604	815,426
Commercial mortgage loans	90,724	89,267
Loans held for sale:
Residential mortgage loans	1,902,952	1,859,788
Commercial mortgage loans	149,426	145,463
Liabilities at fair value under the fair value option
HMBS related obligations	10,422,358	9,849,835
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	5,857,069	5,709,946
Nonrecourse MSR financing liability	142,435	142,435
Nonrecourse commercial loan financing liability	111,738	107,744

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Net fair value gains on loans and related obligations
Provided in the table below is a summary of the components of net fair value gains on loans and related obligations (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Net fair value gains on loans and related obligations:
Interest income on reverse and commercial loans	$857,271	$495,163	$160,568	$709,679
Change in fair value of loans	(1,365,798)	(108,860)	(51,346)	296,676
Net fair value gains (losses) on loans	(508,527)	386,303	109,222	1,006,355
Interest expense on HMBS and nonrecourse obligations	(560,316)	(329,344)	(119,201)	(526,690)
Change in fair value of derivatives	332,630	(28,233)	43,972	(12,482)
Change in fair value of related obligations	840,407	313,024	42,670	(155,485)
Net fair value gains (losses) on related obligations	612,721	(44,553)	(32,559)	(694,657)
Net fair value gains on loans and related obligations	$104,194	$341,750	$76,663	$311,698

As the cash flows on the underlying mortgage loans will be utilized to settle the outstanding obligations, the Company's own credit risk would not impact the fair value on the outstanding HMBS liabilities and nonrecourse debt.
Fair Value of Other Financial Instruments
As of December 31, 2022 and December 31, 2021, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of notes payable, net, and promissory notes receivable. Notes payable, net, includes our senior secured high-yield debt and related-party credit line recorded at the carrying value of $399.4 million and $353.4 million as of December 31, 2022 and December 31, 2021, respectively, and have a fair value of $231.9 million and $347.0 million as of December 31, 2022 and December 31, 2021, respectively. The fair value for Notes payable, net, was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input. Promissory notes receivable are recorded at the net carrying value of $0 and $4.1 million, including accrued interest, as of December 31, 2022 and December 31, 2021, respectively. The carrying value approximates fair value. The fair value for promissory notes receivable was determined using a DCF model using discount rate assumptions which is considered to be a Level 3 input. For other financial instruments that were not recorded at fair value, such as cash and cash equivalents including restricted cash, servicer advances, and other financing lines of credit, the carrying value approximates fair value due to the short-term nature of such instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 3 inputs, with the exception of cash and cash equivalents, including restricted cash, which are Level 1 inputs.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
6. Reverse Mortgage Portfolio Composition
The table below summarizes the composition and the remaining UPB (in thousands) of the reverse mortgage loan portfolio serviced by the Company:

	December 31, 2022	December 31, 2021
Reverse mortgage loans:
Reverse mortgage loans held for investment, subject to HMBS related obligations	$10,719,000	$9,849,835

Reverse mortgage loans held for investment:
Non-agency reverse mortgages	489,038	432,144
Loans not securitized(1)	88,029	266,723
Unpoolable loans(2)	136,657	104,551
Unpoolable tails	11,076	12,008
Total reverse mortgage loans held for investment	724,800	815,426

Reverse mortgage loans held for investment, subject to nonrecourse debt:
Performing HECM buyouts	328,845	289,089
Nonperforming HECM buyouts	541,071	590,729
Non-agency reverse mortgages	6,370,209	4,285,661
Total reverse mortgage loans held for investment, subject to nonrecourse debt	7,240,125	5,165,479

Total owned reverse mortgage portfolio	18,683,925	15,830,740
Loans reclassified as government guaranteed receivable	76,033	48,625
Loans serviced for others	81,436	17,840
Total serviced reverse mortgage loan portfolio	$18,841,394	$15,897,205
(1) Loans not securitized represent primarily newly originated loans and poolable tails.
(2) Unpoolable loans represent primarily loans that have reached 98% of their MCA.
The table below summarizes the reverse mortgage portfolio owned by the Company by product type (in thousands):

	December 31, 2022	December 31, 2021
Fixed rate loans	$6,548,902	$5,384,865
Adjustable rate loans	12,135,023	10,445,875
Total owned reverse mortgage portfolio	$18,683,925	$15,830,740

As of December 31, 2022 and December 31, 2021, there were $489.3 million and $599.1 million, respectively, of foreclosure proceedings in process, which are included in loans held for investment, at fair value, in the Consolidated Statements of Financial Condition.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
7. Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
Loans held for investment, subject to HMBS related obligations, at fair value, consisted of the following for the dates indicated (in thousands):

	December 31, 2022	December 31, 2021
Loans held for investment, subject to HMBS related obligations - UPB	$10,719,000	$9,849,835
Fair value adjustments	395,100	706,219
Total loans held for investment, subject to HMBS related obligations, at fair value	$11,114,100	$10,556,054

8. Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Loans held for investment, subject to nonrecourse debt, at fair value, consisted of the following for the dates indicated (in thousands):

	December 31, 2022	December 31, 2021
Loans held for investment, subject to nonrecourse debt - UPB:
Reverse mortgage loans	$7,240,125	$5,165,479
Commercial mortgage loans	405,970	388,788
Fair value adjustments	(191,457)	663,927
Total loans held for investment, subject to nonrecourse debt, at fair value	$7,454,638	$6,218,194

The table below shows the total amount of loans held for investment, subject to nonrecourse debt, that were greater than 90 days past due and on non-accrual status (in thousands):

	December 31, 2022	December 31, 2021
Loans 90 days or more past due and on non-accrual status
Fair value:
Commercial mortgage loans	$21,325	$26,081
Total fair value	21,325	26,081
Aggregate UPB:
Commercial mortgage loans	24,023	26,472
Total aggregate UPB	24,023	26,472
Difference	$(2,698)	$(391)

9. Loans Held for Investment, at Fair Value
Loans held for investment, at fair value, consisted of the following for the dates indicated (in thousands):

	December 31, 2022	December 31, 2021
Loans held for investment - UPB:
Reverse mortgage loans	$724,800	$815,426
Commercial mortgage loans	143,373	89,267
Fair value adjustments	39,825	126,635
Total loans held for investment, at fair value	$907,998	$1,031,328
As of December 31, 2022 and December 31, 2021, there were $2.4 million and $2.3 million, respectively, of commercial loans that were greater than 90 days past due.
As of December 31, 2022 and December 31, 2021, there were $745.1 million and $810.6 million, respectively, in loans held for investment, at fair value, pledged as collateral for financing lines of credit.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

10. Loans Held for Sale, at Fair Value
Loans held for sale, at fair value, consisted of the following for the dates indicated (in thousands):

	December 31, 2022	December 31, 2021
Loans held for sale - UPB:
Residential mortgage and home improvement loans	$167,407	$1,859,788
Commercial mortgage loans	173,112	145,463
Fair value adjustments	(24,541)	47,127
Total loans held for sale, at fair value	$315,978	$2,052,378

The table below shows the total amount of loans held for sale that were greater than 90 days past due and on non-accrual status (in thousands):

	December 31, 2022	December 31, 2021
Loans 90 days or more past due and on non-accrual status
Fair value:
Residential mortgage and home improvement loans	$5,049	$3,195
Commercial mortgage loans	2,817	3,163
Total fair value	7,866	6,358
Aggregate UPB:
Residential mortgage loans	5,427	3,753
Commercial mortgage loans	3,405	3,323
Total aggregate UPB	8,832	7,076
Difference	$(966)	$(718)

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

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Beginning balance	$2,052,378	$2,140,361	$2,222,811	$1,251,574
Originations/purchases/repurchases	14,313,496	21,843,640	8,569,575	29,407,723
Proceeds from sales	(16,174,272)	(22,438,540)	(8,878,131)	(29,628,177)
Loans acquired through business combinations	—	—	35,226	—
Net transfers from loans held for investment	—	8,828	—	183,578
Gain on loans held for sale, net	139,589	497,557	188,564	1,009,105
Net fair value gain (loss) on loans held for sale	(15,213)	532	2,316	(992)
Ending balance	$315,978	$2,052,378	$2,140,361	$2,222,811

As of December 31, 2022 and December 31, 2021, there were $0.3 billion and $2.0 billion, respectively, in loans held for sale, at fair value, pledged as collateral for financing lines of credit.

11. Mortgage Servicing Rights, at Fair Value
The servicing portfolio associated with capitalized servicing rights consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Fannie Mae/Freddie Mac	$7,051,851	$37,079,995
Ginnie Mae	532,328	1,109,962
Private investors	1,018,159	1,109,459
Total UPB	$8,602,338	$39,299,416

Weighted average interest rate	3.59%	3.03%

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Beginning UPB	$39,299,416	$26,675,358	$22,269,362	$288,057
Originated MSR	10,098,259	17,491,713	6,312,227	21,241,997
Purchased MSR	—	234,007	866,806	1,966,657
Sales MSR	(38,233,148)	(320,027)	(1,090,267)	(527)
Payoffs MSR	(1,671,774)	(3,935,261)	(1,488,977)	(991,716)
Other	(890,415)	(846,374)	(193,793)	(235,106)
Ending UPB	$8,602,338	$39,299,416	$26,675,358	$22,269,362

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
The activity in the MSR asset consisted of the following (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Beginning balance	$427,942	$267,364	$180,684	$2,600
Originations	122,362	161,364	65,964	159,434
Purchases	—	16,915	9,014	14,088
Sales	(478,197)	(2,501)	(8,647)	—
Changes in fair value due to:
Changes in market inputs or assumptions used in valuation model	51,309	26,950	35,109	14,817
Changes in fair value due to portfolio runoff and other	(28,320)	(42,150)	(14,760)	(10,255)
Ending balance	$95,096	$427,942	$267,364	$180,684

The value of MSR is driven by the net cash flows associated with servicing activities. The cash flows include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The fees for Successor periods were $35.0 million and $43.4 million for the year ended December 31, 2022 and nine months ended December 31, 2021, respectively. Fees for Predecessor periods were $13.0 million and $18.1 million for January 1, 2021 to March 31, 2021 and the year ended December 31, 2020 respectively. These fees and changes in fair value of the MSR are recorded within fee income in the Consolidated Statements of Operations. As of December 31, 2022 and December 31, 2021, there were $60.6 million and $142.4 million, respectively, in MSR, at fair value, pledged as collateral for nonrecourse debt.
The following table summarizes the estimated change in the fair value of MSR from adverse changes in the significant assumptions (in thousands):

	December 31, 2022
	Weighted Average Prepayment Speed	Discount Rate
Impact on fair value of 10% adverse change	$(2,677)	$(4,258)
Impact on fair value of 20% adverse change	$(5,178)	$(8,155)

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

	December 31, 2022		December 31, 2021
	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Portfolio delinquency
30 days	1.2%	1.1%	0.4%	0.3%
60 days	0.3%	0.2%	0.1%	0.0%
90 or more days	0.6%	0.5%	0.1%	0.1%
Total	2.1%	1.8%	0.6%	0.4%

Foreclosure/real estate owned	0.1%	0.1%	0.0%	0.0%

12. Derivative and Risk Management Activities
The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates, due to their impact on mortgage-related assets and commitments. The Company is also subject to changes in short-term interest rates, such as LIBOR and the Secured Overnight Financing Rate ("SOFR"), due to their impact on certain variable rate asset-backed debt such as warehouse lines of credit. Various financial instruments are used to manage and reduce this risk, including forward delivery commitments on MBS or whole-loans and interest rate swaps.
The Company did not have any derivative instruments designated as hedging instruments as of December 31, 2022 or December 31, 2021.
The following tables summarize the fair value and notional amount of derivative instruments (in thousands):

	December 31, 2022
	Derivative assets		Derivative liabilities
	Fair value	Notional amount	Fair value	Notional amount
IRLCs and LPCs	$114	$9,007	$183	$11,256
Forward MBS and TBAs	1,469	156,600	1	2,000
Interest rate swaps and futures contracts	771	261,300	385	244,100
Total fair value and notional amount	$2,354	$426,907	$569	$257,356

	December 31, 2021
	Derivative assets		Derivative liabilities
	Fair value	Notional amount	Fair value	Notional amount
IRLCs and LPCs	$24,786	$2,095,238	$—	$—
Forward MBS and TBAs	1,250	948,000	1,685	1,515,000
Interest rate swaps and futures contracts	22,834	11,977,300	24,993	12,193,100
Total fair value and notional amount	$48,870	$15,020,538	$26,678	$13,708,100

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
The follow table details the gains/(losses) on derivative instruments (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
Derivative activity	Successor		Predecessor
IRLCs and LPCs	$(24,855)	$(13,708)	$(49,557)	$73,273
Forward MBS and TBAs	252,848	(39,305)	113,331	(182,330)
Interest rate swaps and futures contracts	288,865	(29,483)	43,935	(12,630)

The Company is exposed to risk in the event of nonperformance by counterparties in their derivative contracts. In general, the Company manages such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount of exposure and/or dispersing the risk among multiple counterparties. The Company either maintains or deposits cash as margin collateral with its counterparties to the extent the relative value of its derivatives are above or below their initial strike price. The Company provided collateral to its counterparties of $4.3 million and $23.2 million as of December 31, 2022 and December 31, 2021, respectively. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the Consolidated Statements of Financial Condition. Margin collateral is included in other assets, net, when in a receivable position or in payables and other liabilities when in a payable position in the Consolidated Statements of Financial Condition.

13. Fixed Assets and Leasehold Improvements, Net
Fixed assets and leasehold improvements, net, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021	Estimated Useful Life
Computer hardware and software	$21,079	$28,726	3 - 5 years
Furniture and fixtures	4,208	4,450	5 - 7 years
Leasehold improvements	4,522	4,217	*
Buildings and land	164	164	39 years**
Vehicles	41	48	10 years
Total fixed assets	30,014	37,605
Less: Accumulated depreciation and amortization	(10,999)	(8,349)
Total fixed assets and leasehold improvements, net	$19,015	$29,256
*Shorter of life of lease or useful life of assets
**Land is a non-depreciable asset

The depreciation and amortization expense for the Successor periods was $11.7 million and $8.9 million for the year ended December 31, 2022 and for the nine months ended December 31, 2021, respectively. The depreciation and amortization expense for the Predecessor periods was $2.9 million and $11.3 million for the three months ended March 31, 2021 and for the year ended December 31, 2020, respectively. Depreciation and amortization expense is recorded in general and administrative expenses in the Consolidated Statements of Operations.
The Company evaluates the carrying value of long-lived assets, including the fixed assets and leasehold improvements when indicators of impairment exist in accordance with ASC 360, Property, Plant, and Equipment ("ASC 360"). The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows expected to result from use and eventual disposal from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. During the first half of 2022, the Company observed that inflationary measures began to rise, reducing the demand for mortgage products from its Mortgage Originations segment and responded by implementing cost-cutting measures. As the length and magnitude of the downturn in mortgage demand continued into the second half of 2022, including increasingly compressed margins and longer expected duration of such market pressures, the Mortgage Origination reporting unit's current and expected future operating losses indicated that the fixed assets and leasehold improvements related to the reporting unit may not be recoverable and an impairment analysis was performed. Based on the analysis, the Company wrote off certain assets

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
and recognized an impairment charge of $7.0 million for the fixed assets and leasehold improvements in the year ended December 31, 2022, which is recorded in impairment of goodwill, intangibles, and other assets in the Consolidated Statements of Operations. There were no fixed assets and leasehold improvements impairments in the Successor nine months ended December 31, 2021 or in the Predecessor three months ended March 31, 2021 and the year ended December 31, 2020.

14. Goodwill and Intangible Assets, Net
Goodwill consisted of the following (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021
	Successor		Predecessor
Beginning balance	$—	$—	$121,233
Additions from acquisitions	—	1,294,230	7,517
Impairment	—	(1,294,230)	—
Ending balance	$—	$—	$128,750
For the nine months ended December 31, 2021, the Company recognized impairment to goodwill of $1,294 million. This impairment was recognized in impairment of goodwill, intangibles, and other assets in the Consolidated Statements of Operations. The Company did not identify any goodwill impairment for the Predecessor three months ended March 31, 2021 or the year ended December 31, 2020.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Intangible assets, net, consisted of the following (in thousands):

December 31, 2022	Amortization Period (Years)	Cost	Accumulated Amortization	Impairment	Net
Non-amortizing intangibles
Trade name	N/A	$91,600	$—	$(58,500)	$33,100
Total non-amortizing intangibles		$91,600	$—	$(58,500)	$33,100

Amortizing intangibles
Broker/customer relationships	8 - 15	$541,100	$(92,352)	$(107,293)	$341,455
Trade names and other	5 - 10(1)	10,937	(2,165)	(8,772)	—
Total amortizing intangibles		$552,037	$(94,517)	$(116,065)	$341,455

Total intangibles		$643,637	$(94,517)	$(174,565)	$374,555
(1)As of December 31, 2022, trade names and other intangibles is $0. This was the amortization period prior to the impairment.

December 31, 2021	Amortization Period (Years)	Cost	Accumulated Amortization	Impairment	Net
Non-amortizing intangibles
Trade name	N/A	$178,000	$—	$(86,400)	$91,600
Total non-amortizing intangibles		$178,000	$—	$(86,400)	$91,600

Amortizing intangibles
Broker/customer relationships	8 - 15	$541,100	$(39,711)	$—	$501,389
Trade names and other	5 - 10	10,937	(1,026)	—	9,911
Total amortizing intangibles		$552,037	$(40,737)	$—	$511,300

Total intangibles		$730,037	$(40,737)	$(86,400)	$602,900

Intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company performs its annual impairment testing as of October 1 and monitors for interim triggering events on an ongoing basis as events occur or circumstances change. During the first half of 2022, the Company observed that inflationary measures began to rise, reducing the demand for mortgage products from its Mortgage Originations segment and responded by implementing cost-cutting measures. As the length and magnitude of the downturn in mortgage demand continued during the third quarter of 2022, including increasingly compressed margins and longer expected duration of such market pressures, an interim impairment analysis was triggered as of September 30, 2022. In addition, the Company performed its annual impairment testing in the fourth quarter of 2022. The Company estimated the fair value of the indefinite life intangibles for all the reporting units utilizing a relief from royalty approach and the significant assumptions used to measure fair value include discount rate, terminal factors, and royalty rate. These valuations resulted in a Level 3 nonrecurring fair value measurement. Based on the analyses, the Company recognized an indefinite-lived intangible asset impairment of $51.2 million as of September 30, 2022 and an additional impairment of $7.3 million during the fourth quarter of 2022, totaling $58.5 million for the year ended December 31, 2022. The impairment was recognized in impairment of goodwill, intangibles, and other assets in the Consolidated Statements of Operations. The impairment of these intangible assets for each reporting unit is as follows: $41.9 million at the Mortgage Originations reporting unit, $5.5 million at the Commercial Originations reporting unit, $3.8 million at the Lender Services reporting unit, $3.8 million at the Portfolio Management reporting unit, and $3.5 million at the Reverse Originations reporting unit. The Company recognized an indefinite-lived intangible asset impairment of

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
$86.4 million in the Successor nine months ended December 31, 2021. There was no indefinite-lived intangible asset impairment in the Predecessor three months ended March 31, 2021 or the year ended December 31, 2020.
The Company’s definite-lived intangible assets comprise various broker/customer relationships, certain technological assets and definite-lived trade names acquired through various acquisitions. These assets are amortized on a straight-line basis over their useful lives and are subject to recoverability testing whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, in accordance with ASC 360. During the second half of 2022, the Company observed that the length and magnitude of the downturn in mortgage demand had significantly increased compared to prior periods. The Company also saw decreased demand for products in the Lender Services segment. As a result, our Mortgage Origination and Lender Services reporting units' current and expected future operating losses indicated that the definite-lived intangible assets included in the reporting unit may not be recoverable, and impairment analyses were performed. The Company estimated the fair value of the definite lived intangibles using a combination of a discounted cash flow model, where the estimated future cash flows and discount rate were the significant assumptions, and a market approach. Based on the analyses, the Company wrote off and recognized a definite-lived intangible asset impairment of $72.0 million and $44.1 million in the year ended December 31, 2022 for the Mortgage Originations and Lender Services reporting units, respectively. The impairment was recognized in impairment of goodwill, intangibles, and other assets in the Consolidated Statements of Operations. There were no definite-lived intangible asset impairments in the Successor nine months ended December 31, 2021 or in the Predecessor three months ended March 31, 2021 or the year ended December 31, 2020.
Amortization expense for the Successor periods was $53.8 million and $41.1 million for the year ended December 31, 2022 and for the nine months ended December 31, 2021, respectively. Amortization expense for the Predecessor periods was $0.6 million and $2.5 million for the three months ended March 31, 2021 and for the year ended December 31, 2020, respectively.
The estimated amortization expense for each of the five succeeding fiscal years and thereafter as of December 31, 2022 is as follows (in thousands):

Year Ending December 31,	Amount
2023	$43,687
2024	43,687
2025	43,687
2026	43,687
2027	43,687
Thereafter	123,020
Total future amortization expense	$341,455

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
15. Other Assets, Net
Other assets, net, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Receivables, net of allowance of $5,173 and $266, respectively(1)	$68,918	$60,066
Government guaranteed receivables	66,947	46,958
Retained bonds, at fair value	46,439	55,614
Right-of-use assets (Note 20 - Leases)	43,203	62,528
Loan subject to repurchase from Ginnie Mae	15,631	7,956
Prepaid expenses	14,305	23,981
Debt securities	10,342	7,572
Servicer advances, net of allowance of $2,416 and $2,115, respectively	7,107	10,552
Margin deposits (Note 12 - Derivative and Risk Management Activities)	4,318	23,193
Investments	3,789	9,554
Deposits	1,560	2,249
Receivable from clearing organization	—	2,038
Other	28,926	46,122
Total other assets, net	$311,485	$358,383
(1) As of December 31, 2022 and 2021, the Company had an outstanding note receivable balance of $20.0 million and $0.0 million, respectively, with AAG, which is included in Receivables in the above table.

16. HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Ginnie Mae loan pools - UPB	$10,719,000	$9,849,835
Fair value adjustments	277,755	572,523
Total HMBS related obligations, at fair value	$10,996,755	$10,422,358

Weighted average remaining life (in years)	4.0	4.6
Weighted average interest rate	5.0%	2.5%

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
The Company was servicing 2,004 and 1,849 Ginnie Mae loan pools at December 31, 2022 and December 31, 2021, respectively.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
17. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date	Interest Rate	Original Issue Amount	December 31, 2022	December 31, 2021
Securitization of performing / nonperforming HECM loans	July 2020 - August 2022	July 2030 - August 2032	0.88% - 9.32%	$2,250,554	$953,336	$922,970
Securitization of non-agency reverse loans	May 2018 - December 2022	March 2050 - November 2069	1.75% - 4.50%	8,363,562	6,598,145	4,630,203
Securitization of Fix & Flip loans	April 2021	May 2025	2.10% - 5.40%	$268,511	268,511	268,511
Total consolidated VIE nonrecourse debt UPB					7,819,992	5,821,684
Nonrecourse MSR financing liability, at fair value(1)					60,562	142,435
Nonrecourse commercial loan financing liability(2)					105,291	107,744
Fair value adjustments					(642,668)	39,379
Total nonrecourse debt, at fair value					$7,343,177	$6,111,242
(1) As of December 31, 2021, the financing liability is due to a related-party. Refer to Note 34 - Related-Party Transactions for additional information regarding the financing liability due to a related-party.
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

Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of December 31, 2022, estimated maturities for nonrecourse debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
2023	$1,685,944
2024	2,248,967
2025	884,036
2026	359,841
2027	2,746,495
Thereafter	—
Nonrecourse MSR financing liability(1)	60,562
Total payments on nonrecourse debt	$7,985,845
(1) Nonrecourse MSR financing liability is excluded from this estimated maturities table, because the timing of the payments of the nonrecourse MSR financing liability is dependent on the payments received on the underlying MSR, and no contractual maturity date is applicable.

18. Other Financing Lines of Credit
Mortgage facilities
These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by FNMA, FHLMC, and

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Ginnie Mae or to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When these facilities are drawn on, the Company generally must transfer and pledge eligible loans to the lender and comply with various financial and other covenants. For facilities that have a maturity date, they expire at various times during 2023 through 2026. Under the facilities, loans are generally transferred at an advance rate less than the principal balance or fair value of the loans, which serves as the primary credit enhancement for the lender. Six of the warehouse lines of credit are also guaranteed by FAH, a wholly-owned subsidiary and the parent holding company to the mortgage business. Since the advances are generally for less than 100% of the principal balance of the loans, working capital is required to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities ranges from 65% to 100% of the market value or principal balance of the loans. Upon expiration, the warehouse facilities will either be closed or combined with other facilities.
Reverse mortgage facilities
These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When these facilities are drawn on, the Company generally must transfer and pledge eligible loans to the lender and comply with various financial and other covenants. The facilities expire at various times during 2023 through 2027. Under the facilities, loans are generally transferred at an advance rate less than the principal balance or fair value of the loans, which serves as the primary credit enhancement for the lender. Six of the warehouse lines of credit are also guaranteed by FAH, a wholly-owned subsidiary and the parent holding company to the reverse mortgage business. Since the advances are generally for less than 100% of the principal balance of the loans, working capital is required to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities ranges from 30% to 104% of the market value or principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit.
Commercial loan facilities
These facilities are either structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or are collateralized by first or second lien loans or crop loans. The funds advanced are generally repaid using the proceeds from the sale or securitization of the loans to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When these facilities are drawn on, the Company generally must transfer and pledge eligible loan collateral and comply with various financial and other covenants. The facilities expire at various times during 2023 and 2024. Under the facilities, loans are generally transferred at an advance rate less than the principal balance or fair value of the loans, which serves as the primary credit enhancement for the lender. Five of the warehouse lines of credit are also guaranteed by FAH, a wholly-owned subsidiary and the parent holding company to the commercial lending business. Since the advances are generally for less than 100% of the principal balance of the loans, working capital is required to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities generally ranges from 70% to 90% of the market value or principal balance of the loans. Upon expiration, the warehouse facilities will either be closed or combined with other facilities.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following summarizes the components of other financing lines of credit (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	December 31, 2022	December 31, 2021
Mortgage Lines:
January 2023 - October 2023	SOFR/Bloomberg short-term bank yield index + applicable margin	First Lien Mortgages	$475,000	$127,735	$1,802,348
November 2023	SOFR + applicable margin	Home Improvement Consumer Loans	50,000	7,495	5,107
March 2026	Ameribor + applicable margin	MSR	15,600	10,312	138,524
N/A	Bond accrual rate + applicable margin	Mortgage Related Assets	37,604	37,604	50,559
Subtotal mortgage lines of credit			$578,204	$183,146	$1,996,538
Reverse Lines:
April 2023 - November 2023	LIBOR/SOFR + applicable margin	First Lien Mortgages	$1,375,000	$584,658	$714,013
N/A	LIBOR/Bond accrual rate + applicable margin	Mortgage Related Assets	320,715	320,715	297,893
October 2027	SOFR + applicable margin	MSR	70,000	33,036	78,952
May 2023	Prime + .50%; 6% floor	Unsecuritized Tails	50,000	45,001	38,544
Subtotal reverse lines of credit			$1,815,715	$983,410	$1,129,402
Commercial Lines:
August 2023	2.50% / 3.25%	Encumbered Agricultural Loans	$75,000	$7,561	$25,127
April 2023 - November 2023	LIBOR/SOFR/Ameribor + applicable margin	First Lien Mortgages	291,151	243,752	167,159
February 2023	15%	Second Lien Mortgages	25,000	25,000	24,175
January 2024	SOFR + applicable margin	Mortgage Related Assets	12,500	12,500	5,041
Subtotal commercial lines of credit			$403,651	$288,813	$221,502
Total other financing lines of credit			$2,797,570	$1,455,369	$3,347,442
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of December 31, 2022.

As of December 31, 2022 and December 31, 2021, the weighted average outstanding interest rates on outstanding financing lines of credit of the Company were 8.14% and 2.75%, respectively.
The Company's financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability.
As of December 31, 2022, the Company was in compliance with its financial covenants related to required liquidity reserves. With respect to certain financial covenants related to required profitability, debt service coverage ratio and tangible net worth amounts, the Company obtained financial covenant waivers, amendments to such financial covenants effective as of December 31, 2022, or paid off the line of credit, in order to avoid breaching such financial covenants.
The terms of the Company's financing arrangements and credit facilities contain covenants, and the terms of the Company's GSE/seller servicer contracts contain requirements that may restrict the Company and its subsidiaries from paying distributions to its members. These restrictions include restrictions on paying distributions whenever the payment of such distributions would cause FoA or its subsidiaries to no longer be in compliance with any of its financial covenants or GSE requirements. Further, the Company is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
distribution, liabilities of the Company (with certain exceptions) exceed the fair value of its assets. Subsidiaries of the Company are generally subject to similar legal limitations on their ability to make distributions to FoA.
As of December 31, 2022, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	December 31, 2022	Maximum Allowable Distribution(1)
FAM
Adjusted Tangible Net Worth(2)	$100,000	$100,907	$907
Liquidity	20,000	23,368	3,368
Leverage Ratio	13:1	9.30:1	28,732
FAR
Adjusted Tangible Net Worth(2)	$250,000	$267,067	$17,067
Liquidity	24,724	28,718	3,994
Leverage Ratio	6:1	5.29:1	31,808
FAH
Adjusted Tangible Net Worth(2)	$300,000	$310,850	$10,850
Liquidity	45,000	52,270	7,270
Leverage Ratio	10:1	6.55:1	107,292
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

As of December 31, 2021, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	December 31, 2021	Maximum Allowable Distribution(1)
FAM
Adjusted Tangible Net Worth(2)	$150,000	$180,032	$30,032
Liquidity	40,000	43,734	3,734
Leverage Ratio	15:1	13.9:1	12,154
FACo
Adjusted Tangible Net Worth(2)	$85,000	$87,350	$2,350
Liquidity	20,000	32,728	12,728
Leverage Ratio	6:1	2.8:1	46,895
FAR
Adjusted Tangible Net Worth(2)	$417,826	$527,443	$109,617
Liquidity	20,000	23,845	3,845
Leverage Ratio	6:1	2.9:1	264,134
(1) The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary.
(2) This amount is based on the most restrictive financing line of credit covenant.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
19. Payables and Other Liabilities
Payables and other liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued liabilities	$77,581	$114,931
Lease liabilities (Note 20 - Leases)	57,460	65,518
GNMA reverse mortgage buyout payable	41,768	31,274
Accrued compensation expense	36,687	129,919
Estimate of claim losses (Note 23 - Estimate of Claims Losses)	16,807	14,993
Liability for loans eligible for repurchase from GNMA	15,631	7,956
Repurchase reserves (Note 21 - Repurchase Reserves)	14,266	8,685
Deferred purchase price liabilities	8,858	47,479
Deferred tax liability, net (Note 29 - Income Taxes)	2,367	18,581
Warrant liability	1,117	5,497
Derivative liabilities (Note 12 - Derivative and Risk Management Activities)	569	26,678
Total payables and other liabilities	$273,111	$471,511

Warrants
Prior to the Business Combination, Replay issued 28,750,000 units, consisting of one ordinary share and one-half of one redeemable warrant (each, a “Public Warrant” or “Warrant”), resulting in 14,375,000 Public Warrants. Each Warrant is now exercisable for a share of FoA Class A Common Stock. As of both December 31, 2022 and December 31, 2021, there were 14,375,000 Public Warrants outstanding.
The Warrants will expire April 1, 2026, five years after the completion of the Business Combination. The Company may call the Warrants for redemption:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption;
•if, and only if, the last reported closing price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
Each Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment for reorganization and/or an extraordinary dividends event, as described in the warrant agreement.
If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.
The Company has determined that the Warrants are subject to treatment as a liability. As of December 31, 2022 and December 31, 2021, the Warrants had a fair value of $1.1 million and $5.5 million, respectively. These liability-classified Public Warrants are anti-dilutive and thus have no impact on diluted EPS.

20. Leases
The table below summarizes the Company's operating lease portfolio (in thousands):

	December 31, 2022	December 31, 2021
Right-of-use assets	$43,203	$62,528
Lease liabilities	57,460	65,518
Weighted average remaining lease term (in years)	6.67	6.47
Weighted average discount rate	6.11%	6.27%

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
The Company’s lease portfolio is comprised primarily of real estate and equipment agreements. Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets, net, and payables and other liabilities, respectively, in the Consolidated Statements of Financial Condition as of December 31, 2022 and December 31, 2021. The Company does not currently have any finance leases in which it is the lessee. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
ASC 842 stipulates that the ROU asset in an operating lease is subject to the impairment guidance in ASC 360, similar to other long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As the length and magnitude of the downturn in mortgage demand, including compressed revenue margins, had significantly increased compared to prior periods, the Mortgage Originations reporting unit's current and expected future operating losses triggered an impairment analysis as of September 30, 2022. The Company estimated the fair value using a discounted cash flow model with the discount rate being the significant assumption. Based on the analysis, the Company recognized an impairment charge of $10.9 million for the ROU during 2022, which was recorded in impairment of goodwill, intangibles, and other assets in the Consolidated Statements of Operations.
The table below summarizes the Company's net operating lease cost (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Operating lease cost	$21,277	$17,297	$5,490	$21,734
Short-term lease cost	3,078	2,963	1,035	5,167
Total operating and short-term lease cost	24,355	20,260	6,525	26,901
Variable lease cost	3,463	3,960	1,808	3,734
Sublease income	(1,243)	(1,252)	(464)	(2,769)
Net lease cost	$26,575	$22,968	$7,869	$27,866

The table below summarizes other information related to the Company’s operating leases (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,163	$15,644	$5,423	$24,042
Leased assets obtained in exchange for new operating lease liabilities	17,197	31,819	701	7,271

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table presents a maturity analysis of operating leases and a reconciliation of the undiscounted cash flows to lease liabilities as of December 31, 2022 (in thousands):

2023	$16,434
2024	12,513
2025	8,497
2026	6,422
2027	5,290
Thereafter	21,831
Total undiscounted lease payments	70,987
Less: amounts representing interest	(13,527)
Total lease liabilities	$57,460

21. Repurchase Reserves
Certain whole-loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties made by the Company when the loans were sold. These representations and warranties are made to the loan purchasers about various characteristics of the loans, such as manner of origination, the nature and extent of underwriting standards applied, and the types of documentation being provided, and typically are in place for the life of the loan. In the event of a breach of the representations and warranties, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that the Company refund a portion of the premium paid on the sale of loans if a loan is prepaid within a certain amount of time from the date of sale. Although a breach of a representation and warranty may result in a repurchase demand at any time, the Company believes that most repurchase requests occur within the first five years of the origination of the loan. The Company records a provision for estimated repurchases and premium recapture on loans sold, which is charged to gain on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations. The current unpaid principal balance of loans sold by the Company represents the maximum potential exposure to repurchases related to representations and warranties. Reserve levels are a function of expected losses based on actual pending and expected claims, repurchase requests, historical experience, and loan sale volume. While the amount of repurchases and premium recapture is uncertain, the Company considers the liability to be appropriate. Repurchase reserves are included in payables and other liabilities in the Consolidated Statements of Financial Condition.
The activity of the outstanding repurchase reserves consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Repurchase reserves, beginning of period	$8,685	$10,529
Additions	24,278	9,234
Charge-offs	(18,697)	(11,078)
Repurchase reserves, end of period	$14,266	$8,685

22. Notes Payable, Net
In November 2020, FOAF issued $350.0 million aggregate principal amount of senior unsecured notes (the “Notes”). Interest is payable semi-annually in arrears on May 15 and November 15 beginning on May 15, 2021. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by FoA and each of FoA’s material existing and future wholly-owned domestic subsidiaries, excluding FOAF and subsidiaries. In accordance with the agreement, FOAF may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium as of the redemption date under the terms of the indenture and accrued and unpaid interest. The redemption price during each of the twelve-month periods following November 15, 2022, November 15, 2023 and at any time after November 15, 2024 is 103.938%, 101.969% and 100%, respectively, of the principal amount plus accrued and unpaid interest thereon. Upon the occurrence of a change of control, the holders of the Notes will have the right to require FOAF to make an offer to repurchase each

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
holder’s Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. FOAF has not redeemed any of the Notes since they were issued in November 2020.
The Notes contain covenants limiting, among other things, FOAF and its restricted subsidiaries’ ability to incur additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of FOAF’s assets. These incurrence-based covenants are subject to exceptions and qualifications. Many of these covenants will cease to apply during any time that the Notes have investment grade ratings and no default has occurred and is continuing. The Company was in compliance with all required covenants related to the Notes as of December 31, 2022.
The Company also has related-party promissory notes, which are further discussed in Note 34 - Related-Party Transactions.
A summary of the outstanding notes payable, net, is presented in the table below (in thousands):

Description	Maturity Date	Interest Rate	December 31, 2022	December 31, 2021
Senior unsecured notes	November 2025	7.9%	$350,000	$350,000
Related-party notes (Note 34 - Related-Party Transactions)			46,790	—
Fair value adjustment, net of amortization(1)			2,612	3,383
Total notes payable, net			$399,402	$353,383
(1) In conjunction with the Business Combination, the Company was required to adjust the liabilities assumed to fair value, resulting in a premium on the Notes and the elimination of the previously recognized debt issuance costs.

The interest expense for the Successor periods was $31.0 million and $22.6 million for the year ended December 31, 2022 and for the nine months ended December 31, 2021, respectively. The interest expense for the Predecessor periods was $7.7 million and $4.3 million for the three months ended March 31, 2021 and for the year ended December 31, 2020, respectively.

23. Estimate of Claims Losses
The Company is occasionally named as a defendant in claims concerning title insurance policies, closing protection letters, and alleged errors or omissions pertaining to the issuance of title policies or the performance of escrow services. The Company assesses pending and threatened claims to determine whether losses are probable and reasonably estimable in accordance with ASC 944, Financial Services - Insurance and ASC 450, Contingencies. To the extent losses are deemed to meet the probable and estimable criteria, the Company establishes an accrual for those losses based on historical experience and analysis of specific claim attributes, which is included in estimate of claim losses within payables and other liabilities in the Consolidated Statements of Financial Condition.
The activity related to the outstanding estimate of claim losses consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Beginning balance	$14,993	$8,609
Provision charged to income from operations	3,351	7,043
Claim loss payments	(1,079)	(659)
Reduction from acquisition divestiture	(458)	—
Ending balance	$16,807	$14,993

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

Activity in the liability for loss and loss adjustment expense of the Company's insurance subsidiary, which is included in estimate of claim losses within payables and other liabilities in the Consolidated Statements of Financial Condition, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Beginning balance, net of reinsurance recoverable of $99 as of January 1, 2022 and 2021	$12,182	$6,334
Incurred related to:
Current year	2,316	6,203
Prior years	580	43
Total incurred	2,896	6,246
Paid related to:
Current year	165	307
Prior years, net of reinsurance and other receivables of $99 as of December 31, 2022 and 2021	676	91
Total paid	841	398
Ending balance, net of reinsurance recoverable of $99 as of December 31, 2022 and 2021	$14,237	$12,182

A known claim reserve is an amount estimated by the Company to be sufficient to cover all unpaid losses, claims, and allocated loss adjustment expenses arising under title insurance policies for which the Company may be liable, and for which they have discovered or received notice by or on behalf of the insured or escrow or security depositor.
The Company's insurance subsidiary has paid cumulative gross loss and loss adjustment expenses of $9.2 million, $8.1 million, and $7.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company's insurance subsidiary has recovered $0.2 million for the years ended December 31, 2022, 2021 and 2020. No unsecured aggregate recoverable for losses, paid and unpaid, loss adjustment expenses, and unearned premiums existed as of December 31, 2022 or December 31, 2021.
The effects of reinsurance on premiums written by the Company's insurance subsidiary consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Title premiums written:
Direct	$93,902	$143,668
Ceded	(1,451)	(1,691)
Net title premiums written	$92,451	$141,977

24. Litigation
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
As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company establishes an accrued liability and records a corresponding amount to litigation related expense. The Company will

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain matters, the Company may consider a loss to be probable but cannot calculate a precise estimate of losses. For these matters, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter.
As of December 31, 2022, there were no matters that the Company considered to be probable or reasonably possible for which they could estimate losses or a reasonable range of estimated losses.
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
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $7.9 million and $10.8 million for the Successor year ended December 31, 2022 and nine months ended December 31, 2021, respectively. Legal expenses for the Predecessor periods were $4.2 million and $19.5 million for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. These expenses are included in general and administrative expenses in the Consolidated Statements of Operations.

25. Commitments and Contingencies
Servicing of Mortgage Loans
The Company has contracted with third party providers to perform specified servicing functions on its behalf. These services include maintaining borrower contact, facilitating borrower advances, generating borrower statements, collecting and processing payments of interest and principal, and facilitating loss-mitigation strategies in an attempt to keep defaulted borrowers in their homes. The contracts are generally fixed-term arrangements, with standard notification and transition terms governing termination of such contracts.
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
Unfunded Commitments
The Company is required to fund further borrower advances (where the borrower has not fully drawn down the HECM, non-agency reverse mortgage, fix & flip, or agricultural loan proceeds available) and fund the payment of the borrower's obligation to pay FHA monthly insurance premiums for HECM loans.
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were approximately $3.1 billion as of December 31, 2022 compared to $2.6 billion as of December 31, 2021. The outstanding unfunded commitments available to borrowers related to fix & flip loans were approximately $128.9 million and $94.9 million as of December 31, 2022 and December 31, 2021, respectively. This additional

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
borrowing capacity is primarily in the form of undrawn lines of credit. The outstanding unfunded commitments available to borrowers related to agricultural loans were approximately $26.7 million and $78.5 million as of December 31, 2022 and December 31, 2021, respectively.
The Company also has commitments to purchase and sell loans totaling $1.7 million and $133.6 million, respectively, as of December 31, 2022, compared to $178.6 million and $0, respectively, as of December 31, 2021.
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

26. Equity-Based Compensation
Restricted Stock Units
Pursuant to the terms of the A&R MLTIP, there are two types of equity-based compensation granted to employees, henceforth referred to as Replacement Restricted Stock Units (“Replacement RSUs”) and Earnout Right Restricted Stock Units (“Earnout Right RSUs”). The issuance of the Replacement RSUs and Earnout Right RSUs by pre-transaction ownership to employees under the A&R MLTIP will be funded by the exchange of current Class A Common Stock and Class A LLC Units held by the unitholders of FoA Equity prior to the closing of the Business Combination. Therefore, the shares issued to employees under the A&R MLTIP will not result in incremental share ownership in the Company, and the total compensation costs associated with the vesting of the Replacement RSUs and Earnout Right RSUs will be directly allocated to the noncontrolling interest and, with respect to Blocker GP, to FoA in proportion to their sharing percentages of exchanged units.
Additionally, pursuant to the terms of the 2021 Omnibus Incentive Plan, the Company granted equity-based compensation to certain employees and non-employee board of directors members, henceforth referred to as Non-LTIP Restricted Stock Units ("Non-LTIP RSUs"). Vested Non-LTIP RSUs will be settled with issuance of shares of Class A Common Stock of FoA to the participant and a respective count of Class A LLC units of FoA Equity to FoA.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Each type of RSUs is classified as equity and FoA accounts for the RSUs following the fair value method. Each type of RSUs' fair values is fixed on the grant date and not remeasured unless the award is subsequently modified.
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
Earnout Right RSUs have the same service-based vesting conditions listed above for the Replacement RSUs along with market-based vesting conditions. The first tranche of Earnout Right RSUs vest upon satisfaction of the service-based vesting conditions and if, at any time during the six years following the Closing, the VWAP of FoA's Class A Common Stock is greater than or equal to $12.50 for any twenty out of thirty consecutive trading days. The second tranche of Earnout Right RSUs vest upon satisfaction of the service-based vesting conditions and if, at any time during the six years following the Closing, the VWAP of FoA's Class A Common Stock is greater than or equal to $15.00 for any twenty out of thirty consecutive trading days.
Non-LTIP RSUs
Pursuant to the terms of the 2021 Omnibus Incentive Plan and the form of Restricted Stock Unit Award Agreement adopted on November 18, 2021, the Company granted Non-LTIP RSUs to certain employees and non-employee board of directors members. The RSUs granted have various grant dates and vesting schedules. All vesting is subject to each holder's continued employment and are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plan.
On January 1, 2022, FoA opened an initial offering period for our Employee Stock Purchase Plan (the “ESPP”) for the benefit of Company employees. Participation in the ESPP is voluntary and is open to any Company employee who satisfies the eligibility requirements under the ESPP other than the Company’s “officers” (as defined in Rule 16a-1 under the Exchange Act). The ESPP allows for shares of the Company’s Class A Common Stock to be purchased on behalf of participants, using funds contributed by participants through payroll deductions. Participants can contribute up to the lesser of 15% of the participant’s Base Earnings (as defined in the ESPP) or $50,000 per participant in any calendar year. The ESPP includes a matching component pursuant to which participating employees will be eligible to receive a grant of restricted stock units (“Match RSUs”) pursuant to and in accordance with the Company’s 2021 Omnibus Incentive Plan. The number of Match RSUs to be granted to participants with respect to each offering period will equal to 20% of the shares purchased by participants under the ESPP with respect to such offering period.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
A summary of each classification of RSU activity for the periods indicated is presented below:

				Grant Date Fair Value
Replacement RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, December 31, 2021	10,392,226	20,640	10,412,866	$9.48	$98,714
Vested	(5,713,819)	5,713,819	—	—	—
Forfeited	(557,281)	—	(557,281)	9.48	(5,283)
Settled	—	(5,122,137)	(5,122,137)	9.48	(48,558)
Outstanding, December 31, 2022	4,121,126	612,322	4,733,448	$9.48	$44,873

Equity-based compensation expense for the Replacement RSUs for the Successor periods was $38.9 million and $64.9 million for the year ended December 31, 2022 and for the nine months ended December 31, 2021, respectively. There was no equity-based compensation expense for the Replacement RSUs for the Predecessor three months ended March 31, 2021 or the year ended December 31, 2020. Unrecognized equity-based compensation expense for the Replacement RSUs totaled $23.0 million as of December 31, 2022 and is expected to be recognized over 1.2 years.

				Grant Date Fair Value
Earnout Right RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, December 31, 2021	1,531,440	—	1,531,440	$8.91	$13,638
Forfeited	(58,320)	—	(58,320)	8.91	(519)
Outstanding, December 31, 2022	1,473,120	—	1,473,120	$8.91	$13,119

Equity-based compensation expense for the Earnout Right RSUs for the Successor periods was $4.7 million and $6.6 million for the year ended December 31, 2022 and for the nine months ended December 31, 2021, respectively. There was no equity-based compensation expense for the Earnout Right RSUs for the Predecessor three months ended March 31, 2021 or the year ended December 31, 2020. Unrecognized equity-based compensation expense for the Earnout Right RSUs totaled $1.0 million as of December 31, 2022 and is expected to be recognized over 1.0 year.

				Grant Date Fair Value
Non-LTIP RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, December 31, 2021	168,221	—	168,221	$5.35	$900
Granted	4,403,158	—	4,403,158	2.94	12,938
Vested	(499,338)	499,338	—	—	—
Forfeited	(699,937)	—	(699,937)	3.00	(2,102)
Settled	—	(473,783)	(473,783)	3.56	(1,686)
Outstanding, December 31, 2022	3,372,104	25,555	3,397,659	$2.96	$10,050

Equity-based compensation expense for the Non-LTIP RSUs for the Successor periods was $4.7 million and $0.3 million for the year ended December 31, 2022 and for the nine months ended December 31, 2021, respectively. There was no equity-based compensation expense for the Non-LTIP RSUs for the Predecessor three months ended March 31, 2021 or the year ended December 31, 2020. Unrecognized equity-based compensation expense for the Non-LTIP RSUs totaled $6.2 million as of December 31, 2022 and is expected to be recognized over 2.1 years.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

27. Fee Income
Fee income consisted of the following (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Title premium	$113,254	$136,530	$40,934	$104,374
Loan origination fees	110,701	120,603	35,847	127,799
Ancillary fee income(1)	55,680	66,999	39,447	90,016
Loan servicing fees, net	47,900	52,439	15,204	31,153
Change in fair value of MSR	14,348	(18,400)	20,739	4,562
Underwriting fees	11,361	17,004	6,897	23,901
Capital markets advisory fee income	8,822	10,530	1,685	6,245
Other fee income	64	360	618	1,819
Total fee income	$362,130	$386,065	$161,371	$389,869
(1) Ancillary fee income includes closing services, student and consumer loan origination services, fulfillment services, and MSR trade brokerage, valuation, and other services.

28. General and Administrative Expenses
General and administrative expenses consisted of the following (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Title and closing	$84,833	$86,627	$25,061	$64,252
Loan origination expenses	71,093	52,741	20,503	60,980
Depreciation and amortization	64,991	50,005	3,484	13,871
Communications and data processing	56,676	40,626	11,324	34,254
Loan portfolio expenses	53,232	46,838	15,200	43,599
Business development	34,175	30,833	10,607	37,456
Securitization expenses	23,943	32,787	6,944	31,216
Licensing and insurance	11,604	9,563	2,487	6,321
Other expenses	56,354	42,242	31,577	103,922
Total general and administrative expenses	$456,901	$392,262	$127,187	$395,871

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
29. Income Taxes
The provision (benefit) for income taxes consists of the following (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Current expense (benefit):
Federal	$533	$2,757	$979	$2,197
State	(289)	319	286	378
Subtotal	244	3,076	1,265	2,575
Deferred expense (benefit)
Federal	(13,201)	(19,259)	(110)	22
State	(3,567)	(4,488)	(18)	(253)
Subtotal	(16,768)	(23,747)	(128)	(231)
Provision (benefit) for income taxes	$(16,524)	$(20,671)	$1,137	$2,344

The following table presents a reconciliation of the applicable statutory U.S. federal income tax rate to the effective tax rate (dollars in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Tax expense (benefit) at federal statutory rate	$(153,731)	$(277,551)	$26,348	$105,054
Effect of:
Noncontrolling interest	109,818	196,138	(25,535)	(103,819)
Permanent differences	892	(707)	—	540
Goodwill impairment	—	67,902	—	—
State taxes	(3,571)	(4,096)	268	(367)
Valuation allowance	29,334	—	—	—
Other tax adjustments	734	(2,357)	56	936
Provision (benefit) for income taxes	$(16,524)	$(20,671)	$1,137	$2,344
Effective Tax Rate	2.26%	1.56%	0.91%	0.47%

The effective tax rate is calculated by dividing the provision (benefit) for income taxes by net income (loss) before income taxes. The effective tax rate for the year ended December 31, 2022 differs from the U.S. federal statutory rate primarily due to income attributable to noncontrolling interests, state statutory income tax rates, and the impact of discrete tax items, which includes a $35.7 million charge (of which $29.3 million is federal and $6.4 million is included in state taxes adjustment) associated with the creation of a valuation allowance against net deferred tax assets, including net operating loss carry forwards and other deferred tax assets.
The effective tax rate for the nine months ended December 31, 2021 differs from the statutory rate primarily due to income attributable to noncontrolling interests and the impairment of book goodwill recorded during the period.
The effective tax rate for the Predecessor periods differs from the statutory rate primarily due to the business operating as a flowthrough entity which was not subject to U.S. federal and state income taxes.
Prior to the Business Combination, FoA Equity operated as a U.S. partnership which, generally, are not subject to U.S. federal and state income taxes. After the Business Combination, FoA is taxed as a corporation and is subject to

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
U.S. federal, state, and local taxes on the income allocated to it from FoA Equity, based upon FoA’s economic interest in FoA Equity, as well as any stand-alone income it generates. FoA Equity and its disregarded subsidiaries, collectively, are treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, FoA Equity is not subject to U.S. federal and certain state and local income taxes. FoA Equity’s members, including FoA, are liable for U.S. federal, state, and local income taxes based on their allocable share of FoA Equity’s pass-through taxable income.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences attributable to these temporary differences and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Significant components of the Company's deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets
Loss carryforwards	$21,160	$8,765
Research and development tax credits	1,162	172
Earnout awards	5,183	—
TRA	983	9,107
Other	234	—
Gross deferred tax assets	28,722	18,044
Valuation allowance	(24,710)	(777)
Deferred tax assets, net of valuation allowance	4,012	17,267
Deferred tax liabilities
Investment in FoA Equity	4,428	35,345
Other	1,951	503
Gross deferred tax liabilities	6,379	35,848
Net deferred tax liability	$(2,367)	$(18,581)

The federal and state net operating loss ("NOL") carryforwards amount to approximately $81.4 million and $34.4 million at December 31, 2022 and December 31, 2021, respectively. It is expected that these NOL's will not expire.
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. During 2022, resulting from a reduced demand for mortgage products from the Mortgage Originations segment and compressed margins, the Company decided to exit that business. Management assessed the existing taxable temporary differences that will reverse through the course of ordinary business and concluded the Company will not more likely than not generate sufficient taxable income to utilize the current attributes, and a valuation allowance was established for the deferred tax asset in excess of deferred tax liabilities. Management has also determined that the future sources of taxable income from reversing taxable temporary differences that comprise the investment in FoA Equity deferred tax liability would only be fully realized upon sale of FoA's interest in FoA Equity. Accordingly, the deferred tax liability from investment in FoA Equity has been treated as an indefinite-lived intangible and is limited by the federal net operating loss utilization rules. Thus an

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
incremental valuation allowance was recorded for the amount subject to the limitation. The net change in the valuation allowance was $23.9 million for the year ended December 31, 2022, and $0.6 million for the Successor nine months ended December 31, 2021. Furthermore, the effect both of a change in the beginning-of-the-year balance of a valuation allowance and changes from income or loss in the current year have been included in provision (benefit) for income taxes. $11.8 million of decreases in the valuation allowance associated with transactions with noncontrolling interests in the current year are offset to additional paid-in capital.
Net deferred tax liabilities are included in payables and other liabilities in the Consolidated Statements of Financial Condition.
Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2018 or prior.
The Company's unrecognized tax benefits, excluding related interest and penalties, were (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Unrecognized tax benefits—beginning of period	$652	$576	$576	$471
Increases on tax positions related to the current period	275	104	—	32
Increases (decreases) on tax positions related to prior periods	43	(28)	—	543
Statutes closing	—	—	—	(470)
Unrecognized tax benefits—end of period	$970	$652	$576	$576

If recognized, the entire amount of the tax benefits disclosed above, would reduce the annual effective tax rate. FoA does not believe that it will have a material increase or decrease in its unrecognized tax benefits during the coming year.

30. Defined Contribution Plan
The Company sponsors a qualified defined contribution plan and matches certain employee contributions on a discretionary basis. The Company's expenses for matching contributions to the defined contribution plan for the Successor periods were $10.9 million and $9.2 million for the year ended December 31, 2022 and for the nine months ended December 31, 2021, respectively. Matching contribution expenses to the defined contribution plan for the Predecessor periods were $4.1 million and $10.3 million for the three months ended March 31, 2021 and for the year ended December 31, 2020, respectively. These expenses are included in salaries, benefits, and related expenses in the Consolidated Statements of Operations.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
31. Business Segment Reporting
The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	For the year ended December 31, 2022
	Successor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$231,983	$—	$—	$—	$(6,298)	$225,685	$—	$(14,667)	$211,018
Net fair value gains (losses) on loans and related obligations	—	283,808	4,210	—	(195,231)	92,787	—	11,407	104,194
Fee income	59,096	5,580	54,437	213,887	66,761	399,761	—	(37,631)	362,130
Net interest income (expense)
Interest income	40,680	—	—	962	5,319	46,961	675	—	47,636
Interest expense	(32,956)	—	—	(187)	(90,926)	(124,069)	(27,668)	—	(151,737)
Net interest income (expense)	7,724	—	—	775	(85,607)	(77,108)	(26,993)	—	(104,101)
Total revenues	298,803	289,388	58,647	214,662	(220,375)	641,125	(26,993)	(40,891)	573,241
Total expenses	464,084	160,919	84,659	243,397	124,060	1,077,119	112,384	(40,888)	1,148,615
Impairment of intangibles and other assets	(129,097)	(3,500)	(5,500)	(48,384)	(3,800)	(190,281)	(2,228)	—	(192,509)
Other, net	(225)	3,290	418	3,648	860	7,991	27,837	3	35,831
Net income (loss) before taxes	$(294,603)	$128,259	$(31,094)	$(73,471)	$(347,375)	$(618,284)	$(113,768)	$—	$(732,052)

Depreciation and amortization	$8,407	$38,645	$2,211	$12,926	$319	$62,508	$2,483	$—	$64,991
Total assets	$173,442	$294,904	$15,246	$140,952	$20,185,979	$20,810,523	$1,596,532	$(1,534,400)	$20,872,655

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

	For the nine months ended December 31, 2021
	Successor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$542,951	$—	$—	$—	$39,950	$582,901	$—	$(18,376)	$564,525
Net fair value gains (losses) on loans and related obligations	—	317,138	37,720	—	(30,738)	324,120	—	17,630	341,750
Fee income	88,399	3,274	43,015	252,268	30,455	417,411	—	(31,346)	386,065
Net interest income (expense)
Interest income	42,555	—	—	68	1,027	43,650	275	—	43,925
Interest expense	(34,569)	—	—	(260)	(52,625)	(87,454)	(20,240)	—	(107,694)
Net interest income (expense)	7,986	—	—	(192)	(51,598)	(43,804)	(19,965)	—	(63,769)
Total revenues	639,336	320,412	80,735	252,076	(11,931)	1,280,628	(19,965)	(32,092)	1,228,571
Total expenses	639,196	122,389	64,026	229,227	92,197	1,147,035	74,535	(37,814)	1,183,756
Impairment of goodwill and intangible assets	(774,524)	(408,241)	(75,768)	(110,188)	(11,909)	(1,380,630)	—	—	(1,380,630)
Other, net	—	248	423	3,040	1,170	4,881	15,193	(5,932)	14,142
Net loss before taxes	$(774,384)	$(209,970)	$(58,636)	$(84,299)	$(114,867)	$(1,242,156)	$(79,307)	$(210)	$(1,321,673)

Depreciation and amortization	$9,147	$29,006	$1,909	$8,681	$132	$48,875	$1,130	$—	$50,005
Total assets	$2,148,504	$359,896	$41,470	$227,966	$18,974,389	$21,752,225	$994,074	$(957,353)	$21,788,946

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

	For the three months ended March 31, 2021
	Predecessor
	Mortgage Originations		Reverse Originations		Commercial Originations		Lender Services		Portfolio Management	Total Operating Segments		Corporate and Other		Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$286,481		$—		$—		$—		$5,065	$291,546		$—		$(212)	$291,334
Net fair value gains on loans and related obligations	—		68,449		5,431		—		2,750	76,630		—		33	76,663
Fee income	32,731		524		8,930		76,383		36,191	154,759		—		6,612	161,371
Net interest income (expense)
Interest income	12,483		—		—		28		138	12,649		12		—	12,661
Interest expense	(11,592)		—		—		(64)		(14,954)	(26,610)		(7,756)		—	(34,366)
Net interest income (expense)	891		—		—		(36)		(14,816)	(13,961)		(7,744)		—	(21,705)
Total revenues	320,103		68,973		14,361		76,347		29,190	508,974		(7,744)		6,433	507,663
Total expenses	224,246		23,693		13,391		62,970		24,406	348,706		18,683		5,925	373,314
Other, net	—		34		149		2		895	1,080		(9,464)		(508)	(8,892)
Net income (loss) before taxes	$95,857	$—	$45,314	$—	$1,119	$—	$13,379	$—	$5,679	$161,348	$—	$(35,891)	$—	$—	$125,457

Depreciation and amortization	$1,423		$151		$125		$1,268		$146	$3,113		$371		$—	$3,484
Total assets	$2,425,529		$35,861		$82,375		$125,317		$17,378,088	$20,047,170		$379,562		$(326,313)	$20,100,419

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

	For the year ended December 31, 2020
	Predecessor
	Mortgage Originations	Reverse Originations	Commercial Originations	Lender Services	Portfolio Management	Total Operating Segments	Corporate and Other	Elim	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$1,171,368	$—	$—	$—	$10,192	$1,181,560	$—	$(2,565)	$1,178,995
Net fair value gains on loans and related obligations	—	192,257	13,350	—	103,872	309,479	—	2,219	311,698
Fee income	118,237	1,837	23,862	205,197	28,002	377,135	3,117	9,617	389,869
Net interest income (expense)
Interest income	41,688	—	—	174	714	42,576	8	—	42,584
Interest expense	(39,792)	—	—	(255)	(73,877)	(113,924)	(8,945)	(132)	(123,001)
Net interest income (expense)	1,896	—	—	(81)	(73,163)	(71,348)	(8,937)	(132)	(80,417)
Total revenues	1,291,501	194,094	37,212	205,116	68,903	1,796,826	(5,820)	9,139	1,800,145
Total expenses	831,563	87,219	41,341	185,361	90,854	1,236,338	48,280	9,139	1,293,757
Other, net	—	—	—	—	—	—	(6,131)	—	(6,131)
Net income (loss) before taxes	$459,938	$106,875	$(4,129)	$19,755	$(21,951)	$560,488	$(60,231)	$—	$500,257

Depreciation and amortization	$5,951	$897	$568	$4,810	$130	$12,356	$1,515	$—	$13,871
Total assets	$2,362,159	$25,841	$82,436	$117,254	$16,895,820	$19,483,510	$81,645	$—	$19,565,155

The Company has identified six reportable segments: Mortgage Originations, Reverse Originations, Commercial Originations, Lender Services, Portfolio Management, and Corporate and Other.
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
Reverse Originations
The Reverse Originations segment originates or acquires reverse mortgage loans through FAR. This segment originates HECM which are insured by the FHA, and proprietary non-agency reverse mortgages. The segment originates reverse mortgage loans through the following channels: retail and third-party-originator. Reverse mortgage lending activities primarily consist of the origination and securitization of mortgage loans to GNMA and other private investors.
Commercial Originations
The Commercial Originations segment originates or acquires commercial mortgage loans through FAM (prior to January 1, 2022 through FACo). The segment provides business purpose lending solutions for residential real estate investors in two principal ways: short-term loans to provide rehab and construction of investment properties meant to be sold upon completion, and investor rental loans collateralized by either a single asset or portfolio of properties. The segment also provides government-insured agricultural lending solutions to farmers to fund their inputs and

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
operating expenses for the upcoming growing season.The segment originates commercial mortgage loans through the following channels: retail and third-party-originator. Commercial mortgage lending activities primarily consist of the origination and securitization of commercial mortgages to private investors.
Lender Services
The Lender Services segment provides ancillary business services, title agency and title insurance services, MSR valuation and trade brokerage, transactional fulfillment services, and appraisal management services to customers in the residential mortgage, student lending, and commercial lending industries. The segment also operates a foreign branch in the Philippines for transactional fulfillment and administrative support.
Portfolio Management
The Portfolio Management segment provides product development, loan securitization, loan sales, risk management, asset management and servicing oversight services to the enterprise and third-party funds.
Corporate and Other
Corporate and Other consists of the Business Excellence Office and other corporate services groups.
The Company's segments are based upon the Company's organizational structure which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on actual cost of services performed based on a direct resource utilization, estimate of percentage use for shared services or headcount percentage for certain functions. Non-allocated corporate expenses include administrative costs of executive management and other corporate functions that are not directly attributable to the Company's operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties. To reconcile the Company's consolidated results, certain inter-segment revenues and expenses are eliminated in the "Eliminations" column in the previous tables.

32. Liquidity and Capital Requirements
Compliance Requirements
FAM
In addition to the covenant requirements of FAM mentioned in Note 18 - Other Financing Lines of Credit, FAM is subject to various regulatory capital requirements administered by HUD as a result of their mortgage origination and servicing activities. HUD governs non-supervised, direct endorsement mortgagees, and Ginnie Mae, FNMA, and FHLMC, which sponsor programs that govern a significant portion of FAM’s mortgage loans sold and servicing activities. Additionally, FAM is required to maintain minimum net worth requirements for many of the states in which it sells and services loans. Each state has its own minimum net worth requirement; however, none of the state requirements are material to the consolidated financial statements.
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
Among FAM’s various capital requirements related to its outstanding mortgage origination and servicing agreements, the most restrictive of these requires FAM to maintain a minimum adjusted net worth balance at the end of the most recent fiscal quarter of $139.8 million as of December 31, 2022. FAM’s actual net worth was $102.9 million as of December 31, 2022. FAM is also subject to requirements related to material declines in quarterly and two consecutive quarter tangible net worth. As of December 31, 2022, FAM was not in compliance with the FNMA lender adjusted tangible net worth quarterly and two consecutive quarter requirements. As of December 31, 2022, FAM obtained all required waivers for these covenant violations.
In addition, FAM is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAM throughout the year. FAM is required to conduct

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of December 31, 2022, FAM was in compliance with applicable requirements.
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
As of December 31, 2022, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $112.4 million as of December 31, 2022. FAR’s actual net worth calculated based on Ginnie Mae guidance was $254.7 million as of December 31, 2022. The minimum liquidity required of FAR by Ginnie Mae was $22.5 million as of December 31, 2022. FAR’s actual cash and cash equivalents were $28.7 million as of December 31, 2022. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement; however, FAR received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, the Company was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of December 31, 2022, FAR was in compliance with applicable requirements.
Incenter
Incenter Securities Group LLC ("ISG"), one of the operating subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules and Financial Industry Regulatory Authority rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, ISG is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. ISG is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. ISG computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $0.3 million. As of December 31, 2022, ISG met the minimum net capital requirement amounts and was, therefore, in compliance.
Additionally, the ISG claims the exemption provision of Footnote 74 of the SEC Release No. 34-70073 adopting amendments to 17 C.F.R. § 240.17a-5 because ISG's other business activities are limited to (1) proprietary trading; (2) receiving transaction-based compensation for referring securities transactions to other broker-dealers; and (3) participating in distributions of securities (other than firm commitment underwritings) in accordance with the requirements of paragraphs (a) or (b)(2) of Rule 15c2-4.
ANTIC, an operating subsidiary of Incenter, has additional capital requirements. The State of Missouri and State of Alabama require domestic title insurance underwriters maintain minimum capital and surplus of $1.6 million and $0.2 million, respectively. Failure to comply with these provisions may result in various actions up to and including surrender of the certificate of authority. Additionally, in October 2019, ANTIC entered into a capital maintenance agreement in conjunction with the approval for the certificate of authority for California. This agreement requires ANTIC to maintain a minimum of $8.0 million in policyholder surplus. If ANTIC falls below this requirement in any given quarter, Incenter must contribute cash, cash equivalents securities or other instruments to bring ANTIC in compliance. The Company's insurance company subsidiaries met the existing minimum statutory capital and surplus requirements as of December 31, 2022.
ANTIC is also required to maintain bonds, certificates of deposit and interest-bearing accounts in accordance with applicable state regulatory requirements. The total requirement was $3.7 million across all states as of December 31, 2022. The Company was in compliance with these requirements as of December 31, 2022.

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
The Company invests its excess cash balances that may exceed federal insured limits with creditworthy financial institutions, primarily in accounts that are exposed to minimal interest rate and credit risk. The Company maintains multiple banking relationships with both national and regional banks and actively monitors the financial stability of such institutions to ensure they have sufficient capital to meet the Company's funding needs and can withstand a sudden liquidity stress event or an unexpected significant amount of withdrawal requests submitted at the same time by multiple customers.
Credit risk is reduced by the Company’s underwriting standards, monitoring pledged collateral and other in-house monitoring procedures performed by management. The Company’s credit exposure for amounts due from investors and derivative related receivables is minimized since its policy is to sell mortgages only to highly reputable and financially sound financial institutions.
Mortgage loans are sold or financed through one of the following methods: (i) sales or financing securitizations to or pursuant to programs sponsored by FNMA, FHLMC, and Ginnie Mae, or (ii) sales or financing securitizations issued to a few large private investors. The Company sold $13,242.5 million for the year ended December 31, 2022, $20,516.1 million for the Successor nine months ended December 31, 2021, $7,696.6 million for the Predecessor three months ended March 31, 2021, and $27,229.1 million for the year ended December 31, 2020 in mortgage loans to FNMA, FHLMC and Ginnie Mae. The Company sold to or securitized with private investors $6,801.5 million and $7,439.8 million for the year ended December 31, 2022 and for the Successor nine months ended December 31, 2021, respectively, and $1,724.3 million for the Predecessor three months ended March 31, 2021 in mortgage loans. The Company sold to or securitized with private investors $5,855.2 million for the year ended December 31, 2020 in mortgage loans.
As of December 31, 2022 the sale or financing securitizations issued to private investors consisted of 41.9% non-agency reverse mortgage loans, 3.7% commercial loans, and 54.4% residential mortgage loans.
For the Successor nine months ended December 31, 2021, the sale or financing securitizations issued to private investors consisted of 18.6% non-agency reverse mortgage loans, 6.1% commercial loans, and 75.3% residential mortgage loans. For the Predecessor three months ended March 31, 2021, the sale or financing securitizations issued to private investors consisted of 33.1% non-assignable buy-outs ("NABO") loans, 14.1% commercial loans, and 52.8% residential mortgage loans.
The Company's sales or financing securitizations issued to private investors for the Predecessor year ended December 31, 2020 consisted of 34.1% non-agency reverse mortgage loans, 4.0% agency reverse mortgage loans, 7.6% commercial loans, 16.1% NABO loans and 38.2% residential mortgage loans.
The Company is partially owned by Libman Family Holdings, LLC, certain investment funds affiliated with Blackstone and other co-investors through FoA and/or Class A LLC Units in FoA Equity. In the ordinary course of conducting business, a portion of these mortgage loans sold or financed relate to transactions that the Company enters into with a counterparty that is a non-affiliated company separately owned by certain other investment funds affiliated with Blackstone. The nature of its business interactions with this counterparty may allow the Company to negotiate preferential terms of commercial transactions that may not be available for other parties on an arm’s-length basis. These commercial transactions include the transfer of certain residential mortgage loans, in which the Company may receive an ongoing service fee. The Company sold mortgage loans to non-affiliated Blackstone portfolio companies of $354.5 million and $424.8 million for the year ended December 31, 2022 and for the Successor nine months ended December 31, 2021, respectively. The Company sold mortgage loans to non-affiliated Blackstone portfolio companies of $84.6 million and $168.7 million for the Predecessor three months ended March 31, 2021 and for the year ended December 31, 2020, respectively. The Company has recognized gains on the sale of

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
mortgages related to transactions with non-affiliated Blackstone portfolio companies of $2.5 million and $17.3 million for the year ended December 31, 2022 and for the Successor nine months ended December 31, 2021, respectively, and $4.0 million for the Predecessor three months ended March 31, 2021. The Company recognized gains on the sale of mortgages related to transactions with non-affiliated Blackstone portfolio companies of $7.9 million for the year ended December 31, 2020.
In July 2017, the Company entered into a $45.0 million mezzanine financing agreement with a non-affiliated company, separately owned by other investment funds affiliated with Blackstone, secured by a junior lien in mortgage assets pledged to certain senior secured warehouse facilities. This facility was structured as a loan and security agreement. The funds advanced are generally repaid using collections from the underlying assets to the extent remaining after the payment of any senior debt or the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default. This financing agreement was amended in May 2021 from $45.0 million to $25.0 million. As of December 31, 2022 and December 31, 2021 the Company had outstanding borrowings of $25.0 million and $21.5 million, respectively.
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
The table below provides the percentage of residential mortgage loans serviced by the location in which the home securing the loan is located and is based on the outstanding UPB. "Other" consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	December 31, 2022	December 31, 2021
California	44%	43%
Washington	2%	8%
Oregon	3%	6%
Arizona	4%	5%
New Jersey	6%	5%
Other	41%	33%
Total	100%	100%

The following table provides the percentage of residential mortgage loans serviced by loans with GSEs ("Agency") and those with private investors ("Non-agency") by period.

	December 31, 2022	December 31, 2021
Agency	56%	97%
Non-agency	44%	3%
Total	100%	100%

Reverse Mortgages
FAR originates, buys and sells HECM, commonly referred to as reverse mortgages, and securitizes and sells the HECM as HMBS. FAR is subject to approval of, and is heavily regulated by, federal and state regulatory agencies as a mortgage lender, Ginnie Mae issuer, broker and servicer.
The secondary market for the FHA-insured HECM loans is not assured; to the extent the program requires Congressional appropriations in future years, which are not forthcoming, the program could be jeopardized; and/or, consumer demand could be reduced if FHA actions result in a reduction of initial principal limit available to borrowers.
FAR depends on its ability to securitize reverse mortgages, subsequent draws, mortgage insurance premiums and servicing fees, and would be adversely affected if the ability to access the secondary market were to be limited.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Concentrations of credit risk associated with reverse mortgage loans are limited due to the large number of customers and their dispersion across many geographic areas. The table below provides the percentage of reverse loans in the Company’s Consolidated Statements of Financial Condition by the location in which the home securing the loan is located and is based on their remaining UPB. "Other" consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	December 31, 2022	December 31, 2021
California	47%	45%
New York	7%	8%
Florida	5%	5%
Texas	4%	5%
Other	37%	37%
Total	100%	100%

A significant portion of the Company's non-agency reverse mortgage products are originated within the state of California. The Company's non-agency reverse mortgage production concentration by location is presented in the following table. The Company's total origination volume in any other states did not exceed 5% of the total origination volume, and were included in the "Other" balance.

	December 31, 2022	December 31, 2021
California	77%	81%
Other	23%	19%
Total	100%	100%
The following table provides the percentage of reverse mortgage loans which are serviced by the Company by loans with GSEs ("Agency") and those with private investors ("Non-agency") by period.

	December 31, 2022	December 31, 2021
Agency	64%	70%
Non-agency	36%	30%
Total	100%	100%

Loans previously repurchased out of HECM Buyouts that were subsequently securitized also contain concentrations of credit risk as they are limited due to the dispersion across many geographic areas. The table below provides the percentage of securitized nonperforming HECM buyouts in the Company's Consolidated Statements of Financial Condition by the location in which the home securing the loan is located and is based on their remaining UPB. "Other" consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	December 31, 2022	December 31, 2021
New York	20%	17%
Puerto Rico	14%	15%
California	9%	10%
Texas	10%	10%
Florida	5%	6%
Other	42%	42%
Total	100%	100%

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Commercial Mortgages
The economies of states where mortgage properties are concentrated may be adversely affected to a greater degree than the economies of other areas of the country. The table below provides the percentage of commercial loans on the Company’s Consolidated Statements of Financial Condition by the location in which the home securing the loan is located and is based on their remaining UPB. "Other" consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	December 31, 2022	December 31, 2021
Illinois	13%	11%
New Jersey	8%	7%
Florida	7%	6%
California	4%	5%
Texas	4%	5%
Other	64%	66%
Total	100%	100%

Incenter
The Company's title and closing revenue had two major referral partners accounting for approximately 15.8% and 22% for the Successor year ended December 31, 2022 and for the nine months ended December 31, 2021, respectively, and 21% of revenue for the Predecessor three months ended March 31, 2021. The two major referral partners accounted for approximately 23% of the Company's title and closing revenue for the year ended December 31, 2020.
Ratings have always been an important factor in establishing the competitive position of insurance companies. Ratings reflect the opinion of a rating agency with regard to an insurance company's or insurance holding company's financial strength, operating performance, and ability to meet its obligations to policyholders and are not evaluations directed to investors. The Company's insurance subsidiary is rated by Demotech and, as of December 31, 2022, the rating assigned was A (Exceptional). The Company is subject to continued periodic review by the rating agency, and the continued retention of the rating cannot be assured. If the rating is reduced from the current level, or the ratings of the Company's insurance title underwriter are downgraded, the results of operations could be adversely affected.

34. Related-Party Transactions
Promissory Notes
The Company had two Revolving Working Capital Promissory Note Agreements (the "Working Capital Promissory Notes") outstanding with BTO Urban Holdings and Libman Family Holdings, LLC, a Delaware limited liability company which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 6.5% per annum and mature in October 2023. These notes had outstanding amounts of $46.8 million and $0.0 million as of December 31, 2022 and December 31, 2021, respectively, recorded within notes payable, net, on the Consolidation Statements of Financial Condition. Additionally, there was an immaterial amount of interest paid on these notes during the years ended December 31, 2022, Successor nine months ended December 31, 2021, and for the Predecessor three months ended March 31, 2021. Prior to their 2021 amendment, the Company paid interest of $3.1 million for the Predecessor year ended December 31, 2020 related to the Working Capital Promissory Notes.
Agricultural Loans
In 2019, the Company entered into an Amended and Restated Limited Liability Company Agreement with FarmOp Capital Holdings, LLC ("FarmOp") in which the Company acquired an equity investment in FarmOp. Subsequent to this agreement, the Company agreed to purchase originated agricultural loans from FarmOp. The Company purchased agricultural loans and had total funded draw amounts of $142.3 million and $211.4 million, respectively, for the year ended December 31, 2022. The Company purchased agricultural loans and had total funded draw amounts of $155.8 million and $182.4 million, respectively, during the Successor nine months ended December 31, 2021, and $83.0 million and $82.1 million, respectively, for the Predecessor three months ended March 31, 2021.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
The Company purchased agricultural loans which had total funded draw amounts of $146.2 million for a purchase price of $126.4 million during the year ended December 31, 2020.
The Company had promissory notes outstanding with FarmOp of $4.7 million and $4.1 million, including accrued interest, as of December 31, 2022 and December 31, 2021, respectively, which are recorded in other assets, net, in the Consolidated Statements of Financial Condition. This promissory note has an interest rate of 10% and maturity date of December 31, 2022. There is an allowance for loan losses recorded against the outstanding note receivable of $4.7 million and $0.0 million as of December 31, 2022 and December 31, 2021, respectively.
Nonrecourse MSR Financing Liability, at Fair Value
In 2020, the Company entered into a nonrevolving facility commitment with various related parties, to sell beneficial interests in the servicing fees generated from certain of its originated or acquired MSR. Under these agreements, the Company has agreed to sell excess servicing income or pay an amount equal to excess servicing income to third parties, in each case, taking into account cost of servicing and ancillary income related to the identified MSR in exchange for an upfront payment equal to the purchase price or fair value of the identified MSR. These transactions are accounted for as financings.
As of December 31, 2022, the parties to the nonrecourse MSR financing liability are no longer deemed related. As of December 31, 2021, the Company had an outstanding balance for this financing liability of $142.4 million.
Senior Notes
Related parties of FoA purchased notes in the high-yield debt offering in November 2020 in an aggregate principal amount of $135.0 million.
Equity Investment
On December 6, 2022, the Company entered into separate Stock Purchase Agreements (each, a “Stock Purchase Agreement”) with each of (i) BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership – NQ ESC L.P. and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”) and (ii) Libman Family Holdings LLC (the “BL Investor” and together with the Blackstone Investor, the “Investors”). Pursuant to each such Investor’s respective Stock Purchase Agreement, on the terms and subject to the conditions set forth therein, each of the Investors will purchase 10,869,566 shares of Company Class A Common Stock for an aggregate purchase price of $15,000,000 (collectively, the “Equity Investments”), representing a price per share of Company Class A Common Stock equal to the volume weighted average price per share of Company Class A Common Stock on the New York Stock Exchange over the fifteen consecutive trading days ending on December 6, 2022. The closing of the Equity Investments will occur on the date of the AAG Transaction closing and is subject to, among other customary conditions, the prior or substantially simultaneous consummation of the AAG Transaction in accordance with the AAG purchase agreements.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
35. Condensed Financial Information of Registrant

Finance of America Companies Inc.
(Parent Company Only)
Condensed Statements of Financial Condition
(In thousands, except share data)

	December 31, 2022	December 31, 2021

ASSETS
Investment in subsidiaries	$259,895	$446,517
TOTAL ASSETS	$259,895	$446,517

LIABILITIES AND EQUITY
Payables and other liabilities	5,784	58,538
TOTAL LIABILITIES	$5,784	$58,538

EQUITY
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 67,681,856 and 65,013,569 shares issued, respectively, and 63,423,356 and 60,755,069 shares outstanding, respectively	6	6
Additional paid-in capital	888,488	831,620
Accumulated deficit	(634,295)	(443,613)
Accumulated other comprehensive loss	(88)	(34)
TOTAL EQUITY	254,111	387,979
TOTAL LIABILITIES AND EQUITY	$259,895	$446,517

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

Finance of America Companies Inc.
(Parent Company Only)
Condensed Statements of Operations and Comprehensive Income
(In thousands)

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
REVENUES
Interest income	$—	$—	$—	$164
Interest expense	—	—	(46)	(3,669)
Net interest expense	—	—	(46)	(3,505)
TOTAL REVENUES	—	—	(46)	(3,505)

EXPENSES
Salaries, benefits, and related expenses	—	—	4,041	7,710
Occupancy, equipment rentals, and other office related expenses	—	—	161	632
General and administrative expenses	—	—	357	1,292
TOTAL EXPENSES	—	—	4,559	9,634
OTHER, NET	40,163	15,042	—	—
NET INCOME (LOSS) BEFORE INCOME TAXES	40,163	15,042	(4,605)	(13,139)
Benefit for income taxes applicable to parent	(17,524)	(23,748)	—	—
NET INCOME (LOSS)	57,687	38,790	(4,605)	(13,139)
Equity (deficit) in undistributed income from subsidiaries	(248,369)	(410,590)	124,464	531,527
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	(190,682)	(371,800)	119,859	518,388
Other comprehensive income (loss)	(54)	(34)	(11)	60
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(190,736)	$(371,834)	$119,848	$518,448

As disclosed in Note 1 - Organization and Description of Business, FoA is a holding company and has a controlling interest in FoA Equity. FoA did not have any cash as of December 31, 2022 or December 31, 2021. Therefore, Condensed Statements of Cash Flows have not been presented. Management determined which assets and liabilities were to be used by the operating subsidiaries, and these amounts have been appropriately excluded from the parent company Condensed Statements of Financial Condition of FoA presented above. Changes in these balances are reflected as additional contributions and distributions from FoA Equity in the period in which they occur, and had no impact on any cash balances that may have otherwise been maintained at FoA.
Basis of Presentation
The parent company financial statements should be read in conjunction with the Company's consolidated financial statements and the accompanying notes thereto. The parent company follows the same accounting policies as disclosed in Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements. For purposes of this condensed financial information, the Company's consolidated subsidiaries are

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
recorded based upon its proportionate share of the subsidiaries net assets (similar to presenting them on the equity method).
Since restricted net assets of FoA and its subsidiaries exceed 25% of the consolidated net assets of the Company and its subsidiaries, the accompanying condensed parent company financial statements have been prepared in accordance with Rule 12-04 Schedule 1 of Regulation S-X.
Dividends from Subsidiaries
There were no cash dividends paid to the parent from the Company's consolidated subsidiaries for the Successor year ended December 31, 2022 or for the nine months ended December 31, 2021. There were $75.0 million and $380.4 million in cash dividends paid to the parent from the Company's consolidated subsidiaries in the Predecessor three months ended March 31, 2021 and for the year ended December 31, 2020, respectively.

36. Earnings Per Share
Basic net loss per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the Successor periods. Diluted net loss per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share based compensation awards outstanding during the Successor periods.
For the Predecessor periods, FoA Equity’s capital structure consisted of a single class of outstanding membership units, which were held by one member, UFG. Therefore, the Company has omitted earnings per unit for the Predecessor periods presented due to the limited number of LLC unit holders.
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted net loss per share for the Successor periods (in thousands, except share data and per share amounts):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Basic net loss per share:
Numerator
Net loss	$(715,528)	$(1,301,002)	N/A	N/A
Less: loss attributable to noncontrolling interest(1)	(524,846)	(929,202)	N/A	N/A
Net loss attributable to holders of Class A Common Stock - basic	$(190,682)	$(371,800)	N/A	N/A

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	62,298,532	59,849,638	N/A	N/A

Basic net loss per share	$(3.06)	$(6.21)	N/A	N/A
(1) The Class A LLC Units of FoA Equity, held by the Continuing Unitholders, which comprise the noncontrolling interest in the Company, represents a participating security. Therefore, the numerator was adjusted to reduce net loss by the amount of net loss attributable to noncontrolling interest.

Additionally, the Class B Common Stock does not participate in earnings or losses of the Company and, therefore, is not a participating security. The Class B Common Stock has not been included in either the basic or diluted net loss per share calculations.

Loss attributable to noncontrolling interest includes an allocation of expense related to the A&R MLTIP. See Note 26 - Equity-Based Compensation for additional details.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Diluted net loss per share:
Numerator
Net loss attributable to holders of Class A Common Stock	$(190,682)	$(371,800)	N/A	N/A
Reallocation of net loss assuming exchange of Class A LLC Units (1)	(395,906)	(871,821)	N/A	N/A
Net loss attributable to holders of Class A Common Stock - diluted	$(586,588)	$(1,243,621)	N/A	N/A

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	62,298,532	59,849,638	N/A	N/A
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock (2)	125,937,981	130,747,611	N/A	N/A
Weighted average shares of Class A Common Stock outstanding - diluted	188,236,513	190,597,249	N/A	N/A

Diluted net loss per share	$(3.12)	$(6.52)	N/A	N/A
(1) This adjustment assumes the after-tax elimination of noncontrolling interest due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA as of the beginning of the period following the if-converted method for calculating diluted net loss per share.

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

In addition to the Class A LLC Units, the Company also had RSUs outstanding during the Successor year ended December 31, 2022 and nine months ended December 31, 2021. The effects of the RSUs following the treasury stock method have been excluded from the computation of diluted net loss per share given that the if-converted method was determined to be more dilutive.

37. Sponsor Earnout
Contemporaneously with the execution of the Transaction Agreement, the initial shareholders entered into an amendment and restatement of the existing Sponsor Agreement (as amended and restated, the “Sponsor Agreement”) with FoA, Replay and FoA Equity, pursuant to which, in connection with the Closing of the Business Combination, among other things, (i) immediately prior to the Domestication (as defined below), the 7,750,000 of private placement warrants (the “Private Warrants”) owned by the Sponsor were exchanged for 775,000 ordinary shares which then converted into shares of Class A Common Stock and (ii) excluding the 90,000 Founder Shares held by Replay's independent directors (unless transferred to any other initial shareholder or permitted transferee thereof) that were converted into shares of Class A Common Sock and immediately vested, 40% of the Founder Shares shares held by the Sponsor (2,839,000 shares) were converted into vested Class A Common Stock and

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
became wholly-owned by the Sponsor immediately prior to the Closing of the Business Combination and 60% of the Founder Shares held by the Sponsor (4,258,500 shares) were converted into unvested shares of Class A Common Stock and are subject to vesting and forfeiture in accordance with certain terms and conditions, as laid out below.
If at any time during the six years following the Closing, the VWAP of FoA's Class A Common Stock is greater than or equal to $12.50 for any twenty (20) Trading Days within a period of thirty (30) consecutive Trading Days (“First Sponsor Earnout Achievement Date”) then 35% of the total Founder Shares owned by each sponsor person shall vest. If the First Sponsor Earnout Achievement Date has not occurred within six years of the Closing Date the Founder Shares that were eligible to vest shall not vest and shall be forfeited.
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

38. Equity
Class A Common Stock
As of December 31, 2022, there were 67,681,856 shares of Class A Common Stock issued, consisting of 63,423,356 shares issued and outstanding and 4,258,500 unvested shares that are subject to vesting and forfeiture. The 4,258,500 unvested shares of Class A Common Stock relate to the Sponsor Earnout, which is further discussed in Note 37 - Sponsor Earnout. The 4,258,500 unvested shares of Class A Common Stock are not entitled to receive any dividends or other distributions, do not have any other economic rights until such shares are vested, and will not be entitled to receive back dividends or other distributions or any other form of economic “catch-up” if, and when, they become vested. The holders of the 63,423,356 issued and outstanding shares of Class A Common Stock represent the controlling interest of the Company.
Pursuant to the A&R MLTIP, certain equity holders of FoA and FoA Equity are obligated to deliver a number of shares of Class A Common Stock and Class A LLC Units for restricted stock unit awards granted by the Company. During the Successor year ended December 31, 2022 and nine months ended December 31, 2021, in connection with FoA’s settlement of restricted stock units into shares of Class A Common Stock and pursuant to the A&R MLTIP, these equity holders delivered 1,373,080 and 3,391,635 shares, respectively, of Class A Common Stock and 3,749,057 and 829,222 Class A LLC Units, respectively, to the Company in satisfaction of such settlement. No settlement of restricted stock awards occurred during the Predecessor three months ended March 31, 2021 or for the year ended December 31, 2020. This delivery of shares of Class A Common Stock and Class A LLC Units to the Company offset the gross award of RSUs settled. During the Successor year ended December 31, 2022 and nine months ended December 31, 2021, the Company elected to retire 2,046,062 and 1,788,447 shares, respectively, offsetting RSUs withheld to fund employee payroll taxes and instead funded those taxes with operating cash. No shares were retired for this purpose during the Predecessor three months ended March 31, 2021 or year ended December 31, 2020. The future settlement of the Replacement RSUs and Earnout Rights outstanding as of December 31, 2022 (see Note 26 - Equity-Based Compensation) will also be funded by the delivery of Class A Common Stock and Class A LLC Units from certain equity holders of FoA and FoA Equity pursuant to the A&R MLTIP.
Pursuant to the Exchange Agreement, the Continuing Unitholders may elect to exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
stock splits, stock dividends and reclassifications. During the Successor year ended December 31, 2022 and nine months ended December 31, 2021, in connection with FoA’s settlement of the exchange of Class A LLC Units for shares of Class A Common Stock and pursuant to the Exchange Agreement, certain equity holders delivered 491,509 and 1,795,197 Class A LLC Units, respectively, to the Company in exchange for the same number of shares of Class A Common Stock, respectively, in satisfaction of such settlement. There were no exchanges of Class A LLC Units for shares of Class A Common Stock during the Predecessor three months ended March 31, 2021 or year ended December 31, 2020.
Class B Common Stock
As of December 31, 2022, there are 14 shares of Class B Common Stock outstanding, all holders of which are Class A LLC Unit holders. The Class B Common Stock, par value $0.0001 per share, has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which Class A common stock holders are entitled to vote. In December 2022, The Mortgage Opportunity Group, LLC transferred its one share of Class B Common Stock to Libman Family Holdings, LLC, which was subsequently retired.
Class A LLC Units
In connection with the Business Combination, the Company, FoA Equity, and the Continuing Unitholders entered into an Exchange Agreement. The Exchange Agreement sets forth the terms and conditions upon which holders of Class A LLC Units may exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. The Continuing Unitholders' ownership of Class A LLC Units represents the noncontrolling interest of the Company, which is accounted for as permanent equity in the Consolidated Statements of Financial Condition. As of December 31, 2022, there were 187,876,657 Class A LLC Units outstanding. Of the 187,876,657 Class A LLC Units outstanding, 63,423,356 are held by the Class A Common Stock shareholders and 124,453,301 are held by the noncontrolling interest of the Company.

39. Subsequent Events
The Company has evaluated subsequent events from the date of the consolidated financial statements of December 31, 2022, the date these consolidated financial statements were issued. No events or transactions were identified that would have an impact on the financial position as of December 31, 2022 or results of operations of the Company for the year ended December 31, 2022, except as follows:
Mortgage Originations Segment
On October 20, 2022, the Board of the Company authorized a plan to discontinue substantially all of the operations of the Company’s Mortgage Originations segment. The Company commenced the wind-down during the fourth quarter of 2022 and completed the wind down on February 28, 2023.
For the reporting periods ended December 31, 2022 and December 31, 2021, the Mortgage Originations segment contributed $173.4 million and $2,148.5 million, respectively, of total assets and $172.4 million and $1,987.0 million, respectively, of total liabilities in the Consolidated Statements of Financial Condition. These amounts include immaterial balances associated with the Company's home improvement channel, which will continue as part of the Company's operations.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Results for the affected Mortgage Originations segment for the periods presented in this report were as follows (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Gain on sale and other income from loans held for sale, net	$231,983	$542,951	$286,481	$1,171,368
Fee income	59,096	88,399	32,731	118,237
Net interest income	7,724	7,986	891	1,896
Total revenues	298,803	639,336	320,103	1,291,501
Total expenses	464,084	639,196	224,246	831,563
Impairment of goodwill, intangibles, and other assets	(129,097)	(774,524)	—	—
Other, net	(225)	—	—	—
NET INCOME (LOSS) BEFORE INCOME TAXES	$(294,603)	$(774,384)	$95,857	$459,938
Lender Services Segment
On February 1, 2023, the Company's indirect subsidiary, Incenter, entered into an agreement to sell one hundred percent of (i) the issued and outstanding shares of capital stock of ANTIC, a direct subsidiary of Incenter and an indirect subsidiary of the Company, and (ii) the issued and outstanding membership interests of BNT, a direct subsidiary of Incenter and an indirect subsidiary of the Company. The Company has historically included the operations of ANTIC and BNT in its Lender Services operating segment.

Commercial Originations Segment
On February 19, 2023, the Company’s indirect subsidiaries, FAH and FAM entered into an Asset Purchase Agreement for the sale of certain operational assets of FAM, operating as FACo, which comprise the Company's Commercial Origination segment. The transaction closed on March 14, 2023. This transaction does not include FACo’s financial assets as of closing, comprised of loans and securitization assets, which will continue to be sold or otherwise paid in full or liquidated in the ordinary course of business. Following the closing of the FACo Transaction, FAM will no longer operate in the business of originating business purpose loans to residential real estate investors. Upon closing of the FACo Transaction, the Company will no longer have a reportable Commercial Originations segment.
For the reporting periods ended December 31, 2022 and December 31, 2021, the Commercial Originations segment contributed $15.2 million and $41.5 million, respectively, of total assets and $33.1 million and $11.3 million, respectively, of total liabilities on the Consolidated Statements of Financial Condition.

Finance of America Companies Inc. and Subsidiaries Notes to Consolidated Financial Statements
Results for the affected Commercial Originations segment for the periods presented in this report were as follows (in thousands):

	For the year ended December 31, 2022	For the nine months ended December 31, 2021	For the three months ended March 31, 2021	For the year ended December 31, 2020
	Successor		Predecessor
Net fair value gains on loans and related obligations	$4,210	$37,720	$5,431	$13,350
Fee income	54,437	43,015	8,930	23,862
Net interest income	—	—	—	—
Total revenues	58,647	80,735	14,361	37,212
Total expenses	84,659	64,026	13,391	41,341
Impairment of goodwill, intangibles, and other assets	(5,500)	(75,768)	—	—
Other, net	418	$423	149	$—
NET INCOME (LOSS) BEFORE INCOME TAXES	$(31,094)	$(58,636)	$1,119	$(4,129)
Related-Party Promissory Note
On January 31, 2023, FoA Equity entered into an amendment to its revolving Working Capital Promissory Notes dated June 14, 2019 with certain funds affiliated with Blackstone Inc. and an entity controlled by Brian L. Libman, to increase the aggregate commitments for revolving borrowings thereunder from $50.0 million to $60.0 million and to extend their maturity from July 31, 2023 to October 31, 2023. Additionally, on March 13, 2023, FoA Equity entered into a subsequent amendment to its revolving Working Capital Promissory Notes to extend their maturity from October 31, 2023 to May 15, 2024. The additional liquidity and extended term provides investment capital for growth initiatives and strategic opportunities currently in process by the Company, as well as other general corporate purposes. The Working Capital Promissory Notes, which are structured with simultaneous draw and paydown terms, are secured by certain tangible assets of the Borrower and bear interest at rate per annum equal to 6.5%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, and the information described above in this Item 9A, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (the “COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2022.
BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2022.
Remediated Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The Company previously disclosed material weaknesses in internal control over financial reporting in our 2021 Annual Report on Form 10-K filed on March 15, 2022 related to the accounting for temporary and permanent equity and complex financial instruments resulting from our integration of Replay following the Business Combination on

April 1, 2021, as well as the accounting for deferred tax assets related to the impairment of goodwill generated as part of the Replay Business Combination.
As of December 31, 2022, we completed the execution of the following remediation measures, including testing of the design and concluding on the operating effectiveness of the related controls:
•Enhanced processes and control activities to identify and evaluate the appropriate accounting guidance and related conclusion for all significant or unusual transactions to validate such transactions are correctly evaluated in a timely manner.
•Realigned the organization structure, resources, processes, and control activities to effectively measure and record significant and unusual transactions including income taxes and warrants.
•Evaluated and enhanced the level of precision based on qualitative and quantitative factors in management review controls related to significant and unusual transactions including income taxes.
Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our 2021 Annual Report on Form 10-K to address the identified material weaknesses have been completed and management has determined that these new or redesigned controls are operating effectively as of December 31, 2022. We believe the steps taken have improved the effectiveness of our internal control over financial reporting and have appropriately remediated the previously identified material weaknesses.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above in this Item 9A, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Finance of America Companies Inc
Plano, Texas

Opinion on Internal Control over Financial Reporting

We have audited Finance of America Companies Inc. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for the year ended December 31, 2022 and the period from April 1, 2021 to December 31, 2021 (“Successor”), the period from January 1, 2021 to March 31, 2021 (“Predecessor”), and the year ended December 31, 2020 (“Predecessor”) and our report dated March 16, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Philadelphia, Pennsylvania
March 16, 2023

Item 9B. Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures made to Blackstone by Atlantia S.p.A, which may be considered our affiliate.

On March 13, 2023, Finance of America Equity Capital LLC (the “Borrower”), a subsidiary of the Company, entered into an amendment to its revolving working capital promissory notes dated June 14, 2019 (as amended, the “Promissory Notes”) with certain funds affiliated with Blackstone Inc. and an entity controlled by Brian L. Libman, with aggregate commitments for revolving borrowings thereunder being $60.0 million, to extend their maturity from October 31, 2023 to May 15, 2024. The additional liquidity and extended term provides investment capital for growth initiatives and strategic opportunities currently in process by the Company, as well as other general corporate purposes. The Promissory Notes, which are structured with simultaneous draw and paydown terms, are secured by certain tangible assets of the Borrower and bear interest at rate per annum equal to 6.5%.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Definitive Proxy Statement for the 2023 Annual Stockholder Meeting (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2022 fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2022 fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2022 fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2022 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2022 fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
Our consolidated financial statements are included in this Annual Report beginning in Part II, Item 8.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not material or because the information required is already included in the consolidated financial statements or the notes thereto.
(a)(3) Exhibits
The exhibits listed below are filed as part of this Annual Report or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay; Finance of America Equity Capital LLC; Finance of America Companies Inc.; RPLY Merger Sub LLC; RPLY BLKR Merger Sub LLC; Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P.; Blackstone Tactical Opportunities Associates – NQ L.L.C.; the Sellers; and the Seller Representative.	8-K	2.1	4/7/2021
2.2	Letter Agreement, dated April 1, 2021, by and among Seller Representative and Replay.	8-K	2.2	4/7/2021
2.3	Letter Agreement, dated April 5, 2021, by and among Seller Representative and Replay.	8-K	2.3	4/7/2021
2.4	Letter Agreement, dated March 31, 2021, by and among Family Holdings; TMO; BTO Urban; BTO Urban Holdings II L.P.; and ESC.	8-K	2.4	4/7/2021
3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.2	4/7/2021
3.2	Amended and Restated Bylaws of Finance of America Companies Inc.	8-K	3.3	4/7/2021
4.1	Specimen Warrant Certificate (included in Exhibit 4.2).	8-K	4.1	4/7/2021
4.2	Assignment, Assumption and Amendment Agreement, dated as of April 1, 2021, by and among Replay, Finance of America Companies Inc. and Continental Stock Transfer & Trust Company.	8-K	4.2	4/7/2021
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Replay.	8-K	4.3	4/7/2021
4.4	Description of Capital Stock	10-K	4.4	3/15/22
10.1	Amended and Restated Sponsor Agreement, dated as of October 12, 2020, between Replay, Finance of America Companies Inc., Finance of America Equity Capital LLC the Sponsor and the Initial Shareholders.	8-K	10.1	4/7/2021

10.2	Stockholders Agreement, dated as of April 1, 2021, between Finance of America Companies Inc. and certain pre-Closing equityholders of Finance of America Equity Capital LLC.	8-K	10.2	4/7/2021
10.3	Registration Rights Agreement, dated as of April 1, 2021, between Finance of America Companies Inc. and the Principal Stockholders.	8-K	10.3	4/7/2021
10.4	Amended and Restated Limited Liability Company Agreement, dated as of April 1, 2021, of Finance of America Equity Capital LLC.	8-K	10.4	4/7/2021
10.5	Exchange Agreement, dated April 1, 2021, between Finance of America Companies Inc., Finance of America Equity Capital LLC and the Continuing Unitholders.	8-K	10.5	4/7/2021
10.6	Tax Receivable Agreement, dated April 1, 2021, between Finance of America Companies Inc., the Blackstone Investors and the other parties thereto.	8-K	10.6	4/7/2021
10.7	Tax Receivable Agreement, dated April 1, 2021, between Finance of America Companies Inc., the BL Investors and the other parties thereto.	8-K	10.7	4/7/2021
10.8	Form of Subscription Agreement.	8-K	10.11	4/7/2021
10.9†	Amended and Restated UFG Holdings LLC Management Long-Term Incentive Plan.	8-K	10.8	4/7/2021
10.10†	Form of Indemnification Agreement.	8-K	10.9	4/7/2021
10.11†	Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	8-K	10.10	4/7/2021
10.11.1†	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	10-Q	10.11	8/16/2021
10.11.2†	Form of Executive Officer Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan	10-K	10.10.2	3/15/22
10.11.3†	Form of Non-Employee Director Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	10-K	10.10.3	3/15/22
10.11.4†	Salary Continuation Agreement, dated February 22, 2016, between UFG Holdings LLC and its subsidiaries and Patti Cook.	8-K	10.12	4/7/2021
10.11.5†	Salary Continuation Agreement, dated December 3, 2015, between UFG Holdings LLC and its subsidiaries and Jeremy Prahm.	8-K	10.13	4/7/2021
10.11.6†	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (Replacement RSUs) (included in Exhibit 10.8).	8-K	10.14	4/7/2021
10.11.7†	Amendment to Restricted Stock Unit Award Agreement of Patricia L. Cook, dated June 20, 2022.	10-Q	10.1	8/9/22
10.11.8†	Separation Agreement and General Release of all Claims, by and between Finance of America Equity Capital LLC and Patricia L. Cook, effective June 30, 2022.	10-Q	10.2	8/9/22

10.11.9†	Consulting Agreement, by and between Finance of America Companies Inc. and Patricia L. Cook, dated July 1, 2022.	10-Q	10.3	8/9/22
10.11.10 †	Restrictive Covenant Agreement, by and between Finance of America Companies Inc. and Patricia L. Cook, effective July 1, 2022.	10-Q	10.4	8/9/22
10.11.11 †	Separation Agreement and General Release of all Claims, by and between Finance of America Equity Capital LLC and Anthony W. Villani, effective September 1, 2022.	10-Q	10.1	11/9/22
10.12†	First Amended Finance of America Companies Inc. Employee Stock Purchase Plan, dated August 15, 2022.	10-Q	10.2	11/9/22
10.13	Indenture, dated as of November 5, 2020, among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee, relating to Finance of America Funding LLC’s 7.875% Senior Notes due 2025.	8-K	10.16	4/7/2021
10.14	Form of Note relating to Finance of America Equity Capital LLC’s 7.875% Senior Notes due 2025 (included in Exhibit 10.16).	8-K	10.17	4/7/2021
10.15††	Master Repurchase Agreement, dated April 26, 2019, among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller.	8-K	10.19	4/7/2021
10.15.1††	First Amendment to the Master Repurchase Agreement among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller, dated June 10, 2019.	8-K	10.19.1	4/7/2021
10.15.2	Second Amendment to the Master Repurchase Agreement among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller, dated May 22, 2020.	8-K	10.19.2	4/7/2021
10.15.3††	Third Amendment to the Master Repurchase Agreement among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller, dated September 8, 2020.	8-K	10.19.3	4/7/2021
10.15.4††	Fourth Amendment to the Master Repurchase Agreement among Grand Oak Trust, as buyer, and Finance of America Reverse LLC, as seller, dated March 23, 2021.	8-K	10.19.4	4/7/2021
10.16
Asset Purchase Agreement, dated as of December 6, 2022, by and among the Company, Finance of America Equity Capital LLC, a Delaware limited liability company, Finance of America Reverse LLC, a Delaware limited liability company and an indirect subsidiary of the Company, American Advisors Group, a California corporation and, for the limited purposes described therein, Reza Jahangiri, an individual residing in the State of California.
					X

10.17
Stock Purchase Agreement, dated as of December 6, 2022, by and among the Company and each of BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership – NQ ESC L.P. and BTO Urban Holdings II L.P.
X
10.18	Stock Purchase Agreement, dated as of December 6, 2022, by and among the Company and Libman Family Holdings LLC.	X
10.19	Servicing Rights Purchase and Sale Agreement, dated December 6, 2022, by and between Finance of America Reverse LLC, as Purchaser, and American Advisors Group, as Seller.	X
10.20	Loan Sale Agreement, dated December 6, 2022, by and between Finance of America Reverse LLC, as Purchaser, and American Advisors Group, as Seller.	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of BDO USA, LLP for Finance of America Companies Inc.	X
31.1	Certificate of Graham A. Fleming, President and Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certificate of Graham A. Fleming, President and Interim Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
99.1	Section 13(r) Disclosure.	X
101.INS	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X
†	Management contract or compensatory play or arrangement.

††	Confidential portions have been omitted.
*	Filed or furnished herewith.

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
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Finance of America Companies Inc.
Date: March 16, 2023	By:	/s/ Graham A. Fleming
Graham A. Fleming
President and Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 16, 2023	By:	/s/ Graham A. Fleming
Graham A. Fleming
President and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	March 16, 2023	By:	/s/ Johan Gericke
Johan Gericke
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	March 16, 2023	By:	/s/ Tai A. Thornock
Tai A. Thornock
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 16, 2023	By:	/s/ Brian L. Libman
Brian L. Libman
Chairman of the Board of Directors

Date:	March 16, 2023	By:	/s/ Norma C. Corio
Norma C. Corio
Director

Date:	March 16, 2023	By:	/s/ Robert W. Lord
Robert W. Lord
Director

Date:	March 16, 2023	By:	/s/ Tyson A. Pratcher
Tyson A. Pratcher
Director

Date:	March 16, 2023	By:	/s/ Lance N. West
Lance N. West
Director