Form 10-Q
period 2023-06-30
Finance of America Companies Inc.
filed 2023-08-09
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 7, 2023, there were issued and outstanding 87,675,309 shares of the registrant’s Class A Common Stock, par value $0.0001, and 15 shares of the registrant's Class B Common Stock, par value $0.0001.

Finance of America Companies Inc. and Subsidiaries Quarterly Report on Form 10-Q Table of Contents

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of Finance of America Companies Inc.'s (the “Company”) control. It is possible that our actual results, financial condition, and liquidity may differ, possibly materially, from the anticipated results, financial condition, and liquidity in these forward-looking statements. The Company’s actual results may differ from its expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions (or the negative versions of such words or expressions) are intended to identify such forward-looking statements. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of this report. Results for any specified quarter are not necessarily indicative of the results that may be expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. Readers are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•the transformation of our business from a vertically-integrated, diversified lending platform to a modern retirement solutions platform, with access to an innovative range of retirement offerings centered on the home, including reverse mortgages and home improvement loans as well as home-sharing services;
•our ability to obtain sufficient capital and liquidity to meet the financing and operational requirements of our business, and our ability to comply with our debt agreements and pay down our substantial debt;
•our recently closed asset acquisition from American Advisors Group and sale of our Commercial Originations and Lender Services businesses, and their respective expected benefits and increased liquidity, anticipated cost savings, and financial and accounting impact;
•our ability to successfully and timely integrate the business of American Advisors Group into the legacy business of the Company;
•the possibility that the Company may be adversely affected by other economic, business or competitive factors in our business markets and worldwide financial markets, including a sustained period of higher interest rates and increased instability in the banking sector as a result of several recent bank failures;
•our ability to respond to significant changes in prevailing interest rates and to resume profitable business operations;
•our ability to manage disruptions in the secondary home loan market, including the mortgage-backed securities market;
•our ability to finance and recover costs of our reverse servicing operations;
•our ability to manage changes in our licensing status, business relationships, or servicing guidelines with the Government National Mortgage Association, the United States Department of Housing and Urban Development, or other governmental entities;
•our geographic market concentration if the economic conditions in our current markets should decline or as a result of natural disasters;
•our use of estimates in measuring or determining the fair value of the majority of our financial assets and liabilities, which may require us to write down the value of these assets or write up the value of these liabilities if they prove to be incorrect;
•our ability to manage various legal proceedings and compliance matters, federal or state governmental examinations, and enforcement investigations we are subject to from time to time, including consumer protection laws applicable to reverse mortgage lenders, which may be highly complex and slow to develop, and results are difficult to predict or estimate;
•our ability to prevent cyber intrusions and mitigate cyber risks;

•our ability to compete with national banks, which are not subject to state licensing and operational requirements;
•our holding company status and dependency on distributions from Finance of America Equity Capital LLC;
•our “controlled company” status under New York Stock Exchange rules, which exempts us from certain corporate governance requirements and affords stockholders fewer protections; and
•our common stock trading history has been characterized by low trading volume, which may result in an inability to sell your shares at a desired price, if at all.
All of these factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements, or our objectives and plans will be achieved. Please refer to Item 1A. Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S Securities and Exchange Commission (the "SEC") on March 16, 2023, for further information on these and other risk factors affecting us, as such factors may be amended and updated from time to time in the Company’s subsequent periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Financial Condition (In thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$55,591	$61,149
Restricted cash	265,542	179,764
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities ("HMBS") related obligations, at fair value	16,883,718	11,114,100
Loans held for investment, subject to nonrecourse debt, at fair value	7,928,414	7,454,638
Loans held for investment, at fair value	685,033	907,998
Loans held for sale, at fair value	53,500	173,984
Mortgage servicing rights ("MSR"), at fair value, $0 and $60,562 subject to nonrecourse MSR financing liability, respectively	9,456	95,096
Fixed assets and leasehold improvements, net	8,196	9,131
Intangible assets, net	278,525	297,119
Other assets, net	256,289	266,316
Assets of discontinued operations	124,406	313,360
TOTAL ASSETS	$26,548,670	$20,872,655

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$16,665,535	$10,996,755
Nonrecourse debt, at fair value	7,796,545	7,343,177
Other financing lines of credit	1,072,113	1,327,634
Payables and other liabilities	273,839	173,732
Notes payable, net (includes amounts due to related parties of $59,580 and $46,790, respectively)	411,784	399,402
Liabilities of discontinued operations	55,119	227,114
TOTAL LIABILITIES	26,274,935	20,467,814
Commitments and Contingencies (Note 18)
EQUITY (Note 24)
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 91,886,418 and 67,681,856 shares issued, respectively, and 87,627,918 and 63,423,356 shares outstanding, respectively	9	6
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized; 15 and 14 shares issued and outstanding, respectively	—	—
Additional paid-in capital	935,911	888,488
Accumulated deficit	(710,381)	(634,295)
Accumulated other comprehensive loss	(254)	(273)
Noncontrolling interest	48,450	150,915
TOTAL EQUITY	273,735	404,841
TOTAL LIABILITIES AND EQUITY	$26,548,670	$20,872,655
See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Financial Condition (In thousands)
The following table presents the assets and liabilities of the Company's consolidated variable interest entities ("VIEs"), which are included in the Condensed Consolidated Statements of Financial Condition above, and excludes retained bonds and beneficial interests that eliminate in consolidation.

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Restricted cash	$237,179	$173,714
Loans held for investment, subject to nonrecourse debt, at fair value	7,517,780	7,340,528
Other assets, net	81,804	75,977
TOTAL ASSETS	$7,836,763	$7,590,219

LIABILITIES
Nonrecourse debt, at fair value	$7,456,958	$7,175,857
Payables and other liabilities	714	757
TOTAL LIABILITIES	$7,457,672	$7,176,614

NET CARRYING VALUE OF ASSETS SUBJECT TO NONRECOURSE DEBT	$379,091	$413,605

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except share data)

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
REVENUES
Gain (loss) on sale and other income from loans held for sale, net	$(4,054)	$(16,480)	$(4,763)	$5,448
Net fair value gains (losses) on loans and related obligations	(93,133)	83,261	2,165	5,135
Fee income	13,824	20,176	6,840	62,013
Net interest expense:
Interest income	3,200	5,291	1,609	2,793
Interest expense	(31,734)	(63,290)	(27,025)	(50,505)
Net interest expense	(28,534)	(57,999)	(25,416)	(47,712)
TOTAL REVENUES	(111,897)	28,958	(21,174)	24,884

EXPENSES
Salaries, benefits, and related expenses	51,098	91,912	58,804	117,903
Occupancy, equipment rentals, and other office related expenses	2,554	4,463	1,700	3,889
General and administrative expenses	56,353	97,407	52,315	102,237
TOTAL EXPENSES	110,005	193,782	112,819	224,029
OTHER, NET	(1,937)	(1,001)	14,154	17,138
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(223,839)	(165,825)	(119,839)	(182,007)
Benefit for income taxes from continuing operations	(3,215)	(683)	(2,201)	(9,923)
NET LOSS FROM CONTINUING OPERATIONS	(220,624)	(165,142)	(117,638)	(172,084)
NET LOSS FROM DISCONTINUED OPERATIONS	(1,857)	(42,747)	(50,185)	(59,734)
NET LOSS	(222,481)	(207,889)	(167,823)	(231,818)
Net loss attributable to noncontrolling interest from continuing operations	(141,005)	(104,250)	(96,421)	(137,624)
Net loss attributable to noncontrolling interest from discontinued operations	(2,336)	(27,553)	(30,722)	(45,021)
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(79,619)	(60,892)	(21,217)	(34,460)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	479	(15,194)	(19,463)	(14,713)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(79,140)	$(76,086)	$(40,680)	$(49,173)

EARNINGS PER SHARE (Note 23)
Basic weighted average shares outstanding	87,409,861	75,777,975	62,379,041	61,580,900
Basic net loss per share from continuing operations	$(0.91)	$(0.80)	$(0.34)	$(0.56)
Basic net loss per share	$(0.91)	$(1.00)	$(0.65)	$(0.80)
Diluted weighted average shares outstanding	87,409,861	75,777,975	187,818,225	188,629,076
Diluted net loss per share from continuing operations	$(0.91)	$(0.80)	$(0.49)	$(0.73)
Diluted net loss per share	$(0.91)	$(1.00)	$(0.70)	$(1.00)
See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (In thousands)

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
NET LOSS	$(222,481)	$(207,889)	$(167,823)	$(231,818)
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	(45)	19	(163)	(152)
TOTAL COMPREHENSIVE LOSS	(222,526)	(207,870)	(167,986)	(231,970)
Less: Comprehensive loss attributable to noncontrolling interest	(143,371)	(131,791)	(127,253)	(182,748)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(79,155)	$(76,079)	$(40,733)	$(49,222)

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Equity (Unaudited) (In thousands, except share data)

	Class A Common Stock			Class B Common Stock					Noncontrolling Interest
	Shares	Amount		Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at March 31, 2023	85,580,031	$9		15	$—	$926,910	$(631,241)	$(209)	143,559,992	$194,963	$490,432
Net loss	—	—		—	—	—	(79,140)	—	—	(143,341)	(222,481)
Equity-based compensation, net	—	—		—	—	7,252	—	—	—	—	7,252
Conversion of LLC Units for Class A Common Stock (Note 24 - Equity)	480	—		—	—	—	—	—	(480)	—	—
Settlement of long-term incentive plan ("LTIP") restricted stock units ("RSUs"), net (Note 24 - Equity)	2,015,889	—		—	—	3,171	—	—	(2,015,889)	(3,172)	(1)
Settlement of other RSUs	1,179,202	—		—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 24 - Equity)	(1,147,684)	—		—	—	(1,422)	—	—	—	—	(1,422)
Foreign currency translation adjustment	—	—		—	—	—	—	(45)	—	—	(45)
Balance at June 30, 2023	87,627,918	$9	9	15	$—	$935,911	$(710,381)	$(254)	141,543,623	$48,450	$273,735

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Equity (Unaudited) (In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2022	63,423,356	$6	14	$—	$888,488	$(634,295)	$(273)	124,453,301	$150,915	$404,841
Net loss	—	—	—	—	—	(76,086)	—	—	(131,803)	(207,889)
Equity-based compensation, net	—	—	—	—	15,361	—	—	—	—	15,361
Conversion of LLC Units for Class A Common Stock (Note 24 - Equity)	4,081	—	—	—	4	—	—	(4,081)	(4)	—
Settlement of LTIP RSUs, net (Note 24 - Equity)	2,598,587	1	—	—	3,919	—	—	(2,598,587)	(3,830)	90
Settlement of other RSUs	1,302,806	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 24 - Equity)	(1,440,044)	—	—	—	(1,859)	—	—	—	—	(1,859)
Issuance of shares (Note 22 - Related-Party Transactions and Note 24 - Equity)	21,739,132	2	—	—	29,998	—	—	—	—	30,000
Issuance of units (Note 3 - Acquisitions and Note 24 - Equity)	—	—	1	—	—	—	—	19,692,990	33,172	33,172
Foreign currency translation adjustment	—	—	—	—	—	—	19	—	—	19
Balance at June 30, 2023	87,627,918	$9	15	$—	$935,911	$(710,381)	$(254)	141,543,623	$48,450	$273,735
See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Equity (Unaudited) (In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at March 31, 2022	60,815,569	$6	15	$—	$845,002	$(452,106)	$(99)	128,633,367	$639,292	$1,032,095
Net loss	—	—	—	—	—	(40,680)	—	—	(127,143)	(167,823)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	42	42
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(192)	(192)
Equity-based compensation, net	—	—	—	—	7,779	—	—	—	—	7,779
Conversion of LLC Units for Class A Common Stock (Note 24 - Equity)	58,417	—	—	—	194	—	—	(58,417)	(285)	(91)
Settlement of LTIP RSUs, net (Note 24 - Equity)	3,161,443	—	—	—	10,963	—	—	(3,161,443)	(15,704)	(4,741)
Settlement of other RSUs	93,455	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 24 - Equity)	(1,654,331)	—	—	—	(3,706)	—	—	—	—	(3,706)
Foreign currency translation adjustment	—	—	—	—	—	—	(163)	—	—	(163)
Balance at June 30, 2022	62,474,553	$6	15	$—	$860,232	$(492,786)	$(262)	125,413,507	$496,010	$863,200

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Equity (Unaudited) (In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2021	60,755,069	$6	15	$—	$831,620	$(443,613)	$(110)	128,693,867	$695,107	$1,083,010
Net loss	—	—	—	—	—	(49,173)	—	—	(182,645)	(231,818)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	42	42
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(192)	(192)
Equity-based compensation, net	—	—	—	—	20,883	—	—	—	—	20,883
Conversion of LLC Units for Class A Common Stock (Note 24 - Equity)	108,113	—	—	—	424	—	—	(108,113)	(540)	(116)
Settlement of LTIP RSUs, net (Note 24 - Equity)	3,172,247	—	—	—	11,011	—	—	(3,172,247)	(15,762)	(4,751)
Settlement of other RSUs, net	93,455	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 24 - Equity)	(1,654,331)	—	—	—	(3,706)	—	—	—	—	(3,706)
Foreign currency translation adjustment	—	—	—	—	—	—	(152)	—	—	(152)
Balance at June 30, 2022	62,474,553	$6	15	$—	$860,232	$(492,786)	$(262)	125,413,507	$496,010	$863,200
See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Operating Activities(1)
Net loss	$(207,889)	$(231,818)
Adjustments to reconcile net loss to net cash provided by operating activities:	323,571	986,478
Net cash provided by operating activities	115,682	754,660

Investing Activities(1)
Purchases and originations of loans held for investment	(1,577,211)	(3,776,445)
Proceeds/payments received on loans held for investment	895,538	1,278,493
Purchases and origination of loans held for investment, subject to nonrecourse debt	(47,505)	(58,549)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	738,395	1,160,149
Proceeds on sale of MSR	84,029	191,707
Acquisition of American Advisors Group net assets	(140,854)	—
Disposal of business segments	5,262	—
Payments on deferred purchase price liability	(8,000)	(8,000)
Other investing activities, net	4,026	(13,273)
Net cash used in investing activities	(46,320)	(1,225,918)

Financing Activities(1)
Proceeds from issuance of HMBS related obligations	921,390	1,933,150
Payments on HMBS related obligations	(887,395)	(1,438,537)
Proceeds from issuance of nonrecourse debt	1,187,235	1,929,163
Payments on nonrecourse debt	(878,800)	(1,082,466)
Proceeds from other financing lines of credit	2,556,906	14,315,000
Payments on other financing lines of credit	(2,940,162)	(15,069,153)
Change in notes payable	12,790	—
Issuance of Class A Common Stock	30,000	—
Other financing activities, net	(869)	(5,552)
Net cash provided by financing activities	1,095	581,605
Effect of exchange rate changes on cash and cash equivalents	19	(152)
Net increase in cash and restricted cash	70,476	110,195
Cash and cash equivalents and restricted cash, beginning of period(1)	277,436	463,641
Cash and cash equivalents and restricted cash, end of period(1)	$347,912	$573,836

Supplementary Cash Flows Information
Cash paid for interest	$140,159	$117,351
Cash paid for income taxes, net	—	25
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	3,685	8,828
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4 - Discontinued Operations for additional information regarding cash flow associated with the results of discontinued operations.

See accompanying notes to unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Description of Business
Finance of America Companies Inc. ("FoA" or "Company") was incorporated in Delaware on October 9, 2020. FoA is a financial services holding company which, through its operating subsidiaries, is a modern retirement solutions platform that provides customers with access to an innovative range of retirement offerings centered on the home, including reverse mortgages and home improvement loans as well as home-sharing services. In addition, FoA offers capital markets and portfolio management capabilities to optimize distribution to investors.
FoA has a controlling financial interest in Finance of America Equity Capital LLC ("FoA Equity"). FoA Equity owns all of the outstanding equity interests in Finance of America Funding LLC ("FOAF"). FOAF wholly owns Finance of America Holdings LLC ("FAH") and Incenter LLC ("Incenter" and collectively, with FoA Equity, FOAF, and FAH, known as "holding company subsidiaries").
The Company, through its FAH holding company subsidiary, operates two lending companies, Finance of America Reverse LLC ("FAR") and Finance of America Mortgage LLC ("FAM"). Through FAR, the Company originates, purchases, sells, and securitizes home equity conversion mortgages, which are insured by the Federal Housing Administration ("FHA"), and non-agency reverse mortgages. Through FAM, the Company originates or acquires secured and unsecured home improvement loans or receivables. The Company, through its Incenter holding company subsidiary, has operating service companies (the "operating service subsidiaries" and together with the operating lending subsidiaries, the "operating subsidiaries") which provide capital markets and portfolio management capabilities such as secondary markets advisory services, mortgage trade brokerage, and capital management services. Incenter operates a foreign branch in the Philippines for fulfillment transactional support.
Organizational Updates
On October 20, 2022, the Board of Directors (the "Board") of the Company authorized a plan to discontinue the operations of the Company’s previously reported Mortgage Originations segment, other than the Home Improvement channel (the "Disposition"). The Disposition commenced in the fourth quarter of 2022 and was completed on February 28, 2023. The operations of the Home Improvement channel are now reported as part of the Company's Retirement Solutions segment. Refer to Note 4 - Discontinued Operations for additional information.
On December 6, 2022, the Company entered into an asset purchase agreement with American Advisors Group, now known as Bloom Retirement Holdings Inc. ("AAG/Bloom"). Also on December 6, 2022, concurrently with the execution of the asset purchase agreement, FAR entered into a Servicing Rights Purchase and Sale Agreement (the "MSR Purchase Agreement") and a Loan Sale Agreement (the "Mortgage Loan Purchase Agreement" and collectively with the asset purchase agreement and MSR Purchase Agreement, the "AAG Transaction") with AAG/Bloom. The AAG Transaction closed on March 31, 2023, and its assets, liabilities, and operations are included in the Company's Retirement Solutions segment reporting. Refer to Note 3 - Acquisitions for additional information.
On February 1, 2023, the Company's indirect subsidiary, Incenter, entered into an agreement to sell one hundred percent of (i) the issued and outstanding shares of capital stock of Agents National Title Holding Company ("ANTIC"), a direct subsidiary of Incenter and an indirect subsidiary of the Company, and (ii) the issued and outstanding membership interests of Boston National Holdings LLC ("BNT"), a direct subsidiary of Incenter and an indirect subsidiary of the Company. The closing of the ANTIC and BNT sale was completed on July 3, 2023. The Company has historically included the operations of ANTIC and BNT in its previously reported Lender Services operating segment. On March 30, 2023, the FoA Equity Board authorized a plan to sell assets making up the remainder of the Company's previously reported Lender Services operating segment, with the exception of its Incenter Solutions LLC operating service subsidiary. The operations of Incenter Solutions LLC are now reported as part of the Company's Corporate and Other segment. The Company sold the remainder of the assets on June 30, 2023. Refer to Note 4 - Discontinued Operations and Note 25 - Subsequent Events for additional information.
On February 19, 2023, the Company's indirect subsidiary, FAH, entered into an agreement to sell certain commercial originations operational assets of FAM, operating under Finance of America Commercial ("FACo"). This transaction closed on March 14, 2023. The Company has historically included the commercial originations operations of FACo in its previously reported Commercial Originations operating segment. Refer to Note 4 - Discontinued Operations for additional information.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
In 2022 and 2023, the Company reevaluated the business strategy and implemented a series of transformational actions to restructure the organization into a modern retirement solutions platform. This plan included the wind-down of the previously reported Mortgage Originations segment and sale of the previously reported Commercial Originations and Lenders Services segments. For the quarter ended March 31, 2023, to more closely align with the business strategy, the Company restructured the reporting segments into the following: Retirement Solutions, Portfolio Management and Corporate and Other. The prior period segment disclosures have been restated to reflect the new structure. Refer to Note 20 - Business Segment Reporting for additional information.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements comprise the financial statements of FoA and its controlled subsidiaries for the three and six months ended June 30, 2023 and 2022, respectively. The condensed consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial condition as of June 30, 2023, its results of operations for the three and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. The Condensed Consolidated Statement of Financial Condition at December 31, 2022 was derived from audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or for the full year. The condensed consolidated financial statements, including the significant accounting policies, should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2022 within the Company's Annual Report on Form 10-K ("Form 10-K").
The significant accounting policies, together with the other notes that follow, are an integral part of the condensed consolidated financial statements.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices, or discrete events affecting specific borrowers, and such differences could be material.
Liquidity
During the first half of 2023, the operating results of the Company were negatively impacted by macroeconomic factors including persistent high inflation and increased market interest rates. These factors significantly reduced customer demand and compressed margins. The Company also observed significantly widened market spreads for assets that we hold for investment at fair value, which combined with higher interest rates, resulted in negative fair value adjustments. As a result, for the six months ended June 30, 2023, the Company generated net losses of $165.1 million from its continuing operations largely due to these noncash fair value adjustments. Cash flows have also been negatively affected by the above factors and the discontinuation of our previously reported mortgage originations, commercial originations, and lender services businesses. As of June 30, 2023, the Company had total equity of $274 million, net of an accumulated deficit of $710 million.
In light of the conditions noted above, Management has extended the maturity date of its revolving working capital lines of credit to November 30, 2024, and has taken the actions described in Note 4 - Discontinued Operations and Note 3 - Acquisitions.
The Company was not in compliance with certain financial covenants with its warehouse lending facilities as of December 31, 2022, March 31, 2023 and June 30, 2023. Subsequent to each measurement date, the Company obtained financial covenant waivers, amended such financial covenants, or paid off the respective lines of credit, as needed. The Company expects to operate within the amended requirements of its warehouse lending facilities and the associated financial covenants and to continue to renew its warehouse lending facilities in the normal course of its operations at terms consistent with its operating needs.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company believes its actions, as described in the prior paragraphs, combined with the Company’s operating results will provide sufficient liquidity for the Company to meet its financial obligations and covenants over at least the twelve-month and a day period from the date the condensed consolidated financial statements are issued.
Asset Acquisitions and Business Combinations
In accordance with Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"), as of the acquisition date, the Company evaluates acquisitions to determine whether the Company has acquired a business or a group of assets. The evaluation includes a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. The results of this evaluation impacts whether the Company accounts for an acquisition under business combination or asset acquisition guidance.
If the screen test is met, the acquisition is not considered to be a business, and is instead accounted for as an asset acquisition. Under ASC 805, asset acquisitions are measured following a cost accumulation and allocation model, whereby the costs to acquire the assets, including transaction costs, are accumulated and then allocated to the individual assets and liabilities acquired based upon their estimated fair values. No goodwill or bargain purchase gain is recognized in an asset acquisition.
The Company applies the acquisition method to all transactions and other events in which the entity obtains control over one or more other businesses. Under business combination, assets acquired and liabilities assumed are measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized at the acquisition date and re-measured at fair value in each subsequent reporting period. Goodwill is recognized if the consideration transferred exceeds the fair value of the net assets acquired.
Under ASC 805, there is an option to apply push-down accounting, which establishes a new basis for the assets and liabilities of the acquired company based on a “push-down” of the acquirer’s stepped-up basis. The push-down accounting election is made in the reporting period in which the change in control event occurs. Refer to Note 3 - Acquisitions for further information about the Company’s acquisition-related transactions.
Discontinued Operations and Assets Held for Sale
The Company classifies assets and liabilities as held for sale when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn.
In accordance with ASC 205, Presentation of Financial Statements ("ASC 205"), we classify operations as discontinued when they meet all the criteria to be classified as held for sale and when the sale represents a strategic shift that will have a major impact on our financial condition and results of operations. The Company considers a component of the entity that is being exited to be discontinued operations when all operations, including wind-down operations, cease.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Adopted Accounting Guidance

Standard	Description	Effective Date	Effect on Condensed Consolidated Financial Statements
Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) Recognition of an acquired contract liability and (2) Payment terms and their effect on subsequent revenue recognized by the acquirer.
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

	The amendments in this ASU do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets.	January 1, 2023	The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Issued Accounting Guidance, Not Yet Adopted as of June 30, 2023

Standard	Description	Date of Planned Adoption	Effect on Condensed Consolidated Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

ASU 2021-01, Reference Rate Reform (Topic 848): Codification Clarification

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	The amendments in this Update provide temporary optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate ("LIBOR") or other interbank offered rates expected to be discontinued.

In January 2021, FASB issued an Update which refines the scope of Topic 848 and clarifies the guidance issued to facilitate the effects of reference rate reform on financial reporting. The amendment permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements and calculating price alignment interest in connection with reference rate reform activities.

In December 2022, the FASB issued ASU 2022-06 that defers the sunset date for applying the reference rate reform relief in Topic 848 to December 31, 2024 (originally December 31, 2022), thereby extending the period over which entities can apply the guidance in ASU 2020-04, which provides “optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.”	TBD	This ASU is effective from March 12, 2020 through December 31, 2024.

The Company continues to monitor the impact associated with reference rate reform, and will apply the amendments in these updates to account for contract modifications due to changes in reference rates once those occur. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.
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

3. Acquisitions
Asset Acquisition
On March 31, 2023, the Company completed the acquisition of the assets and liabilities associated with the AAG Transaction for a total purchase consideration of $215.4 million.
The Company has determined that the AAG Transaction should be considered an asset acquisition, because substantially all of the fair value of the acquired assets was concentrated in a single group of similar assets. Under the accounting for asset acquisitions, the acquisition is recorded using a cost accumulation and allocation model under which the cost of the acquisition is allocated on a relative fair value basis to the assets acquired and liabilities assumed. Acquisition-related transaction costs are capitalized as a component of the cost of the assets acquired. Consequently, no goodwill was recognized as part of this transaction.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the fair value of the consideration transferred and the major classes of assets acquired and liabilities assumed in relation to the March 31, 2023 acquisition (in thousands):

Consideration transferred:
FoA Class B Common Stock (1) (Note 24 - Equity)	$—
Cash consideration (4)	3,100
Notes payable to Seller	4,500
Pay off indebtedness (4)	136,984
Initial equity consideration – Class A LLC Units (2) (Note 24 - Equity)	24,419
Deferred equity consideration – Class A LLC Units (3) (Note 24 - Equity)	13,137
Other liabilities assumed	8,429
Buyer transaction expenses (4)	770
Forgiveness of bridge working capital notes payable	24,034
Total cost	$215,373
Assets acquired:
Loans held for investment, subject to HMBS related obligations	$5,448,712
Loans held for investment	138,270
Fixed assets and leasehold improvements	2,400
Right-of-use leased assets	491
Other assets	6,270
Total assets acquired	$5,596,143
Liabilities assumed:
HMBS related obligations	$5,354,372
Operating lease liabilities	492
Payables and other liabilities	25,906
Total liabilities assumed	5,380,770
Net identifiable assets acquired	$215,373
(1) Bloom Retirement Holdings Inc., formerly known as American Advisors Group ("Seller" or "AAG/Bloom") owns one share of FoA Class B Common Stock. Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by the holder on all matters on which Class A Common Stockholders are entitled to vote. The fair value of the Class B Common Stock was determined to be negligible as there are no economic rights associated with the Class B Common Stock.
(2) At the closing of the AAG Transaction, FoA Equity issued 19,692,990 units of Class A LLC units to the Seller, which hold 1:1 conversion rights for Class A Common Stock of FoA. At the closing date, the fair value of these Class A LLC units were equal to the Class A Common Stock share price of $1.24 per share.
(3) The deferred equity consideration is comprised of two forms of issuable Class A LLC Units; 7,058,416 units with a fair value of $8.7 million that are equity classified and indemnity holdback units totaling up to 7,142,260 units with a fair value of $4.4 million that are liability classified. The deferred equity consideration that is liability classified is recorded in payables and other liabilities in the Condensed Consolidated Statements of Financial Condition.
The indemnity holdback units to be issued to the Seller are based on set thresholds and, subject to meeting the control condition, are settled two and three years following the closing date. The amount of units released to the Seller depends on the dollar amount of indemnified claims FoA pays out on behalf of the Seller related to litigation liabilities and indemnifiable loan losses. Two years following the closing date, FoA Equity will issue to the Seller Class A LLC units equal to the excess of the remaining indemnity holdback units over the threshold of 3,571,130. The remaining Class A LLC units the Seller are entitled to are issued three years following the closing date. Management has included the fair value of indemnity holdback units, reduced for estimated litigation liabilities and indemnifiable loan losses, above in the consideration given to the Seller.
(4)Amounts represent the cash portion of the consideration paid to acquire the net assets of AAG/Bloom. Total cash consideration was $140.9 million.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Discontinued Operations
In 2022 and 2023, the Company reevaluated the business strategy and implemented a series of transformational actions to restructure the organization into a modern retirement solutions platform. This plan included the wind-down of the previously reported Mortgage Originations segment and sale of the previously reported Commercial Originations and Lenders Services segments. This constitutes a strategic shift that has or will have a major effect on our operations and financial results. As such, the results of our previously reported Mortgage Originations, Commercial Originations, and Lenders Services segments are reported as discontinued operations for all periods presented, in accordance with ASC 205.
Mortgage Originations Segment
On October 20, 2022, the Board of the Company authorized a plan to discontinue the operations of the Company’s previously reported Mortgage Originations segment, other than the Home Improvement channel. The Disposition commenced in the fourth quarter of 2022 and was completed on February 28, 2023. The operations of the Home Improvement channel are now reported as part of the Company's Retirement Solutions segment.
Lender Services Segment
On February 1, 2023, the Company's indirect subsidiary, Incenter, entered into an agreement to sell one hundred percent of (i) the issued and outstanding shares of capital stock of ANTIC, a direct subsidiary of Incenter and an indirect subsidiary of the Company, and (ii) the issued and outstanding membership interests of BNT, a direct subsidiary of Incenter and an indirect subsidiary of the Company. The closing of the ANTIC and BNT sale was completed on July 3, 2023. Refer to Note 25 - Subsequent Events for additional information. The Company has historically included the operations of ANTIC and BNT in its previously reported Lender Services operating segment.
On March 30, 2023, the FoA Equity Board authorized a plan to sell assets making up the remainder of the Company's previously reported Lender Services operating segment, with the exception of its Incenter Solutions LLC operating service subsidiary. The operations of Incenter Solutions LLC are now reported as part of the Company's Corporate and Other segment. The Company sold the remainder of the assets on June 30, 2023 in two separate transactions for an aggregate consideration of $17.5 million which includes $4.8 million in cash and a $12.7 million note receivable.
Commercial Originations Segment
On February 19, 2023, the Company entered into an agreement to sell certain operational assets of FAM operating as FACo. This transaction closed on March 14, 2023. The Company has historically included the operations of FACo in its previously reported Commercial Originations operating segment.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the major classes of assets and liabilities classified as discontinued operations as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$26,467	$36,212
Restricted cash	312	311
Loans held for sale, at fair value	—	141,994
Derivative assets	—	676
Fixed assets and leasehold improvements, net	3,745	9,884
Intangible assets, net	59,071	77,436
Other assets, net	34,811	46,847
Assets of discontinued operations	$124,406	$313,360
Liabilities
Other financing lines of credit	$—	$127,735
Payables and other liabilities	55,119	99,379
Liabilities of discontinued operations	$55,119	$227,114

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the major components of net loss from discontinued operations for the dates indicated (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Revenues
Gain (loss) on sale and other income from loans held for sale, net	$(118)	$278	$76,568	$184,709
Net fair value gains (losses) on loans and related obligations	—	308	(552)	6,913
Fee income	35,497	68,125	81,841	184,272
Net interest income (expense):
Interest income	311	828	14,244	26,933
Interest expense	(150)	(970)	(9,809)	(19,159)
Net interest income (expense)	161	(142)	4,435	7,774
Total revenues	35,540	68,569	162,292	383,668

Expenses
Salaries, benefits, and related expenses	19,851	50,702	135,490	285,467
Occupancy, equipment rentals, and other office related expenses	879	1,851	5,562	11,210
General and administrative expenses	28,801	57,334	71,142	153,843
Total expenses	49,531	109,887	212,194	450,520
Impairment of intangibles and other assets(1)	(3,400)	(4,455)	—	—
Other, net(2)	11,010	1,921	978	2,766
Net loss from discontinued operations before income taxes	(6,381)	(43,852)	(48,924)	(64,086)
Provision (benefit) for income taxes from discontinued operations	(4,524)	(1,105)	1,261	(4,352)
Net loss from discontinued operations	(1,857)	(42,747)	(50,185)	(59,734)
Net loss attributable to noncontrolling interest from discontinued operations	(2,336)	(27,553)	(30,722)	(45,021)
Net income (loss) from discontinued operations attributable to controlling interest	$479	$(15,194)	$(19,463)	$(14,713)
(1) The Company evaluates the carrying value of long-lived assets, including intangible assets, fixed assets, leasehold improvements as well as right-of-use assets in operating leases when indicators of impairment exist in accordance with ASC 360, Property, Plant, and Equipment. Based on the analyses, the Company recognized impairment charges related to the sales of the previously reported Lender Services and Commercial Originations segments.
(2) Amounts include gains on disposals of $12.2 million and $2.0 million for the three and six months ended June 30, 2023, respectively.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2023 and 2022 included the following material activities related to discontinued operations (in thousands):

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Gain on sale and other income from loans held for sale, net	$278	$184,709
Unrealized fair value changes on loans, related obligations, and derivatives	308	6,913
Impairment of intangibles and other assets	4,455	—
Depreciation and amortization	2,778	12,241
Acquisition of fixed assets	(1,815)	(4,560)

5. Variable Interest Entities and Securitizations
The Company determined that the special purpose entities created in connection with its securitizations are VIEs. A variable interest entity ("VIE") is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests, has both the power to direct the activities that significantly impact the VIE's economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
In April 2023, the Company executed its optional redemption of outstanding securitized notes related to outstanding proprietary reverse product securitizations. As part of the optional redemption, the Company paid off notes with an outstanding principal balance of $444.0 million. The notes were paid off at par. As a result of the optional redemption, the Company will no longer be required to consolidate this securitization trust and the outstanding loans with unpaid principal balance in the amount of $435.2 million are reflected as assets in the Company's Condensed Consolidated Statements of Financial Condition.
FAM
FAM (prior to January 1, 2022, through FACo) securitized certain of its interests in fix & flip mortgages. The transactions provided debt security holders the ability to invest in a pool of loans secured by an investment in real estate. The transactions provided the Company with access to liquidity for the loans and ongoing management fees. The principal and interest on the outstanding debt securities are paid using the cash flows from the underlying loans, which serve as collateral for the debt.
Servicing-Securitized Loans
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

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the three and six months ended June 30, 2023 or three and six months ended June 30, 2022.
The following table presents the assets and liabilities of the Company's consolidated VIEs, which are included in the Condensed Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	June 30, 2023	December 31, 2022
ASSETS
Restricted cash	$237,179	$173,714
Loans held for investment, subject to nonrecourse debt, at fair value	7,517,780	7,340,528
Other assets, net	81,804	75,977
TOTAL ASSETS	$7,836,763	$7,590,219

LIABILITIES
Nonrecourse debt, at fair value	$7,780,342	$7,479,918
Payables and other liabilities	714	757
TOTAL VIE LIABILITIES	7,781,056	7,480,675
Retained bonds and beneficial interests eliminated in consolidation	(323,384)	(304,061)
TOTAL CONSOLIDATED LIABILITIES	$7,457,672	$7,176,614
Unconsolidated VIEs
FAM
Hundred Acre Wood Trust
FAM securitized certain of its interests in agency-eligible residential mortgage loans. The transactions provide investors with the ability to invest in a pool of mortgage loans secured by one-to-four-family residential properties and provide FAM with access to liquidity for these assets and ongoing servicing fees. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. In 2021, FAM executed certain securitizations where FAM's beneficial interest in the securitization is limited to its U.S. Risk Retention Certificates, a 5% eligible vertical interest in the trust. The Company determined that the securitization structures meet the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and that the contractual role as servicer is not a variable interest. The transfer of the loans to the VIEs was determined to be a sale. The Company derecognized the mortgage loans and did not consolidate the trusts.
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
FAR
In December 2022, FAR securitized its interest in certain non-agency reverse mortgage loans where its beneficial interest in the securitization is limited to a 5% eligible vertical interest in the trust. The Company determined that the securitization structures meet the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitization and that the contractual role as servicer is not a variable interest. The transfer of the loans to the VIE was determined to be a sale. The Company derecognized the reverse mortgage loans and did not consolidate the trust.
The Company has outstanding collateral and certificate unpaid principal balance ("UPB") for securitization trusts for which it was the transferor and that were not consolidated of $1.0 billion and $1.1 billion as of June 30, 2023 and December 31, 2022, respectively.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2023 and December 31, 2022, there were $0.5 million and $0.7 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due.
Cavatica Asset Participation Trust ("CAPT") and Other Non-Agency
In December 2021, CAPT was established for the purpose of securitizing agricultural loans where its beneficial interest in the securitization is limited to its Issuer Residual Interest Certificates, a 5% eligible vertical interest in the trust. In February 2023, the Company established a trust for the purpose of securitizing certain non-agency reverse mortgage loans where its beneficial interest in the securitization is limited to a 5% eligible vertical interest in the trust. The Company determined that these securitization structures meet the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and the Company does not have the power to direct the activities that most significantly affect the economic performance of the VIEs. However, the transfer of the loans to the VIEs was determined not to be a sale. As such, the Company continues to recognize and consolidate the loans and the related nonrecourse liability, with the retained bonds being eliminated against the nonrecourse liability in consolidation. The Company’s continuing involvement with and exposure to loss from the VIEs includes the carrying value of the retained bond, the retained loans, debt servicing of the related nonrecourse liability, servicing advances in the role as servicer, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the VIEs have no recourse to the Company’s assets or general credit. The underlying performance of the mortgage loans held has a direct impact on the fair values and cash flows of the beneficial interests held.
As of June 30, 2023, the consolidated balance of the agricultural loans and non-agency reverse mortgage loans transferred to the VIEs and the related nonrecourse liabilities had a fair value of $410.6 million and $389.8 million, respectively. As of December 31, 2022, the consolidated balance of the agricultural loans transferred to the VIE and the related nonrecourse liability had a fair value of $114.1 million and $106.8 million, respectively.

6. Fair Value
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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy for the three and six months ended June 30, 2023 or 2022.
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

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Instrument	Valuation techniques	Classification of Fair Value Hierarchy
Assets
Loans held for investment, subject to HMBS related obligations(1)
HECM loans - securitized into Government National Mortgage Association ("Ginnie Mae" or "GNMA") HMBS
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio using conditional prepayment rate ("CPR"), loss frequency and severity, borrower draw, and discount rate assumptions.
Level 3
Loans held for investment, subject to nonrecourse debt(1)
HECM buyouts - securitized (nonperforming)
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using CPR, loss frequency, loss severity, and discount rate assumptions.
Level 3
HECM buyouts - securitized (performing)
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using weighted average remaining life ("WAL"), CPR, loss severity, and discount rate assumptions.
Level 3
Non-agency reverse mortgage - securitized
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using WAL, loan to value ("LTV"), CPR, loss severity, home price appreciation ("HPA"), and discount rate assumptions.
Level 3
Fix & flip mortgage loans	This product is valued using a discounted cash flow model utilizing prepayment rate (single monthly mortality or "SMM"), discount rate, and loss rate assumptions.	Level 3
(1) The Company aggregates loan portfolios based upon the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided are based upon the range of inputs utilized for each securitization trust.

Loans held for investment
Inventory buy-outs	The fair value of repurchased loans is based on expected cash proceeds of the liquidation of the underlying properties and expected claim proceeds from the Department of Housing and Urban Development ("HUD"). The primary assumptions utilized in valuing nonperforming repurchased loans include CPR, loss frequency, loss severity, and discount rate.

	Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution, including assignments to FHA. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and, as servicer, the Company is exposed to losses upon resolution of the loan.	Level 3
Non-agency reverse mortgage	The fair value of non-agency reverse mortgage loans is based on values for investments with similar investment grade ratings and the value the Company would expect to receive if the whole loans were sold to an investor.

	The Company values non-agency reverse mortgage loans utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio. The primary assumptions utilized in valuing the loans include LTV, CPR, loss severity, HPA, and discount rate.	Level 3
Fix & flip mortgage loans	This product is valued using a discounted cash flow ("DCF") model with SMM, discount rate, and loss rate assumptions.	Level 3

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Agricultural loans	The product is valued using a DCF model with discount rate, prepayment rate, and default rate assumptions.	Level 3
Loans held for sale
Residential mortgage loans	This includes all mortgage loans that can be sold to the agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available.	Level 2
Single Rental Loan ("SRL")	This product is valued using a DCF model utilizing CPR, discount rate, and constant default rate ("CDR") assumptions.	Level 3
Portfolio loans	This product is valued using a DCF model utilizing CPR, discount rate, and CDR assumptions.	Level 3
Mortgage Servicing Rights
MSR	The Company valued MSR internally through a DCF analysis and calculated using a pricing model. This pricing model is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions such as discount rate and weighted average CPR.	Level 3
Derivative assets/liabilities
Forward mortgage-backed securities ("MBS") and To Be Announced Securities ("TBAs")	This product is valued using forward dealer marks from the Company's approved counterparties, forward prices with dealers in such securities, or internally-developed third-party models utilizing observable market inputs.	Level 2
Interest rate swaps and futures contracts	This product is valued using quoted market prices.	Level 1
Other assets
Retained bonds
Management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal valuation model. The primary assumptions utilized include weighted average life remaining and discount rate.
Level 3
Purchase Commitments - reverse mortgage loans
Purchase commitments are valued based on the value of the underlying loan. These loans are valued based on an expected margin on sale of 3.00% as of December 31, 2022. There were not any reverse mortgage loan purchase commitments as of June 30, 2023.
Level 3
Liabilities
HMBS related obligations
HMBS related obligations	The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The estimated fair value of the HMBS related obligations also includes the consideration required by a market participant to transfer the HECM and HMBS servicing obligations, including exposure resulting from shortfalls in FHA insurance proceeds as well as assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for repayment, costs to transfer servicing obligations, shortfalls in FHA insurance proceeds, and discount rates. The significant unobservable inputs used in the measurement include CPR and discount rates.	Level 3

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonrecourse debt
Nonrecourse reverse mortgage loans financing liability	The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The significant unobservable inputs used in the measurement include WAL, CPR, and discount rates.	Level 3
Nonrecourse commercial loan financing liability	The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability.

	The primary assumptions utilized include WAL, SMM, and discount rates. The Company estimates prepayment speeds giving consideration that the Company may in the future transfer additional loans to the trust, subject to the availability of funds provided for within the trust.	Level 3
Nonrecourse MSR financing liability
Consistent with the underlying MSR, fair value is derived through a DCF analysis and calculated using a pricing model. This pricing model is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions including CPR and discount rate.
Level 3
Deferred purchase price liabilities
Deferred purchase price liabilities	These are measured using a present value of future payments utilizing discount rate assumptions.	Level 3
Tax Receivable Agreements ("TRA") obligation	The fair value is derived through the use of a DCF model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3
Warrant liability
Warrants	The warrants are publicly traded and are valued based on the closing market price of the applicable date of the Condensed Consolidated Statements of Financial Condition.	Level 1

	June 30, 2023		December 31, 2022
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
Conditional repayment rate	NM	20.1%	NM	21.9%
Loss frequency	NM	4.4%	NM	4.1%
Loss severity	2.4% - 11.5%	2.5%	2.4% - 12.1%	2.7%
Discount rate	NM	5.1%	NM	5.0%
Average draw rate	NM	1.1%	NM	1.1%
Loans held for investment, subject to nonrecourse debt:
HECM buyouts - securitized (nonperforming)
Conditional repayment rate	NM	38.7%	NM	39.2%
Loss frequency	23.1% - 100.0%	51.1%	23.1% - 100%	51.7%
Loss severity	2.4% - 11.5%	5.1%	2.4% - 12.1%	5.2%
Discount rate	NM	9.4%	NM	8.7%
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.5	NM	8.0
Conditional repayment rate	NM	15.9%	NM	15.2%
Loss severity	2.4% - 11.5%	4.8%	2.4% - 12.1%	4.8%
Discount rate	NM	8.6%	NM	8.2%

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2023		December 31, 2022
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	9.7	NM	9.7
LTV	0.0% - 77.8%	46.3%	0.0% - 74.7%	43.1%
Conditional repayment rate	NM	14.5%	NM	14.3%
Loss severity	NM	10.0%	NM	10.0%
HPA	(10.3)% - 7.8%	3.6%	(10.1)% - 7%	3.8%
Discount rate	NM	7.3%	NM	7.1%
Fix & flip mortgage loans - securitized
Prepayment rate (SMM)	NM	11.2%	NM	11.2%
Discount rate	NM	15.4%	NM	17.5%
Loss rate	NM	0.5%	NM	0.5%
Loans held for investment:
Inventory buy-outs
Conditional repayment rate	NM	41.0%	NM	41.3%
Loss frequency	NM	49.5%	NM	47.6%
Loss severity	2.4% - 11.5%	3.7%	2.4% - 12.1%	5.6%
Discount rate	NM	9.4%	NM	8.7%
Non-agency reverse mortgage loans
WAL (in years)	NM	11.8	NM	12.0
LTV	0.0% - 75.6%	34.0%	0.1% - 67.9%	36.4%
Conditional repayment rate	NM	14.2%	NM	13.8%
Loss severity	NM	10.0%	NM	10.0%
HPA	(10.3)% - 7.8%	3.4%	(10.1)% - 7.3%	3.6%
Discount rate	NM	7.3%	NM	7.1%
Fix & flip mortgage loans
Prepayment rate (SMM)	NM	10.2%	NM	9.5%
Discount rate	13.7% - 21.5%	18.6%	16.3% - 25.8%	16.6%
Loss rate	NM	0.3%	NM	0.2%
Agricultural loans
Discount rate	NM	10.2%	NM	9.7%
Prepayment rate (SMM)	NM	100.0%	11.0% - 100.0%	11.8%
Default rate (CDR)	NM	0.9%	0.0% - 1.0%	0.9%
Loans held for sale:
SRL
Prepayment rate (CPR)	19.5% - 25.0%	21.5%	18.5% - 25.0%	19.7%
Discount rate	NM	9.0%	NM	8.3%
Default rate (CDR)	NM	1.0%	NM	1.0%
Portfolio loans
Prepayment rate (CPR)	0.0% - 22.2%	11.4%	0.0% - 24.3%	18.4%
Discount rate	NM	11.3%	NM	10.9%
Default rate (CDR)	NM	1.0%	NM	1.0%

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2023		December 31, 2022
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Mortgage Servicing Rights
Weighted average prepayment speed (CPR)	0.8% - 12.2%	9.7%	1.0% - 8.5%	6.4%
Discount rate	NM	11.0%	NM	10.1%
Other assets:
Retained bonds
WAL (in years)	2.4 - 23.8	4.1	2.4 - 24.1	4.9
Discount rate	(16.6)% - 12.2%	7.2%	(16.8)% - 12.2%	6.9%

Liabilities
HMBS related obligations
Conditional repayment rate	NM	23.5%	NM	21.8%
Discount rate	NM	5.1%	NM	5.0%
Nonrecourse debt:
Reverse mortgage loans
Performing/Nonperforming HECM securitizations
WAL (in years)	1.2 - 1.3	1.2	1.5 - 1.6	1.6
Conditional repayment rate	17.6% - 19.4%	18.6%	19.9% - 22.2%	21.1%
Discount rate	NM	9.8%	NM	8.6%
Securitized non-agency reverse
WAL (in years)	0.5 - 11.4	6.1	0.2 - 11.7	6.4
Conditional repayment rate	9.4% - 27.6%	14.7%	8.3% - 46.1%	16.5%
Discount rate	NM	7.6%	NM	7.2%
Nonrecourse commercial loan financing liability
WAL (in months)	NM	3.4	NM	4.3
Weighted average prepayment speed (SMM)	NM	20.4%	NM	15.3%
Discount rate	NM	8.8%	NM	14.5%
Nonrecourse MSR financing liability
Weighted average prepayment speed (CPR)	NM	NM	0.8% - 9.2%	5.1%
Discount rate	NM	NM	10.0% - 12.0%	10.2%
Deferred purchase price liabilities
Deferred purchase price liabilities
Discount rate	NM	8.0%	NM	8.0%
TRA obligation
Discount rate	NM	29.0%	NM	48.3%

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$16,883,718	$—	$—	$16,883,718
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	7,653,644	—	—	7,653,644
Fix & flip mortgage loans	274,770	—	—	274,770
Loans held for investment:
Reverse mortgage loans	678,811	—	—	678,811
Fix & flip mortgage loans	5,519	—	—	5,519
Agricultural loans	703	—	—	703
Loans held for sale:
Residential mortgage loans	42,805	—	42,805	—
SRL	7,217	—	—	7,217
Portfolio	3,478	—	—	3,478
MSR	9,456	—	—	9,456
Other assets:
Retained bonds	45,570	—	—	45,570
Loan purchase commitments ("LPC")	768	—	768	—
Total assets	$25,606,459	$—	$43,573	$25,562,886

Liabilities
HMBS related obligations	$16,665,535	$—	$—	$16,665,535
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,737,529	—	—	7,737,529
Nonrecourse commercial loan financing liability	59,016	—	—	59,016
Deferred purchase price liabilities:
Deferred purchase price liabilities	4,042	—	—	4,042
TRA obligation	1,097	—	—	1,097
Warrant liability	2,391	2,391	—	—
Total liabilities	$24,469,610	$2,391	$—	$24,467,219

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$11,114,100	$—	$—	$11,114,100
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	7,065,477	—	—	7,065,477
Fix & flip mortgage loans	389,161	—	—	389,161
Loans held for investment:
Reverse mortgage loans	771,724	—	—	771,724
Fix & flip mortgage loans	127,469	—	—	127,469
Agricultural loans	8,805	—	—	8,805
Loans held for sale:
Residential mortgage loans	12,123	—	12,123	—
SRL	69,187	—	—	69,187
Portfolio	43,272	—	—	43,272
Fix & flip mortgage loans	49,402			49,402
MSR	95,096	—	—	95,096
Derivative assets:
Interest rate lock commitments, loan purchase commitments, forward MBS, and TBAs	907	—	907	—
Interest rate swaps and futures contracts	771	771	—	—
Other assets:
Purchase commitments - reverse mortgage loans	9,356	—	—	9,356
Retained bonds	46,439	—	—	46,439
Total assets	$19,803,289	$771	$13,030	$19,789,488

Liabilities
HMBS related obligations	$10,996,755	$—	$—	$10,996,755
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	7,175,857	—	—	7,175,857
Nonrecourse commercial loan financing liability	106,758	—	—	106,758
Nonrecourse MSR financing liability	60,562	—	—	60,562
Deferred purchase price liabilities:
Deferred purchase price liabilities	137	—	—	137
TRA obligation	3,781	—	—	3,781
Derivative liabilities:
Interest rate swaps and futures contracts	385	385	—	—
Warrant liability	1,117	1,117	—	—
Total liabilities	$18,345,352	$1,502	$—	$18,343,850

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3, in thousands):

	Assets
Three months ended June 30, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds
Beginning balance	$17,360,529	$8,374,827	$18,743	$13,713	$47,048
Total gain (loss) included in earnings	159,828	(219,848)	(523)	207	(610)
Purchases, settlements, and transfers:
Purchases and additions	701,918	20,524	—	—	—
Sales and settlements	(488,514)	(406,433)	(9,059)	(4,464)	(868)
Transfers in (out) between categories	(165,010)	159,344	1,534	—	—
Ending balance	$17,568,751	$7,928,414	$10,695	$9,456	$45,570

	Liabilities
Three months ended June 30, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability		Nonrecourse commercial loan financing liability		Nonrecourse MSR financing liability		Deferred purchase price liabilities		TRA Liability
Beginning balance	$(16,407,629)	$(7,955,875)		$(75,689)		$(988)		$(4,522)		$(2,202)
Total gain (loss) included in earnings	(132,962)	95,135		(388)		—		480		1,105
Purchases, settlements, and transfers:
Purchases and additions	(627,721)	(467,262)		(4,965)		—		—		—
Settlements	502,777	590,473		22,026		988		—		—
Ending balance	$(16,665,535)	$(7,737,529)	$—	$(59,016)	$—	$—	$—	$(4,042)	$—	$(1,097)

	Assets
Six months ended June 30, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Purchase commitments
Beginning balance	$12,022,098	$7,454,638	$161,861	$95,096	$46,439	$9,356
Total gain (loss) included in earnings	404,587	78,788	(1,351)	(1,161)	421	—
Purchases, settlements, and transfers:
Purchases and additions	7,164,192	47,505	40,468	405	—	—
Sales and settlements	(895,456)	(739,757)	(207,397)	(84,884)	(1,290)	(9,356)
Transfers in (out) between categories	(1,126,670)	1,087,240	17,114	—	—	—
Ending balance	$17,568,751	$7,928,414	$10,695	$9,456	$45,570	$—

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Liabilities
Six months ended June 30, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	Deferred purchase price liabilities	TRA Liability
Beginning balance	$(10,996,755)	$(7,175,857)	$(106,758)	$(60,562)	$(137)	$(3,781)
Total gain (loss) included in earnings	(280,413)	(142,180)	(7)	748	—	2,684
Purchases, settlements, and transfers:
Purchases and additions	(6,275,762)	(1,106,761)	(27,565)	—	(3,905)	—
Settlements	887,395	687,269	75,314	59,814	—	—
Ending balance	$(16,665,535)	$(7,737,529)	$(59,016)	$—	$(4,042)	$(1,097)

	Assets
Three months ended June 30, 2022	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Investments
Beginning balance	$11,891,142	$6,235,990	$218,468	$426,102	$50,875	$6,000
Total gain (loss) included in earnings	(34,147)	(257,874)	(7,982)	(12,671)	(3,020)	(5,000)
Purchases, settlements, and transfers:
Purchases and additions	1,928,290	28,206	309,955	41,218	—	—
Sales and settlements	(671,743)	(573,913)	(293,295)	(95,643)	(1,262)	—
Transfers in (out) between categories	(1,172,691)	1,168,353	6,103	—	—	—
Ending balance	$11,940,851	$6,600,762	$233,249	$359,006	$46,593	$1,000

	Liabilities
Three months ended June 30, 2022	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	TRA Liability
Beginning balance	$(10,548,131)	$(6,032,156)	$(127,640)	$(163,981)	$(29,380)
Total gain (loss) included in earnings	93,095	116,701	(66)	(337)	15,455
Purchases, settlements, and transfers:
Purchases and additions	(992,053)	(756,058)	(57,157)	(1,050)	—
Settlements	701,210	224,275	22,399	22,986	—
Ending balance	$(10,745,879)	$(6,447,238)	$(162,464)	$(142,382)	$(13,925)

	Assets
Six months ended June 30, 2022	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Investments
Beginning balance	$11,587,382	$6,218,194	$149,426	$427,942	$55,614	$6,000
Total gain (loss) included in earnings	(70,042)	(571,594)	(9,820)	39,697	(6,309)	(5,000)
Purchases, settlements, and transfers:
Purchases and additions	3,776,445	58,548	740,761	94,662	—	—
Sales and settlements	(1,284,367)	(1,160,189)	(653,221)	(203,295)	(2,712)	—
Transfers in (out) between categories	(2,068,567)	2,055,803	6,103	—	—	—
Ending balance	$11,940,851	$6,600,762	$233,249	$359,006	$46,593	$1,000

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Liabilities
Six months ended June 30, 2022	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	TRA Liability
Beginning balance	$(10,422,358)	$(5,857,069)	$(111,738)	$(142,435)	$(29,380)
Total gain (loss) included in earnings	178,677	222,041	188	(16,375)	15,455
Purchases, settlements, and transfers:
Purchases and additions	(1,940,735)	(1,804,557)	(117,815)	(6,792)	—
Settlements	1,438,537	992,347	66,901	23,220	—
Ending balance	$(10,745,879)	$(6,447,238)	$(162,464)	$(142,382)	$(13,925)

Fair Value Option
The Company has elected to measure substantially all of its loans held for investment, loans held for sale, HMBS related obligations, and non-recourse debt at fair value under the fair value option provided for by ASC 825-10, Financial Instruments-Overall. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company's operational and risk management strategies. Presented in the tables below are the fair value and UPB, at June 30, 2023 and December 31, 2022, of financial assets and liabilities for which the Company has elected the fair value option (in thousands):

June 30, 2023	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$16,883,718	$16,194,586
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	7,653,644	7,958,848
Commercial mortgage loans	274,770	280,526
Loans held for investment:
Reverse mortgage loans	678,811	663,279
Commercial mortgage loans	6,222	6,917
Loans held for sale:
Residential mortgage loans	42,805	50,792
Commercial mortgage loans	10,695	12,221
Liabilities at fair value under the fair value option
HMBS related obligations	16,665,535	16,194,586
Nonrecourse debt:
Nonrecourse reverse loan financing liability	7,737,529	8,421,299
Nonrecourse commercial loan financing liability	59,016	57,543

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2022	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$11,114,100	$10,719,000
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	7,065,477	7,240,125
Commercial mortgage loans	389,161	405,970
Loans held for investment:
Reverse mortgage loans	771,724	724,800
Commercial mortgage loans	136,274	143,373
Loans held for sale:
Residential mortgage loans	12,123	15,529
Commercial mortgage loans	161,861	173,112
Other assets:
Purchase commitments - reverse mortgage loans	9,356	9,356
Liabilities at fair value under the fair value option
HMBS related obligations	10,996,755	10,719,000
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	7,175,857	7,819,992
Nonrecourse MSR financing liability	60,562	60,562
Nonrecourse commercial loan financing liability	106,758	105,291

Net fair value gains (losses) on loans and related obligations
Provided in the table below is a summary of the components of net fair value gains (losses) on loans and related obligations (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Net fair value gains (losses) on loans and related obligations:
Interest income on reverse and commercial loans	$397,922	$698,968	$189,760	$353,454
Change in fair value of loans	(449,322)	(182,501)	(469,266)	(984,058)
Net fair value gains (losses) on loans	(51,400)	516,467	(279,506)	(630,604)
Interest expense on HMBS and nonrecourse obligations	(301,016)	(504,066)	(124,603)	(231,246)
Change in fair value of derivatives	744	(3,845)	99,928	265,507
Change in fair value of related obligations	258,539	74,705	306,346	601,478
Net fair value gains (losses) on related obligations	(41,733)	(433,206)	281,671	635,739
Net fair value gains (losses) on loans and related obligations	$(93,133)	$83,261	$2,165	$5,135

As the cash flows on the underlying mortgage loans will be utilized to settle the outstanding obligations, the Company's own credit risk would not impact the fair value on the outstanding HMBS liabilities and nonrecourse debt.
Fair Value of Other Financial Instruments
As of June 30, 2023 and December 31, 2022, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of notes payable, net. Notes payable, net, includes our

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
senior secured high-yield debt and related-party credit line recorded at the carrying value of $411.8 million and $399.4 million as of June 30, 2023 and December 31, 2022, respectively, and have a fair value of $352.7 million and $231.9 million as of June 30, 2023 and December 31, 2022, respectively. The fair value for Notes payable, net, was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input. For other financial instruments that were not recorded at fair value, such as cash and cash equivalents including restricted cash, servicer advances, promissory notes receivable, and other financing lines of credit, the carrying value approximates fair value due to the short-term nature of such instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 3 inputs, with the exception of cash and cash equivalents, including restricted cash, which are Level 1 inputs.

7. Reverse Mortgage Portfolio Composition
The table below summarizes the composition and the outstanding UPB (in thousands) of the reverse mortgage loan portfolio serviced by the Company:

	June 30, 2023	December 31, 2022
Reverse mortgage loans:
Reverse mortgage loans held for investment, subject to HMBS related obligations	$16,194,586	$10,719,000

Reverse mortgage loans held for investment:
Non-agency reverse mortgages	317,641	489,038
Loans not securitized(1)	158,308	88,029
Unpoolable loans(2)	175,627	136,657
Unpoolable tails	11,703	11,076
Total reverse mortgage loans held for investment	663,279	724,800

Reverse mortgage loans held for investment, subject to nonrecourse debt:
Performing HECM buyouts	276,436	328,845
Nonperforming HECM buyouts	475,697	541,071
Non-agency reverse mortgages	7,206,715	6,370,209
Total reverse mortgage loans held for investment, subject to nonrecourse debt	7,958,848	7,240,125

Total owned reverse mortgage portfolio	24,816,713	18,683,925
Loans reclassified as government guaranteed receivable	99,626	76,033
Loans serviced for others	182,578	81,436
Total serviced reverse mortgage loan portfolio	$25,098,917	$18,841,394
(1) Loans not securitized represent primarily newly originated loans and poolable tails.
(2) Unpoolable loans represent primarily loans that have reached 98% of their maximum claim amount ("MCA").
The table below summarizes the reverse mortgage portfolio owned by the Company by product type (in thousands):

	June 30, 2023	December 31, 2022
Fixed rate loans	$6,746,258	$6,548,902
Adjustable rate loans	18,070,455	12,135,023
Total owned reverse mortgage portfolio	$24,816,713	$18,683,925

As of June 30, 2023 and December 31, 2022, there were $550.8 million and $489.3 million, respectively, of foreclosure proceedings in process, which are included in loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
Loans held for investment, subject to HMBS related obligations, at fair value, consisted of the following for the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Loans held for investment, subject to HMBS related obligations - UPB	$16,194,586	$10,719,000
Fair value adjustments	689,132	395,100
Total loans held for investment, subject to HMBS related obligations, at fair value	$16,883,718	$11,114,100

9. Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Loans held for investment, subject to nonrecourse debt, at fair value, consisted of the following for the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Loans held for investment, subject to nonrecourse debt - UPB:
Reverse mortgage loans	$7,958,848	$7,240,125
Commercial mortgage loans	280,526	405,970
Fair value adjustments	(310,960)	(191,457)
Total loans held for investment, subject to nonrecourse debt, at fair value	$7,928,414	$7,454,638

The table below shows the total amount of loans held for investment, subject to nonrecourse debt, that were greater than 90 days past due and on non-accrual status (in thousands):

	June 30, 2023	December 31, 2022
Loans 90 days or more past due and on non-accrual status
Fair value:
Commercial mortgage loans	$21,949	$21,325
Aggregate UPB:
Commercial mortgage loans	24,818	24,023
Difference	$(2,869)	$(2,698)

10. Loans Held for Investment, at Fair Value
Loans held for investment, at fair value, consisted of the following for the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Loans held for investment - UPB:
Reverse mortgage loans	$663,279	$724,800
Commercial mortgage loans	6,917	143,373
Fair value adjustments	14,837	39,825
Total loans held for investment, at fair value	$685,033	$907,998
As of June 30, 2023 and December 31, 2022, there were $3.5 million and $2.4 million, respectively, of commercial loans that were greater than 90 days past due.
As of June 30, 2023 and December 31, 2022, there were $555.6 million and $745.1 million, respectively, in loans held for investment, at fair value, pledged as collateral for financing lines of credit.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
11. Loans Held for Sale, at Fair Value
Loans held for sale, at fair value, consisted of the following for the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Loans held for sale - UPB:
Residential mortgage and home improvement loans	$50,792	$15,529
Commercial mortgage loans	12,221	173,112
Fair value adjustments	(9,513)	(14,657)
Total loans held for sale, at fair value	$53,500	$173,984

The table below shows the total amount of loans held for sale that were greater than 90 days past due and on non-accrual status (in thousands):

	June 30, 2023	December 31, 2022
Loans 90 days or more past due and on non-accrual status
Fair value:
Residential mortgage and home improvement loans	$5,647	$2,736
Commercial mortgage loans	1,163	2,817
Total fair value	6,810	5,553
Aggregate UPB:
Residential mortgage loans	6,143	2,136
Commercial mortgage loans	1,225	3,405
Total aggregate UPB	7,368	5,541
Difference	$(558)	$12

The Company originates or purchases and sells loans in the secondary mortgage market without recourse for credit losses. However, the Company at times maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.
The table below shows a reconciliation of the changes in loans held for sale for the respective periods presented below (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Beginning balance	$77,494	$173,984	$218,468	$158,156
Originations/purchases/repurchases	46,042	125,328	415,964	846,770
Proceeds from sales	(65,554)	(266,010)	(336,103)	(704,759)
Net transfers from loans held for investment	—	15,580	—	—
Net transfers from discontinued operations	(105)	12,525	(82)	(82)
Gain (loss) on loans held for sale, net	(3,854)	(16,346)	(12,911)	(7,377)
Net fair value gain (loss) on loans held for sale	(523)	8,439	(3,665)	(11,037)
Ending balance	$53,500	$53,500	$281,671	$281,671

As of June 30, 2023 and December 31, 2022, there were $40.3 million and $172.5 million, respectively, in loans held for sale, at fair value, pledged as collateral for financing lines of credit.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Mortgage Servicing Rights, at Fair Value
The servicing portfolio associated with capitalized servicing rights consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Fannie Mae/Freddie Mac	$152,451	$7,051,851
Ginnie Mae	166,266	532,328
Private investors	967,368	1,018,159
Total UPB	$1,286,085	$8,602,338

Weighted average interest rate	3.66%	3.59%

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Beginning UPB	$1,702,020	$8,602,338	$34,058,558	$39,299,416
Originated MSR	—	42,011	3,375,623	7,632,904
Sales MSR	(385,307)	(7,230,653)	(7,123,286)	(15,492,020)
Payoffs MSR	(18,386)	(55,179)	(524,107)	(1,329,775)
Other	(12,242)	(72,432)	(292,139)	(615,876)
Ending UPB	$1,286,085	$1,286,085	$29,494,649	$29,494,649

The activity in the MSR asset consisted of the following (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Beginning balance	$13,713	$95,096	$426,102	$427,942
Originations	—	405	41,218	94,662
Sales	(4,464)	(84,884)	(95,643)	(203,295)
Changes in fair value due to:
Changes in market inputs or assumptions used in valuation model	451	92	(2,570)	61,320
Changes in fair value due to portfolio runoff and other	(244)	(1,253)	(10,101)	(21,623)
Ending balance	$9,456	$9,456	$359,006	$359,006

The value of MSR is driven by the net cash flows associated with servicing activities. The cash flows include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The fees were $0.6 million and $2.5 million for the three months and six months ended June 30, 2023, respectively, and $13.1 million and $27.4 million for the three months and six months ended June 30, 2022, respectively. These fees and changes in fair value of the MSR are recorded within fee income in the Condensed Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, there were $0.0 million and $60.6 million, respectively, in MSR, at fair value, pledged as collateral for nonrecourse debt.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
13. HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, consisted of the following for the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Ginnie Mae loan pools - UPB	$16,194,586	$10,719,000
Fair value adjustments	470,949	277,755
Total HMBS related obligations, at fair value	$16,665,535	$10,996,755

Weighted average remaining life (in years)	4.2	4.0
Weighted average interest rate	5.9%	5.0%

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
The Company was servicing 2,327 and 2,004 Ginnie Mae loan pools at June 30, 2023 and December 31, 2022, respectively.

14. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date	Interest Rate	Original Issue Amount	June 30, 2023	December 31, 2022
Securitization of performing / nonperforming HECM loans	February 2022 - August 2022	February 2032 - August 2032	2.69% - 9.32%	$1,084,935	$868,971	$953,336
Securitization of non-agency reverse loans	May 2018 -April 2023	May 2050 - April 2073	1.25% - 4.50%	8,793,599	7,007,955	6,598,145
Securitization of Fix & Flip loans	April 2021	May 2025	2.10% - 5.40%	268,511	215,604	268,511
Total consolidated VIE nonrecourse debt UPB					8,092,530	7,819,992
Nonrecourse MSR financing liability, at fair value					—	60,562
Nonrecourse reverse loan financing liability(1)					328,769	—
Nonrecourse commercial loan financing liability(2)					57,543	105,291
Fair value adjustments					(682,297)	(642,668)
Total nonrecourse debt, at fair value					$7,796,545	$7,343,177
(1)Nonrecourse reverse loan financing liability is comprised of the balance of the nonrecourse debt for the applicable period associated with a non-agency securitization. As the securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt is accounted for by FoA and presented separately from the other nonrecourse debts. Refer to Note 5 - Variable Interest Entities and Securitizations for additional information.

(2) Nonrecourse commercial loan financing liability is comprised of the balance of the nonrecourse debt for the applicable period associated with the CAPT securitization. As the CAPT securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt is accounted for by FoA and presented separately from the other nonrecourse debts. Refer to Note 5 - Variable Interest Entities and Securitizations for additional information.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of June 30, 2023, estimated maturities for nonrecourse debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
Remainder of 2023	$913,044
2024	2,321,538
2025	977,433
2026	1,088,885
2027	390,719
Thereafter	2,787,223
Total payments on nonrecourse debt	$8,478,842

15. Other Financing Lines of Credit
The following summarizes the components of other financing lines of credit relating to continuing operations (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	June 30, 2023	December 31, 2022
Mortgage Lines:
October 2023	Bloomberg short-term bank yield ("BSBY") index + applicable margin	First Lien Mortgages	$14,000	$3,757	$83,814
November 2023	Secured Overnight Financing Rate ("SOFR") + applicable margin	Home Improvement Consumer Loans	75,000	28,129	7,495
N/A	Bond accrual rate + applicable margin	Mortgage Related Assets	37,559	37,559	37,604
N/A	N/A	MSR	—	—	10,312
Subtotal mortgage lines of credit			$126,559	$69,445	$139,225
Reverse Lines:
July 2023 - June 2024	BSBY/SOFR + applicable margin	First Lien Mortgages	$1,085,000	$507,480	$584,658
N/A	Bond accrual rate/SOFR + applicable margin	Mortgage Related Assets	368,991	348,991	320,715
October 2027	SOFR + applicable margin	MSR	70,000	69,231	33,036
September 2023	Prime + .50%; 6% floor	Unsecuritized Tails	45,000	44,874	45,001
Subtotal reverse lines of credit			$1,568,991	$970,576	$983,410
Commercial Lines:
July 2023 - October 2023	SOFR/BSBY + applicable margin	First Lien Mortgages	$51,000	$12,092	$159,938
January 2024	SOFR + applicable margin	Mortgage Related Assets	20,000	20,000	12,500
N/A	N/A	Encumbered Agricultural Loans	—	—	7,561
N/A	N/A	Second Lien Mortgages	—	—	25,000
Subtotal commercial lines of credit			$71,000	$32,092	$204,999
Total other financing lines of credit			$1,766,550	$1,072,113	$1,327,634
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of June 30, 2023. The lines of credit with no capacity are terminated as of June 30, 2023.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2023 and December 31, 2022, the weighted average outstanding interest rates on outstanding financing lines of credit of the Company were 8.10% and 7.35%, respectively.
The Company's financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability.
As of June 30, 2023, the Company was in compliance with its financial covenants related to required liquidity reserves, debt service coverage ratio, and tangible net worth amounts. With respect to certain financial covenants related to required profitability, the Company obtained financial covenant waivers, amendments to such financial covenants effective as of June 30, 2023, or paid off the line of credit, in order to avoid breaching such financial covenants.
The terms of the Company's financing arrangements and credit facilities contain covenants, and the terms of the Company's government sponsored entities ("GSE")/seller servicer contracts contain requirements that may restrict the Company and its subsidiaries from paying distributions to its members. These restrictions include restrictions on paying distributions whenever the payment of such distributions would cause FoA or its subsidiaries to no longer be in compliance with any of its financial covenants or GSE requirements. Further, the Company is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the Company (with certain exceptions) exceed the fair value of its assets. Subsidiaries of the Company are generally subject to similar legal limitations on their ability to make distributions to FoA.
As of June 30, 2023, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	June 30, 2023	Maximum Allowable Distribution(1)
FAM
Adjusted Tangible Net Worth(2)	$10,000	$53,876	$43,876
Liquidity	1,000	13,751	12,751
FAR
Adjusted Tangible Net Worth(2)	$250,000	$276,458	$26,458
Liquidity	36,731	38,949	2,218
Leverage Ratio	6:1	4.9:1	51,680
FAH
Adjusted Tangible Net Worth(2)	$300,000	$300,498	$498
Liquidity	40,000	52,225	12,225
Leverage Ratio	10:1	5.6:1	131,413
(1) The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary.
(2) This amount is based on the most restrictive financing line of credit covenant.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
As of December 31, 2022, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	December 31, 2022	Maximum Allowable Distribution(1)
FAM
Adjusted Tangible Net Worth(2)	$100,000	$100,907	$907
Liquidity	20,000	23,368	3,368
Leverage Ratio	13:1	9.3:1	28,732
FAR
Adjusted Tangible Net Worth(2)	$250,000	$267,067	$17,067
Liquidity	24,724	28,718	3,994
Leverage Ratio	6:1	5.29:1	31,808
FAH
Adjusted Tangible Net Worth(2)	$300,000	$310,850	$10,850
Liquidity	45,000	52,270	7,270
Leverage Ratio	10:1	6.55:1	107,292
(1) The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary.
(2) This amount is based on the most restrictive financing line of credit covenant.

16. Payables and Other Liabilities
Payables and other liabilities related to continuing operations consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued liabilities	$126,948	$54,664
GNMA reverse mortgage buyout payable	65,313	41,768
Lease liabilities	33,098	34,391
Deferred purchase price liabilities(1)	17,657	3,918
Accrued compensation expense	12,766	19,333
Repurchase reserves	10,474	158
Liability for loans eligible for repurchase from GNMA	5,182	15,631
Warrant liability	2,391	1,117
Deferred tax liability, net	10	2,367
Derivative liabilities	—	385
Total payables and other liabilities	$273,839	$173,732
(1) As of June 30, 2023, the Company had deferred purchase price liabilities of $16.4 million related to the closing of the AAG Transaction. Refer to Note 3 - Acquisitions for additional detail.

17. Litigation
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
As of June 30, 2023, there were no matters that the Company considered to be probable or reasonably possible for which they could estimate losses or a reasonable range of estimated losses.
The Company is a defendant in three representative lawsuits alleging violations of the California Labor Code and brought pursuant to the California Private Attorneys General Act ("PAGA"). The cases have been coordinated. On November 4, 2022, the court ordered that each of the plaintiffs’ individual PAGA claims must be arbitrated and that their representative PAGA claims will be stayed pending a ruling by the California Supreme Court in the third-party case Adolph v. Uber Technologies, Inc. On July 17, 2023, the California Supreme Court issued its decision in Adolph, ruling that an order compelling arbitration of individual claims does not strip the plaintiff of standing to litigate the representative portion of the PAGA claim. The representative PAGA claims currently remain stayed while the Company arbitrates the individual PAGA claims. Due to the unpredictable nature of litigation generally, and the wide discretion afforded the Court in awarding civil penalties in PAGA actions, the outcome of these matters cannot be presently determined, and a range of possible losses cannot be reasonably estimated. Although the actions are being vigorously defended, the Company could, in the future, incur judgments or enter into settlements of claims that could have a negative effect on its results of operations in any particular period.
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $1.2 million and $2.1 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $1.1 million for the three and six months ended June 30, 2022, respectively. These expenses are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

18. Commitments and Contingencies
Servicing of Mortgage Loans
The Company has contracted with third-party providers to perform specified servicing functions on its behalf. These services include maintaining borrower contact, facilitating borrower advances, generating borrower statements, collecting and processing payments of interest and principal, and facilitating loss-mitigation strategies in an attempt to keep defaulted borrowers in their homes. The contracts are generally fixed-term arrangements, with standard notification and transition terms governing termination of such contracts.
For reverse mortgages, defaults on loans leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums. When a default cannot be cured, the sub-servicers manage the foreclosure process and the filing of any insurance claims with HUD. The sub-servicers have responsibility for remitting timely advances and statements to borrowers and timely and accurate claims to HUD, including compliance with local, state and federal regulatory requirements. Although the Company has outsourced its servicing function, as the issuer, the Company has responsibility for all aspects of servicing of the HECM loans and related HMBS beneficial interests under the terms of the servicing contracts, state laws, and regulations.
Additionally, the sub-servicers are responsible for remitting payments to investors, including interest accrued, interest shortfalls, and funding advances such as taxes and home insurance premiums. Advances are typically remitted by the Company to the sub-servicers on a daily basis.
Contractual sub-servicing fees related to sub-servicer arrangements are generally based on a fixed dollar amount per loan and are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.
Unfunded Commitments
The Company is required to fund further borrower advances (where the borrower has not fully drawn down the HECM, non-agency reverse mortgage, fix & flip, or agricultural loan proceeds available) and fund the payment of the borrower's obligation to pay FHA monthly insurance premiums for HECM loans.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were approximately $4.6 billion as of June 30, 2023 compared to $3.1 billion as of December 31, 2022. The outstanding unfunded commitments available to borrowers related to fix & flip loans were approximately $50.8 million and $128.9 million as of June 30, 2023 and December 31, 2022, respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit. The outstanding unfunded commitments available to borrowers related to agricultural loans were approximately $2.6 million and $26.7 million as of June 30, 2023 and December 31, 2022, respectively.
The Company also has commitments to purchase and sell loans totaling $9.2 million and $8.7 million, respectively, as of June 30, 2023, compared to $1.7 million and $133.6 million, respectively, as of December 31, 2022.
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
For each HECM loan that the Company securitizes into agency HMBS, the Company is required to covenant and warrant to Ginnie Mae, among other things, that the HECM loans related to each participation included in the agency HMBS are eligible under the requirements of the National Housing Act and the Ginnie Mae MBS Guide, and that the Company will take all actions necessary to ensure the HECM loan's continued eligibility. The Ginnie Mae HMBS program requires that the Company removes the participation related to any HECM loan that does not meet the requirements of the Ginnie Mae MBS Guide. In addition to securitizing HECM loans into agency HMBS, the Company may sell HECM loans to third parties, and the agreements with such third parties include standard representations and warranties related to such loans, which if breached, may require the Company to repurchase the HECM loan and/or indemnify the purchaser for losses related to such HECM loans. In the case where the Company repurchases the loan, the Company bears any subsequent credit loss on the loan. To the extent that the Company is required to remove a loan from an agency HMBS, purchase a loan from a third-party or indemnify a third-party, the potential losses suffered by the Company may be reduced by any recourse the Company has to the originating broker and/or correspondent lender, if applicable, to the extent such entity breached similar or other representations and warranties. Under most circumstances, the Company has the right to require the originating broker/correspondent to repurchase the related loan from the Company and/or indemnify the Company for losses incurred. The Company seeks to manage the risk of repurchase and associated credit exposure through the Company's underwriting and quality assurance practices.

19. Income Taxes
The Company’s effective tax rate on continuing operations for the three and six months ended June 30, 2023 differs from the U.S. statutory rate primarily due to anticipated state statutory income tax rates, the projected mix of earnings or loss attributable to the noncontrolling interest not allocable to FoA, the impact of discrete tax items, and changes in the valuation allowance against net deferred tax assets.
The Company’s effective tax rate on continuing operations for the three and six months ended June 30, 2022 differs from the U.S. statutory rate primarily due to anticipated state statutory income tax rates as well as the projected mix of earnings or loss attributable to the noncontrolling interest not allocable to FoA.
FoA is taxed as a corporation and is subject to U.S. federal, state, and local taxes on the income allocated to it from FoA Equity based upon FoA’s economic interest in FoA Equity as well as any stand-alone income it generates. FoA Equity and its disregarded subsidiaries, collectively, are treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, FoA Equity is not subject to U.S. federal and certain state and local income taxes. FoA Equity’s members, including FoA, are liable for U.S. federal, state, and local income taxes

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
based on their allocable share of FoA Equity’s pass-through taxable income.
FoA Equity wholly owns certain corporate subsidiaries that are regarded entities for tax purposes and subject to U.S. federal, state, and local taxes on income they generate. As such, the consolidated tax provision of FoA includes corporate taxes that it incurs based on its flow-through income from FoA Equity as well as corporate taxes that are incurred by its regarded subsidiaries.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences attributable to those temporary differences and the expected benefits of net operating losses and carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. During the third quarter of 2022, resulting from a reduced demand for traditional mortgage products from its previously reported Mortgage Originations and Commercial Originations segments and compressed margins, the Company decided to exit those businesses. Management assessed the existing taxable temporary differences that will reverse through the course of ordinary business and concluded the Company will not more likely than not generate sufficient taxable income to utilize the current attributes, and a valuation allowance was established for the deferred tax asset in excess of any deferred tax liabilities.
Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2018 or prior.

20. Business Segment Reporting
The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	For the three months ended June 30, 2023
	Retirement Solutions	Portfolio Management	Total Operating Segments	Corporate and Other	Eliminations	Total
REVENUES
Loss on sale and other income from loans held for sale, net	$(2,265)	$(1,845)	$(4,110)	$—	$56	$(4,054)
Net fair value gains (losses) on loans and related obligations	32,926	(126,059)	(93,133)	—	—	(93,133)
Fee income	10,073	2,978	13,051	2,045	(1,272)	13,824
Net interest expense			—
Interest income	—	3,200	3,200	—	—	3,200
Interest expense	—	(24,106)	(24,106)	(7,628)	—	(31,734)
Net interest expense	—	(20,906)	(20,906)	(7,628)	—	(28,534)
Total revenues	40,734	(145,832)	(105,098)	(5,583)	(1,216)	(111,897)
Total expenses	58,767	22,238	81,005	30,216	(1,216)	110,005
Other, net	28	—	28	(1,965)	—	(1,937)
Net loss before taxes	$(18,005)	$(168,070)	$(186,075)	$(37,764)	$—	$(223,839)

Depreciation and amortization	$11,911	$34	$11,945	$427	$—	$12,372
Total assets	$332,516	$26,063,685	$26,396,201	$1,250,637	$(1,222,574)	$26,424,264

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the six months ended June 30, 2023
	Retirement Solutions	Portfolio Management	Total Operating Segments	Corporate and Other	Eliminations	Total
REVENUES
Loss on sale and other income from loans held for sale, net	$(3,577)	$(12,903)	$(16,480)	$—	$—	$(16,480)
Net fair value gains on loans and related obligations	57,401	25,860	83,261	—	—	83,261
Fee income	13,253	8,441	21,694	4,998	(6,516)	20,176
Net interest expense			—
Interest income	—	4,670	4,670	621	—	5,291
Interest expense	—	(48,102)	(48,102)	(15,188)	—	(63,290)
Net interest expense	—	(43,432)	(43,432)	(14,567)	—	(57,999)
Total revenues	67,077	(22,034)	45,043	(9,569)	(6,516)	28,958
Total expenses	94,291	46,917	141,208	59,090	(6,516)	193,782
Other, net	59	—	59	(1,060)	—	(1,001)
Net loss before taxes	$(27,155)	$(68,951)	$(96,106)	$(69,719)	$—	$(165,825)

Depreciation and amortization	$21,554	$48	$21,602	$875	$—	$22,477
Total assets	$332,516	$26,063,685	$26,396,201	$1,250,637	$(1,222,574)	$26,424,264

	For the three months ended June 30, 2022
	Retirement Solutions	Portfolio Management	Total Operating Segments	Corporate and Other	Eliminations	Total
REVENUES
Gain (loss) on sale and other income from loans held for sale, net	$78	$(4,740)	$(4,662)	$—	$(101)	$(4,763)
Net fair value gains (losses) on loans and related obligations	77,872	(72,249)	5,623	—	(3,458)	2,165
Fee income	4,935	1,198	6,133	8,240	(7,533)	6,840
Net interest expense
Interest income	—	1,515	1,515	94	—	1,609
Interest expense	—	(20,287)	(20,287)	(6,738)	—	(27,025)
Net interest expense	—	(18,772)	(18,772)	(6,644)	—	(25,416)
Total revenues	82,885	(94,563)	(11,678)	1,596	(11,092)	(21,174)
Total expenses	50,443	34,554	84,997	38,758	(10,936)	112,819
Other, net	38	37	75	13,923	156	14,154
Net income (loss) before taxes	$32,480	$(129,080)	$(96,600)	$(23,239)	$—	$(119,839)

Depreciation and amortization	$9,711	$106	$9,817	$1,169	$—	$10,986
Total assets	$418,005	$19,880,825	$20,298,830	$1,746,031	$(1,728,600)	$20,316,261

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the six months ended June 30, 2022
	Retirement Solutions	Portfolio Management	Total Operating Segments	Corporate and Other	Eliminations	Total
REVENUES
Gain on sale and other income from loans held for sale, net	$78	$6,188	$6,266	$—	$(818)	$5,448
Net fair value gains (losses) on loans and related obligations	183,627	(175,034)	8,593	—	(3,458)	5,135
Fee income	8,740	55,723	64,463	17,279	(19,729)	62,013
Net interest expense
Interest income	43	2,562	2,605	188	—	2,793
Interest expense	(54)	(37,010)	(37,064)	(13,441)	—	(50,505)
Net interest expense	(11)	(34,448)	(34,459)	(13,253)	—	(47,712)
Total revenues	192,434	(147,571)	44,863	4,026	(24,005)	24,884
Total expenses	97,870	69,265	167,135	80,848	(23,954)	224,029
Other, net	3,252	64	3,316	13,771	51	17,138
Net income (loss) before taxes	$97,816	$(216,772)	$(118,956)	$(63,051)	$—	$(182,007)

Depreciation and amortization	$19,309	$197	$19,506	$1,678	$—	$21,184
Total assets	$418,005	$19,880,825	$20,298,830	$1,746,031	$(1,728,600)	$20,316,261

The Company has identified three reportable segments: Retirement Solutions, Portfolio Management, and Corporate and Other.
Retirement Solutions
Our Retirement Solutions segment is where we fulfill our goal to help older homeowners achieve their financial goals in retirement. This segment includes all loan origination activity for the Company, including reverse mortgage and home improvement loans. We originate or acquire reverse mortgage loans through our FAR operating subsidiary. This segment originates HECM and non-agency reverse mortgages. We securitize HECM into HMBS, which Ginnie Mae guarantees, and sell them in the secondary market while retaining the rights to service. Non-agency reverse mortgages, which complement the FHA HECM for higher value homes, may be sold as whole loans to investors or held for investment and pledged as collateral to securitized nonrecourse debt obligations. Non-agency reverse mortgage loans are not insured by the FHA. We originate reverse mortgage loans through a retail channel (consisting primarily of field offices and a centralized retail platform) and a third-party originator channel (consisting primarily of a network of mortgage brokers).
Additionally, this segment originates home improvement loans through our FAM subsidiary. Through these operations, the Company assists homeowners in the financing of short-term home improvement projects such as windows, HVAC, or remodeling, and relies on a network of partner contractors across the country to acquire, interact with, and serve these customers. These home improvement loans are then sold in the secondary market through our capital markets platform.
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the enterprise. As part of the vertical integration of our business, our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided by our Financial Industry Regulatory Authority registered broker-dealer, allows us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and where appropriate, retain assets on balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring earnings. The Portfolio Management segment generates

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
revenue and earnings in the form of gains on sale of loans, fair value gains on portfolio assets, interest income, and fee income related to mortgage servicing rights, underwriting, advisory, valuation, and other ancillary services.
Corporate and Other
Our Corporate and Other segment consists of our corporate services groups.
The Company's segments are based upon the Company's organizational structure which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on actual cost of services performed based on a direct resource utilization, estimate of percentage use for shared services or headcount percentage for certain functions. Non-allocated corporate expenses include administrative costs of executive management and other corporate functions that are not directly attributable to the Company's operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties. To reconcile the Company's consolidated results, certain inter-segment revenues and expenses are eliminated in the "Eliminations" column in the previous tables.

21. Liquidity and Capital Requirements
Compliance Requirements
FAM
In addition to the covenant requirements of FAM mentioned in Note 15 - Other Financing Lines of Credit, FAM is subject to various regulatory capital requirements administered by HUD as a result of their mortgage origination and servicing activities. HUD governs non-supervised, direct endorsement mortgagees, and Ginnie Mae, Fannie Mae, and Freddie Mac, which sponsor programs that govern a significant portion of FAM’s mortgage loans sold and servicing activities. Additionally, FAM is required to maintain minimum net worth requirements for many of the states in which it sells and services loans. Each state has its own minimum net worth requirement; however, none of the state requirements are material to the consolidated financial statements.
Failure to meet minimum capital requirements can result in certain mandatory remedial actions and potentially result in additional discretionary remedial actions by regulators that, if undertaken, could: (i) remove FAM’s ability to sell and service loans to or on behalf of the agencies; and (ii) have a direct material effect on FAM's financial statements, results of operations, and cash flows.
In accordance with the regulatory capital guidelines, FAM must meet specific quantitative measures of cash, assets, liabilities, profitability and certain off-balance sheet items calculated under regulatory accounting practices. Further, changes in regulatory and accounting standards, as well as the impact of future events on FAM’s results, may significantly affect FAM’s net worth adequacy.
Among FAM’s various capital requirements related to its outstanding mortgage origination and servicing agreements, the most restrictive of these requires FAM to maintain a minimum adjusted net worth balance at the end of the most recent fiscal quarter of $31.2 million as of June 30, 2023. FAM’s actual net worth was $59.1 million as of June 30, 2023. FAM is also subject to requirements related to material declines in quarterly and two consecutive quarter tangible net worth. As of June 30, 2023, FAM was not in compliance with the Fannie Mae lender adjusted tangible net worth quarterly and two consecutive quarter requirements. In connection with the discontinued operations of the Company’s previously reported Mortgage Originations segment, FAM voluntarily surrendered its Fannie Mae selling approval effective June 30, 2023, and further, FAM has agreed with Fannie Mae to surrender its Fannie Mae servicing approval once the transfer of servicing of FAM's last Fannie Mae mortgage loans has been completed, which is expected in the fourth quarter of 2023.
In addition, FAM is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAM throughout the year. FAM is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of June 30, 2023, FAM was in compliance with applicable requirements.
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

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2023, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $168.0 million as of June 30, 2023. FAR’s actual net worth calculated based on Ginnie Mae guidance was $266.6 million as of June 30, 2023. The minimum liquidity required of FAR by Ginnie Mae was $33.6 million as of June 30, 2023. FAR’s actual cash and cash equivalents were $38.9 million as of June 30, 2023. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement; however, FAR received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, the Company was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of June 30, 2023, FAR was in compliance with applicable requirements.
FoA Securities
Finance of America Securities LLC (formerly known as Incenter Securities Group LLC) ("FoA Securities"), one of the operating subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules and Financial Industry Regulatory Authority rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, FoA Securities is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. FoA Securities is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. FoA Securities computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $250 thousand. As of June 30, 2023, FoA Securities met the minimum net capital requirement amounts and was, therefore, in compliance.
Additionally, FoA Securities claims the exemption provision of Footnote 74 of the SEC Release No. 34-70073 adopting amendments to 17 C.F.R. § 240.17a-5 because FoA Securities other business activities are limited to (1) proprietary trading; (2) receiving transaction-based compensation for referring securities transactions to other broker-dealers; and (3) participating in distributions of securities (other than firm commitment underwritings) in accordance with the requirements of paragraphs (a) or (b)(2) of Rule 15c2-4.

22. Related-Party Transactions
Promissory Notes
The Company had two Revolving Working Capital Promissory Note Agreements (the "Working Capital Promissory Notes") outstanding with BTO Urban Holdings and Libman Family Holdings, LLC, a Delaware limited liability company which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 6.5% per annum and mature in May 2024. These notes had outstanding amounts of $59.6 million and $46.8 million as of June 30, 2023 and December 31, 2022, respectively, recorded within notes payable, net, in the Condensed Consolidated Statements of Financial Condition. Additionally, the Company paid $0.4 million and $0.8 million of interest related to the Working Capital Promissory Notes during the three and six months ended June 30, 2023, respectively. The Company paid $0 of interest related to the Working Capital Promissory Notes during the three and six months ended June 30, 2022, respectively. The Working Capital Promissory Notes were amended subsequent to the balance sheet date. Refer to Note 25 - Subsequent Events for additional information.
Senior Notes
Related parties of FoA purchased notes in the high-yield debt offering in November 2020 in an aggregate principal amount of $135.0 million.
Equity Investment
On December 6, 2022, the Company entered into separate Stock Purchase Agreements (each, a “Stock Purchase Agreement”) with each of (i) BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership – NQ ESC L.P. and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”) and (ii)

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Libman Family Holdings LLC (the “BL Investor” and together with the Blackstone Investor, the “Investors”). Pursuant to each such Investor’s respective Stock Purchase Agreement, on the terms and subject to the conditions set forth therein, each of the Investors will purchase 10,869,566 shares of Company Class A Common Stock for an aggregate purchase price of $15.0 million (collectively, the “Equity Investments”), representing a price per share of Company Class A Common Stock equal to the volume weighted average price per share of Company Class A Common Stock on the New York Stock Exchange over the fifteen consecutive trading days ending on December 6, 2022. On March 31, 2023, in conjunction with the closing of the AAG Transaction, the 21,739,132 shares of Company Class A Common Stock were issued to the Investors for $30.0 million.

23. Earnings Per Share
Basic net loss per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share based compensation awards outstanding during the period.
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except share data and per share amounts):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Basic net loss per share:
Numerator
Net loss from continuing operations	$(220,624)	$(165,142)	$(117,638)	$(172,084)
Less: Loss from continuing operations attributable to noncontrolling interest(1)	(141,005)	(104,250)	(96,421)	(137,624)
Net loss from continuing operations attributable to holders of Class A Common Stock - basic	$(79,619)	$(60,892)	$(21,217)	$(34,460)

Net loss from discontinued operations	$(1,857)	$(42,747)	$(50,185)	$(59,734)
Less: Loss from discontinued operations attributable to noncontrolling interest(1)	(2,336)	(27,553)	(30,722)	(45,021)
Net income (loss) from discontinued operations attributable to holders of Class A Common Stock - basic	$479	$(15,194)	$(19,463)	$(14,713)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	87,409,861	75,777,975	62,379,041	61,580,900

Basic net loss per share
Continuing operations	$(0.91)	$(0.80)	$(0.34)	$(0.56)
Discontinued operations	—	(0.20)	(0.31)	(0.24)
Basic net loss per share	$(0.91)	$(1.00)	$(0.65)	$(0.80)
(1) The Class A LLC Units of FoA Equity, held by the Continuing Unitholders and Bloom (collectively "Equity Capital Unitholders"), which comprise the noncontrolling interest in the Company, represents a participating security. Therefore, the numerator was adjusted to reduce net loss by the amount of net loss attributable to noncontrolling interest.

Additionally, the Class B Common Stock does not participate in earnings or losses of the Company and, therefore, is not a participating security. The Class B Common Stock has not been included in either the basic or diluted net loss per share calculations.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Net loss attributable to noncontrolling interest includes an allocation of expense related to the Amended and Restated Long-Term Incentive Plan ("A&R MLTIP") subject to special allocation terms per the Amended and Restated Limited Liability Company Agreement ("A&R LLC Agreement").

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Diluted net loss per share:
Numerator
Net loss from continuing operations attributable to holders of Class A Common Stock - basic	$(79,619)	$(60,892)	$(21,217)	$(34,460)
Reallocation of net loss from continuing operations assuming exchange of Class A LLC Units (1)	—	—	(70,488)	(103,379)
Net loss from continuing operations attributable to holders of Class A Common Stock - diluted	$(79,619)	$(60,892)	$(91,705)	$(137,839)

Net income (loss) from discontinued operations attributable to holders of Class A Common Stock - basic	$479	$(15,194)	$(19,463)	$(14,713)
Reallocation of net loss from discontinued operations assuming exchange of Class A LLC Units (1)	—	—	(19,805)	(36,377)
Net income (loss) from discontinued operations attributable to holders of Class A Common Stock - diluted	$479	$(15,194)	$(39,268)	$(51,090)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	87,409,861	75,777,975	62,379,041	61,580,900
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock (2)	—	—	125,439,184	127,048,176
Additional shares under the treasury stock method (3)	—	—	—	—
Weighted average shares of Class A Common Stock outstanding - diluted (4)	87,409,861	75,777,975	187,818,225	188,629,076

Diluted net loss per share
Continuing operations	$(0.91)	$(0.80)	$(0.49)	$(0.73)
Discontinued operations	—	(0.20)	(0.21)	(0.27)
Diluted net loss per share	$(0.91)	$(1.00)	$(0.70)	$(1.00)
(1) For the three and six months ended June 30, 2023, the effect of the elimination of the noncontrolling interest due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA was determined to be anti-dilutive under the if-converted method. As such, the effect has been excluded from the calculation of diluted net loss per share. For the three and six months ended June 30, 2022, this adjustment assumes the reallocation of noncontrolling interest earnings, on an after-tax basis, due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA as of the beginning of the period following the if-converted method for calculating diluted net loss per share.

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

(2) The Exchange Agreement allows for the exchange of Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, on a one-for-one basis for shares of Class A Common Stock in FoA. The 141,588,134 and 132,922,187 weighted average Class A LLC Units outstanding for the three and six months ended June 30, 2023, were determined to be anti-dilutive under the if-converted method and have been excluded from the computation of diluted loss per share for each respective period. For the three and six months ended June 30, 2022, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, exchange their units on a one-for-one basis for shares of Class A Common Stock in FoA.

(3) The Company had 1,815,994 and 913,013 potentially dilutive shares, under the treasury stock method, from RSUs for the three and six months ended June 30, 2023, and none for both the three and six months ended June 30, 2022. The potentially dilutive shares from RSUs were determined to be anti-dilutive for both the three and six months ended June 30, 2023, and have been excluded from the computation of diluted loss per share.

The Company had 0 and 1,056,239 potentially dilutive shares, under the treasury stock method, from forward sale share contracts for the three and six months ended June 30, 2023, and none for both the three and six months ended June 30, 2022. The potentially dilutive shares from forward sale share contracts were determined to be anti-dilutive for the six months ended June 30, 2023, and have been excluded from the computation of diluted loss per share.

(4) As part of the AAG Transaction, there are two forms of contingently issuable Class A LLC Units: 7,058,416 Units that are equity classified and indemnity holdback units totaling up to 7,142,260 Units that are liability classified. In accordance with ASC 260, Earnings Per Share, these units are not included in the diluted weighted average shares outstanding of Class A Common Stock for the three and six months ended June 30, 2023.

24. Equity
Class A Common Stock
As of June 30, 2023, there were 91,886,418 shares of Class A Common Stock issued, consisting of 87,627,918 shares issued and outstanding and 4,258,500 unvested shares that are subject to vesting and forfeiture. The 4,258,500 unvested shares of Class A Common Stock relate to the Sponsor Earnout. The 4,258,500 unvested shares of Class A Common Stock are not entitled to receive any dividends or other distributions, do not have any other economic rights until such shares are vested, and will not be entitled to receive back dividends or other distributions or any other form of economic “catch-up” if, and when, they become vested. The holders of the 87,627,918 issued and outstanding shares of Class A Common Stock represent the controlling interest of the Company.
Pursuant to the A&R MLTIP, certain equity holders of FoA and FoA Equity are obligated to deliver a number of shares of Class A Common Stock and Class A LLC Units for restricted stock unit awards granted by the Company. During the three and six months ended June 30, 2023, in connection with FoA’s settlement of restricted stock units into shares of Class A Common Stock and pursuant to the A&R MLTIP, these equity holders delivered 340,506 and 438,930 shares, respectively, of Class A Common Stock and 2,015,889 and 2,598,587 Class A LLC Units, respectively, to the Company in satisfaction of such settlement. During the three and six months ended June 30, 2022, these equity holders delivered 1,265,815 and 1,275,651 shares, respectively, of Class A Common Stock and 3,161,443 and 3,172,247 Class A LLC Units, respectively, to the Company in satisfaction of such settlement. The delivery of shares of Class A Common Stock and Class A LLC Units to the Company offset the gross award of RSUs settled. During the three and six months ended June 30, 2023 the Company elected to retire 1,147,684 and 1,440,044 shares, respectively, offsetting RSUs withheld to fund employee payroll taxes and instead funded those taxes with operating cash. During both the three and six months ended June 30, 2022, the Company elected to retire 1,654,331 shares, offsetting RSUs withheld to fund employee taxes and instead funded those taxes with operating cash. The future settlement of the Replacement RSUs and Earnout Rights outstanding as of June 30, 2023 will also be funded by the delivery of Class A Common Stock and Class A LLC Units from certain equity holders of FoA and FoA Equity pursuant to the A&R MLTIP.
Pursuant to the Exchange Agreement, which Bloom became a party to on March 31, 2023, the Equity Capital Unitholders may elect to exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the three and six months ended June 30, 2023, in connection with FoA’s settlement of the exchange of Class A LLC

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Units for shares of Class A Common Stock and pursuant to the Exchange Agreement, certain equity holders delivered 480 and 4,081 Class A LLC Units, respectively, to the Company in exchange for the same number of shares of Class A Common Stock, respectively, in satisfaction of such settlement. During the three and six months ended June 30, 2022 certain equity holders delivered 58,417 and 108,113 Class A LLC Units, respectively, to the Company in exchange for the same number of shares of Class A Common Stock, respectively, in satisfaction of such settlement.
Class B Common Stock
As of June 30, 2023, there are 15 shares of Class B Common Stock outstanding, all holders of which are Class A LLC Unit holders. The Class B Common Stock, par value $0.0001 per share, has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which Class A Common Stock holders are entitled to vote. In consideration for the assets acquired on March 31, 2023, the Company issued to the Seller one share of Class B Common Stock (see Note 3 - Acquisitions).
Class A LLC Units
In connection with the Business Combination, the Company, FoA Equity, and the Continuing Unitholders entered into an Exchange Agreement. The Exchange Agreement sets forth the terms and conditions upon which holders of Class A LLC Units may exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. The Equity Capital Unitholders' ownership of Class A LLC Units represents the noncontrolling interest of the Company, which is accounted for as permanent equity in the Condensed Consolidated Statements of Financial Condition. As of June 30, 2023, there were 229,171,541 Class A LLC Units outstanding. Of the 229,171,541 Class A LLC Units outstanding, 87,627,918 are held by the Class A Common Stock shareholders and 141,543,623 are held by the noncontrolling interest of the Company, including 19,692,990 issued to the Seller in consideration for the assets acquired on March 31, 2023. Additionally, the Seller is entitled to equity consideration comprised of two forms of contingently issuable Class A LLC Units: 7,058,416 Units that are equity classified and indemnity holdback units totaling up to 7,142,260 Units that are liability classified (see Note 3 - Acquisitions).

25. Subsequent Events
The Company has evaluated subsequent events from the date of the condensed consolidated financial statements of June 30, 2023 through August 9, 2023, the date these condensed consolidated financial statements were issued. No events or transactions were identified that would have an impact on the financial position as of June 30, 2023 or results of operations of the Company for the three and six months ended June 30, 2023, except as follows:
Lender Services Segment
On February 1, 2023, the Company's indirect subsidiary, Incenter, entered into an agreement to sell one hundred percent of (i) the issued and outstanding shares of capital stock of ANTIC, a direct subsidiary of Incenter and an indirect subsidiary of the Company, and (ii) the issued and outstanding membership interests of BNT, a direct subsidiary of Incenter and an indirect subsidiary of the Company. The closing of the ANTIC and BNT sale was completed on July 3, 2023. The Company has historically included the operations of ANTIC and BNT in its previously reported Lender Services operating segment.
Promissory Notes
On August 8, 2023, FoA Equity entered into amendments to its revolving working capital promissory notes dated June 14, 2019 (as amended, the “Promissory Notes”) with certain funds affiliated with Blackstone Inc. and an entity controlled by Brian L. Libman, to extend their maturity from May 15, 2024 to November 30, 2024, increase their interest rate from 6.5% per annum to 10% per annum and provide for a future additional increase of their interest rate to 15% per annum effective May 15, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors. Except where the context otherwise requires, the terms “Finance of America Companies,” “Finance of America,”“FoA,” “we,” “us,” or “our” refer to the business of Finance of America Companies Inc. and its consolidated subsidiaries. References to “FoA Equity” are to Finance of America Equity Capital LLC, a Delaware limited liability company, that the Company controls in an “UP-C” structure.

Overview
Finance of America Companies Inc. is a financial services holding company which, through its operating subsidiaries, is a modern retirement solutions platform that provides customers with access to an innovative range of retirement offerings centered on the home, including reverse mortgages and home improvement loans as well as home-sharing services. In addition, FoA offers capital markets and portfolio management capabilities to optimize distribution to investors.
For the first three fiscal quarters of 2022, our Company was principally focused on offering (1) loan products throughout the United States ("U.S."), including traditional mortgage loans, reverse mortgage loans and business purpose loans to residential real estate investors, as well as home improvement loans, and (2) complimentary lender services such as title insurance and settlement services to mortgage businesses. However, during the fourth quarter of 2022 and the first and second quarters of 2023, the Company has exited and continues to exit multiple business lines, including its traditional mortgage lending segment, its commercial lending segment, and certain of its lender services businesses in order to develop a streamlined reverse mortgage origination and retirement solutions business.
Our strategy and long-term growth initiatives are built upon a few key fundamental factors:
•We are in the process of streamlining our focus and growing our core businesses, which benefit from a shared set of demographic and economic tailwinds. We believe we can more effectively dispatch our innovative suite of solutions to help older homeowners achieve their retirement goals through the use of home equity.
•We seamlessly connect borrowers with investors. Our consumer-facing business leaders interface directly with the investor-facing professionals in our Portfolio Management segment, facilitating the development of attractive lending solutions for our customers with the confidence that the loans we generate can be efficiently and profitably sold to a deep pool of investors. We are in the moving business, not the storage business. While we often retain a future performance-based participation in the underlying cash flows of our loan products, we seek to programmatically and profitably monetize most of our loan products through a variety of investor channels, which minimizes capital at risk.
•We distribute our products through multiple channels, including through new channels as a result of the recent asset acquisition from American Advisors Group, and utilize flexible technology platforms in order to scale our businesses and manage costs efficiently.
We have launched a very successful non-agency reverse mortgage product targeted for the U.S. senior population and have plans for additional innovative products to satisfy this vast and largely underserved market. We are a leader in this market, and we are focused on developing and offering products for informed and savvy borrowers who use the reverse product as a retirement planning tool. We believe our commitment to customer service coupled with our involvement in the loan process throughout its life cycle gives us the ability to deliver a value proposition unmatched in the industry.
Our Portfolio Management segment provides structuring and product development expertise, allowing innovation and improved visibility of execution for our originations, as well as broker/dealer and institutional asset management capabilities. These capabilities allowed us to complete profitable sales of our loan products via securitizations in the first and second quarters of 2023, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors and the resilience of our business model in many economic environments.
See Note 1 - Organization and Description of Business and Note 25 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements for discussion of recent actions affecting the overall go-forward business operations.

American Advisors Group Transaction
On March 31, 2023, Finance of America Reverse LLC (“FAR”) acquired a majority of the assets and certain of the liabilities of American Advisors Group, a California corporation, now known as Bloom Retirement Holdings Inc. ("AAG/Bloom”), including, among other things, certain residential reverse mortgage loans and the right to service certain mortgage loans originated pursuant to the Federal Housing Administration’s Home Equity Conversion Mortgage program, pursuant to (i) an Asset Purchase Agreement, dated as of December 6, 2022 (the “Original Asset Purchase Agreement” and as amended by the Closing Amendment Agreement (as defined below), the “Asset Purchase Agreement”), by and between the Company, Finance of America Equity Capital LLC, a Delaware limited liability company (“FoA Equity”), FAR, AAG/Bloom and, for the limited purposes described therein, Reza Jahangiri, an individual residing in the State of California (the “AAG Principal”), (ii) a Servicing Rights Purchase and Sale Agreement, dated as of December 6, 2022 (as amended, the “MSR Purchase Agreement”), by and between FAR and AAG/Bloom and (iii) a Loan Sale Agreement, dated as of December 6, 2022 (as amended, the “Mortgage Loan Purchase Agreement” and collectively with the Asset Purchase Agreement and MSR Purchase Agreement, the “AAG Purchase Agreements”), by and between FAR and AAG/Bloom (such acquisition, the “AAG Transaction”).
On March 31, 2023, the Company, FoA Equity and FAR entered into an Amendment Agreement (the “Closing Amendment Agreement”) with AAG/Bloom and the AAG Principal, pursuant to which the parties to the AAG Transaction agreed, among other things, that (a) the amount of cash consideration payable by FAR to AAG/Bloom under the Asset Purchase Agreement would be reduced to $5.5 million less cash on hand (from $10 million in the Original Asset Purchase Agreement) and in connection with such reduction, FAR would issue to AAG/Bloom a promissory note with an aggregate principal amount of $4.5 million (the “Note”) and (b) the closing of the AAG Transaction would be deemed to be effective as of 11:59 p.m., New York City time, on the Closing Date.
Pursuant to the AAG Purchase Agreements, in consideration for the assets acquired thereunder, on March 31, 2023, (i) FAR paid to AAG/Bloom $5.5 million in cash less cash on hand and issued to AAG/Bloom the Note, (ii) FAR paid off, retired, or assumed specified liabilities (iii) the Company issued to AAG/Bloom one share of Class B Common Stock, par value $0.0001 per share, of the Company (“Company Class B Common Stock”), and (iv) FoA Equity issued to AAG/Bloom 19,692,990 Class A Units of FoA Equity (“FoA Equity Units”). Under the AAG Purchase Agreements, FoA Equity may issue to AAG/Bloom up to 14,200,676 additional FoA Equity Units upon the occurrence of certain events. The maximum number of FoA Equity Units issuable to AAG/Bloom under the AAG Purchase Agreements is 33,893,666 FoA Equity Units.
The aggregate FoA Equity Units issued to AAG/Bloom on March 31, 2023, together with the FoA Equity Units that are issuable to AAG/Bloom pursuant to the Purchase Agreements, if outstanding, would be exchangeable for 33,893,666 shares of Class A Common Stock pursuant to the Exchange Agreement, dated as of April 1, 2021 (the “Exchange Agreement”), by and among FoA, FoA Equity and the holders of FoA Equity Units from time to time, as an “LLC Unitholder” thereunder.
In connection with the AAG Transaction, the Company and FoA Equity entered into an Equity Matters Agreement (the “Equity Matters Agreement”) with AAG/Bloom pursuant to which, among other things, AAG/Bloom joined and became a party to (i) the Amended and Restated Limited Liability Company Agreement, as a “Member” thereunder, (ii) the Exchange Agreement described above, as an “LLC Unitholder” thereunder and (iii) the Registration Rights Agreement, dated as of April 1, 2021, as an “Other Holder” thereunder. Pursuant to the Exchange Agreement, AAG/Bloom is permitted to exchange its FoA Equity Units for shares of Company Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Equity Matters Agreement also provides AAG/Bloom with demand rights under the Registration Rights Agreement, which would obligate the Company to file a registration statement upon a demand by AAG/Bloom starting from the date that is 71 days following the closing date of the AAG Transaction. This discussion is qualified by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on April 3, 2023.

Our Segments
In the first quarter of 2023, we realigned our business to operate through two segments: Retirement Solutions and Portfolio Management. Our operating subsidiaries referred to in the following pages, including FAR, Finance of America Mortgage LLC ("FAM"), and Incenter LLC ("Incenter"), are indirect subsidiaries of FoA, which means that FoA holds its equity interests in each of these entities through one or more holding companies (as opposed to a subsidiary in which FoA directly holds such entity’s equity interests). See Note 1 - Organization and Description of

Business in the Notes to Condensed Consolidated Financial Statements for more information about our reorganization and realignment of our reportable segments.
Retirement Solutions
Our Retirement Solutions segment is where we fulfill our goal to help older homeowners achieve their financial goals in retirement. This segment includes all loan origination activity for the Company, including reverse mortgage and home improvement loans. We originate or acquire reverse mortgage loans through our FAR operating subsidiary. This segment originates home equity conversion mortgages ("HECM") and non-agency reverse mortgages. We securitize HECM into Home Equity Conversion Mortgage-Backed Securities ("HMBS"), which the Government National Mortgage Association ("Ginnie Mae") guarantees, and sell them in the secondary market while retaining the rights to service. Non-agency reverse mortgages, which complement the Federal Housing Administration ("FHA") HECM for higher value homes, may be sold as whole loans to investors or held for investment and pledged as collateral to securitized nonrecourse debt obligations. Non-agency reverse mortgage loans are not insured by the FHA. We originate reverse mortgage loans through a retail channel (consisting primarily of field offices and a centralized retail platform) and a third-party originator ("TPO") channel (consisting primarily of a network of mortgage brokers).
Additionally, this segment originates home improvement loans through our FAM subsidiary. Through these operations, the Company assists homeowners in the financing of short-term home improvement projects such as windows, HVAC, or remodeling, and relies on a network of partner contractors across the country to acquire, interact with, and serve these customers. These home improvement loans are then sold in the secondary market through our capital markets platform.
On March 31, 2023, the Company completed the acquisition of the assets and operations of AAG/Bloom, a leading reverse mortgage lender, and the combined operations are expected to make FoA the leading U.S. reverse mortgage originator. Refer to the Company’s Current Report on Form 8-K, filed with the SEC on April 3, 2023, for additional information.
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the enterprise. As part of the vertical integration of our business, our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided by our Financial Industry Regulatory Authority registered broker-dealer, allows us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and where appropriate, retain assets on balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring earnings. The Portfolio Management segment generates revenue and earnings in the form of gains on sale of loans, fair value gains on portfolio assets, interest income, and fee income related to mortgage servicing rights, underwriting, advisory, valuation, and other ancillary services.
See the Segment Results section below and Note 20 - Business Segment Reporting in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, for additional financial information about our segments.

Business Trends and Conditions
There are several key factors and trends affecting our results of operations. A summary of key factors impacting our revenue include:
•prevailing interest rates which impact loan origination volume, with declining interest rates leading to increases in volume, and an increasing interest rate environment leading to decreases in volume;
•our ability to successfully and timely integrate the business of American Advisors Group;
•housing market trends which also impact loan origination volume, with a strong housing market leading to higher loan origination volume, and a weak housing market leading to lower loan origination volume;
•demographic and housing stock trends which impact the addressable market size;
•movement of market yields required by investors, with widening of investor yields generally having negative impacts on fair value of our financial assets;
•increases or decreases in default status of loans and prepayment speeds; and
•broad economic factors such as the strength and stability of the overall economy, including sustained higher interest rates and inflation, the unemployment level and real estate values.

Other factors that may affect our cost base include trends in salaries and benefits costs, sales commissions, technology, rent, legal, compliance, and other general and administrative costs. Management continually monitors these costs through operating plans.

Other Recent Events
During the year ended December 31, 2022, the Federal Reserve shifted its COVID-era monetary policies from focus on low interest rates to higher interest rates and scaled back certain of the measures in an effort to combat inflationary pressures in the U.S. During 2022, the reopening of global economies and the ongoing Ukrainian-Russian conflict had, among other things, caused global supply chain issues and oil and other commodity price increases. These global macroeconomic events (among others) have in turn contributed to significant increases in consumer prices in the U.S. The Consumer Price Index for All Urban Consumers, a widely followed inflation gauge published by the Bureau of Labor Statistics, increased 7.0% from December 2021 to December 2022, its highest rate in nearly 40 years. The general effects of inflation on the economy of the United States can be wide ranging, evidenced by rising wages and rising costs of consumer goods and necessities. On March 16, 2022, in an effort to tamp down inflationary pressures, the Federal Reserve increased interest rates for the first time since December 2018 and signaled future rate increases. Subsequently, the Federal Reserve increased rates again in May, June, July, September, November, and December of 2022, and has continued with rate increases in February, March, May, and July of 2023 to combat continued inflationary pressures. The latest increase in July of 2023 resulted in the Federal Reserve increasing the federal funds targeted rate by 0.25% to a targeted range of 5.25%-5.50%. Additionally, the Federal Reserve continues to decrease or pause purchases of government and mortgage-related bonds. Volatility in market conditions, resulting from the foregoing events have caused and may continue to cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market, fair market value of the assets on our balance sheet and price transparency of real estate related or asset-backed assets.
Our Company is actively monitoring these events and their effects on the Company's financial condition, liquidity, operations, industry, and workforce.
These continuing economic impacts may cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets, and liquidity in 2023 and beyond. See Results of Operations.
For further discussion on the potential impacts of the Federal Reserve’s monetary policies, see "Risks Related to the Business of the Company," "Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates, rising inflation rates, U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our business and earnings” under the section entitled "Item 1A. Risk Factors” in our Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2022, filed with the SEC on March 16, 2023, as such risk factors may be amended or updated in our subsequent periodic reports filed with the SEC.

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
Discontinued Operations
The Company reevaluated its business strategy and implemented a series of transformational actions to restructure the organization into a modern retirement solutions platform. This plan included the wind-down of the previously reported Mortgage Originations segment, other than the Home Improvement channel, and sale of the previously reported Commercial Originations and Lenders Services segments, with the exception of its Incenter Solutions LLC operating service subsidiary. This constitutes a strategic shift that has or will have a major effect on our operations and financial results. As such, starting with the first fiscal quarter of our 2023 Form 10-Q, results of our previously reported Mortgage Originations, Commercial Originations, and Lenders Services segments, excluding the Home Improvement channel and Incenter Solutions LLC, are reported as discontinued operations for all periods presented in accordance with ASC 205, Presentation of Financial Statements. Refer to Note 1 - Organization and Description

of Business and Note 4 - Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for additional information.
Segment Realignment
For the quarter ended March 31, 2023, to more closely align with the new business strategy, the Company restructured the segments into the following: Retirement Solutions, Portfolio Management, and Corporate and Other. The prior period segment disclosures have been restated to reflect the new structure. Refer to Note 1 - Organization and Description of Business in the Notes to Condensed Consolidated Financial Statements for additional information.

SEGMENT RESULTS
Revenue generated on inter-segment services performed are valued based on estimated market value. Revenue and fees are directly allocated to their respective segments at the time services are performed. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the three and six months ended June 30, 2023 and 2022. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.

Results of Operations
Overview
The following tables present selected financial data for the three and six months ended June 30, 2023 and 2022.
Consolidated Results
The following table summarizes our consolidated operating results from continuing operations for the periods indicated (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Gain (loss) on sale and other income from loans held for sale, net	$(4,054)	$(16,480)	$(4,763)	$5,448
Net fair value gains (losses) on loans and related obligations	(93,133)	83,261	2,165	5,135
Fee income	13,824	20,176	6,840	62,013
Net interest expense	(28,534)	(57,999)	(25,416)	(47,712)
Total revenues	(111,897)	28,958	(21,174)	24,884
Total expenses	110,005	193,782	112,819	224,029
Other, net	(1,937)	(1,001)	14,154	17,138
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(223,839)	$(165,825)	$(119,839)	$(182,007)

Net fair value gains (losses) on loans and related obligations
Certain of our financial instruments are valued utilizing a process that combines the use of a discounted cash flow ("DCF") model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments is recorded as a gain or loss in net fair value gains (losses) on loans and related obligations in the Condensed Consolidated Statements of Operations.

The following table summarizes the components of net fair value gains (losses) on loans and related obligations for the periods indicated (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Net origination gains	$32,926	$57,401	$77,872	$183,627
Net fair value gains from portfolio activity(1)	36,351	75,579	48,218	85,002
Net fair value losses from changes in market inputs or model assumptions	(162,410)	(49,719)	(123,925)	(263,494)
Net fair value gains (losses) on loans and related obligations	$(93,133)	$83,261	$2,165	$5,135
(1) This line item includes realization of interest income and interest expense related to loans held for investment and securitization trusts, runoff, and portfolio amortization.

Principally, all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains (losses) on loans and related obligations in the Condensed Consolidated Statements of Operations. However, for certain of our outstanding financing lines of credit and non-funding debt, we have not elected to account for these liabilities under the fair value option. Accordingly, interest expense is presented separately in our Condensed Consolidated Statements of Operations. Further, interest income on loans held for investment are reflected in net fair value gains (losses) on loans and related obligations in the Condensed Consolidated Statements of Operations, while the associated interest expense on the warehouse financing for loans held for investment is included as a component of net interest expense. We evaluate net interest margin ("NIM") for our outstanding investments through an evaluation of all components of interest income and interest expense.
The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Interest income on commercial and reverse loans	$397,922	$698,968	$189,760	$353,454
Interest expense on HMBS and nonrecourse obligations	(301,016)	(504,066)	(124,603)	(231,246)
Net interest margin included in net fair value gains on mortgage loans (1)	96,906	194,902	65,157	122,208
Interest income on mortgage loans held for sale	3,200	4,670	1,515	2,605
Interest expense on warehouse lines of credit	(24,106)	(48,102)	(20,287)	(37,064)
Other interest income	—	621	94	188
Non-funding debt and other interest expense	(7,628)	(15,188)	(6,738)	(13,441)
Net interest expense	(28,534)	(57,999)	(25,416)	(47,712)
NET INTEREST MARGIN	$68,372	$136,903	$39,741	$74,496
(1) Net interest margin included in fair value gains on mortgage loans includes interest income and expense on all commercial and reverse loans and their related nonrecourse obligations. Interest income on mortgage loans and interest expense on warehouse lines of credit are classified in net interest expense. See Note 2 - Summary of Significant Accounting Policies within the consolidated financial statements in the Company's Form 10-K filed with the SEC on March 16, 2023 for additional information on the Company’s accounting related to commercial and reverse mortgage loans.

For the three months ended June 30, 2023 versus the three months ended June 30, 2022
Net loss from continuing operations before taxes increased $104.0 million or 86.8% primarily as a result of the following:
•Net fair value gains (losses) on loans and related obligations decreased $95.3 million primarily as a result of the change in fair value gains (losses) from market inputs or model assumptions combined with lower net originations gains. Fair value losses from changes in market inputs or model assumptions increased primarily due to market discount rate assumptions on long-term assets and liabilities for the three months ended June 30, 2023 compared to the 2022 period. See Note 6 - Fair Value within the condensed consolidated financial statements for additional information on assumptions impacting the value of our loans held for investment. The Retirement Solutions segment recognized $32.9 million in net origination gains on originations of $397.6 million of reverse mortgage loans for the three months ended June 30, 2023 compared to $77.9 million of net origination gains on originations of $1.6 billion of reverse mortgage loans for the comparable 2022 period. The decrease in net origination gains in the Retirement Solutions segment was due to lower origination volume partially offset by higher margins associated with the increase in volume through the AAG retail platform.
•Fee income increased $7.0 million or 102.1% primarily related to higher origination fee income recognized in our Retirement Solutions segment associated with the increase in volume through the AAG retail platform for the three months ended June 30, 2023 compared to the 2022 period.
•Net interest expense increased $3.1 million or 12.3% as a result of higher cost of funds on warehouse lines of credit partially offset by lower average balances during the three months ended June 30, 2023.
•Total expenses decreased $2.8 million or 2.5% primarily due to lower salaries, benefits, and related expenses as a result of our lower average headcount, which was partially offset by higher general and administrative expenses due to the onboarding of AAG.
•Other, net decreased $16.1 million or 113.7% primarily due to the remeasurement of the TRA obligation in the three months ended June 30, 2022.

For the six months ended June 30, 2023 versus the six months ended June 30, 2022
Net loss from continuing operations before taxes decreased $16.2 million or 8.9% primarily as a result of the following:
•Gain (loss) on sale and other income from loans held for sale, net, decreased $21.9 million, primarily due to changes in fair value on commercial loans sold during the six months ended June 30, 2023, compared to the 2022 period due to market volatility and widening spreads.
•Net fair value gains (losses) on loans and related obligations increased $78.1 million primarily as a result of lower total fair value losses from market inputs or model assumptions partially offset by lower net origination gains. The decrease in fair value losses from changes in market inputs or model assumptions was primarily related to less significant increases in discount rate assumptions on long-term assets and liabilities for the six months ended June 30, 2023 compared to the 2022 period. See Note 6 - Fair Value within the condensed consolidated financial statements for additional information on assumptions impacting the value of our loans held for investment. The Retirement Solutions segment recognized $57.4 million in net origination gains on originations of $709.1 million of reverse mortgage loans for the six months ended June 30, 2023 compared to $183.6 million in net origination gains on originations of $3.1 billion for the comparable 2022 period. The decrease in net origination gains in the Retirement Solutions segment was due to lower origination volume partially offset by higher margins associated with the increase in volume for the six months ended June 30, 2023 through the retail channel due to the acquisition of the AAG retail platform.
•Fee income decreased $41.8 million or 67.5% primarily related to lower service fee income and lower fair market value gains on the mortgage servicing rights ("MSR") portfolio due to a much lower MSR balance for the six months ended June 30, 2023.
•Net interest expense increased $10.3 million or 21.6% as a result of higher cost of funds on warehouse lines of credit partially offset by lower average balances during the six months ended June 30, 2023.
•Total expenses decreased $30.2 million or 13.5% due to lower salaries, benefits, and related expenses combined with decreased general and administrative expenses primarily as a result of our lower average headcount, lower origination volume, and general cost-cutting measures for the six months ended June 30, 2023.
•Other, net decreased $18.1 million or 105.8% primarily due to the remeasurement of the TRA obligation in the six months ended June 30, 2022.

Retirement Solutions Segment
The following table summarizes our Retirement Solutions segment's results for the periods indicated (in thousands).

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Gain (loss) on sale and other income from loans held for sale, net	$(2,265)	$(3,577)	$78	$78
Net origination gains	32,926	57,401	77,872	183,627
Fee income	10,073	13,253	4,935	8,740
Net interest expense	—	—	—	(11)
Total revenues	40,734	67,077	82,885	192,434
Total expenses	58,767	94,291	50,443	97,870
Other, net	28	59	38	3,252
NET INCOME (LOSS) BEFORE INCOME TAXES	$(18,005)	$(27,155)	$32,480	$97,816

Our Retirement Solutions segment generates its revenues primarily from the origination of reverse mortgage loans, including loans insured by FHA and non-agency reverse mortgage loans. Revenue from our Retirement Solutions segment include both our initial estimate of net origination gains from reverse mortgage loans, which is determined by utilizing quoted prices on similar securities or internally-developed models utilizing observable market inputs, in addition to fees earned at the time of origination of the associated loans. We elect to account for all originated loans at fair value. The loans are immediately transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in revenues of our Portfolio Management segment until final disposition. Additionally, the Retirement Solutions segment generates revenues from the origination of home improvement loans.

KEY METRICS
The following table provides a summary of some of our Retirement Solutions segment's key metrics (dollars in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Reverse mortgage loan origination volume
Total loan origination volume - new originations(1)	$397,626	$709,056	$1,580,258	$3,054,795
Total loan origination volume - tails(2)	310,482	466,114	160,157	317,450
Total loan origination volume	$708,108	$1,175,170	$1,740,415	$3,372,245
Total loan origination volume - new origination units	2,368	3,581	4,172	8,546

Reverse mortgage loan origination volume - new originations by channel(3)
Retail	$181,930	$233,468	$240,987	$447,185
TPO	215,696	475,588	1,339,271	2,607,610
Total reverse mortgage loan origination volume - new originations by channel	$397,626	$709,056	$1,580,258	$3,054,795

Home improvement loan origination volume
Total loan origination volume	$48,919	$94,461	$67,177	$115,080
Total loan origination volume - units	4,063	7,693	5,750	9,757
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

Revenue
In the table below is a summary of the components of our Retirement Solutions segment's total revenue for the periods indicated (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Gain (loss) on sale and other income from loans held for sale, net	$(2,265)	$(3,577)	$78	$78
Net origination gains:
Retail	17,693	24,311	14,179	33,490
TPO	25,884	53,408	123,436	283,978
Acquisition costs	(10,651)	(20,318)	(59,743)	(133,841)
Total net origination gains	32,926	57,401	77,872	183,627
Fee income	10,073	13,253	4,935	8,740
Net interest expense	—	—	—	(11)
Total revenues	$40,734	$67,077	$82,885	$192,434

For the three months ended June 30, 2023 versus the three months ended June 30, 2022
Total revenue decreased $42.2 million or 50.9% as a result of the following:
•Net origination gains decreased $44.9 million or 57.7% as a result of lower reverse mortgage loan origination volume during the three months ended June 30, 2023, primarily due to higher interest rates, which was partially offset by higher margins associated with the increase in volumes from the AAG retail platform. We originated $397.6 million of reverse mortgage loans during the three months ended June 30, 2023, a decrease of 74.8%, compared to $1.6 billion for the comparable 2022 period. During the three months ended June 30, 2023, the weighted average margin on reverse mortgage loan production was 8.28% compared to 4.93% during the comparable 2022 period.

For the six months ended June 30, 2023 versus the six months ended June 30, 2022
Total revenue decreased $125.4 million or 65.1% as a result of the following:
•Net origination gains decreased $126.2 million or 68.7% as a result of lower reverse mortgage loan origination volumes, partially offset by higher margins associated with the increase in volumes from the AAG retail platform during the six months ended June 30, 2023. We originated $0.7 billion of reverse mortgage loans for the six months ended June 30, 2023, a decrease of 76.8%, compared to $3.1 billion for the comparable 2022 period. During the six months ended June 30, 2023, the weighted average margin on production was 8.10% compared to 6.01% in 2022, an increase of 2.09% due to the increase in retail production mix associated with the onboarding of the AAG retail platform.

Expenses
In the table below is a summary of the components of our Retirement Solutions segment's total expenses for the periods indicated (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Salaries and bonuses	$24,575	$40,124	$25,657	$44,583
Other salary related expenses	1,737	3,916	3,101	9,442
Total salaries, benefits, and related expenses	26,312	44,040	28,758	54,025

Loan origination fees	2,530	3,822	1,984	4,756
Professional fees	1,905	3,196	1,860	2,281
Business development expenses	8,185	10,033	4,012	8,539
Other general and administrative expenses	18,868	31,803	13,345	27,255
Total general and administrative expenses	31,488	48,854	21,201	42,831

Occupancy, equipment rentals, and other office related expenses	967	1,397	484	1,014
Total expenses	$58,767	$94,291	$50,443	$97,870

For the three months ended June 30, 2023 versus the three months ended June 30, 2022
Total expenses increased $8.3 million or 16.5% as a result of the following:
•Total salaries, benefits, and related expenses decreased $2.4 million or 8.5% primarily due to lower production related compensation during the three month period ended June 30, 2023. This was partially offset by an increase in average headcount for the three months ended June 30, 2023 at 683 compared to 582 for the 2022 period related to the onboarding of the AAG platform.
•General and administrative expenses increased $10.3 million or 48.5% primarily due to an increase in business development expenses and other general and administrative expenses from the onboarded infrastructure of the AAG platform, an increase in marketing expenses associated with the AAG retail platform, and investments in future growth for the three months ended June 30, 2023 when compared to the 2022 period.

For the six months ended June 30, 2023 versus the six months ended June 30, 2022
Total expenses decreased $3.6 million or 3.7% as a result of the following:
•Total salaries, benefits, and related expenses decreased $10.0 million or 18.5% primarily due to a decrease in production related compensation and a decrease in average headcount, which was 524 for the six months ended June 30, 2023 compared to 571 for the 2022 period.
•General and administrative expenses increased $6.0 million or 14.1% primarily due to an increase in other general and administrative expenses from the onboarded infrastructure of the AAG platform and investments in future growth for the six months ended June 30, 2023 when compared to the 2022 period.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment results for the periods indicated (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Gain (loss) on sale and other income from loans held for sale, net	$(1,845)	$(12,903)	$(4,740)	$6,188
Net fair value gains (losses) on loans and related obligations	(126,059)	25,860	(72,249)	(175,034)
Fee income	2,978	8,441	1,198	55,723
Net interest expense	(20,906)	(43,432)	(18,772)	(34,448)
Total revenues	(145,832)	(22,034)	(94,563)	(147,571)
Total expenses	22,238	46,917	34,554	69,265
Other, net	—	—	37	64
NET LOSS BEFORE INCOME TAXES	$(168,070)	$(68,951)	$(129,080)	$(216,772)

Our Portfolio Management segment generates its revenues primarily from the sale and securitization of residential mortgages into the secondary market, fair value gains and losses on loans and MSR that we hold for investment, servicing fee income related to the MSR, and mortgage advisory fees earned on various investment and capital markets services we provide to our internal and external customers. The fair value gains and losses include the yield we recognize on the contractual interest income that is expected to be collected based on the stated interest rates of the loans and related liabilities and any contractual service fees earned while servicing these assets.
Net fair value gains and losses in our Portfolio Management segment include fair value adjustments related to the following assets and liabilities:
•Loans held for investment, subject to HMBS liabilities, at fair value
•Loans held for investment, subject to nonrecourse debt, at fair value
•Loans held for investment, at fair value
•Loans held for sale, at fair value(1)
•Derivative assets and liabilities
•HMBS liabilities, at fair value; and
•Nonrecourse debt, at fair value.
(1) Net fair value gains and losses in our Portfolio Management segment for loans held for sale only include fair value adjustments related to loans originated.

KEY METRICS
The following table provides a summary of the assets and liabilities under management by our Portfolio Management segment (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$37,857	$37,964
Restricted cash	265,542	177,814
Loans held for investment, subject to HMBS liabilities, at fair value	16,883,718	11,114,100
Loans held for investment, subject to nonrecourse debt, at fair value	7,928,414	7,454,638
Loans held for investment, at fair value	685,033	907,998
MSR, at fair value	9,456	95,096
Other assets, net	200,165	224,386
Total long-term investment assets	26,010,185	20,011,996

Loans held for sale, at fair value	53,500	173,984
Total earning assets	26,063,685	20,185,980

HMBS related obligations, at fair value	16,665,535	10,996,755
Nonrecourse debt, at fair value	7,796,545	7,343,177
Other financing lines of credit	1,072,113	1,327,633
Payables and other liabilities	132,909	82,177
Total financing of portfolio	25,667,102	19,749,742

Net carrying value of earning assets	$396,583	$436,238

The following table provides a summary of our Portfolio Management segment's key metrics (dollars in thousands):

	June 30, 2023	December 31, 2022
Reverse Mortgages
Loan count	92,035	62,879
Active unpaid principal balance	$24,044,375	$17,914,422
Due and payable	373,060	334,303
Foreclosure	550,759	489,261
Claims pending	130,723	103,408
Ending unpaid principal balance	$25,098,917	$18,841,394
Average unpaid principal balance	$273	$300
Weighted average coupon	6.76%	6.11%
Weighted average age (in months)	38	41
Percentage in foreclosure	2.2%	2.6%

MSR Portfolio
Loan count	4,021	27,037
Ending unpaid principal balance	$1,286,085	$8,602,338
Average unpaid principal balance	$320	$318
Weighted average coupon	3.66%	3.59%
Weighted average age (in months)	22	18
Weighted average FICO credit score	757	752
90+ day delinquency rate	0.4%	0.5%
Total prepayment speed	8.3%	6.5%

Commercial (Single Rental Loan ("SRL")/Portfolio/Fix & Flip ("F&F"))
Loan count	1,123	2,848
Ending unpaid principal balance	$238,021	$599,346
Average unpaid principal balance	$212	$210
Weighted average coupon	9.47%	8.43%
Weighted average loan age (in months)	16	8
SRL conditional prepayment rate	0.9%	0.9%
SRL non-performing (60+ days past due)	7.9%	1.0%
F&F single month mortality	8.3%	8.1%
F&F non-performing (60+ days past due)	11.1%	7.4%

Agricultural Loans
Loan count	23	60
Ending unpaid principal balance	$61,643	$123,108
Average unpaid principal balance	$2,680	$2,052
Weighted average coupon	7.08%	7.08%
Weighted average loan age (in months)	9	9

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Investment and Capital Markets
Number of structured deals	1	3	2	4
Structured deals (size in notes)	$513,597	$1,351,484	$859,576	$1,949,614
Number of whole-loan trades	—	23	9	24
Unpaid principal balance ("UPB") of whole-loan trades	$—	$255,728	$319,713	$638,437
Revenue
In the table below is a summary of the components of our Portfolio Management segment's total revenue for the periods indicated (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
REVENUES
Gain (loss) on sale and other income from loans held for sale, net	$(1,845)	$(12,903)	$(4,740)	$6,188
Net fair value gains (losses) on loans and related obligations:
Net fair value gains from portfolio activity	36,351	75,579	48,218	85,002
Net fair value losses from changes in market inputs or model assumptions	(162,410)	(49,719)	(120,467)	(260,036)
Total net fair value gains (losses) on loans and related obligations	(126,059)	25,860	(72,249)	(175,034)
Net interest expense	(20,906)	(43,432)	(18,772)	(34,448)
Fee income:
Servicing income (MSR)	951	1,957	(1,666)	48,502
Underwriting, advisory and valuation fees	—	—	296	789
Other fees	2,027	6,484	2,568	6,432
Total fee income	2,978	8,441	1,198	55,723
Total revenues	$(145,832)	$(22,034)	$(94,563)	$(147,571)
Principally all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains (losses) on loans and related obligations in the Condensed Consolidated Statements of Operations. However, for certain of our outstanding financing lines of credit, we have not elected the fair value option. Accordingly, interest expense is presented separately on our Condensed Consolidated Statements of Operations. Further, interest income on loans held for investment are reflected in net fair value gains (losses) on loans and related obligations in the Condensed Consolidated Statements of Operations, while the associated interest expense on the warehouse financing for loans held for investment is included as a component of net interest expense. We evaluate NIM for our outstanding investments through an evaluation of all components of interest income and interest expense.

The following table provides an analysis of all components of NIM for the periods indicated (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Interest income on commercial and reverse loans	$397,922	$698,968	$189,760	$353,454
Interest expense on HMBS and nonrecourse obligations	(301,016)	(504,066)	(124,603)	(231,246)
Net interest margin included in net fair value gains on mortgage loans(1)	96,906	194,902	65,157	122,208
Interest income on mortgage loans held for sale	3,200	4,670	1,515	2,562
Interest expense on warehouse lines of credit	(24,106)	(48,102)	(20,287)	(37,010)
Net interest expense	(20,906)	(43,432)	(18,772)	(34,448)
NET INTEREST MARGIN	$76,000	$151,470	$46,385	$87,760
(1) Net interest margin included in net fair value gains and losses on mortgage loans includes interest income and expense on all commercial and reverse loans and their related nonrecourse obligations. Interest income on mortgage loans and warehouse lines of credit are classified in net interest expense. See Note 2 - Summary of Significant Accounting Policies within the consolidated financial statements in the Company's Form 10-K filed with the SEC on March 16, 2023 for additional information on the Company’s accounting related to commercial and reverse mortgage loans.

Certain of our financial instruments are valued using a combination of a DCF model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments is recorded as a gain or loss in net fair value gains (losses) on loans and related obligations in the Condensed Consolidated Statements of Operations.

For the three months ended June 30, 2023 versus the three months ended June 30, 2022
Total revenue decreased $51.3 million as a result of the following:
•Net fair value losses from changes in market inputs or model assumptions decreased $41.9 million, or 34.8% due to fair value adjustments related predominantly to market discount rate assumptions on long-term assets and liabilities for the three months ended June 30, 2023 compared to the 2022 period. Additionally, fair value gains from portfolio activity decreased $11.9 million primarily as a result of lower net interest income on commercial loans for the three months ended June 30, 2023 compared to the 2022 period.
•Net interest expense increased $2.1 million, or 11.4% due primarily to a higher average cost of funds on our financing lines of credit as a result of higher average interest rates offset partially by lower average outstanding balances during the three months ended June 30, 2023 compared to the 2022 period.
•Fee income increased $1.8 million primarily related to fair market value losses on the MSR portfolio realized in the three months ended June 30, 2022.

For the six months ended June 30, 2023 versus the six months ended June 30, 2022
Total revenue increased $125.5 million as a result of the following:
•Gain (loss) on sale and other income from loans held for sale, net, decreased $19.1 million, primarily due to changes in fair value on commercial loans sold during the six months ended June 30, 2023, compared to the 2022 period due to market volatility and widening spreads.
•Net fair value losses from changes in market inputs or model assumptions decreased $210.3 million due to lower total fair value adjustments related predominantly to market discount rate assumptions on long-term assets and liabilities for the six months ended June 30, 2023 compared to the 2022 period. These lower fair value losses were partially offset by a $9.4 million decrease in fair value gains from normal portfolio activity, primarily as a result of lower net interest income on commercial loans for the six months ended June 30, 2023 compared to the 2022 period.

•Net interest expense increased $9.0 million due primarily to a higher average cost of funds on our financing lines of credit as a result of higher average interest rates partially offset by lower average balances during the six months ended June 30, 2023 compared to the 2022 period.
•Fee income decreased $47.3 million primarily related to lower service fee income and lower fair market value gains on the mortgage servicing rights ("MSR") portfolio due to a much lower MSR balance for the six months ended June 30, 2023.

Expenses
In the table below is a summary of the components of our Portfolio Management segment's total expenses for the periods indicated (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Salaries and bonuses	$4,612	$12,069	$10,962	$21,685
Other salary related expenses	920	1,587	942	2,033
Total salaries, benefits, and related expenses	5,532	13,656	11,904	23,718

Securitization expenses	5,287	7,597	6,245	13,039
Servicing related expenses	8,638	15,274	12,371	18,325
Other general and administrative expenses	2,639	10,102	3,843	13,794
Total general and administrative expenses	16,564	32,973	22,459	45,158

Occupancy, equipment rentals, and other office related expenses	142	288	191	389
Total expenses	$22,238	$46,917	$34,554	$69,265

For the three months ended June 30, 2023 versus the three months ended June 30, 2022
Total expenses decreased $12.3 million or 35.6% as a result of the following:
•Salaries, benefits, and related expenses decreased $6.4 million or 53.5% as a result of lower average headcount during the three months ended June 30, 2023 compared to the 2022 period. Average headcount for the three months ended June 30, 2023 was 73 compared to 122 for the 2022 period.
•General and administrative expenses decreased $5.9 million or 26.2% primarily due to a decrease in servicing related fees as a result of smaller size of MSR portfolio during the three months ended June 30, 2023 compared to the 2022 period.

For the six months ended June 30, 2023 versus the six months ended June 30, 2022
Total expenses decreased $22.3 million or 32.3% as a result of the following:
•Salaries, benefits, and related expenses decreased $10.1 million or 42.4% primarily due to a decrease in average headcount during the first six months of 2023 compared to 2022. Average headcount was 76 for the six months ended June 30, 2023 and 123 for the comparable 2022 period.
•General and administrative expenses decreased $12.2 million or 27.0% primarily due to a decrease in fees related to the securitization of assets into nonrecourse securitizations as a result of fewer transactions during the six months ended June 30, 2023 compared to the 2022 period.

Corporate and Other
Our Corporate and Other segment consists of our corporate services groups and Incenter Solutions LLC, which provides fulfillment services to operating segments of the Company. These groups support our operating segments, and the cost of services directly supporting the operating segments are allocated to those operating segments on a cost of service basis. Enterprise-focused Corporate and Other expenses that are not incurred in direct support of the operating segments are kept unallocated within our Corporate and Other segment.
The following table summarizes our Corporate and Other segment's results for the periods indicated (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Fee income	$2,045	$4,998	$8,240	$17,279
Net interest expense	(7,628)	(14,567)	(6,644)	(13,253)
Total revenues	(5,583)	(9,569)	1,596	4,026
Total expenses	30,216	59,090	38,758	80,848
Other, net	(1,965)	(1,060)	13,923	13,771
NET LOSS BEFORE INCOME TAXES	$(37,764)	$(69,719)	$(23,239)	$(63,051)

In the table below is a summary of the components of our Corporate and Other segment's total expenses for the periods indicated (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Salaries and bonuses	$20,961	$43,147	$38,578	$79,798
Other salary related expenses	4,718	8,651	5,060	9,307
Shared services - payroll allocations	(6,425)	(17,582)	(25,436)	(48,822)
Total salaries, benefits, and related expenses	19,254	34,216	18,202	40,283

Communication and data processing	5,444	11,598	5,013	9,704
Professional fees	2,213	4,405	6,606	15,189
Other general and administrative expenses	2,099	7,084	9,575	18,432
Shared services - general and administrative allocations	(239)	(990)	(1,663)	(5,246)
Total general and administrative expenses	9,517	22,097	19,531	38,079

Occupancy, equipment rentals, and other office related expenses	1,445	2,777	1,025	2,486
Total expenses	$30,216	$59,090	$38,758	$80,848

For the three months ended June 30, 2023 versus the three months ended June 30, 2022
Total revenue decreased $7.2 million as a result of the following:
•Fee income decreased $6.2 million primarily related to the decline in services provided by the Company's operational fulfillment services team.
Total expenses decreased $8.5 million or 22.0% as a result of the following:
•Salaries, benefits, and related expenses, net of allocations, increased $1.1 million or 5.8%, primarily due to a decrease in shared services allocations during the three months ended June 30, 2023. Salaries and bonuses declined $17.6 million, or 45.7% in the three months ended June 30, 2023 compared to the 2022 period as the Company focused on cost-cutting initiatives related to the restructuring of the Company's strategic vision. Compared to 2022, average headcount declined by 63.9%, from 1,696 for the three months ended

June 30, 2022 to 612 for the three months ended June 30, 2023. The decrease in average headcount was primarily related to groups supporting our operating segments.
•General and administrative expenses, net of shared services allocations, decreased $10.0 million or 51.3%, due to a $4.4 million decrease in professional fees and a $7.5 million decrease in other general and administrative expenses. These reductions are due to general cost-cutting measures associated with the restructuring of the business.

For the six months ended June 30, 2023 versus the six months ended June 30, 2022
Total revenue decreased $13.6 million as a result of the following:
•Fee income decreased $12.3 million primarily related to the decline in services provided by the Company's operational fulfillment services team.
Total expenses decreased $21.8 million or 26.9% as a result of the following:
•Salaries, benefits, and related expenses, net of allocations, decreased $6.1 million or 15.1%, primarily due to a decrease in salaries and bonuses of $36.7 million, or 45.9% for the six months ended June 30, 2023 compared to the 2022 period as the Company focused on cost-cutting initiatives related to the restructuring of the Company’s strategic vision. Compared to 2022, average headcount declined by 58.2% from 1,686 for the six months ended June 30, 2022 to 704 for the six months ended June 30, 2023. The decrease in average headcount was primarily related to groups supporting our operating segments. These reductions were partially offset by a decrease in shared services allocations due to the exclusion of discontinued operations in 2023.
•General and administrative expenses, net of shared services allocations, decreased $16.0 million or 42.0%, due to a $10.8 million decrease in professional fees and a $11.3 million decrease in other general and administrative expenses. These reductions are due to general cost-cutting measures associated with the restructuring of the business.

NON-GAAP FINANCIAL MEASURES
The Company’s management evaluates performance of the Company through the use of certain non-GAAP financial measures, including Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) per Share.
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
These non-GAAP financial measures should not be considered as an alternative to net income (loss), operating cash flows, or any other performance measures determined in accordance with GAAP. Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) per Share have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of these metrics are: (i) cash expenditures for future contractual commitments; (ii) cash requirements for working capital needs; (iii) cash requirements for certain tax payments; and (iv) all non-cash income/expense items.
Because of these limitations, Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) per Share should not be considered as measures of discretionary cash available to us to invest in the growth of our business or distribute to shareholders. We compensate for these limitations by relying primarily on our GAAP results and using our non-GAAP financial measures only as a supplement. Users of our condensed consolidated financial statements are cautioned not to place undue reliance on our non-GAAP financial measures.

Adjusted Net Income (Loss)
We define Adjusted Net Income (Loss) as consolidated net loss from continuing operations adjusted for:
1.Changes in fair value of loans and securities held for investment and related obligations due to assumption changes, deferred purchase price obligations (including earnouts and Tax Receivable Agreement ("TRA") obligations), warrant liability, and minority investments
2.Amortization of intangible assets
3.Equity-based compensation
4.Certain non-recurring costs
5.Pro-forma income tax provision adjustments to apply the combined corporate statutory tax rates to adjusted consolidated pre-tax income (loss) from continuing operations.
Management considers Adjusted Net Income (Loss) important in evaluating our Company as a whole. This supplemental metric is utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted Net Income (Loss) is not a presentation made in accordance with GAAP, and our definition and use of this measure may vary from other companies in our industry.
Adjusted Net Income (Loss) provides visibility to the underlying operating performance by excluding the impact of certain items that management does not believe are representative of our core earnings. Adjusted Net Income (Loss) may also include other adjustments, as applicable based upon facts and circumstances, consistent with our intent of providing a supplemental means of evaluating our operating performance.
Adjusted EBITDA
We define Adjusted EBITDA as net loss from continuing operations adjusted for:
1.Taxes
2.Interest on non-funding debt
3.Depreciation
4.Change in fair value of loans and securities held for investment and related obligations due to assumption changes, deferred purchase price obligations (including earnouts and TRA obligations), warrant liability, and minority investments
5.Amortization of intangible assets
6.Equity-based compensation
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
Adjusted Diluted Earnings (Loss) Per Share
We define Adjusted Diluted Earnings (Loss) Per Share as Adjusted Net Income (Loss) (defined above) divided by the weighted average diluted shares, which includes issued and outstanding Class A Common Stock plus the Class A LLC Units owned by the noncontrolling interest on an if-converted basis and other dilutive shares.

Analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted Diluted Earnings (Loss) Per Share is not a presentation made in accordance with GAAP, and our definition and use of this measure may vary from other companies in our industry.
The following table provides a reconciliation of net loss from continuing operations to Adjusted Net Income (Loss) and Adjusted EBITDA (in thousands, except for share data):
Reconciliation to GAAP

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Reconciliation of Net Loss from Continuing Operations to Adjusted Net Income (Loss) and Adjusted EBITDA
Net loss from continuing operations	$(220,624)	$(165,142)	$(117,638)	$(172,084)
Add back: Benefit for income taxes	3,215	683	2,201	9,923
Net loss from continuing operations before taxes	(223,839)	(165,825)	(119,839)	(182,007)
Adjustments for:
Changes in fair value(1)	171,146	77,126	110,792	206,565
Amortization of intangible assets(2)	9,297	18,594	9,326	18,652
Equity-based compensation(3)	3,391	6,998	4,459	10,321
Certain non-recurring costs(4)	3,781	6,114	5,286	8,512
Adjusted Net Income (Loss) before taxes	(36,224)	(56,993)	10,024	62,043
Benefit (provision) for income taxes(5)	9,739	15,324	(3,517)	(18,160)
Adjusted Net Income (Loss)	(26,485)	(41,669)	6,507	43,883
Provision (benefit) for income taxes(5)	(9,739)	(15,324)	3,517	18,160
Depreciation	3,075	3,882	948	1,862
Interest expense on non-funding debt	7,628	15,185	6,738	13,441
Adjusted EBITDA	$(25,521)	$(37,926)	$17,710	$77,346

GAAP PER SHARE MEASURES
Net loss from continuing operations attributable to controlling interest	$(79,619)	$(60,892)	$(21,217)	$(34,460)
Basic weighted average shares outstanding	87,409,861	75,777,975	62,379,041	61,580,900
Basic Net Loss per Share from Continuing Operations	$(0.91)	$(0.80)	$(0.34)	$(0.56)
If-converted method net loss from continuing operations	$(79,619)	$(60,892)	$(91,705)	$(137,839)
Diluted weighted average shares outstanding	87,409,861	75,777,975	187,818,225	188,629,076
Diluted Net Loss per Share from Continuing Operations	$(0.91)	$(0.80)	$(0.49)	$(0.73)

NON-GAAP PER SHARE MEASURES
Adjusted net income (loss)	$(26,485)	$(41,669)	$6,507	$43,883
Diluted weighted average shares outstanding	228,997,995	208,700,162	187,818,225	188,629,076
Adjusted Diluted Earnings (Loss) per Share	$(0.12)	$(0.20)	$0.03	$0.23
(1) Changes in Fair Value - The adjustment for changes in fair value includes changes in fair value of loans and securities held for investment and related liabilities, deferred purchase price obligations, contingent earnout, warrant liability, and minority investments.
Changes in fair value of loans and securities held for investment and related liabilities due to assumption changes - This adjustment relates to changes in the significant market or model input components of the fair value for loans and securities and related obligations, which are held for investment. We include an adjustment for the significant market or model input components of the change in fair value because, while based on real observable and/or predicted changes in drivers of the valuation of assets, they may be mismatched in any given period with the actual change in the underlying economics or when they will be realized in actual cash flows. We do not record this change as a separate component in our financial records, but have generated this information based on modeling and certain assumptions. Changes in fair value of loans and securities held for investment and related obligations include changes in fair value and related hedge gains and losses for the following MSR, loans held for investment, and related liabilities:
1.Reverse mortgage loans held for investment, subject to HMBS related obligations, at fair value;
2.Mortgage loans held for investment, subject to nonrecourse debt, at fair value;
3.Mortgage loans held for investment, at fair value;
4.Debt securities, at fair value;
5.MSR, at fair value;
6.HMBS related obligations, at fair value; and
7.Nonrecourse debt, at fair value.
The adjustment for changes in fair value of loans and securities held for investment and related obligations due to assumption changes is calculated based on changes in fair value associated with the above assets and liabilities calculated in accordance with GAAP, excluding the period-to-date estimated impact of the change in fair value attributable to current period additions and the change in fair value attributable to portfolio run-off, net of hedge gains and losses, and any securitization expenses incurred in securitizing our mortgage loans held for investment, subject to nonrecourse debt. This adjustment represents changes in accounting estimates that are measured in accordance with U.S. GAAP. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices, or discrete events affecting specific borrowers, and such differences could be material. Accordingly, this number should be understood as an estimate and the actual adjustment could vary if our modeling is incorrect.
Change in Fair Value of Deferred Purchase Price Obligations - We are obligated to pay contingent consideration to sellers of acquired businesses based on future performance of acquired businesses (Earnouts) as well as realization of tax benefits from the Business Combination and subsequent exchanges of Class A LLC units into Class A Common Stock (TRA Obligation). Change in fair value of deferred purchase price obligations represents impacts to revenue or expense due to changes in the estimated fair value of expected payouts as a result of changes in various assumptions, including future performance, timing and realization of tax benefits, and discount rates.
Change in Fair Value of Contingent Earnout - We are entitled to receive certain contingent consideration from the buyers of our disposed businesses based on future performance of those businesses. Change in fair value of contingent earnout represents impacts to revenue or expense due to changes in the estimated fair value of expected payouts as a result of changes in various assumptions, including future performance and discount rates.
Change in Fair Value of Minority Investments - The adjustment to minority equity investments and debt investments is based on the change in fair value, which is an item that management believes should be excluded when discussing our ongoing and future operations. Although the change in fair value of minority equity investments and debt investments is a recurring part of our business, we believe the adjustment is appropriate as the fair value fluctuations from period to period may make it difficult to analyze core-operating trends.
Change in Fair Value of the Warrant Liability - The adjustment to the warrant liability is based on the change in fair value, which is an item that management believes should be excluded when discussing our ongoing and future operations. Although the change in fair value of the warrant liability is a recurring part of our business, the change in fair value is unrealized, and we believe the adjustment is appropriate as the fair value fluctuations from period to period may make it difficult to analyze core-operating trends.
(2) Amortization of intangible assets - includes amortization of intangibles recognized from various business combinations.

(3) Equity-based compensation - Funded 85% by the non-controlling shareholders.
(4) Certain non-recurring costs - This adjustment relates to various one-time expenses and adjustments that management believes should be excluded as these do not relate to a recurring part of the core business operations. These items include certain one-time charges including amounts recognized for settlement of legal and regulatory matters, acquisition or divestiture related expenses, and other one-time charges.
(5) Provision for income taxes - We applied an effective combined corporate tax rate to adjusted consolidated pre-tax income (loss) for the respective period to determine the tax effect of adjusted consolidated net income (loss).

Liquidity and Capital Resources
Impact of the Business Combination
FoA is a holding company and has no material assets other than its direct and indirect ownership of Class A LLC Units. FoA has no independent means of generating revenue. FoA Equity may make distributions to its holders of Class A LLC Units, including FoA and the Equity Capital Unitholders, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRA, and dividends, if any, declared by it. Deterioration in the financial condition, earnings, or cash flow of FoA Equity and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, the terms of our financing arrangements, including financing lines of credit and senior notes, contain covenants that may restrict FoA Equity and its subsidiaries from paying such distributions, subject to certain exceptions. In addition, some of our subsidiaries are subject to various regulatory capital and minimum net worth requirements as a result of their mortgage origination and servicing activities. Further, FoA Equity is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FoA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FoA Equity are generally subject to similar legal limitations on their ability to make distributions to FoA Equity.
Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution.
TRA
In connection with the Business Combination, concurrently with the Closing, the Company entered into the TRA with certain owners of FoA Equity prior to the Business Combination (the "TRA Parties"). The TRA generally provides for payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of units in connection with or following the Business Combination and certain distributions with respect to units, (ii) the Company’s utilization of certain tax attributes attributable to Blocker Shareholders, and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to making payments under the TRA. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state, and local tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits.
The payments that FoA may make under the TRA are expected to be substantial. The payments under the TRA are not conditioned upon continued ownership of FoA or FoA Equity by the Continuing Unitholders.

The Company accounts for the effects of these increases in tax basis and associated payments under the TRA arising from exchanges in connection with the Business Combination as follows:
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
The Company records obligations under the TRA resulting from exchanges subsequent to the Business Combination, as they occur, at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in capital. If the Company determines that it is no longer probable that a related contingent payment will be required based on expected future cash flows, a reversal of the liability will be recorded through earnings. During the year ended December 31, 2022, the Company determined that the contingent payment was no longer probable of occurring, which was consistent with the Company’s need to record the associated valuation allowance against the deferred tax assets (for more information regarding the valuation allowance see Note 19 - Income Taxes) and recorded an adjustment through other, net, to release the previously estimated contingent TRA liabilities.
As of June 30, 2023 and December 31, 2022, the Company had a liability of $1.1 million and $3.8 million, respectively, which is included in deferred purchase price liabilities within payables and other liabilities in the Condensed Consolidated Statements of Financial Condition.
Sources and Uses of Cash
Our primary sources of funds for liquidity include: (i) payments received from the sale or securitization of loans; (ii) payments from the liquidation or securitization of our outstanding participating interests in loans; and (iii) advances on warehouse facilities, other secured borrowings, and the unsecured senior notes.
Our primary uses of funds for liquidity include: (i) funding of borrower advances and draws on outstanding loans; (ii) originations of loans; (iii) payment of operating expenses; (iv) repayment of borrowings and repurchases or redemptions of outstanding indebtedness, and (v) distributions to shareholders for the estimated taxes on pass-through taxable income.
Our cash flow from operating activities when combined with net proceeds from our portfolio financing activities, as well as capacity through existing facilities, provide adequate resources to fund our anticipated ongoing cash requirements. We rely on these facilities to fund operating activities. As the facilities mature, we anticipate renewal of these facilities will be achieved. Future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities, and, if necessary, future access to capital markets. We continue to optimize the use of balance sheet cash to avoid unnecessary interest-carrying costs.
Cash Flows
The following table presents net cash provided by (used in) operating activities, investing activities and financing activities (in thousands) for the six months ended June 30, 2023 and the comparable 2022 period:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Net cash provided by (used in):
Operating activities	$115,682	$754,660
Investing activities	(46,320)	(1,225,918)
Financing activities	1,095	581,605
Our cash increased by $70.5 million for the six months ended June 30, 2023 compared to an increase of $110.2 million during the comparable period in 2022.

Operating Cash Flow
Net cash provided by operating activities totaled $115.7 million for the six months ended June 30, 2023 and $754.7 million for the comparable period in 2022.
Cash flows from operating activities decreased by $639.0 million for the six months ended June 30, 2023 compared to the corresponding 2022 period. The decrease was primarily attributable to a $649.5 million decrease in proceeds from the sale of loans held for sale, net of cash used for originations.
Investing Cash Flow
Net cash used in investing activities totaled $46.3 million for the six months ended June 30, 2023 and $1,225.9 million for the comparable period in 2022.
The decrease of $1,179.6 million in cash used in our investing activities during the six months ended June 30, 2023 compared to the 2022 period was primarily attributable to a $1,816.3 million decrease in cash used for purchases and originations of loans held for investment, net of proceeds/payments. This was partially offset by a $410.7 million decrease in proceeds/payments on loans held for investment subject to nonrecourse debt, net of cash used for originations, a $140.9 million cash outlay for the AAG Transaction, and a $107.7 million decrease in proceeds on sale of mortgage servicing rights..
Financing Cash Flow
Net cash provided by financing activities totaled $1.1 million for the six months ended June 30, 2023 and $581.6 million for the comparable period in 2022.
The decrease of $580.5 million in cash provided by our financing activities during the six months ended June 30, 2023 compared to the 2022 period was primarily drive by a $538.3 million decrease in proceeds from issuance of nonrecourse debt, net of payments, and a $460.6 million decrease in proceeds from the securitizations of loans, subject to HMBS related obligations, net of payments, partially offset by a $370.9 million decrease in payments on other financing lines of credit, net of proceeds, and by a $30.0 million issuance of Class A Common Stock.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratio requirements, and profitability requirements. These covenants are measured at our holding company subsidiary or our operating subsidiaries. The Company was in compliance with or obtained waivers or amendments to the terms of financial covenants as of June 30, 2023.
Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio, and liquidity requirements established by FHA for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to our operating subsidiaries, FAR and FAM, which are licensed sellers/servicers of the respective government sponsored entities ("GSE"). As of June 30, 2023, FAM was not in compliance with the Fannie Mae lender adjusted tangible net worth quarterly and two consecutive quarter requirements. In connection with the discontinued operations of the Company’s previously reported Mortgage Originations segment, FAM voluntarily surrendered its Fannie Mae selling approval effective June 30, 2023 and further, FAM has agreed with Fannie Mae to surrender its Fannie Mae servicing approval once the transfer of servicing of FAM's last Fannie Mae mortgage loans has been completed, which is expected in the fourth quarter of 2023. As of June 30, 2023 and December 31, 2022, we were in compliance with or had received waivers for all of the other seller/servicer financial requirements for FHA and Ginnie Mae. For additional information see Note 21 - Liquidity and Capital Requirements within the condensed consolidated financial statements.
Minimum Net Worth
The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:
•Base of $2.5 million plus 25 basis points of outstanding UPB for total loans serviced.
•Tangible Net Worth comprises of total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.

The minimum net worth requirement for Ginnie Mae is defined as follows:
•The sum of (i) base of $2.5 million plus 35 basis points of the issuer’s total single-family effective outstanding obligations, and (ii) base of $5.0 million plus 1% of the total effective HMBS outstanding obligations.
•Tangible Net Worth is defined as total equity less goodwill, intangible assets, affiliate receivables, and certain pledged assets. Effective for the fiscal year 2020, under the Ginnie Mae MBS Guide, the issuers will no longer be permitted to include deferred tax assets when computing the minimum net worth requirement.
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
•Allowable assets for liquidity may include cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSE, U.S. Treasury Obligations); and unused/available portion of committed servicing advance lines.
The minimum liquidity requirement for Ginnie Mae is defined as follows:
•Maintain liquid assets equal to the greater of $1.0 million or 10 basis points of our outstanding single-family MBS.
•Maintain liquid assets equal to at least 20% of our net worth requirement for HECM MBS.
Liquidity
During the first half of 2023, the operating results of the Company were negatively impacted by macroeconomic factors including persistent high inflation and increased market interest rates. These factors significantly reduced customer demand and compressed margins. The Company also observed significantly widened market spreads for assets that we hold for investment at fair value, which combined with higher interest rates, resulted in negative fair value adjustments. As a result, for the six months ended June 30, 2023, the Company generated net losses of $165.1 million from its continuing operations largely due to these noncash fair value adjustments. Cash flows have also been negatively affected by the above factors and the discontinuation of our previously reported mortgage originations, commercial originations, and lender services businesses. As of June 30, 2023, the Company had total equity of $274 million, net of an accumulated deficit of $710 million.
In light of the conditions noted above, Management has extended the maturity date of its revolving working capital lines of credit to November 30, 2024, and has taken the actions described in Note 4 - Discontinued Operations and Note 3 - Acquisitions.
The Company was not in compliance with certain financial covenants with its warehouse lending facilities as of December 31, 2022, March 31, 2023 and June 30, 2023. Subsequent to each measurement date, the Company obtained financial covenant waivers, amended such financial covenants, or paid off the respective lines of credit, as needed. The Company expects to operate within the amended requirements of its warehouse lending facilities and the associated financial covenants and to continue to renew its warehouse lending facilities in the normal course of its operations at terms consistent with its operating needs.
The Company believes its actions, as described in the prior paragraphs, combined with the Company’s operating results will provide sufficient liquidity for the Company to meet its financial obligations and covenants over at least the twelve-month and a day period from the date the condensed consolidated financial statements are issued.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of June 30, 2023, our debt obligations were approximately $25.9 billion. This summary does not restate the terms of our outstanding indebtedness in their entirety, nor does it describe all of the material terms of our indebtedness.
Warehouse Lines of Credit
Mortgage facility
As of June 30, 2023, we had $14.0 million in a warehouse line of credit capacity collateralized by first lien mortgages with $3.8 million aggregate principal amount drawn through one funding facility arrangement with one active lender. This facility is structured as a master repurchase agreement under which ownership of the related eligible loans is temporarily transferred to the lender.
When we draw on this facility, we generally must transfer and pledge eligible loans to the lender and comply with various financial and other covenants. The facility expires in October 2023. Under the facility, loans are generally transferred at an advance rate less than the principal balance or fair value of the loans (the "haircut"), which serves as the primary credit enhancement for the lender. Our one warehouse line of credit is guaranteed by Finance of America Holdings LLC ("FAH"), a consolidated subsidiary of FoA Equity and the parent holding company to the mortgage business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the facility ranges from 45% to 70% of the market value or principal balance of the loans. The interest rate on the outstanding facility is the Bloomberg Short-Term Bank Yield Index ("BSBY"), plus applicable margin.
The following table presents additional information about our warehouse facility as of June 30, 2023 (in thousands):

Mortgage Warehouse Facility	Maturity Date	Total Capacity	June 30, 2023
Uncommitted	October 2023	$14,000	$3,757
Reverse mortgage facilities
As of June 30, 2023, we had $1.1 billion in warehouse lines of credit capacity collateralized by first lien mortgages with a $0.5 billion aggregate principal amount drawn through six funding facility arrangements with six active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these warehouse lines of credit, we generally must transfer and pledge eligible loans, and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2023 and 2024. Under our facilities, loans are generally transferred at a haircut which serves as the primary credit enhancement for the lender. Four of our warehouse lines of credit are guaranteed by FAH, a consolidated subsidiary of the Company and the parent holding company to the reverse mortgage business. Since the advances to us are generally for less than the acquisition cost of the loans, we are required to use working capital to fund the remaining portion of the funding required for the loan. The amount of the advance that is provided under the various facilities ranges from 30% to 100% of the market value of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is the BSBY or Secured Overnight Financing Rate ("SOFR"), plus applicable margin.

The following table presents additional information about our warehouse facilities as of June 30, 2023 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	June 30, 2023
Committed	April 2024 - June 2024	$275,000	$111,116
Uncommitted	July 2023 - November 2023	810,000	396,364
Total reverse warehouse facilities		$1,085,000	$507,480
Commercial loan facilities
As of June 30, 2023, we had $51.0 million in warehouse lines of credit capacity collateralized by first lien mortgages with a $12.1 million aggregate principal amount drawn through two funding facility arrangements with two active lenders. These facilities are either structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender as loan and security agreements pursuant to which the related eligible assets are pledged as collateral for the loan from the related lender or are collateralized by first lien loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we must transfer and pledge eligible loan collateral and comply with various financial and other covenants. The facilities expire at various times during 2023. Under our facilities, loans are generally transferred at a haircut, which serves as the primary credit enhancement for the lender. Both of our warehouse lines of credit are guaranteed by FAH, a consolidated subsidiary of the Company and the parent holding company to the commercial lending business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities generally ranges from 70% to 90% of the principal balance of the loans. The interest rate on all outstanding facilities is SOFR or BSBY, plus applicable margin.
The following table presents additional information about our warehouse facilities as of June 30, 2023 (in thousands):

Commercial Warehouse Facilities	Maturity Date	Total Capacity	June 30, 2023
Committed	July 2023	$50,000	$11,208
Uncommitted	October 2023	1,000	884
Total commercial warehouse facilities		$51,000	$12,092
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
Interest is generally payable at the time the loan is settled off the line or monthly in arrears and the principal is payable upon receipt of loan sale proceeds or transfer of a loan to another line of credit. The facilities may also require the outstanding principal to be repaid if a loan remains on the line longer than a contractual period of time, which ranges from 45 to 365 calendar days.
Interest on our warehouse facilities vary by facility and may depend on the type of asset that is being financed. The interest rate on all outstanding facilities is SOFR or BSBY, plus a spread.
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
In the event we fail to comply with the covenants contained in any of our warehouse lines of credit, or otherwise were to default under the terms of such agreements, we may be restricted from paying dividends, reducing or retiring our equity interests, making investments, or incurring more debt.
Other Secured Lines of Credit
As of June 30, 2023, we collectively had $0.6 billion in additional secured facilities with $0.5 billion aggregate principal amount drawn through credit agreements or master repurchase agreements with eight funding facility arrangements and six active lenders. These facilities are secured by, among other things, eligible asset-backed securities, home improvement loans, MSR, and HECM tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under our facilities, we generally transfer the assets at a haircut which serves as the primary credit enhancement for the lender. Six of these facilities are guaranteed by FAH, a consolidated subsidiary of the Company.
The following table presents additional information about our other financing lines of credit as of June 30, 2023 (in thousands):

Other Financing Lines of Credit	Maturity Date	Total Capacity	June 30, 2023
Committed	September 2023 - October 2027	$616,550	$548,784
We pay certain up-front and ongoing fees based on our utilization with respect to many of these facilities. We pay commitment fees based upon the limit of the facility and unused fees are paid if utilization falls below a certain amount.
Interest is payable either at the time the loan or securities are settled off the line or monthly in arrears, and principal is payable upon receipt of asset sale proceeds, principal distributions on the underlying pledged securities or transfer of assets to another line of credit, and upon the maturity of the facility.
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with or has received waivers for all financial covenants as of June 30, 2023.
HMBS related obligations
FAR is an approved issuer of HMBS securities that are guaranteed by Ginnie Mae and collateralized by participation interests in HECM insured by the FHA. We originate HECM insured by the FHA. Participations in the HECM are pooled into HMBS securities which are sold into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the accounting definition of a participating interest because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk, and incidental credit risk due to the buyout of HECM assets as discussed below. As a result, the transfers of the HECM do not qualify for sale accounting, and we, therefore, account for these transfers as financings. Holders of participating interests in the HMBS have no recourse against assets other than the underlying HECM loans, remittances, or collateral on those loans while they are in the securitization pools, except for standard representations and warranties and our contractual obligation to service the HECM and the HMBS.
Remittances received on the reverse loans, if any, and proceeds received from the sale of real estate owned, and our funds used to repurchase reverse loans are used to reduce the HMBS related obligations by making payments to the securitization pools, which then remit the payments to the beneficial interest holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned and events of default as stipulated in the reverse loan agreements with borrowers. As an HMBS issuer, FAR assumes certain obligations related to each security it issues. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once they reach certain limits set at loan origination for the maximum UPB allowed. Performing repurchased loans are generally conveyed to the Department of Housing and Urban Development, and nonperforming repurchased loans are generally liquidated in accordance with program requirements.
As of June 30, 2023, we had HMBS-related borrowings of $16.7 billion and HECM pledged as collateral to the pools of $16.9 billion, both carried at fair value.
Additionally, as the servicer of reverse mortgage loans, we are obligated to fund additional borrowing capacity primarily in the form of undrawn lines of credit on floating rate reverse mortgage loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization. The additional borrowings are generally securitized within 30 days after funding. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include reverse mortgage loans that were previously repurchased out of a HMBS pool, which are referred to as HECM Buyouts, fix & flip securitized loans, securitized agricultural loans, and non-agency reverse mortgages. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the Condensed Consolidated Statements of Financial Condition as loans held for investment, subject to nonrecourse debt, at fair value, and nonrecourse debt, at fair value. As of June 30, 2023, we had nonrecourse debt-related borrowings of $7.8 billion.
Notes Payable
Senior unsecured notes
On November 5, 2020, Finance of America Funding LLC ("FOAF"), a consolidated subsidiary of the Company, issued $350 million aggregate principal amount of senior unsecured notes due November 15, 2025 (the "Notes"). The Notes bear interest at a rate of 7.875% per year, payable semi-annually in arrears on May 15 and November 15 beginning on May 15, 2021. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by FoA and each of FoA’s material existing and future consolidated domestic subsidiaries (other than FOAF and subsidiaries that cannot guarantee the Notes for tax, contractual or regulatory reasons).
In accordance with the agreement, FOAF may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium as of the redemption date under the terms of the indenture and accrued and unpaid interest. The redemption price during each of the twelve-month periods following November 15, 2022, November 15, 2023 and at any time after November 15, 2024 is 103.938%, 101.969% and 100%, respectively, of the principal amount plus accrued and unpaid interest thereon. Upon the occurrence of a change of control, the holders of the Notes will have the right to require FOAF to make an offer to repurchase each holder’s Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. FOAF has not redeemed any of the Notes since they were issued in November 2020.

The Notes contain covenants limiting, among other things, FOAF and its restricted subsidiaries’ ability to incur certain types of additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of FOAF’s assets. These incurrence-based covenants are subject to important exceptions and qualifications (including any relevant exceptions for the Business Combination). Many of these covenants will cease to apply with respect to the Notes during any time that the Notes have investment grade ratings from either Moody’s Investors Service, Inc. or Fitch Ratings Inc. and no default with respect to the Notes has occurred and is continuing. The Company was in compliance with all required covenants related to the Notes as of June 30, 2023.
FoA’s existing owners or their affiliated entities, including Blackstone and Brian L. Libman, FoA’s founder and chairman, purchased notes in the offering in an aggregate principal amount of $135.0 million.
Related-party notes
The Company had two Revolving Working Capital Promissory Note Agreements (the "Working Capital Promissory Notes") outstanding with BTO Urban Holdings and Libman Family Holdings, LLC, a Delaware limited liability company which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 6.5% per annum and mature in May 2024. The Working Capital Promissory Notes were amended subsequent to the balance sheet date. Refer to Note 25 - Subsequent Events within the condensed consolidated financial statements for additional information.

Contractual Obligations and Commitments
The following table provides a summary of obligations and commitments outstanding as of June 30, 2023 (in thousands).

	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Warehouse lines of credit	$523,329	$523,329	$—	$—	$—
MSR line of credit	69,231	—	—	69,231	—
Other secured lines of credit	479,553	93,003	—	—	386,550
Nonrecourse debt	8,478,842	913,044	3,298,971	1,479,604	2,787,223
Notes payable	411,784	—	411,784	—	—
Operating leases	44,464,434	3,116,919	10,379,362	9,239,143	21,729,010
Total	$54,427,173	$4,646,295	$14,090,117	$10,787,978	$24,902,783
In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans in the Condensed Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $16.2 billion as of June 30, 2023.
The TRA that was entered into in connection with the Business Combination will require payments to be made that may be significant and are not reflected in the contractual obligations tables set forth above.
CRITICAL ACCOUNTING POLICIES
For a description of our critical accounting policies, see the Form 10-K, filed with the SEC on March 16, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, we are not required to provide information for this item.

Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, and the information described above in this Item 4, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 17 - Litigation in our condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Item 1A. Risk Factors” included in the Form 10-K.
In addition to the other information included in this Report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” included in the Form 10-K, as well as the factors identified under “Cautionary Note Regarding Forward-Looking Statements” at the beginning of Part I, Item 1 of this Quarterly Report and as may be updated in subsequent filings with the SEC, which could materially affect the Company’s business, financial condition or future results. The risks described in the Form 10-K and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.
Amendments to Promissory Notes
On August 8, 2023, Finance of America Equity Capital LLC (“FoA Equity”) entered into amendments to its revolving working capital promissory notes dated June 14, 2019 (as amended, the “Promissory Notes”) with certain funds affiliated with Blackstone Inc. and an entity controlled by Brian L. Libman, to extend their maturity from May 15, 2024 to November 30, 2024, increase their interest rate from 6.5% per annum to 10% per annum and provide for a future additional increase of their interest rate to 15% per annum effective May 15, 2024. Also on August 8, 2023, FoA Equity and its indirect wholly-owned subsidiary MM Risk Retention LLC (“MM Risk Retention”) entered into a security agreement for the benefit of the lenders under the Promissory Notes pursuant to which MM Risk Retention pledged certain securitization residual securities as collateral to secure the obligations under the Promissory Notes. The Promissory Notes are structured with simultaneous draw and paydown terms and provide investment capital for growth initiatives and strategic opportunities currently under evaluation by the Company, as well as liquidity for other general corporate purposes.

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp; Finance of America Equity Capital LLC; Finance of America Companies Inc.; RPLY Merger Sub LLC; RPLY BLKR Merger Sub LLC; Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P.; Blackstone Tactical Opportunities Associates – NQ L.L.C.; the Sellers; and the Seller Representative.	8-K	2.1	4/7/2021
2.2	Letter Agreement, dated April 1, 2021, by and among Seller Representative and Replay.	8-K	2.2	4/7/2021
2.3	Letter Agreement, dated April 5, 2021, by and among Seller Representative and Replay.	8-K	2.3	4/7/2021
2.4	Letter Agreement, dated March 31, 2021, by and among Family Holdings; TMO; BTO Urban; BTO Urban Holdings II L.P.; and ESC.	8-K	2.4	4/7/2021
3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.2	4/7/2021
3.2	Amended and Restated Bylaws of Finance of America Companies Inc.	8-K	3.3	4/7/2021
10.1*	Second Amendment to Amended and Restated Master Repurchase Agreement, dated as of May 31, 2023, by and between Finance of America Reverse LLC, as seller, and Grand Oak Trust, as buyer.				X
31.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Johan Gericke, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Section 13(r) Disclosure.				X
101.INS	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X
*Certain portions of this exhibit have been omitted pursuant to Rule 601(b) (10) of Regulation S-K. The omitted information (i) is not material and (ii) is the type that the Registrant treats as private or confidential.
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

Finance of America Companies Inc.
Date:	August 9, 2023	By:	/s/ Johan Gericke
Johan Gericke
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)