Form 10-Q
period 2023-09-30
Finance of America Companies Inc.
filed 2023-11-09
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 3, 2023, there were issued and outstanding 87,943,931 shares of the registrant’s Class A Common Stock, par value $0.0001, and 15 shares of the registrant's Class B Common Stock, par value $0.0001.

Finance of America Companies Inc. and Subsidiaries Quarterly Report on Form 10-Q Table of Contents

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of Finance of America Companies Inc.'s (the “Company”) control. It is possible that our actual results, financial condition, and liquidity may differ, possibly materially, from the anticipated results, financial condition, and liquidity in these forward-looking statements. The Company’s actual results may differ from its expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions (or the negative versions of such words or expressions) are intended to identify such forward-looking statements. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of this report. Results for any specified quarter are not necessarily indicative of the results that may be expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. Readers are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•the transformation of our business from a vertically-integrated, diversified lending platform to a modern retirement solutions platform, with access to an innovative range of retirement offerings centered on the home;
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

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Financial Condition (In thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$66,341	$61,149
Restricted cash	216,273	179,764
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities ("HMBS") related obligations, at fair value	17,185,552	11,114,100
Loans held for investment, subject to nonrecourse debt, at fair value	7,912,759	7,454,638
Loans held for investment, at fair value	467,319	907,998
Loans held for sale, at fair value	23,956	173,984
Mortgage servicing rights ("MSR"), at fair value, $0 and $60,562 subject to nonrecourse MSR financing liability, respectively	7,944	95,096
Fixed assets and leasehold improvements, net	8,055	9,131
Intangible assets, net	269,228	297,119
Other assets, net	231,679	266,316
Assets of discontinued operations	8,356	313,360
TOTAL ASSETS	$26,397,462	$20,872,655

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$16,978,168	$10,996,755
Nonrecourse debt, at fair value	7,812,570	7,343,177
Other financing lines of credit	852,813	1,327,634
Payables and other liabilities	220,818	173,732
Notes payable, net (includes amounts due to related parties of $59,130 and $46,790, respectively)	411,124	399,402
Liabilities of discontinued operations	18,360	227,114
TOTAL LIABILITIES	26,293,853	20,467,814
Commitments and Contingencies (Note 18)
EQUITY (Note 24)
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 92,038,371 and 67,681,856 shares issued, respectively, and 87,779,871 and 63,423,356 shares outstanding, respectively	9	6
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized; 15 and 14 shares issued and outstanding, respectively	—	—
Additional paid-in capital	940,717	888,488
Accumulated deficit	(775,744)	(634,295)
Accumulated other comprehensive loss	(221)	(273)
Noncontrolling interest	(61,152)	150,915
TOTAL EQUITY	103,609	404,841
TOTAL LIABILITIES AND EQUITY	$26,397,462	$20,872,655
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

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Restricted cash	$202,047	$173,714
Loans held for investment, subject to nonrecourse debt, at fair value	7,525,331	7,340,528
Other assets, net	74,724	75,977
TOTAL ASSETS	$7,802,102	$7,590,219

LIABILITIES
Nonrecourse debt, at fair value	$7,443,603	$7,175,857
Payables and other liabilities	588	757
TOTAL LIABILITIES	$7,444,191	$7,176,614

NET CARRYING VALUE OF ASSETS SUBJECT TO NONRECOURSE DEBT	$357,911	$413,605

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except share data)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
REVENUES
Loss on sale and other income from loans held for sale, net	$(6,984)	$(6,508)	$(23,464)	$(242)
Net fair value gains (losses) on loans and related obligations	(53,135)	(10,244)	30,126	(5,109)
Fee income	13,201	10,212	33,377	72,225
Net interest expense:
Interest income	4,443	2,527	9,734	5,320
Interest expense	(27,965)	(33,534)	(91,255)	(84,039)
Net interest expense	(23,522)	(31,007)	(81,521)	(78,719)
TOTAL REVENUES	(70,440)	(37,547)	(41,482)	(11,845)

EXPENSES
Salaries, benefits, and related expenses	48,557	45,788	140,469	163,691
Occupancy, equipment rentals, and other office related expenses	2,097	1,576	6,560	5,465
General and administrative expenses	54,772	44,987	152,179	148,042
TOTAL EXPENSES	105,426	92,351	299,208	317,198
IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS	(558)	(3,800)	(558)	(3,800)
OTHER, NET	3,853	20,468	2,852	37,606
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(172,571)	(113,230)	(338,396)	(295,237)
Benefit for income taxes from continuing operations	(103)	(8,491)	(786)	(18,414)
NET LOSS FROM CONTINUING OPERATIONS	(172,468)	(104,739)	(337,610)	(276,823)
NET LOSS FROM DISCONTINUED OPERATIONS	(2,464)	(196,961)	(45,211)	(256,695)
NET LOSS	(174,932)	(301,700)	(382,821)	(533,518)
Net loss attributable to noncontrolling interest from continuing operations	(107,940)	(89,148)	(212,190)	(226,772)
Net loss attributable to noncontrolling interest from discontinued operations	(1,629)	(128,066)	(29,182)	(173,087)
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(64,528)	(15,591)	(125,420)	(50,051)
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(835)	(68,895)	(16,029)	(83,608)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(65,363)	$(84,486)	$(141,449)	$(133,659)

EARNINGS PER SHARE (Note 23)
Basic weighted average shares outstanding	87,726,231	62,804,809	79,804,493	61,993,353
Basic net loss per share from continuing operations	$(0.74)	$(0.25)	$(1.57)	$(0.81)
Basic net loss per share	$(0.75)	$(1.35)	$(1.77)	$(2.16)
Diluted weighted average shares outstanding	87,726,231	187,877,936	79,804,493	188,375,945
Diluted net loss per share from continuing operations	$(0.74)	$(0.46)	$(1.57)	$(1.21)
Diluted net loss per share	$(0.75)	$(1.34)	$(1.77)	$(2.34)
See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (In thousands)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
NET LOSS	$(174,932)	$(301,700)	$(382,821)	$(533,518)
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	33	(105)	52	(257)
TOTAL COMPREHENSIVE LOSS	(174,899)	(301,805)	(382,769)	(533,775)
Less: Comprehensive loss attributable to noncontrolling interest	(109,548)	(217,285)	(241,339)	(400,033)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(65,351)	$(84,520)	$(141,430)	$(133,742)

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Equity (Unaudited) (In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at June 30, 2023	87,627,918	$9	15	$—	$935,911	$(710,381)	$(254)	141,543,623	$48,450	$273,735
Net loss	—	—	—	—	—	(65,363)	—	—	(109,569)	(174,932)
Equity-based compensation, net	—	—	—	—	4,976	—	—	—	—	4,976
Conversion of LLC Units for Class A Common Stock (Note 24 - Equity)	771	—	—	—	—	—	—	(771)	—	—
Settlement of long-term incentive plan ("LTIP") restricted stock units ("RSUs"), net (Note 24 - Equity)	182,461	—	—	—	32	—	—	(182,461)	(33)	(1)
Settlement of other RSUs	82,456	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 24 - Equity)	(113,735)	—	—	—	(202)	—	—	—	—	(202)
Foreign currency translation adjustment	—	—	—	—	—	—	33	—	—	33
Balance at September 30, 2023	87,779,871	$9	15	$—	$940,717	$(775,744)	$(221)	141,360,391	$(61,152)	$103,609

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Equity (Unaudited) (In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at June 30, 2022	62,474,553	$6	15	$—	$860,232	$(492,786)	$(262)	125,413,507	$496,010	$863,200
Net loss	—	—	—	—	—	(84,486)	—	—	(217,214)	(301,700)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(56)	(56)
Equity-based compensation, net	—	—	—	—	15,735	—	—	—	—	15,735
Conversion of LLC Units for Class A Common Stock (Note 24 - Equity)	3,096	—	—	—	42	—	—	(3,096)	(12)	30
Settlement of LTIP RSUs, net (Note 24 - Equity)	576,810	—	—	—	2,075	—	—	(576,810)	(2,149)	(74)
Settlement of other RSUs	252,678	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 24 - Equity)	(347,861)	—	—	—	(1,944)	—	—	—	—	(1,944)
Foreign currency translation adjustment	—	—	—	—	—	—	(105)	—	—	(105)
Balance at September 30, 2022	62,959,276	$6	15	$—	$876,140	$(577,272)	$(367)	124,833,601	$276,579	$575,086

See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Equity (Unaudited) (In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2022	63,423,356	$6	14	$—	$888,488	$(634,295)	$(273)	124,453,301	$150,915	$404,841
Net loss	—	—	—	—	—	(141,449)	—	—	(241,372)	(382,821)
Equity-based compensation, net	—	—	—	—	20,337	—	—	—	—	20,337
Conversion of LLC Units for Class A Common Stock (Note 24 - Equity)	4,852	—	—	—	4	—	—	(4,852)	(4)	—
Settlement of LTIP RSUs, net (Note 24 - Equity)	2,781,048	1	—	—	3,951	—	—	(2,781,048)	(3,863)	89
Settlement of other RSUs	1,385,262	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 24 - Equity)	(1,553,779)	—	—	—	(2,061)	—	—	—	—	(2,061)
Issuance of shares (Note 22 - Related-Party Transactions and Note 24 - Equity)	21,739,132	2	—	—	29,998	—	—	—	—	30,000
Issuance of units (Note 3 - Acquisitions and Note 24 - Equity)	—	—	1	—	—	—	—	19,692,990	33,172	33,172
Foreign currency translation adjustment	—	—	—	—	—	—	52	—	—	52
Balance at September 30, 2023	87,779,871	$9	15	$—	$940,717	$(775,744)	$(221)	141,360,391	$(61,152)	$103,609
See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Equity (Unaudited) (In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2021	60,755,069	$6	15	$—	$831,620	$(443,613)	$(110)	128,693,867	$695,107	$1,083,010
Net loss	—	—	—	—	—	(133,659)	—	—	(399,859)	(533,518)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	42	42
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(248)	(248)
Equity-based compensation, net	—	—	—	—	36,618	—	—	—	—	36,618
Conversion of LLC Units for Class A Common Stock (Note 24 - Equity)	111,209	—	—	—	466	—	—	(111,209)	(552)	(86)
Settlement of LTIP RSUs, net (Note 24 - Equity)	3,749,057	—	—	—	13,086	—	—	(3,749,057)	(17,911)	(4,825)
Settlement of other RSUs	346,133	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 24 - Equity)	(2,002,192)	—	—	—	(5,650)	—	—	—	—	(5,650)
Foreign currency translation adjustment	—	—	—	—	—	—	(257)	—	—	(257)
Balance at September 30, 2022	62,959,276	$6	15	$—	$876,140	$(577,272)	$(367)	124,833,601	$276,579	$575,086
See accompanying notes to unaudited condensed consolidated financial statements

Finance of America Companies Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Operating Activities(1)
Net loss	$(382,821)	$(533,518)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	372,588	1,594,533
Net cash provided by (used in) operating activities	(10,233)	1,061,015

Investing Activities(1)
Purchases and originations of loans held for investment	(2,335,404)	(5,259,356)
Proceeds/payments received on loans held for investment	1,445,778	1,712,364
Purchases and originations of loans held for investment, subject to nonrecourse debt	(63,551)	(89,907)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	1,082,012	1,551,340
Proceeds on sale of MSR	85,628	454,106
Acquisition of American Advisors Group net assets	(140,854)	—
Proceeds from sale of businesses (net of cash transferred)	71,166	—
Payments on deferred purchase price liability	(8,000)	(8,000)
Other investing activities, net	2,556	(16,664)
Net cash provided by (used in) investing activities	139,331	(1,656,117)

Financing Activities(1)
Proceeds from issuance of HMBS related obligations	1,553,957	2,481,514
Payments on HMBS related obligations	(1,433,751)	(1,945,207)
Proceeds from issuance of nonrecourse debt	1,695,339	2,678,347
Payments on nonrecourse debt	(1,378,154)	(1,655,080)
Proceeds from other financing lines of credit	3,530,606	18,936,854
Payments on other financing lines of credit	(4,133,161)	(19,978,296)
Change in notes payable	12,340	—
Issuance of Class A Common Stock	30,000	—
Other financing activities, net	(1,148)	(7,195)
Net cash provided by (used in) financing activities	(123,972)	510,937
Effect of exchange rate changes on cash and cash equivalents	52	(257)
Net increase (decrease) in cash and cash equivalents and restricted cash	5,178	(84,422)
Cash and cash equivalents and restricted cash, beginning of period(1)	277,436	463,641
Cash and cash equivalents and restricted cash, end of period(1)	$282,614	$379,219

Supplementary Cash Flows Information
Cash paid for interest	$210,840	$194,179
Cash paid for income taxes, net	—	46
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	3,685	9,009
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4 - Discontinued Operations for additional information regarding cash flow associated with the results of discontinued operations.

See accompanying notes to unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Description of Business
Finance of America Companies Inc. ("FoA," the "Company," "we," "us," or "our") was incorporated in Delaware on October 9, 2020. FoA is a financial services holding company which, through its operating subsidiaries, is a modern retirement solutions platform that provides customers with access to an innovative range of retirement offerings centered on the home. In addition, FoA offers capital markets and portfolio management capabilities to optimize distribution to investors.
FoA has a controlling financial interest in Finance of America Equity Capital LLC ("FoA Equity"). FoA Equity owns all of the outstanding equity interests in Finance of America Funding LLC ("FOAF"). FOAF wholly owns Finance of America Holdings LLC ("FAH") and Incenter LLC ("Incenter" and collectively, with FoA Equity, FOAF, and FAH, known as "holding company subsidiaries").
The Company, through its FAH holding company subsidiary, operates a lending company, Finance of America Reverse LLC ("FAR"). Through FAR, the Company originates, purchases, sells, and securitizes home equity conversion mortgages, which are insured by the Federal Housing Administration ("FHA"), and non-agency reverse mortgages. The Company, through its Incenter holding company subsidiary, has operating service companies (the "operating service subsidiaries" and together with FAR, the "operating subsidiaries") which provide capital markets and portfolio management capabilities such as secondary markets advisory services, mortgage trade brokerage, and capital management services.
Organizational Updates
In 2023 and 2022, the Company reevaluated its business strategy and implemented a series of transformational actions, described in further detail below, to restructure the organization into a modern retirement solutions platform. This plan included the wind-down of the previously reported Mortgage Originations segment and sale of the previously reported Commercial Originations and Lender Services segments. For the quarter ended March 31, 2023, to more closely align with the business strategy, the Company restructured the reporting segments into the following: Retirement Solutions, Portfolio Management and Corporate and Other. The prior period segment disclosures have been restated to reflect the new structure. Refer to Note 20 - Business Segment Reporting for additional information.
On October 20, 2022, the Board of Directors (the "Board") of the Company authorized a plan to discontinue the operations of the Company’s previously reported Mortgage Originations segment, other than the Home Improvement channel (the "Disposition"). The Disposition commenced in the fourth quarter of 2022 and was completed on February 28, 2023. Refer to Note 4 - Discontinued Operations for additional information. On August 31, 2023, the Company's indirect subsidiary, Finance of America Mortgage LLC ("FAM"), entered into an agreement to sell certain operational assets of the Home Improvement channel. This transaction closed on September 15, 2023. The Company is now in the process of winding down its Home Improvement channel and expects to close the remaining pipeline of home improvement loans by the end of March 2024. The operations of the Home Improvement channel are reported as part of the Company's Retirement Solutions segment.
On December 6, 2022, the Company entered into an asset purchase agreement with American Advisors Group, now known as Bloom Retirement Holdings Inc. ("AAG/Bloom" or "Seller"). Also on December 6, 2022, concurrently with the execution of the asset purchase agreement, FAR entered into a Servicing Rights Purchase and Sale Agreement (the "MSR Purchase Agreement") and a Loan Sale Agreement (the "Mortgage Loan Purchase Agreement" and collectively with the asset purchase agreement and MSR Purchase Agreement, the "AAG Transaction") with AAG/Bloom. The AAG Transaction closed on March 31, 2023, and its assets, liabilities, and operations are included in the Company's Retirement Solutions segment reporting. Refer to Note 3 - Acquisitions for additional information.
On February 1, 2023, the Company's indirect subsidiary, Incenter, entered into an agreement to sell one hundred percent of (i) the issued and outstanding shares of capital stock of Agents National Title Holding Company ("ANTIC"), a direct subsidiary of Incenter and an indirect subsidiary of the Company, and (ii) the issued and outstanding membership interests of Boston National Holdings LLC ("BNT"), a direct subsidiary of Incenter and an indirect subsidiary of the Company. The closing of the ANTIC and BNT sale was completed on July 3, 2023. The Company has historically included the operations of ANTIC and BNT in its previously reported Lender Services segment. On March 30, 2023, the FoA Equity Board authorized a plan to sell assets making up the remainder of the Company's previously reported Lender Services segment, with the exception of its Incenter Solutions LLC operating service subsidiary. The Company completed the sale of such assets on June 30, 2023. Refer to Note 4 - Discontinued Operations for additional information. During the quarter ended September 30, 2023, the Company ceased the

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
operations of the Company's Incenter Solutions LLC operating service subsidiary. The Company expects the wind-down of Incenter Solutions LLC to be substantially complete by the end of December 2023. The operations of Incenter Solutions LLC are reported as part of the Company's Corporate and Other segment.
On February 19, 2023, the Company's indirect subsidiary, FAH, entered into an agreement to sell certain commercial originations operational assets of FAM, operating under Finance of America Commercial ("FACo"). This transaction closed on March 14, 2023. The Company has historically included the commercial originations operations of FACo in its previously reported Commercial Originations segment. Refer to Note 4 - Discontinued Operations for additional information.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements comprise the financial statements of FoA and its controlled subsidiaries. The condensed consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial condition as of September 30, 2023, its results of operations for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The Condensed Consolidated Statement of Financial Condition at December 31, 2022 was derived from audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or for the full year. The condensed consolidated financial statements, including the significant accounting policies, should be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2022 within the Company's Annual Report on Form 10-K ("Form 10-K").
The significant accounting policies, together with the other notes that follow, are an integral part of the condensed consolidated financial statements.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices, or discrete events affecting specific borrowers, and such differences could be material.
Liquidity
During the first three quarters of 2023, the operating results of the Company were negatively impacted by macroeconomic factors including persistent high inflation and increased market interest rates. These factors significantly reduced customer demand and compressed margins. The Company also observed significantly widened market spreads for assets that we hold for investment at fair value, which combined with higher interest rates, resulted in negative fair value adjustments. As a result, for the nine months ended September 30, 2023, the Company generated pre-tax net losses of $338.4 million from its continuing operations largely due to these noncash fair value adjustments of $(197.5) million. Cash flows have also been negatively affected by the above factors and the discontinuation of our previously reported mortgage originations, commercial originations, and lender services businesses. As of September 30, 2023, the Company had total equity of $103.6 million, net of an accumulated deficit of $775.7 million.
In light of the conditions noted above, Management has extended the maturity date of its revolving working capital lines of credit to November 30, 2024, and has taken the actions described in Note 4 - Discontinued Operations and Note 3 - Acquisitions.
The Company was not in compliance with certain financial covenants with certain of its warehouse lending facilities as of December 31, 2022, and each quarter-end during 2023. Subsequent to each measurement date, the Company obtained financial covenant waivers, amended such financial covenants, or paid off the respective lines of credit, as

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
needed. The Company expects to operate within the amended requirements of its warehouse lending facilities and the associated financial covenants, obtain waivers, or pay off lines of credit, as necessary, and to continue to renew its warehouse lending facilities in the normal course of its operations at terms consistent with its operating needs.
In addition, and as necessary, the Company, in the normal course of operations, continuously evaluates the timing and extent of the monetization of liquid financial assets that can be financed or sold to generate additional liquidity in amounts and at terms consistent with its operating needs.
The Company believes its actions, as described in the prior paragraphs, combined with the Company’s operating results will provide sufficient liquidity for the Company to meet its financial obligations and covenants over at least the twelve-month-and-a-day period from the date the condensed consolidated financial statements are issued.
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
Under ASC 805, there is an option to apply push-down accounting, which establishes a new basis for the assets and liabilities of the acquired company based on a "push-down" of the acquirer’s stepped-up basis. The push-down accounting election is made in the reporting period in which the change in control event occurs. Refer to Note 3 - Acquisitions for further information about the Company’s acquisition-related transactions.
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

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Adopted Accounting Guidance

Standard	Description	Effective Date	Effect on Condensed Consolidated Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

ASU 2021-01, Reference Rate Reform (Topic 848): Codification Clarification

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	The amendments in this Update provide temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate ("LIBOR") or other interbank offered rates expected to be discontinued.

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

	In December 2022, the FASB issued ASU 2022-06 that defers the sunset date for applying the reference rate reform relief in Topic 848 to December 31, 2024 (originally December 31, 2022), thereby extending the period over which entities can apply the guidance in ASU 2020-04, which provides “optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.”	March 12, 2020	The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.
Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) Recognition of an acquired contract liability and (2) Payment terms and their effect on subsequent revenue recognized by the acquirer.
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
(1) The Seller owns one share of FoA Class B Common Stock. Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by the holder on all matters on which Class A Common Stockholders are entitled to vote. The fair value of the Class B Common Stock was determined to be negligible as there are no economic rights associated with the Class B Common Stock.
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
The indemnity holdback units to be issued to the Seller are based on set thresholds and, subject to meeting the control condition, are settled two and three years following the closing date. The amount of units released to the Seller depends on the dollar amount of indemnified claims FoA pays out on behalf of the Seller related to litigation liabilities and indemnifiable loan losses. Two years following the closing date, FoA Equity will issue to the Seller Class A LLC units equal to the excess of the remaining indemnity holdback units over the threshold of 3,571,130. The remaining Class A LLC units the Seller is entitled to

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
are issued three years following the closing date. Management has included the fair value of indemnity holdback units, reduced for estimated litigation liabilities and indemnifiable loan losses, above in the consideration given to the Seller.
(4)Amounts represent the cash portion of the consideration paid to acquire the net assets of AAG/Bloom. Total cash consideration was $140.9 million.

4. Discontinued Operations
In 2023 and 2022, the Company reevaluated the business strategy and implemented a series of transformational actions to restructure the organization into a modern retirement solutions platform. This plan included the wind-down of the previously reported Mortgage Originations segment and sale of the previously reported Commercial Originations and Lender Services segments. This constitutes a strategic shift that has or will have a major effect on our operations and financial results. As such, the results of our previously reported Mortgage Originations, Commercial Originations, and Lender Services segments are reported as discontinued operations for all periods presented, in accordance with ASC 205.
Mortgage Originations Segment
On October 20, 2022, the Board of the Company authorized a plan to discontinue the operations of the Company’s previously reported Mortgage Originations segment, other than the Home Improvement channel. The Disposition commenced in the fourth quarter of 2022 and was completed on February 28, 2023. On August 31, 2023, FAM entered into an agreement to sell certain operational assets of the Home Improvement channel. This transaction closed on September 15, 2023 for cash consideration of $0.3 million. The Company is now in the process of winding down its Home Improvement channel and expects to close the remaining pipeline of home improvement loans by the end of March 2024. The wind-down of the Home Improvement channel is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the operations of the Home Improvement channel are reported as part of the Company's Retirement Solutions segment rather than as discontinued operations.
Lender Services Segment
On February 1, 2023, the Company's indirect subsidiary, Incenter, entered into an agreement to sell one hundred percent of (i) the issued and outstanding shares of capital stock of ANTIC, a direct subsidiary of Incenter and an indirect subsidiary of the Company, and (ii) the issued and outstanding membership interests of BNT, a direct subsidiary of Incenter and an indirect subsidiary of the Company. The closing of the ANTIC and BNT sale was completed on July 3, 2023. Incenter received $92.6 million in cash, which is the base purchase price of $100.0 million adjusted at closing in accordance with the provisions of the agreement, and transferred $27.0 million of cash to the purchaser. The Company has historically included the operations of ANTIC and BNT in its previously reported Lender Services segment.
On March 30, 2023, the FoA Equity Board authorized a plan to sell assets making up the remainder of the Company's previously reported Lender Services segment, with the exception of its Incenter Solutions LLC operating service subsidiary. The Company sold such assets on June 30, 2023 in two separate transactions for an aggregate consideration of $17.5 million which includes $4.8 million in cash and a $12.7 million note receivable subject to subsequent certain contractual purchase price adjustments. The note receivable is included in the Condensed Consolidated Statements of Cash Flows as a non-cash investing activity. During the quarter ended September 30, 2023, the Company ceased the operations of the Company's Incenter Solutions LLC operating service subsidiary. The Company expects the wind-down of Incenter Solutions LLC to be substantially complete by the end of December 2023. The wind-down of Incenter Solutions LLC is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the operations of Incenter Solutions LLC are reported as part of the Company's Corporate and Other segment rather than as discontinued operations.
Commercial Originations Segment
On February 19, 2023, the Company entered into an agreement to sell certain operational assets of FAM operating as FACo. This transaction closed on March 14, 2023 for consideration of $2.5 million of which $0.5 million is cash consideration. The Company has historically included the operations of FACo in its previously reported Commercial Originations segment.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the major classes of assets and liabilities classified as discontinued operations as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$—	$36,212
Restricted cash	—	311
Loans held for sale, at fair value	—	141,994
Derivative assets	—	676
Fixed assets and leasehold improvements, net	81	9,884
Intangible assets, net	—	77,436
Other assets, net	8,275	46,847
Assets of discontinued operations	$8,356	$313,360
Liabilities
Other financing lines of credit	$—	$127,735
Payables and other liabilities	18,360	99,379
Liabilities of discontinued operations	$18,360	$227,114

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the major components of net loss from discontinued operations (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Revenues
Gain on sale and other income from loans held for sale, net	$—	$42,687	$278	$226,578
Net fair value gains on loans and related obligations	—	3,868	308	10,781
Fee income	3	60,300	68,128	244,572
Net interest income:
Interest income	—	9,495	828	36,428
Interest expense	—	(7,702)	(970)	(26,861)
Net interest income	—	1,793	(142)	9,567
Total revenues	3	108,648	68,572	491,498

Expenses
Salaries, benefits, and related expenses	962	100,597	51,664	386,064
Occupancy, equipment rentals, and other office related expenses	126	5,427	1,977	16,637
General and administrative expenses	1,106	60,546	58,440	213,571
Total expenses	2,194	166,570	112,081	616,272
Impairment of intangibles and other assets(1)	—	(134,384)	(4,455)	(134,384)
Other, net(2)	(261)	862	1,660	3,628
Net loss from discontinued operations before income taxes	(2,452)	(191,444)	(46,304)	(255,530)
Provision (benefit) for income taxes from discontinued operations	12	5,517	(1,093)	1,165
Net loss from discontinued operations	(2,464)	(196,961)	(45,211)	(256,695)
Net loss attributable to noncontrolling interest from discontinued operations	(1,629)	(128,066)	(29,182)	(173,087)
Net loss from discontinued operations attributable to controlling interest	$(835)	$(68,895)	$(16,029)	$(83,608)
(1) The Company evaluates the carrying value of long-lived assets, including intangible assets, fixed assets, leasehold improvements as well as right-of-use assets in operating leases when indicators of impairment exist in accordance with ASC 360, Property, Plant, and Equipment. Based on the analyses, the Company recognized impairment charges for the nine months ended September 30, 2023 related to the sales of the previously reported Lender Services and Commercial Originations segments.
For the three and nine months ended September 30, 2022, the Company recognized impairment of intangibles and other assets in the previously reported Mortgage Originations and Commercial Originations segments due to the length and magnitude of the downturn in mortgage demand.
(2) Amounts include gains on disposals of $0.2 million and $2.2 million for the three and nine months ended September 30, 2023, respectively. The gains on disposals consist of a $0.2 million gain on the sale of ANTIC and BNT, a $12.2 million gain on the sale of the remaining assets of the Lender Services segment, and a $10.2 million loss on the sale of our commercial originations operational assets.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 included the following material activities related to discontinued operations (in thousands):

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Gain on sale and other income from loans held for sale, net	$278	$226,578
Unrealized fair value changes on loans, related obligations, and derivatives	308	10,781
Impairment of intangibles and other assets	4,455	134,384
Depreciation and amortization	2,778	18,797
Acquisition of fixed assets	(1,815)	(5,971)

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
Consolidated VIEs
FAR
FAR securitizes certain of its interests in HECM buyouts and non-agency reverse mortgage loans. The transactions provide investors with the ability to invest in a pool of reverse mortgage loans secured by one-to-four-family residential properties. The transactions provide FAR with access to liquidity for these assets, ongoing servicing fees, and potential residual returns. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying reverse mortgage loans, which serve as collateral for the debt. The securitizations are callable at or following the optional redemption date as defined in the respective indenture agreements.
In April 2023 and August 2023, the Company executed its optional redemption of outstanding securitized notes related to outstanding proprietary reverse product securitizations. As part of the optional redemptions, the Company paid off notes with outstanding principal balances of $421.8 million and $168.4 million, respectively. The notes were paid off at par. As a result of the optional redemptions, the Company will no longer be required to consolidate these securitization trusts, and the outstanding loans with unpaid principal balances in the amount of $435.2 million and $176.3 million, respectively, are reflected as assets in the Condensed Consolidated Statements of Financial Condition.
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
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for both the three and nine months ended September 30, 2023 or 2022.
The following table presents the assets and liabilities of the Company's consolidated VIEs, which are included in the Condensed Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	September 30, 2023	December 31, 2022
ASSETS
Restricted cash	$202,047	$173,714
Loans held for investment, subject to nonrecourse debt, at fair value	7,525,331	7,340,528
Other assets, net	74,724	75,977
TOTAL ASSETS	$7,802,102	$7,590,219

LIABILITIES
Nonrecourse debt, at fair value	$7,752,346	$7,479,918
Payables and other liabilities	588	757
TOTAL VIE LIABILITIES	7,752,934	7,480,675
Retained bonds and beneficial interests eliminated in consolidation	(308,743)	(304,061)
TOTAL CONSOLIDATED LIABILITIES	$7,444,191	$7,176,614
Unconsolidated VIEs
FAM
Hundred Acre Wood Trust
FAM securitized certain of its interests in agency-eligible residential mortgage loans. The transactions provide investors with the ability to invest in a pool of mortgage loans secured by one-to-four-family residential properties and provide FAM with access to liquidity for these assets and ongoing servicing fees. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. In 2021, FAM executed certain securitizations where FAM's beneficial interest in the securitization is limited to its U.S. Risk Retention Certificates, a 5% eligible vertical interest in the trust. The Company determined that the securitization structures meet the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and that the contractual role as servicer is not a variable interest. The transfers of the loans to the VIEs were determined to be sales. The Company derecognized the mortgage loans and did not consolidate the trusts.
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

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company has securitization trusts for which it was the transferor which were not consolidated. These trusts have outstanding collateral and certificate unpaid principal balance ("UPB") of $1.0 billion and $1.1 billion as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, there were $0.0 million and $0.7 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due.
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
As of September 30, 2023, the consolidated balance of the agricultural loans and non-agency reverse mortgage loans transferred to the VIEs and the related nonrecourse liabilities had a fair value of $387.4 million and $369.0 million, respectively. As of December 31, 2022, the consolidated balance of the agricultural loans transferred to the VIE and the related nonrecourse liability had a fair value of $114.1 million and $106.8 million, respectively.

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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy for the three and nine months ended September 30, 2023 or 2022.
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
Assets
Loans held for investment, subject to HMBS related obligations(1)
HECM loans - securitized into Government National Mortgage Association ("Ginnie Mae" or "GNMA") HMBS
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio using conditional prepayment rate ("CPR"), loss frequency, loss severity, borrower draw, and discount rate assumptions.
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
Level 3
Non-agency reverse mortgage loans - securitized
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using WAL, loan to value ("LTV"), CPR, loss severity, home price appreciation ("HPA"), and discount rate assumptions.
Level 3
Fix & flip mortgage loans - securitized	This product is valued using a discounted cash flow model utilizing a single monthly mortality prepayment rate ("SMM"), discount rate, and loss rate assumptions.	Level 3
(1) The Company aggregates loan portfolios based on the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided is based on the range of inputs utilized for each securitization trust.

Loans held for investment
Inventory buy-outs	The fair value of repurchased loans is based on expected cash proceeds of the liquidation of the underlying properties and expected claim proceeds from the Department of Housing and Urban Development ("HUD"). The primary assumptions utilized in valuing nonperforming repurchased loans include CPR, loss frequency, loss severity, and discount rate.

	Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution, including assignments to FHA. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and, as servicer, the Company is exposed to losses upon resolution of the loan.	Level 3
Non-agency reverse mortgage loans	The fair value of non-agency reverse mortgage loans is based on values for investments with similar investment grade ratings and the value the Company would expect to receive if the whole loans were sold to an investor.

	The Company values non-agency reverse mortgage loans utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio. The primary assumptions utilized in valuing the loans include WAL, LTV, CPR, loss severity, HPA, and discount rate.	Level 3
Fix & flip mortgage loans	This product is valued using a discounted cash flow ("DCF") model with SMM, discount rate, and loss rate assumptions.	Level 3

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Agricultural loans	The product is valued using a DCF model with discount rate, SMM, and constant default rate ("CDR") assumptions.	Level 3
Loans held for sale
Residential mortgage loans	This includes all mortgage loans that can be sold to the agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available.	Level 2
Single Rental Loan ("SRL")	This product is valued using a DCF model utilizing CPR, discount rate, and CDR assumptions.	Level 3
Portfolio loans	This product is valued using a DCF model utilizing CPR, discount rate, and CDR assumptions.	Level 3
Mortgage Servicing Rights
MSR	The Company valued MSR internally through a DCF analysis and calculated using a pricing model. This pricing model is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions such as discount rate and weighted average CPR.	Level 3
Derivative assets/liabilities
Loan purchase commitments ("LPCs"), forward mortgage-backed securities ("MBS") and To Be Announced Securities ("TBAs")	LPCs are valued based on current market prices for HMBS.

	Forward MBS and TBAs are valued using forward dealer marks from the Company's approved counterparties, forward prices with dealers in such securities, or internally-developed third-party models utilizing observable market inputs.	Level 2
Interest rate swaps and futures contracts	This product is valued using quoted market prices.	Level 1
Other assets
Retained bonds
Management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal valuation model. The primary assumptions utilized include WAL and discount rate.
Level 3
Purchase commitments - reverse mortgage loans
Purchase commitments are valued based on the value of the underlying loan. These loans are valued based on an expected margin on sale of 3.00% as of December 31, 2022. There were not any reverse mortgage loan purchase commitments as of September 30, 2023.
Level 3
Liabilities
HMBS related obligations
HMBS related obligations	The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The estimated fair value of the HMBS related obligations also includes the consideration required by a market participant to transfer the HECM and HMBS servicing obligations, including exposure resulting from shortfalls in FHA insurance proceeds as well as assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for repayment, costs to transfer servicing obligations, shortfalls in FHA insurance proceeds, and discount rates. The significant unobservable inputs used in the measurement include CPR and discount rates.	Level 3
Nonrecourse debt
Nonrecourse reverse mortgage loan financing liability	The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The significant unobservable inputs used in the measurement include WAL, CPR, and discount rates.	Level 3

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonrecourse commercial loan financing liability	The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability.

	The primary assumptions utilized include WAL, weighted average SMM, and discount rates. The Company estimates prepayment speeds giving consideration that the Company may in the future transfer additional loans to the trust, subject to the availability of funds provided for within the trust.	Level 3
Nonrecourse MSR financing liability
Consistent with the underlying MSR, fair value is derived through a DCF analysis and calculated using a pricing model. This pricing model is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions including weighted average CPR and discount rate.
Level 3
Deferred purchase price liabilities
Deferred purchase price liabilities
These liabilities are measured based on the estimated amount of indemnified claims associated with the AAG Transaction and the closing market price of the Company's publicly traded stock on the applicable date of the Condensed Consolidated Statements of Financial Condition. Refer to Note 3 - Acquisitions for additional information.
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
Sale commitment liability
Sale commitments - home improvement loans
Sale commitments are valued based on the committed sale price multiplied by the home improvement loan pipeline adjusted for the estimated loan funding probability ("pull-through factor"). There were not any home improvement loan sale commitments as of December 31, 2022.
Level 3

	September 30, 2023		December 31, 2022
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
CPR	NM	21.1%	NM	21.9%
Loss frequency	NM	4.1%	NM	4.1%
Loss severity	2.4% - 12.3%	2.5%	2.4% - 12.1%	2.7%
Discount rate	NM	5.7%	NM	5.0%
Average draw rate	NM	1.1%	NM	1.1%
Loans held for investment, subject to nonrecourse debt:
HECM buyouts - securitized (nonperforming)
CPR	NM	38.6%	NM	39.2%
Loss frequency	23.1% - 100.0%	50.5%	23.1% - 100%	51.7%
Loss severity	2.4% - 12.3%	5.5%	2.4% - 12.1%	5.2%
Discount rate	NM	9.5%	NM	8.7%

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2023		December 31, 2022
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.5	NM	8.0
CPR	NM	15.4%	NM	15.2%
Loss severity	2.4% - 12.3%	5.9%	2.4% - 12.1%	4.8%
Discount rate	NM	9.0%	NM	8.2%
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	10.0	NM	9.7
LTV	0.0% - 78.6%	46.0%	0.0% - 74.7%	43.1%
CPR	NM	14.6%	NM	14.3%
Loss severity	NM	10.0%	NM	10.0%
HPA	(9.0)% - 8.2%	3.3%	(10.1)% - 7.3%	3.8%
Discount rate	NM	7.7%	NM	7.1%
Fix & flip mortgage loans - securitized
SMM	NM	11.0%	NM	11.2%
Discount rate	NM	16.7%	NM	17.5%
Loss rate	NM	1.2%	NM	0.5%
Loans held for investment:
Inventory buy-outs
CPR	NM	40.5%	NM	41.3%
Loss frequency	NM	49.0%	NM	47.6%
Loss severity	2.4% - 12.3%	3.9%	2.4% - 12.1%	5.6%
Discount rate	NM	9.5%	NM	8.7%
Non-agency reverse mortgage loans
WAL (in years)	NM	11.7	NM	12.0
LTV	5.2% - 58.0%	32.3%	0.1% - 67.9%	36.4%
CPR	NM	14.7%	NM	13.8%
Loss severity	NM	10.0%	NM	10.0%
HPA	(9.0)% - 8.2%	3.2%	(10.1)% - 7.3%	3.6%
Discount rate	NM	7.7%	NM	7.1%
Fix & flip mortgage loans
SMM	NM	14.4%	NM	9.5%
Discount rate	13.9% - 21.6%	18.2%	16.3% - 25.8%	16.6%
Loss rate	NM	7.1%	NM	0.2%
Agricultural loans
Discount rate	NM	10.2%	NM	9.7%
SMM	NM	100.0%	11.0% - 100.0%	11.8%
CDR	NM	0.9%	0.0% - 1.0%	0.9%
Loans held for sale:
SRL
CPR	20.4% - 25.0%	21.9%	18.5% - 25.0%	19.7%
Discount rate	NM	10.3%	NM	8.3%
CDR	NM	1.0%	NM	1.0%

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2023		December 31, 2022
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Portfolio loans
CPR	NM	0.0%	0.0% - 24.3%	18.4%
Discount rate	NM	10.7%	NM	10.9%
CDR	NM	1.0%	NM	1.0%

Mortgage Servicing Rights
Weighted average CPR	2.3% - 12.5%	7.7%	1.0% - 8.5%	6.4%
Discount rate	NM	13.5%	NM	10.1%
Other assets:
Retained bonds
WAL (in years)	2.1 - 23.6	3.9	2.4 - 24.1	4.9
Discount rate	(34.9)% - 16.2%	7.9%	(16.8)% - 12.2%	6.9%

Liabilities
HMBS related obligations
CPR	NM	24.6%	NM	21.8%
Discount rate	NM	5.7%	NM	5.0%
Nonrecourse debt:
Reverse mortgage loans:
Performing/Nonperforming HECM securitizations
WAL (in years)	1.0 - 1.1	1.0	1.5 - 1.6	1.6
CPR	18.3% - 19.8%	19.1%	19.9% - 22.2%	21.1%
Discount rate	NM	10.3%	NM	8.6%
Securitized non-agency reverse
WAL (in years)	0.2 - 11.3	7.2	0.2 - 11.7	6.4
CPR	10.3% - 49.2%	15.7%	8.3% - 46.1%	16.5%
Discount rate	NM	7.8%	NM	7.2%
Nonrecourse commercial loan financing liability
WAL (in months)	NM	2.7	NM	4.3
Weighted average SMM	NM	26.2%	NM	15.3%
Discount rate	NM	9.2%	NM	14.5%
Nonrecourse MSR financing liability
Weighted average CPR	N/A	N/A	0.8% - 9.2%	5.1%
Discount rate	N/A	N/A	10.0% - 12.0%	10.2%
Deferred purchase price liabilities
TRA obligation
Discount rate	NM	29.9%	NM	48.3%
Sale commitment liability
Pull-through factor	NM	86%	N/A	N/A

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$17,185,552	$—	$—	$17,185,552
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	7,727,659	—	—	7,727,659
Commercial mortgage loans	185,100	—	—	185,100
Loans held for investment:
Reverse mortgage loans	463,125	—	—	463,125
Fix & flip mortgage loans	3,491	—	—	3,491
Agricultural loans	703	—	—	703
Loans held for sale:
Residential mortgage loans	20,564	—	20,564	—
SRL	3,008	—	—	3,008
Portfolio	384	—	—	384
MSR	7,944	—	—	7,944
Other assets:
Retained bonds	42,851	—	—	42,851
LPCs	477	—	477	—
Total assets	$25,640,858	$—	$21,041	$25,619,817

Liabilities
HMBS related obligations	$16,978,168	$—	$—	$16,978,168
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,780,197	—	—	7,780,197
Nonrecourse commercial loan financing liability	32,373	—	—	32,373
Deferred purchase price liabilities:
Deferred purchase price liabilities	4,663	—	—	4,663
TRA obligation	1,005	—	—	1,005
Warrant liability	1,438	1,438	—	—
Sale commitments - home improvement loans	1,095	—	—	1,095
Total liabilities	$24,798,939	$1,438	$—	$24,797,501

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$11,114,100	$—	$—	$11,114,100
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	7,065,477	—	—	7,065,477
Commercial mortgage loans	389,161	—	—	389,161
Loans held for investment:
Reverse mortgage loans	771,724	—	—	771,724
Fix & flip mortgage loans	127,469	—	—	127,469
Agricultural loans	8,805	—	—	8,805
Loans held for sale:
Residential mortgage loans	12,123	—	12,123	—
SRL	69,187	—	—	69,187
Portfolio	43,272	—	—	43,272
Fix & flip mortgage loans	49,402			49,402
MSR	95,096	—	—	95,096
Derivative assets:
Interest rate lock commitments, LPCs, forward MBS, and TBAs	907	—	907	—
Interest rate swaps and futures contracts	771	771	—	—
Other assets:
Purchase commitments - reverse mortgage loans	9,356	—	—	9,356
Retained bonds	46,439	—	—	46,439
Total assets	$19,803,289	$771	$13,030	$19,789,488

Liabilities
HMBS related obligations	$10,996,755	$—	$—	$10,996,755
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	7,175,857	—	—	7,175,857
Nonrecourse commercial loan financing liability	106,758	—	—	106,758
Nonrecourse MSR financing liability	60,562	—	—	60,562
Deferred purchase price liabilities:
Deferred purchase price liabilities	137	—	—	137
TRA obligation	3,781	—	—	3,781
Derivative liabilities:
Interest rate swaps and futures contracts	385	385	—	—
Warrant liability	1,117	1,117	—	—
Total liabilities	$18,345,352	$1,502	$—	$18,343,850

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3, in thousands):

	Assets
Three months ended September 30, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds
Beginning balance	$17,568,751	$7,928,414	$10,695	$9,456	$45,570
Total gain (loss) included in earnings	245,104	(66,140)	1,146	87	(1,778)
Purchases, settlements, and transfers:
Purchases and additions	758,193	16,045	—	—	—
Sales and settlements	(546,046)	(344,162)	(8,450)	(1,599)	(941)
Transfers in (out) between categories	(373,131)	378,602	1		—
Ending balance	$17,652,871	$7,912,759	$3,392	$7,944	$42,851

	Liabilities
Three months ended September 30, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation	Sale commitments
Beginning balance	$(16,665,535)	$(7,737,529)	$(59,016)	$(4,042)	$(1,097)	$—
Total gain (loss) included in earnings	(226,421)	(7,301)	28	(621)	92	(1,095)
Purchases, settlements, and transfers:
Purchases and additions	(632,568)	(448,394)	—		—	—
Settlements	546,356	413,027	26,615	—	—	—
Ending balance	$(16,978,168)	$(7,780,197)	$(32,373)	$(4,663)	$(1,005)	$(1,095)

	Assets
Nine months ended September 30, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Purchase commitments
Beginning balance	$12,022,098	$7,454,638	$161,861	$95,096	$46,439	$9,356
Total gain (loss) included in earnings	649,691	12,648	(205)	(1,074)	(1,357)	—
Purchases, settlements, and transfers:
Purchases and additions	7,922,385	63,550	40,468	405	—	—
Sales and settlements	(1,441,502)	(1,083,919)	(215,847)	(86,483)	(2,231)	(9,356)
Transfers in (out) between categories	(1,499,801)	1,465,842	17,115	—	—	—
Ending balance	$17,652,871	$7,912,759	$3,392	$7,944	$42,851	$—

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Liabilities
Nine months ended September 30, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	Deferred purchase price liabilities	TRA obligation	Sale commitments
Beginning balance	$(10,996,755)	$(7,175,857)	$(106,758)	$(60,562)	$(137)	$(3,781)	$—
Total gain (loss) included in earnings	(506,834)	(149,481)	21	748	(621)	2,776	(1,095)
Purchases, settlements, and transfers:
Purchases and additions	(6,908,330)	(1,555,155)	(27,565)	—	(3,905)	—	—
Settlements	1,433,751	1,100,296	101,929	59,814	—	—	—
Ending balance	$(16,978,168)	$(7,780,197)	$(32,373)	$—	$(4,663)	$(1,005)	$(1,095)

	Assets
Three months ended September 30, 2022	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Investments
Beginning balance	$11,940,851	$6,600,762	$233,249	$359,006	$46,593	$1,000
Total gain (loss) included in earnings	(7,558)	(265,038)	(159)	(9,455)	(2,302)	—
Purchases, settlements, and transfers:
Purchases and additions	1,482,912	31,359	191,250	20,241	—	—
Sales and settlements	(417,114)	(376,855)	(197,473)	(266,723)	(1,085)	—
Transfers in (out) between categories	(775,127)	751,163	2,906	—	—	—
Ending balance	$12,223,964	$6,741,391	$229,773	$103,069	$43,206	$1,000

	Liabilities
Three months ended September 30, 2022	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	TRA obligation
Beginning balance	$(10,745,879)	$(6,447,238)	$(162,464)	$(142,382)	$(13,925)
Total gain (loss) included in earnings	13,421	178,700	(2,769)	1,736	9,070
Purchases, settlements, and transfers:
Purchases and additions	(547,762)	(718,656)	(24,975)	(92)	—
Settlements	495,379	461,812	29,864	80,938	—
Ending balance	$(10,784,841)	$(6,525,382)	$(160,344)	$(59,800)	$(4,855)

	Assets
Nine months ended September 30, 2022	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Investments
Beginning balance	$11,587,382	$6,218,194	$149,426	$427,942	$55,614	$6,000
Total gain (loss) included in earnings	(77,600)	(836,632)	(9,979)	30,242	(8,611)	(5,000)
Purchases, settlements, and transfers:
Purchases and additions	5,259,357	89,907	932,011	114,903	—	—
Sales and settlements	(1,701,481)	(1,537,044)	(850,694)	(470,018)	(3,797)	—
Transfers in (out) between categories	(2,843,694)	2,806,966	9,009	—	—	—
Ending balance	$12,223,964	$6,741,391	$229,773	$103,069	$43,206	$1,000

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Liabilities
Nine months ended September 30, 2022	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	TRA obligation
Beginning balance	$(10,422,358)	$(5,857,069)	$(111,738)	$(142,435)	$(29,380)
Total gain (loss) included in earnings	192,098	400,741	(2,581)	(14,639)	24,525
Purchases, settlements, and transfers:
Purchases and additions	(2,488,497)	(2,523,213)	(142,790)	(6,884)	—
Settlements	1,933,916	1,454,159	96,765	104,158	—
Ending balance	$(10,784,841)	$(6,525,382)	$(160,344)	$(59,800)	$(4,855)

Fair Value Option
The Company has elected to measure its loans held for investment, loans held for sale, HMBS related obligations, nonrecourse debt, and purchase and sale commitments at fair value under the fair value option provided for by ASC 825-10, Financial Instruments-Overall. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company's operational and risk management strategies. Presented in the tables below are the fair value and UPB, at September 30, 2023 and December 31, 2022, of financial assets and liabilities for which the Company has elected the fair value option (in thousands):

September 30, 2023	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$17,185,552	$16,522,369
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	7,727,659	8,200,222
Commercial mortgage loans	185,100	191,111
Loans held for investment:
Reverse mortgage loans	463,125	487,710
Commercial mortgage loans	4,194	4,513
Loans held for sale:
Residential mortgage loans	20,564	28,051
Commercial mortgage loans	3,392	3,772
Liabilities at fair value under the fair value option
HMBS related obligations	16,978,168	16,522,369
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,780,197	8,550,740
Nonrecourse commercial loan financing liability	32,373	30,927
Other liabilities:
Sale commitments - home improvement loans	1,095	1,095

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2022	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$11,114,100	$10,719,000
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	7,065,477	7,240,125
Commercial mortgage loans	389,161	405,970
Loans held for investment:
Reverse mortgage loans	771,724	724,800
Commercial mortgage loans	136,274	143,373
Loans held for sale:
Residential mortgage loans	12,123	15,529
Commercial mortgage loans	161,861	173,112
Other assets:
Purchase commitments - reverse mortgage loans	9,356	9,356
Liabilities at fair value under the fair value option
HMBS related obligations	10,996,755	10,719,000
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	7,175,857	7,819,992
Nonrecourse commercial loan financing liability	106,758	105,291
Nonrecourse MSR financing liability	60,562	60,562

Net fair value gains (losses) on loans and related obligations
Provided in the table below is a summary of the components of net fair value gains (losses) on loans and related obligations (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Interest income on reverse and commercial loans	$426,259	$228,896	$1,125,227	$582,350
Change in fair value of loans	(209,737)	(471,173)	(337,775)	(1,436,908)
Net fair value gains (losses) on loans	216,522	(242,277)	787,452	(854,558)
Interest expense on HMBS and nonrecourse obligations	(357,003)	(168,101)	(915,532)	(417,670)
Change in fair value of derivatives	(291)	64,693	(4,136)	330,200
Change in fair value of related obligations	87,637	335,441	162,342	936,919
Net fair value gains (losses) on related obligations	(269,657)	232,033	(757,326)	849,449
Net fair value gains (losses) on loans and related obligations	$(53,135)	$(10,244)	$30,126	$(5,109)

As the cash flows on the underlying mortgage loans will be utilized to settle the outstanding obligations, the Company's own credit risk would not impact the fair value on the outstanding HMBS liabilities and nonrecourse debt.
Fair Value of Other Financial Instruments
As of September 30, 2023 and December 31, 2022, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of notes payable, net. Notes payable, net, includes our senior unsecured high-yield debt and related-party credit line recorded at the carrying value of $411.1 million and $399.4 million as of September 30, 2023 and December 31, 2022, respectively, and have a fair value of

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
$359.1 million and $231.9 million as of September 30, 2023 and December 31, 2022, respectively. The fair value for notes payable, net, was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input. For other financial instruments that were not recorded at fair value, such as cash and cash equivalents including restricted cash, servicer advances, promissory notes receivable, and other financing lines of credit, the carrying value approximates fair value due to the short-term nature of such instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 3 inputs, with the exception of cash and cash equivalents, including restricted cash, which are Level 1 inputs.

7. Reverse Mortgage Portfolio Composition
The table below summarizes the composition and the outstanding UPB (in thousands) of the reverse mortgage loan portfolio serviced by the Company:

	September 30, 2023	December 31, 2022
Reverse mortgage loans:
Reverse mortgage loans held for investment, subject to HMBS related obligations	$16,522,369	$10,719,000

Reverse mortgage loans held for investment, subject to nonrecourse debt:
Performing HECM buyouts	227,760	328,845
Nonperforming HECM buyouts	446,944	541,071
Non-agency reverse mortgages	7,525,518	6,370,209
Total reverse mortgage loans held for investment, subject to nonrecourse debt	8,200,222	7,240,125

Reverse mortgage loans held for investment:
Non-agency reverse mortgages	141,506	489,038
HECM loans not securitized(1)	152,002	88,029
Unpoolable HECM loans(2)	182,692	136,657
Unpoolable HECM tails	11,510	11,076
Total reverse mortgage loans held for investment	487,710	724,800

Total owned reverse mortgage portfolio	25,210,301	18,683,925
Loans reclassified as government guaranteed receivable	93,296	76,033
Loans serviced for others	168,951	81,436
Total serviced reverse mortgage loan portfolio	$25,472,548	$18,841,394
(1) Loans not securitized represent primarily newly originated loans and poolable tails.
(2) Unpoolable loans represent primarily loans that have reached 98% of their maximum claim amount ("MCA").
The table below summarizes the reverse mortgage portfolio owned by the Company by product type (in thousands):

	September 30, 2023	December 31, 2022
Fixed rate loans	$6,734,204	$6,548,902
Adjustable rate loans	18,476,097	12,135,023
Total owned reverse mortgage portfolio	$25,210,301	$18,683,925

As of September 30, 2023 and December 31, 2022, there were $520.6 million and $489.3 million, respectively, of foreclosure proceedings in process, which are included in loans held for investment, at fair value, or loans held for investment, subject to nonrecourse debt, at fair value, in the Condensed Consolidated Statements of Financial Condition.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
Loans held for investment, subject to HMBS related obligations, at fair value, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Loans held for investment, subject to HMBS related obligations - UPB	$16,522,369	$10,719,000
Fair value adjustments	663,183	395,100
Total loans held for investment, subject to HMBS related obligations, at fair value	$17,185,552	$11,114,100

9. Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Loans held for investment, subject to nonrecourse debt, at fair value, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Loans held for investment, subject to nonrecourse debt - UPB:
Reverse mortgage loans	$8,200,222	$7,240,125
Commercial mortgage loans	191,111	405,970
Fair value adjustments	(478,574)	(191,457)
Total loans held for investment, subject to nonrecourse debt, at fair value	$7,912,759	$7,454,638

The table below shows the total amount of loans held for investment, subject to nonrecourse debt, that were greater than 90 days past due and on non-accrual status (in thousands):

	September 30, 2023	December 31, 2022
Loans 90 days or more past due and on non-accrual status
Fair value:
Commercial mortgage loans	$33,391	$21,325
Aggregate UPB:
Commercial mortgage loans	37,053	24,023
Difference	$(3,662)	$(2,698)

10. Loans Held for Investment, at Fair Value
Loans held for investment, at fair value, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Loans held for investment - UPB:
Reverse mortgage loans	$487,710	$724,800
Commercial mortgage loans	4,513	143,373
Fair value adjustments	(24,904)	39,825
Total loans held for investment, at fair value	$467,319	$907,998
As of September 30, 2023 and December 31, 2022, there were $2.0 million and $2.4 million, respectively, of commercial loans that were greater than 90 days past due.
As of September 30, 2023 and December 31, 2022, there were $391.9 million and $745.1 million in UPB, respectively, in loans held for investment, at fair value, pledged as collateral for financing lines of credit.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
11. Loans Held for Sale, at Fair Value
Loans held for sale, at fair value, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Loans held for sale - UPB:
Residential mortgage loans	$28,051	$15,529
Commercial mortgage loans	3,772	173,112
Fair value adjustments	(7,867)	(14,657)
Total loans held for sale, at fair value	$23,956	$173,984

The table below shows the total amount of loans held for sale that were greater than 90 days past due and on non-accrual status (in thousands):

	September 30, 2023	December 31, 2022
Loans 90 days or more past due and on non-accrual status
Fair value:
Residential mortgage loans	$5,611	$2,736
Commercial mortgage loans	—	2,817
Total fair value	5,611	5,553
Aggregate UPB:
Residential mortgage loans	6,193	2,136
Commercial mortgage loans	—	3,405
Total aggregate UPB	6,193	5,541
Difference	$(582)	$12

The Company originates or purchases and sells loans in the secondary mortgage market without recourse for credit losses. However, the Company at times maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.
The table below shows a reconciliation of the changes in loans held for sale for the respective periods presented below (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Beginning balance	$53,500	$281,671	$173,984	$158,156
Originations/purchases/repurchases	55,656	248,520	180,983	1,095,290
Proceeds from sales	(80,016)	(278,433)	(346,026)	(983,192)
Net transfers related to loans held for sale	—	(1,281)	15,580	(1,281)
Net transfers related to discontinued operations	—	—	12,525	(82)
Loss on loans held for sale, net	(6,710)	(5,101)	(23,056)	(12,478)
Net fair value gain (loss) on loans held for sale	1,526	75	9,966	(10,962)
Ending balance	$23,956	$245,451	$23,956	$245,451

As of September 30, 2023 and December 31, 2022, there were $3.4 million and $186.0 million in UPB, respectively, in loans held for sale, at fair value, pledged as collateral for financing lines of credit.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Mortgage Servicing Rights, at Fair Value
The servicing portfolio associated with capitalized servicing rights consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Fannie Mae/Freddie Mac	$126,560	$7,051,851
Ginnie Mae	285	532,328
Private investors	946,835	1,018,159
Total UPB	$1,073,680	$8,602,338

Weighted average interest rate	3.72%	3.59%

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Beginning UPB	$1,286,085	$29,494,649	$8,602,338	$39,299,416
Originated MSR	—	1,788,998	42,011	9,421,902
Sales MSR	(185,915)	(22,037,083)	(7,416,568)	(37,529,103)
Payoffs MSR	(12,566)	(281,332)	(67,745)	(1,611,107)
Other	(13,924)	(191,216)	(86,356)	(807,092)
Ending UPB	$1,073,680	$8,774,016	$1,073,680	$8,774,016

The activity in the MSR asset consisted of the following (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Beginning balance	$9,456	$359,006	$95,096	$427,942
Originations	—	20,241	405	114,903
Sales	(1,599)	(266,723)	(86,483)	(470,018)
Changes in fair value due to:
Changes in market inputs or assumptions used in valuation model	271	(4,382)	363	56,938
Changes in fair value due to portfolio runoff and other	(184)	(5,073)	(1,437)	(26,696)
Ending balance	$7,944	$103,069	$7,944	$103,069

The value of MSR is driven by the net cash flows associated with servicing activities. The cash flows include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The fees were $0.4 million and $2.9 million for the three and nine months ended September 30, 2023, respectively, and $4.6 million and $32.0 million for the three and nine months ended September 30, 2022, respectively. These fees and changes in fair value of the MSR are recorded within fee income in the Condensed Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, there were $0.0 million and $60.6 million, respectively, in MSR, at fair value, pledged as collateral for nonrecourse debt.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
13. HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Ginnie Mae loan pools - UPB	$16,522,369	$10,719,000
Fair value adjustments	455,799	277,755
Total HMBS related obligations, at fair value	$16,978,168	$10,996,755

Weighted average remaining life (in years)	3.9	4.0
Weighted average interest rate	6.4%	5.0%

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
The Company was servicing 2,446 and 2,004 Ginnie Mae loan pools at September 30, 2023 and December 31, 2022, respectively.

14. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date	Interest Rate	Original Issue Amount	September 30, 2023	December 31, 2022
Securitization of performing / nonperforming HECM loans	February 2022 - August 2022	February 2032 - August 2032	2.69% - 9.32%	$1,084,935	$723,315	$953,336
Securitization of non-agency reverse loans	May 2018 - August 2023	May 2050 - August 2073	1.25% - 4.50%	9,083,888	7,336,875	6,598,145
Securitization of Fix & Flip loans	April 2021	May 2025	2.10% - 5.40%	$268,511	155,892	268,511
Total consolidated VIE nonrecourse debt UPB					8,216,082	7,819,992
Nonrecourse MSR financing liability, at fair value					—	60,562
Nonrecourse reverse loan financing liability(1)					334,658	—
Nonrecourse commercial loan financing liability(2)					30,927	105,291
Fair value adjustments					(769,097)	(642,668)
Total nonrecourse debt, at fair value					$7,812,570	$7,343,177
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

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of September 30, 2023, estimated maturities for nonrecourse debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
Remainder of 2023	$669,045
2024	1,679,891
2025	1,108,565
2026	1,640,382
2027	472,396
Thereafter	3,011,388
Total payments on nonrecourse debt	$8,581,667

15. Other Financing Lines of Credit
The following summarizes the components of other financing lines of credit related to continuing operations (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	September 30, 2023	December 31, 2022
Mortgage Lines:
October 2023(2)	Bloomberg short-term bank yield ("BSBY") index + applicable margin	First Lien Mortgages	$15,000	$9,332	$83,814
November 2023(2)	Secured Overnight Financing Rate ("SOFR") + applicable margin	Home Improvement Consumer Loans	50,000	3,384	7,495
Various(3)	Bond accrual rate + applicable margin	Mortgage Related Assets	36,828	36,828	37,604
N/A	N/A	MSR	—	—	10,312
Subtotal mortgage lines of credit			$101,828	$49,544	$139,225
Reverse Lines:
October 2023(2) - June 2024	BSBY/SOFR + applicable margin	First Lien Mortgages	$935,000	$353,524	$584,658
Various(3)	Bond accrual rate/SOFR + applicable margin	Mortgage Related Assets	360,514	340,514	320,715
October 2027	SOFR + applicable margin	MSR	70,000	69,231	33,036
March 2024	Prime + .50%; 6% floor	Unsecuritized Tails	20,000	20,000	45,001
Subtotal reverse lines of credit			$1,385,514	$783,269	$983,410
Commercial Lines:
January 2024	SOFR + applicable margin	Mortgage Related Assets	$20,000	$20,000	$12,500
N/A	N/A	First Lien Mortgages	—	—	159,938
N/A	N/A	Encumbered Agricultural Loans	—	—	7,561
N/A	N/A	Second Lien Mortgages	—	—	25,000
Subtotal commercial lines of credit			$20,000	$20,000	$204,999
Total other financing lines of credit			$1,507,342	$852,813	$1,327,634
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of September 30, 2023. The lines of credit with no capacity are terminated as of September 30, 2023.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
(2)The other financing lines of credit with maturity dates in October and November of 2023 have either been renewed or paid off subsequent to September 30, 2023.
(3)These lines of credit are tied to the maturity date of the underlying mortgage related assets that have been pledged as collateral.

As of September 30, 2023 and December 31, 2022, the weighted average outstanding interest rates on outstanding financing lines of credit of the Company were 7.52% and 7.35%, respectively.
The Company's financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability.
As of September 30, 2023, the Company was in compliance with its financial covenants related to required liquidity reserves. With respect to certain financial covenants related to tangible net worth, debt service coverage ratio, and required profitability, the Company obtained financial covenant waivers, amendments to such financial covenants effective as of September 30, 2023, or paid off the line of credit, in order to avoid breaching such financial covenants.
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
As of September 30, 2023, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	September 30, 2023	Maximum Allowable Distribution(1)
FAM
Adjusted Tangible Net Worth	$10,000	$16,543	$6,543
Liquidity	1,000	2,984	1,984
FAR
Adjusted Tangible Net Worth	$250,000	$254,739	$4,739
Liquidity	45,000	61,863	16,863
Leverage Ratio	6:1	4.9:1	44,990
FAH
Adjusted Tangible Net Worth	$300,000	$217,055	$—
Liquidity	40,000	62,539	22,539
Leverage Ratio	10:1	6.5:1	75,861
(1) The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary. We obtained financial covenant waivers as of September 30, 2023 or subsequently paid off a line of credit for not being in compliance with the adjusted tangible net worth requirements for FAH.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
As of December 31, 2022, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	December 31, 2022	Maximum Allowable Distribution(1)
FAM
Adjusted Tangible Net Worth	$100,000	$100,907	$907
Liquidity	20,000	23,368	3,368
Leverage Ratio	13:1	9.3:1	28,732
FAR
Adjusted Tangible Net Worth	$250,000	$267,067	$17,067
Liquidity	24,724	28,718	3,994
Leverage Ratio	6:1	5.3:1	31,808
FAH
Adjusted Tangible Net Worth	$300,000	$310,850	$10,850
Liquidity	45,000	52,270	7,270
Leverage Ratio	10:1	6.6:1	107,292
(1) The Maximum Allowable Distribution for any of the originations subsidiaries is the lowest of the amounts shown for the particular originations subsidiary.

16. Payables and Other Liabilities
Payables and other liabilities related to continuing operations consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued liabilities	$91,195	$56,144
GNMA reverse mortgage buyout payable	65,245	41,768
Lease liabilities	32,401	34,391
Accrued compensation expense	13,960	19,333
Deferred purchase price liabilities(1)	10,668	3,918
Repurchase reserves	5,843	158
Warrant liability (Note 6 - Fair Value)	1,438	1,117
Liability for loans eligible for repurchase from GNMA	68	15,631
Deferred tax liability, net	—	887
Derivative liabilities	—	385
Total payables and other liabilities	$220,818	$173,732
(1) As of September 30, 2023, the Company had deferred purchase price liabilities of $9.5 million related to the closing of the AAG Transaction. Refer to Note 3 - Acquisitions for additional detail.

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
As of September 30, 2023, there were no matters that the Company considered to be probable or reasonably possible for which they could estimate losses or a reasonable range of estimated losses.
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
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $0.5 million and $2.6 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $1.8 million for the three and nine months ended September 30, 2022, respectively. These expenses are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

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
For reverse mortgages, defaults on loans leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums. When a default cannot be cured, the sub-servicers manage the foreclosure process and the filing of any insurance claims with HUD. The sub-servicers have responsibility for remitting timely advances and statements to borrowers and timely and accurate claims to HUD, including compliance with local, state, and federal regulatory requirements. Although the Company has outsourced its servicing function, as the issuer, the Company has responsibility for all aspects of servicing of the HECM loans and related HMBS beneficial interests under the terms of the servicing contracts, state laws, and regulations.
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

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were $4.5 billion as of September 30, 2023 compared to $3.1 billion as of December 31, 2022. The outstanding unfunded commitments available to borrowers related to fix & flip loans were $34.1 million and $128.9 million as of September 30, 2023 and December 31, 2022, respectively. The outstanding unfunded commitments available to borrowers related to agricultural loans were $0 and $26.7 million as of September 30, 2023 and December 31, 2022, respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit.
The Company also has commitments to purchase and sell loans totaling $5.3 million and $1.7 million, respectively, as of September 30, 2023, compared to $1.7 million and $133.6 million, respectively, as of December 31, 2022.
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

19. Income Taxes
The Company’s effective tax rate on continuing operations for the three and nine months ended September 30, 2023 differs from the U.S. federal statutory rate primarily due to anticipated state statutory income tax rates, the projected mix of earnings or loss attributable to the noncontrolling interest not allocable to FoA, the impact of discrete tax items, and changes in the valuation allowance against net deferred tax assets.
The Company’s effective tax rate on continuing operations for the three and nine months ended September 30, 2022 differs from the U.S. federal statutory rate primarily due to anticipated state statutory income tax rates, the projected mix of earnings or loss attributable to the noncontrolling interest not allocable to FoA, and the impact of discrete tax items, which includes a $1.9 million charge associated with the creation of a valuation allowance against net deferred tax assets, including net operating loss carry forwards and other deferred tax assets.
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
Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2019 or prior.

20. Business Segment Reporting
The following tables are a presentation of financial information by segment (in thousands), and have been restated to reflect the new segment structure as described in Note 1 - Organization and Description of Business:

	For the three months ended September 30, 2023
	Retirement Solutions	Portfolio Management	Total Operating Segments	Corporate and Other	Eliminations	Total
REVENUES
Loss on sale and other income from loans held for sale, net	$(2,212)	$(4,772)	$(6,984)	$—	$—	$(6,984)
Net fair value gains (losses) on loans and related obligations	31,376	(84,511)	(53,135)	—	—	(53,135)
Fee income	10,983	2,473	13,456	1,354	(1,609)	13,201
Net interest expense
Interest income	—	4,118	4,118	325	—	4,443
Interest expense	—	(20,298)	(20,298)	(7,667)	—	(27,965)
Net interest expense	—	(16,180)	(16,180)	(7,342)	—	(23,522)
Total revenues	40,147	(102,990)	(62,843)	(5,988)	(1,609)	(70,440)
Total expenses	60,034	21,490	81,524	25,511	(1,609)	105,426
Impairment of other assets	—	—	—	(558)	—	(558)
Other, net	16	—	16	3,837	—	3,853
Net loss before taxes	$(19,871)	$(124,480)	$(144,351)	$(28,220)	$—	$(172,571)

Depreciation and amortization	$9,503	$30	$9,533	$421	$—	$9,954
Total assets	$309,534	$26,022,716	$26,332,250	$1,510,951	$(1,454,095)	$26,389,106

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended September 30, 2022
	Retirement Solutions	Portfolio Management	Total Operating Segments	Corporate and Other	Eliminations	Total
REVENUES
Gain (loss) on sale and other income from loans held for sale, net	$142	$(6,650)	$(6,508)	$—	$—	$(6,508)
Net fair value gains (losses) on loans and related obligations	71,204	(80,721)	(9,517)	—	(727)	(10,244)
Fee income	3,906	7,147	11,053	5,774	(6,615)	10,212
Net interest expense
Interest income	—	2,051	2,051	476	—	2,527
Interest expense	—	(26,098)	(26,098)	(7,436)	—	(33,534)
Net interest expense	—	(24,047)	(24,047)	(6,960)	—	(31,007)
Total revenues	75,252	(104,271)	(29,019)	(1,186)	(7,342)	(37,547)
Total expenses	43,369	27,463	70,832	28,891	(7,372)	92,351
Impairment of intangible assets	—	(3,800)	(3,800)	—	—	(3,800)
Other, net	24	784	808	19,690	(30)	20,468
Net income (loss) before taxes	$31,907	$(134,750)	$(102,843)	$(10,387)	$—	$(113,230)

Depreciation and amortization	$9,671	$109	$9,780	$1,105	$—	$10,885
Total assets	$356,776	$19,871,260	$20,228,036	$1,585,163	$(1,560,617)	$20,252,582

	For the nine months ended September 30, 2023
	Retirement Solutions	Portfolio Management	Total Operating Segments	Corporate and Other	Eliminations	Total
REVENUES
Loss on sale and other income from loans held for sale, net	$(5,789)	$(17,675)	$(23,464)	$—	$—	$(23,464)
Net fair value gains (losses) on loans and related obligations	88,777	(58,651)	30,126	—	—	30,126
Fee income	24,236	10,914	35,150	6,352	(8,125)	33,377
Net interest expense
Interest income	—	8,788	8,788	946	—	9,734
Interest expense	—	(68,400)	(68,400)	(22,855)	—	(91,255)
Net interest expense	—	(59,612)	(59,612)	(21,909)	—	(81,521)
Total revenues	107,224	(125,024)	(17,800)	(15,557)	(8,125)	(41,482)
Total expenses	154,325	68,407	222,732	84,601	(8,125)	299,208
Impairment of other assets	—	—	—	(558)	—	(558)
Other, net	75	—	75	2,777	—	2,852
Net loss before taxes	$(47,026)	$(193,431)	$(240,457)	$(97,939)	$—	$(338,396)

Depreciation and amortization	$31,057	$78	$31,135	$1,296	$—	$32,431
Total assets	$309,534	$26,022,716	$26,332,250	$1,510,951	$(1,454,095)	$26,389,106

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the nine months ended September 30, 2022
	Retirement Solutions	Portfolio Management	Total Operating Segments	Corporate and Other	Eliminations	Total
REVENUES
Gain (loss) on sale and other income from loans held for sale, net	$220	$(462)	$(242)	$—	$—	$(242)
Net fair value gains (losses) on loans and related obligations	254,831	(255,755)	(924)	—	(4,185)	(5,109)
Fee income	12,646	62,870	75,516	23,053	(26,344)	72,225
Net interest expense
Interest income	43	4,613	4,656	664	—	5,320
Interest expense	(54)	(63,108)	(63,162)	(20,877)	—	(84,039)
Net interest expense	(11)	(58,495)	(58,506)	(20,213)	—	(78,719)
Total revenues	267,686	(251,842)	15,844	2,840	(30,529)	(11,845)
Total expenses	141,239	96,728	237,967	109,739	(30,508)	317,198
Impairment of intangible assets	—	(3,800)	(3,800)	—	—	(3,800)
Other, net	3,276	848	4,124	33,461	21	37,606
Net income (loss) before taxes	$129,723	$(351,522)	$(221,799)	$(73,438)	$—	$(295,237)

Depreciation and amortization	$28,980	$306	$29,286	$2,783	$—	$32,069
Total assets	$356,776	$19,871,260	$20,228,036	$1,585,163	$(1,560,617)	$20,252,582

The Company operates through two operating segments: Retirement Solutions and Portfolio Management.
Retirement Solutions
Our Retirement Solutions segment is where we fulfill our goal to help older homeowners achieve their financial goals in retirement. This segment includes all loan origination activity for the Company. We originate or acquire reverse mortgage loans through our FAR operating subsidiary. This segment originates HECM and non-agency reverse mortgages. We securitize HECM into HMBS, which Ginnie Mae guarantees, and sell them in the secondary market while retaining the rights to service. Non-agency reverse mortgages, which complement the FHA HECM for higher value homes, may be sold as whole loans to investors or held for investment and pledged as collateral to securitized nonrecourse debt obligations. Non-agency reverse mortgage loans are not insured by the FHA. We originate reverse mortgage loans through a retail channel (consisting primarily of field offices and a centralized retail platform) and a third-party originator channel (consisting primarily of a network of mortgage brokers).
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the Company. As part of the vertical integration of our business, our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided by our Financial Industry Regulatory Authority ("FINRA") registered broker-dealer, allows us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and where appropriate, retain assets on the balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring earnings. The Portfolio Management segment generates revenues and earnings in the form of gains on sale of loans, fair value gains on portfolio assets, interest income, and fee income related to mortgage servicing rights, underwriting, advisory, valuation, and other ancillary services.
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
As of September 30, 2023, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $172.8 million as of September 30, 2023. FAR’s actual net worth calculated based on Ginnie Mae guidance was $248.2 million as of September 30, 2023. The minimum liquidity required of FAR by Ginnie Mae was $34.6 million as of September 30, 2023. FAR’s actual cash and cash equivalents were $60.1 million as of September 30, 2023. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement; however, FAR received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, the Company was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of September 30, 2023, FAR was in compliance with applicable requirements.
FAM
In connection with the discontinued operations of the Company’s previously reported Mortgage Originations segment, FAM has surrendered many of its mortgage origination licenses and it is expected that FAM will be in a position to surrender its remaining licenses and approvals by the end of the first quarter of 2024. Until such time, FAM is required to maintain licenses and approvals needed to wind-down the home improvement pipeline as well as the remaining portfolio of mortgage servicing rights and therefore is subject to the requirements described below until such time that the respective licenses and approvals have been surrendered.
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
Among FAM’s various capital requirements related to its outstanding mortgage origination and servicing agreements, the most restrictive of these relates to Fannie Mae and Freddie Mac's capital ratio requirement, which requires FAM to maintain a minimum adjusted net worth balance at the end of the most recent fiscal quarter of $20.9 million as of September 30, 2023. FAM’s actual net worth was $17.0 million as of September 30, 2023, and as

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
a result, FAM was not in compliance with Fannie Mae and Freddie Mac's capital ratio requirement. Further, as of September 30, 2023, FAM was also in violation of Fannie Mae's material decline in lender tangible net worth covenants. In connection with the discontinued operations of the Company’s previously reported Mortgage Originations segment, FAM voluntarily surrendered its Fannie Mae selling approval effective June 30, 2023, and further, FAM has agreed with Fannie Mae and Freddie Mac to surrender its agency approval with each related agency once the transfer of servicing of FAM's last agency mortgage loans has been completed, which is expected in the first quarter of 2024. FAM has one remaining warehouse debt arrangement and remains in compliance with the financial covenants relating to such arrangement.
In addition, FAM is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAM throughout the year. FAM is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of September 30, 2023, FAM was in compliance with applicable requirements.
FoA Securities
Finance of America Securities LLC (formerly known as Incenter Securities Group LLC) ("FoA Securities"), one of the operating service subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules, and FINRA rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, FoA Securities is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. FoA Securities is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. FoA Securities computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $250 thousand. As of September 30, 2023, FoA Securities met the minimum net capital requirement amounts and was, therefore, in compliance.
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

22. Related-Party Transactions
Promissory Notes
The Company had two Revolving Working Capital Promissory Note Agreements (the "Working Capital Promissory Notes") outstanding with BTO Urban Holdings and Libman Family Holdings, LLC, a Delaware limited liability company which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 10.0% per annum, which will increase to 15.0% per annum on May 15, 2024, and mature in November 2024. These notes had outstanding amounts of $59.1 million and $46.8 million as of September 30, 2023 and December 31, 2022, respectively, recorded within notes payable, net, in the Condensed Consolidated Statements of Financial Condition. Additionally, the Company paid $0.6 million and $1.4 million of interest related to the Working Capital Promissory Notes during the three and nine months ended September 30, 2023, respectively. The Company paid $0.1 million of interest related to the Working Capital Promissory Notes during both the three and nine months ended September 30, 2022, respectively.
Senior Notes
Related parties of FoA purchased notes in the high-yield debt offering in November 2020 in an aggregate principal amount of $135.0 million.
Equity Investment
On December 6, 2022, the Company entered into separate Stock Purchase Agreements (each, a "Stock Purchase Agreement") with each of (i) BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership – NQ ESC L.P. and BTO Urban Holdings II L.P. (collectively, the "Blackstone Investor") and (ii) Libman Family Holdings LLC (the "BL Investor" and together with the Blackstone Investor, the "Investors"). Pursuant to each such Investor’s respective Stock Purchase Agreement, on the terms and subject to the conditions set

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
forth therein, each of the Investors will purchase 10,869,566 shares of Company Class A Common Stock for an aggregate purchase price of $15.0 million (collectively, the "Equity Investments"), representing a price per share of Company Class A Common Stock equal to the volume weighted average price per share of Company Class A Common Stock on the New York Stock Exchange over the fifteen consecutive trading days ending on December 6, 2022. On March 31, 2023, in conjunction with the closing of the AAG Transaction, the 21,739,132 shares of Company Class A Common Stock were issued to the Investors for $30.0 million.

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
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share data and per share amounts):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Basic net loss per share:
Numerator
Net loss from continuing operations	$(172,468)	$(104,739)	$(337,610)	$(276,823)
Less: Loss from continuing operations attributable to noncontrolling interest(1)	(107,940)	(89,148)	(212,190)	(226,772)
Net loss from continuing operations attributable to holders of Class A Common Stock - basic	$(64,528)	$(15,591)	$(125,420)	$(50,051)

Net loss from discontinued operations	$(2,464)	$(196,961)	$(45,211)	$(256,695)
Less: Loss from discontinued operations attributable to noncontrolling interest(1)	(1,629)	(128,066)	(29,182)	(173,087)
Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$(835)	$(68,895)	$(16,029)	$(83,608)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	87,726,231	62,804,809	79,804,493	61,993,353

Basic net loss per share
Continuing operations	$(0.74)	$(0.25)	$(1.57)	$(0.81)
Discontinued operations	(0.01)	(1.10)	(0.20)	(1.35)
Basic net loss per share	$(0.75)	$(1.35)	$(1.77)	$(2.16)
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

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Diluted net loss per share:
Numerator
Net loss from continuing operations attributable to holders of Class A Common Stock - basic	$(64,528)	$(15,591)	$(125,420)	$(50,051)
Reallocation of net loss from continuing operations assuming exchange of Class A LLC Units (1)	—	(71,413)	—	(178,091)
Net loss from continuing operations attributable to holders of Class A Common Stock - diluted	$(64,528)	$(87,004)	$(125,420)	$(228,142)

Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$(835)	$(68,895)	$(16,029)	$(83,608)
Reallocation of net loss from discontinued operations assuming exchange of Class A LLC Units (1)	—	(95,569)	—	(129,310)
Net loss from discontinued operations attributable to holders of Class A Common Stock - diluted	$(835)	$(164,464)	$(16,029)	$(212,918)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	87,726,231	62,804,809	79,804,493	61,993,353
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock (2)	—	125,073,127	—	126,382,592
Additional shares under the treasury stock method (3)	—	—	—	—
Weighted average shares of Class A Common Stock outstanding - diluted (4)	87,726,231	187,877,936	79,804,493	188,375,945

Diluted net loss per share
Continuing operations	$(0.74)	$(0.46)	$(1.57)	$(1.21)
Discontinued operations	(0.01)	(0.88)	(0.20)	(1.13)
Diluted net loss per share	$(0.75)	$(1.34)	$(1.77)	$(2.34)
(1) For the three and nine months ended September 30, 2023, the effect of the elimination of the noncontrolling interest due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA was determined to be anti-dilutive under the if-converted method. As such, the effect has been excluded from the calculation of diluted net loss per share. For the three and nine months ended September 30, 2022, this adjustment assumes the reallocation of noncontrolling interest earnings, on an after-tax basis, due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA as of the beginning of the period following the if-converted method for calculating diluted net loss per share.

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

(2) The Exchange Agreement allows for the exchange of Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, on a one-for-one basis for shares of Class A Common Stock in FoA. The 141,440,057 and 135,792,679 weighted average Class A LLC Units outstanding for the three and nine months ended September 30, 2023 were determined to be anti-dilutive under the if-converted method and have been excluded from the computation of diluted loss per share for each respective period. For the three and nine months ended September 30, 2022, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, exchange their units on a one-for-one basis for shares of Class A Common Stock in FoA.

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) The Company had 2,521,909 and 1,455,205 potentially dilutive shares, under the treasury stock method, from RSUs for the three and nine months ended September 30, 2023, and none for both the three and nine months ended September 30, 2022. The potentially dilutive shares from RSUs were determined to be anti-dilutive for both the three and nine months ended September 30, 2023, and have been excluded from the computation of diluted loss per share.

The Company had 0 and 700,290 potentially dilutive shares, under the treasury stock method, from forward sale share contracts for the three and nine months ended September 30, 2023, and none for both the three and nine months ended September 30, 2022. The potentially dilutive shares from forward sale share contracts were determined to be anti-dilutive for the nine months ended September 30, 2023, and have been excluded from the computation of diluted loss per share.

(4) As part of the AAG Transaction, there are two forms of contingently issuable Class A LLC Units: 7,058,416 Units that are equity classified and indemnity holdback units totaling up to 7,142,260 Units that are liability classified. In accordance with ASC 260, Earnings Per Share, these units are not included in the diluted weighted average shares outstanding of Class A Common Stock for the three and nine months ended September 30, 2023.

24. Equity
Class A Common Stock
As of September 30, 2023, there were 92,038,371 shares of Class A Common Stock issued, consisting of 87,779,871 shares issued and outstanding and 4,258,500 unvested shares that are subject to vesting and forfeiture. The 4,258,500 unvested shares of Class A Common Stock relate to the Sponsor Earnout. The 4,258,500 unvested shares of Class A Common Stock are not entitled to receive any dividends or other distributions, do not have any other economic rights until such shares are vested, and will not be entitled to receive back dividends or other distributions or any other form of economic "catch-up" if, and when, they become vested. The holders of the 87,779,871 issued and outstanding shares of Class A Common Stock represent the controlling interest of the Company.
Pursuant to the A&R MLTIP, certain equity holders of FoA and FoA Equity are obligated to deliver a number of shares of Class A Common Stock and Class A LLC Units for restricted stock unit awards granted by the Company. During the three and nine months ended September 30, 2023, in connection with FoA’s settlement of restricted stock units into shares of Class A Common Stock and pursuant to the A&R MLTIP, these equity holders delivered 30,820 and 469,750 shares, respectively, of Class A Common Stock and 182,461 and 2,781,048 Class A LLC Units, respectively, to the Company in satisfaction of such settlement. During the three and nine months ended September 30, 2022, these equity holders delivered 97,429 and 1,373,080 shares, respectively, of Class A Common Stock and 576,810 and 3,749,057 Class A LLC Units, respectively, to the Company in satisfaction of such settlement. The delivery of shares of Class A Common Stock and Class A LLC Units to the Company offset the gross award of RSUs settled. During the three and nine months ended September 30, 2023 the Company elected to retire 113,735 and 1,553,779 shares, respectively, offsetting RSUs withheld to fund employee payroll taxes and instead funded those taxes with operating cash. During the three and nine months ended September 30, 2022, the Company elected to retire 347,861 and 2,002,192 shares, respectively, offsetting RSUs withheld to fund employee taxes and instead funded those taxes with operating cash. The future settlement of the Replacement RSUs and Earnout Rights outstanding as of September 30, 2023 will also be funded by the delivery of Class A Common Stock and Class A LLC Units from certain equity holders of FoA and FoA Equity pursuant to the A&R MLTIP.
Pursuant to the Exchange Agreement, which Bloom became a party to on March 31, 2023, the Equity Capital Unitholders may elect to exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the three and nine months ended September 30, 2023, in connection with FoA’s settlement of the exchange of Class A LLC Units for shares of Class A Common Stock and pursuant to the Exchange Agreement, certain equity holders delivered 771 and 4,852 Class A LLC Units, respectively, to the Company in exchange for the same number of shares of Class A Common Stock, respectively, in satisfaction of such settlement. During the three and nine months ended September 30, 2022 certain equity holders delivered 3,096 and 111,209 Class A LLC Units, respectively, to the Company in exchange for the same number of shares of Class A Common Stock, respectively, in satisfaction of such settlement.
Class B Common Stock
As of September 30, 2023, there are 15 shares of Class B Common Stock outstanding, all holders of which are Class A LLC Unit holders. The Class B Common Stock, par value $0.0001 per share, has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal

Finance of America Companies Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
to the aggregate number of Class A LLC Units held by such holder on all matters on which Class A Common Stock holders are entitled to vote. In consideration for the assets acquired on March 31, 2023, the Company issued to the Seller one share of Class B Common Stock (see Note 3 - Acquisitions).
Class A LLC Units
In connection with the Business Combination, the Company, FoA Equity, and the Continuing Unitholders entered into an Exchange Agreement. The Exchange Agreement sets forth the terms and conditions upon which holders of Class A LLC Units may exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. The Equity Capital Unitholders' ownership of Class A LLC Units represents the noncontrolling interest of the Company, which is accounted for as permanent equity in the Condensed Consolidated Statements of Financial Condition. As of September 30, 2023, there were 229,140,262 Class A LLC Units outstanding. Of the 229,140,262 Class A LLC Units outstanding, 87,779,871 are held by the Class A Common Stock shareholders and 141,360,391 are held by the noncontrolling interest of the Company, including 19,692,990 issued to the Seller in consideration for the assets acquired on March 31, 2023. Additionally, the Seller is entitled to equity consideration comprised of two forms of contingently issuable Class A LLC Units: 7,058,416 Units that are equity classified and indemnity holdback units totaling up to 7,142,260 Units that are liability classified (see Note 3 - Acquisitions).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors. Except where the context otherwise requires, the terms “Finance of America Companies,” “Finance of America,” “FoA,” the “Company,” “we,” “us,” or “our” refer to the business of Finance of America Companies Inc. and its consolidated subsidiaries. References to “FoA Equity” are to Finance of America Equity Capital LLC, a Delaware limited liability company, that the Company controls in an “UP-C” structure.

Overview
Finance of America Companies Inc. is a financial services holding company which, through its operating subsidiaries, is a modern retirement solutions platform that provides customers with access to an innovative range of retirement offerings centered on the home. In addition, FoA offers capital markets and portfolio management capabilities to optimize distribution to investors.
For the first three fiscal quarters of 2022, our Company was principally focused on offering (1) loan products throughout the United States ("U.S."), including reverse mortgage loans, traditional mortgage loans, and business purpose loans to residential real estate investors, as well as home improvement loans, and (2) complimentary lender services such as title insurance and settlement services to mortgage businesses. However, during the fourth quarter of 2022 and the first, second, and third quarters of 2023, the Company has exited multiple business lines, including its traditional mortgage lending segment, its commercial lending segment, its home improvement lending business, and its lender services businesses in order to develop a streamlined retirement solutions business.
Our strategy and long-term growth initiatives are built upon a few key fundamental factors:
•We are in the process of focusing and growing our core businesses, which benefit from a shared set of demographic and economic tailwinds. We believe we can more effectively dispatch our innovative suite of solutions to help older homeowners achieve their retirement goals through the use of home equity.
•We seamlessly connect borrowers with investors. Our consumer-facing business leaders interface directly with the investor-facing professionals in our Portfolio Management segment, facilitating the development of attractive lending solutions for our customers with the confidence that the loans we generate can be efficiently and profitably sold to a deep pool of investors. While we often retain a future performance-based participation in the underlying cash flows of our loan products, we seek to programmatically and profitably monetize our loan products through a variety of investor channels, which minimizes capital at risk.
•We distribute our products through multiple channels, including through new channels as a result of the recent asset acquisition from American Advisors Group, a California corporation, now known as Bloom Retirement Holdings Inc. ("AAG/Bloom"), and utilize flexible technology platforms in order to scale our businesses and manage costs efficiently.
We have launched several non-agency reverse mortgage products targeted for the U.S. senior population and have plans for additional innovative products to satisfy this vast and largely underserved market. We are a leader in this market, and we are focused on developing and offering products for borrowers who use the reverse product as a retirement planning tool. We believe our commitment to customer service coupled with our involvement in the loan process throughout its life cycle gives us the ability to deliver a value proposition unmatched in the industry.
Our Portfolio Management segment provides structuring and product development expertise, allowing innovation and improved visibility of execution for our originations, as well as broker/dealer and institutional asset management capabilities. These capabilities allowed us to complete sales of our loan products via securitizations in the first, second, and third quarters of 2023, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.
See Note 1 - Organization and Description of Business in the Notes to Condensed Consolidated Financial Statements for discussion of recent actions affecting the overall go-forward business operations.

American Advisors Group Transaction
On March 31, 2023, Finance of America Reverse LLC (“FAR”) acquired a majority of the assets and certain of the liabilities of AAG/Bloom, including, among other things, certain residential reverse mortgage loans and the right to service certain mortgage loans originated pursuant to the Federal Housing Administration’s Home Equity Conversion Mortgage program, pursuant to (i) an Asset Purchase Agreement, dated as of December 6, 2022 (the “Original Asset Purchase Agreement” and as amended by the Closing Amendment Agreement (as defined below), the “Asset Purchase Agreement”), by and between the Company, Finance of America Equity Capital LLC, a Delaware limited liability company (“FoA Equity”), FAR, AAG/Bloom and, for the limited purposes described therein, Reza Jahangiri, an individual residing in the State of California (the “AAG Principal”), (ii) a Servicing Rights Purchase and Sale Agreement, dated as of December 6, 2022 (as amended, the “MSR Purchase Agreement”), by and between FAR and AAG/Bloom and (iii) a Loan Sale Agreement, dated as of December 6, 2022 (as amended, the “Mortgage Loan Purchase Agreement” and collectively with the Asset Purchase Agreement and MSR Purchase Agreement, the “AAG Purchase Agreements”), by and between FAR and AAG/Bloom (such acquisition, the “AAG Transaction”).
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

Our Segments
In the first quarter of 2023, we realigned our business to operate through two operating segments: Retirement Solutions and Portfolio Management. See Note 1 - Organization and Description of Business in the Notes to Condensed Consolidated Financial Statements for more information about our reorganization and realignment of our reportable segments.

Retirement Solutions
Our Retirement Solutions segment is where we fulfill our goal to help older homeowners achieve their financial goals in retirement. This segment includes all loan origination activity for the Company. We originate or acquire reverse mortgage loans through our FAR operating subsidiary. This segment originates home equity conversion mortgages ("HECM") and non-agency reverse mortgages. We securitize HECM into Home Equity Conversion Mortgage-Backed Securities ("HMBS"), which the Government National Mortgage Association ("Ginnie Mae") guarantees, and sell them in the secondary market while retaining the rights to service. Non-agency reverse mortgages, which complement the Federal Housing Administration ("FHA") HECM for higher value homes, may be sold as whole loans to investors or held for investment and pledged as collateral to securitized nonrecourse debt obligations. Non-agency reverse mortgage loans are not insured by the FHA. We originate reverse mortgage loans through a retail channel (consisting primarily of field offices and a centralized retail platform) and a third-party originator ("TPO") channel (consisting primarily of a network of mortgage brokers).
On March 31, 2023, the Company completed the acquisition of the assets and operations of AAG/Bloom, a leading reverse mortgage lender, and the combined operations made FoA the leading U.S. reverse mortgage originator. Refer to the Company’s Current Report on Form 8-K, filed with the SEC on April 3, 2023, for additional information.
On August 31, 2023, the Company's indirect subsidiary, Finance of America Mortgage LLC ("FAM"), entered into an agreement to sell certain operational assets of the Home Improvement channel. This transaction closed on September 15, 2023. The Company is now in the process of winding down its Home Improvement channel and expects to close the remaining pipeline of home improvement loans by the end of March 2024. The wind-down of the Home Improvement channel is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the operations of the Home Improvement channel are reported as part of the Company's Retirement Solutions segment rather than as discontinued operations.
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the Company. As part of the vertical integration of our business, our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided by our Financial Industry Regulatory Authority-registered broker-dealer, allows us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and, where appropriate, retain assets on the balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring earnings. The Portfolio Management segment generates revenues and earnings in the form of gains on sale of loans, fair value gains on portfolio assets, interest income, and fee income related to mortgage servicing rights ("MSR"), underwriting, advisory, valuation, and other ancillary services.
See the Segment Results section below and Note 20 - Business Segment Reporting in the Notes to Condensed Consolidated Financial Statements for additional financial information about our segments.

Business Trends and Conditions
There are several key factors and trends affecting our results of operations. A summary of key factors impacting our revenues include:
•prevailing interest rates which impact loan origination volume, with declining interest rates leading to increases in volume, and an increasing interest rate environment leading to decreases in volume;
•our ability to successfully and timely integrate the retail platform of American Advisors Group;
•housing market trends which also impact loan origination volume, with a strong housing market leading to higher loan origination volume, and a weak housing market leading to lower loan origination volume;
•demographic and housing stock trends which impact the addressable market size;
•movement of market interest rates and yields required by investors, with the increasing of market interest rates and yields generally having negative impacts on the fair value of our financial assets, and the decreasing of market interest rates and yields generally having positive impacts on the fair value of our financial assets;
•increases or decreases in default status of loans and prepayment speeds; and

•broad economic factors such as the strength and stability of the overall economy, including sustained higher or lower interest rates and inflation, the unemployment level, and real estate values.
Other factors that may affect our cost base include trends in salaries and benefits costs, sales commissions, technology, rent, legal, compliance, and other general and administrative costs. Management continually monitors these costs through operating plans.

Other Recent Events
During the year ended December 31, 2022, the Federal Reserve shifted its COVID-era monetary policies from a focus on low interest rates to higher interest rates and scaled back certain of the measures in an effort to combat inflationary pressures in the U.S. During 2022, the reopening of global economies and the ongoing Ukrainian-Russian conflict had, among other things, caused global supply chain issues and oil and other commodity price increases. These global macroeconomic events (among others) have in turn contributed to significant increases in consumer prices in the U.S. The Consumer Price Index for All Urban Consumers, a widely followed inflation gauge published by the Bureau of Labor Statistics, increased 7.0% from December 2021 to December 2022, its highest rate in nearly 40 years. The general effects of inflation on the economy of the United States can be wide ranging, evidenced by rising wages and rising costs of consumer goods and necessities. On March 16, 2022, in an effort to tamp down inflationary pressures, the Federal Reserve increased interest rates for the first time since December 2018 and signaled future rate increases. Subsequently, the Federal Reserve increased rates again in May, June, July, September, November, and December of 2022, and has continued with rate increases in February, March, May, and July of 2023 to combat continued inflationary pressures. The latest increase in July of 2023 resulted in the Federal Reserve increasing the federal funds targeted rate by 0.25% to a targeted range of 5.25%-5.50%. Additionally, the Federal Reserve continues to decrease or pause purchases of government and mortgage-related bonds. Volatility in market conditions, resulting from the foregoing events have caused and may continue to cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market, the fair market value of the assets on our balance sheet, and price transparency of real estate related or asset-backed assets.
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

Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations may not be comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors that may impact the comparability of our results of operations.
Discontinued Operations
The Company reevaluated its business strategy and implemented a series of transformational actions to restructure the organization into a modern retirement solutions platform. This plan included the wind-down of the previously reported Mortgage Originations segment, other than the Home Improvement channel, and sale of the previously reported Commercial Originations and Lender Services segments, with the exception of its Incenter Solutions LLC operating service subsidiary. This constitutes a strategic shift that has or will have a major effect on our operations and financial results. As such, starting with the first fiscal quarter of our 2023 Form 10-Q, results of our previously reported Mortgage Originations, Commercial Originations, and Lender Services segments, excluding the Home

Improvement channel and Incenter Solutions LLC, are reported as discontinued operations for all periods presented in accordance with ASC 205, Presentation of Financial Statements. Refer to Note 1 - Organization and Description of Business and Note 4 - Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for additional information.
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

Results of Operations
Overview
The following tables present selected financial data for the three and nine months ended September 30, 2023 and 2022.
Consolidated Results
The following table summarizes our consolidated operating results from continuing operations (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Loss on sale and other income from loans held for sale, net	$(6,984)	$(6,508)	$(23,464)	$(242)
Net fair value gains (losses) on loans and related obligations	(53,135)	(10,244)	30,126	(5,109)
Fee income	13,201	10,212	33,377	72,225
Net interest expense	(23,522)	(31,007)	(81,521)	(78,719)
Total revenues	(70,440)	(37,547)	(41,482)	(11,845)
Total expenses	105,426	92,351	299,208	317,198
Impairment of intangibles and other assets	(558)	(3,800)	(558)	(3,800)
Other, net	3,853	20,468	2,852	37,606
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(172,571)	$(113,230)	$(338,396)	$(295,237)

Net fair value gains (losses) on loans and related obligations
Certain of our financial instruments are valued utilizing a process that combines the use of a discounted cash flow ("DCF") model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments are recorded as a gain or loss in net fair value gains (losses) on loans and related obligations in the Condensed Consolidated Statements of Operations.

The following table summarizes the components of net fair value gains (losses) on loans and related obligations (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Net origination gains	$31,376	$71,204	$88,777	$254,831
Net fair value gains from portfolio activity(1)	37,938	46,565	113,517	131,567
Net fair value losses from changes in market inputs or model assumptions	(122,449)	(128,013)	(172,168)	(391,507)
Net fair value gains (losses) on loans and related obligations	$(53,135)	$(10,244)	$30,126	$(5,109)
(1) This line item includes realization of interest income and interest expense related to loans held for investment and securitization trusts, runoff, and modeled portfolio amortization attributable to realization of net servicing fees and interest margin.

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
The following table provides an analysis of all components of NIM (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Interest income on reverse and commercial loans	$426,259	$228,896	$1,125,227	$582,350
Interest expense on HMBS and nonrecourse obligations	(357,003)	(168,101)	(915,532)	(417,670)
Net interest margin included in net fair value gains on mortgage loans (1)	69,256	60,795	209,695	164,680
Interest income on mortgage loans held for sale	4,118	2,051	8,788	4,656
Interest expense on warehouse lines of credit	(20,298)	(26,098)	(68,400)	(63,162)
Other interest income	325	476	946	664
Non-funding debt and other interest expense	(7,667)	(7,436)	(22,855)	(20,877)
Net interest expense	(23,522)	(31,007)	(81,521)	(78,719)
NET INTEREST MARGIN	$45,734	$29,788	$128,174	$85,961
(1) Net interest margin included in net fair value gains on mortgage loans includes interest income and expense on all reverse and commercial loans and their related nonrecourse obligations. Interest income on mortgage loans and interest expense on warehouse lines of credit are classified in net interest expense. See Note 2 - Summary of Significant Accounting Policies within the consolidated financial statements in the Company's Form 10-K filed with the SEC on March 16, 2023 for additional information on the Company’s accounting related to reverse and commercial mortgage loans.

For the three months ended September 30, 2023 versus the three months ended September 30, 2022
Net loss from continuing operations before taxes increased $59.3 million or 52.4% primarily as a result of the following:
•Net fair value gains (losses) on loans and related obligations worsened $42.9 million primarily as a result of lower net originations gains during the three months ended September 30, 2023. The Retirement Solutions segment recognized $31.4 million in net origination gains on originations of $470.0 million of reverse mortgage loans for the three months ended September 30, 2023 compared to $71.2 million in net origination gains on originations of $1.1 billion of reverse mortgage loans for the comparable 2022 period. The decrease in net origination gains in the Retirement Solutions segment was due to lower reverse mortgage loan origination volume during the three months ended September 30, 2023, primarily due to higher interest rates, which was partially offset by higher margins.
•Net interest expense decreased $7.5 million or 24.1% primarily due to lower average outstanding balances on warehouse lines of credit during the three months ended September 30, 2023 compared to the 2022 period, which was partially offset by higher cost of funds.
•Total expenses increased $13.1 million or 14.2% primarily due to higher general and administrative expenses due to an increase in business development expenses and other general and administrative expenses from the onboarded infrastructure of the AAG platform and investments in future growth for the three months ended September 30, 2023 when compared to the 2022 period.
•Other, net, decreased $16.6 million or 81.2% primarily due to the remeasurement of the TRA obligation in the three months ended September 30, 2022.

For the nine months ended September 30, 2023 versus the nine months ended September 30, 2022
Net loss from continuing operations before taxes increased $43.2 million or 14.6% primarily as a result of the following:
•Loss on sale and other income from loans held for sale, net, increased $23.2 million, primarily due to changes in fair value on commercial and home improvement loans sold during the nine months ended September 30, 2023, compared to the 2022 period due to market volatility and widening spreads.
•Net fair value gains (losses) on loans and related obligations improved $35.2 million primarily as a result of lower total fair value losses from market inputs or model assumptions partially offset by lower net origination gains and lower net fair value gains from portfolio activity. The decrease in fair value losses from changes in market inputs or model assumptions was primarily related to a change in discount rate assumptions on long-term assets and liabilities for the nine months ended September 30, 2023 compared to the 2022 period. See Note 6 - Fair Value within the condensed consolidated financial statements for additional information on assumptions impacting the value of our loans held for investment. The Retirement Solutions segment recognized $88.8 million in net origination gains on originations of $1.2 billion of reverse mortgage loans for the nine months ended September 30, 2023 compared to $254.8 million in net origination gains on originations of $4.2 billion of reverse mortgage loans for the comparable 2022 period. The decrease in net origination gains in the Retirement Solutions segment was due to lower reverse mortgage loan origination volumes, partially offset by higher margins associated with the increase in volumes from the AAG retail platform during the nine months ended September 30, 2023. The reduction in net fair value gains from portfolio activity was due to the decreased net carrying value on the loans held for investment portfolio.
•Fee income decreased $38.8 million or 53.8% primarily related to lower service fee income and lower fair market value gains on the mortgage servicing rights ("MSR") portfolio due to a much lower MSR balance for the nine months ended September 30, 2023.
•Net interest expense increased $2.8 million or 3.6% as a result of higher cost of funds on warehouse lines of credit partially offset by lower average balances during the nine months ended September 30, 2023.
•Total expenses decreased $18.0 million or 5.7% due to lower salaries, benefits, and related expenses combined with decreased general and administrative expenses primarily as a result of our lower average headcount, lower origination volume, and general cost-cutting measures for the nine months ended September 30, 2023.
•Other, net, decreased $34.8 million or 92.4% primarily due to the remeasurement of the TRA obligation in the nine months ended September 30, 2022.

SEGMENT RESULTS
Revenues generated on inter-segment services performed are valued based on estimated market value. Revenues and fees are directly allocated to their respective segments at the time services are performed. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the three and nine months ended September 30, 2023 and 2022. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.

Retirement Solutions Segment
The following table summarizes our Retirement Solutions segment's results (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Gain (loss) on sale and other income from loans held for sale, net	$(2,212)	$142	$(5,789)	$220
Net origination gains	31,376	71,204	88,777	254,831
Fee income	10,983	3,906	24,236	12,646
Net interest expense	—	—	—	(11)
Total revenues	40,147	75,252	107,224	267,686
Total expenses	60,034	43,369	154,325	141,239
Other, net	16	24	75	3,276
NET INCOME (LOSS) BEFORE INCOME TAXES	$(19,871)	$31,907	$(47,026)	$129,723

Our Retirement Solutions segment generates its revenues primarily from the origination of reverse mortgage loans, including loans insured by FHA and non-agency reverse mortgage loans. Revenues from our Retirement Solutions segment include both our initial estimate of net origination gains from reverse mortgage loans, which is determined by utilizing quoted prices on similar securities or internally-developed models utilizing observable market inputs, in addition to fees earned at the time of origination of the associated loans. We elect to account for all originated loans at fair value. The loans are immediately transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in revenues of our Portfolio Management segment until final disposition.

On August 31, 2023, FAM entered into an agreement to sell certain operational assets of the Home Improvement channel. This transaction closed on September 15, 2023. The Company is now in the process of winding down its Home Improvement channel and expects to close the remaining pipeline of home improvement loans by the end of March 2024. The wind-down of the Home Improvement channel is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the operations of the Home Improvement channel are reported as part of the Company's Retirement Solutions segment rather than as discontinued operations.

KEY METRICS
The following table provides a summary of our Retirement Solutions segment's key metrics (dollars in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Reverse mortgage loan origination volume
Total loan origination volume - new originations(1)	$469,961	$1,135,118	$1,179,017	$4,189,913
Total loan origination volume - tails(2)	293,399	164,722	759,513	482,172
Total loan origination volume	$763,360	$1,299,840	$1,938,530	$4,672,085
Total loan origination volume - new origination units	2,776	3,215	6,357	11,761

Reverse mortgage loan origination volume - new originations by channel(3)
Retail	$211,506	$141,533	$444,974	$588,718
TPO	258,455	993,585	734,043	3,601,195
Total reverse mortgage loan origination volume - new originations by channel	$469,961	$1,135,118	$1,179,017	$4,189,913

Home improvement loan origination volume
Total loan origination volume	$41,883	$69,321	$136,344	$184,401
Total loan origination volume - units	3,277	5,831	10,970	15,588
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

Revenues
In the table below is a summary of the components of our Retirement Solutions segment's total revenues (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Gain (loss) on sale and other income from loans held for sale, net	$(2,212)	$142	$(5,789)	$220
Net origination gains:
Retail	17,637	12,328	41,948	45,818
TPO	27,428	100,515	80,836	384,493
Acquisition costs	(13,689)	(41,639)	(34,007)	(175,480)
Total net origination gains	31,376	71,204	88,777	254,831
Fee income	10,983	3,906	24,236	12,646
Net interest expense	—	—	—	(11)
Total revenues	$40,147	$75,252	$107,224	$267,686

For the three months ended September 30, 2023 versus the three months ended September 30, 2022
Total revenues decreased $35.1 million or 46.6% as a result of the following:
•Net origination gains decreased $39.8 million or 55.9% as a result of lower reverse mortgage loan origination volume during the three months ended September 30, 2023, primarily due to higher interest rates, which was partially offset by higher margins. We originated $470.0 million of reverse mortgage loans during the three months ended September 30, 2023, a decrease of 58.6%, compared to $1.1 billion for the comparable 2022 period. During the three months ended September 30, 2023, the weighted average margin on reverse mortgage loan production was 6.68% compared to 6.27% during the comparable 2022 period. Retail net origination gains improved $5.3 million with the increase in volume through the AAG retail platform.
•Fee income increased $7.1 million due to loan origination fees through the AAG retail platform.

For the nine months ended September 30, 2023 versus the nine months ended September 30, 2022
Total revenues decreased $160.5 million or 59.9% as a result of the following:
•Net origination gains decreased $166.1 million or 65.2% as a result of lower reverse mortgage loan origination volumes, partially offset by higher margins associated with the increase in volumes from the AAG retail platform during the nine months ended September 30, 2023. We originated $1.2 billion of reverse mortgage loans for the nine months ended September 30, 2023, a decrease of 71.9%, compared to $4.2 billion for the comparable 2022 period. During the nine months ended September 30, 2023, the weighted average margin on production was 7.53% compared to 6.08% in 2022, an increase of 1.45% due to the increase in retail production mix associated with the onboarding of the AAG retail platform.
•Fee income increased $11.6 million due to loan origination fees through the AAG retail platform.

Expenses
In the table below is a summary of the components of our Retirement Solutions segment's total expenses (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Salaries and bonuses	$25,659	$21,516	$65,783	$70,802
Other salary related expenses	2,609	2,125	6,525	6,864
Total salaries, benefits, and related expenses	28,268	23,641	72,308	77,666

Loan origination fees	2,352	2,599	6,174	7,355
Professional fees	176	1,035	3,372	3,316
Business development expenses	11,932	2,676	21,965	11,215
Other general and administrative expenses	16,492	12,981	48,295	40,236
Total general and administrative expenses	30,952	19,291	79,806	62,122

Occupancy, equipment rentals, and other office related expenses	814	437	2,211	1,451
Total expenses	$60,034	$43,369	$154,325	$141,239

For the three months ended September 30, 2023 versus the three months ended September 30, 2022
Total expenses increased $16.7 million or 38.4% as a result of the following:
•Total salaries, benefits, and related expenses increased $4.6 million or 19.6% primarily due to an increase in average headcount for the three months ended September 30, 2023 at 670 compared to 525 for the 2022 period related to the onboarding of the AAG platform. This was partially offset by lower production-related compensation during the three months ended September 30, 2023.
•General and administrative expenses increased $11.7 million or 60.4% primarily due to an increase in business development expenses and other general and administrative expenses from the onboarded infrastructure of the AAG platform and investments in future growth for the three months ended September 30, 2023 when compared to the 2022 period.

For the nine months ended September 30, 2023 versus the nine months ended September 30, 2022
Total expenses increased $13.1 million or 9.3% as a result of the following:
•Total salaries, benefits, and related expenses decreased $5.4 million or 6.9% primarily due to lower production-related compensation during the nine months ended September 30, 2023. This was partially offset by an increase in average headcount for the nine months ended September 30, 2023 at 573 compared to 556 for the 2022 period related to the onboarding of the AAG platform.
•General and administrative expenses increased $17.7 million or 28.5% primarily due to an increase in business development expenses and other general and administrative expenses from the onboarded infrastructure of the AAG platform, and investments in future growth for the nine months ended September 30, 2023 when compared to the 2022 period.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment's results (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Loss on sale and other income from loans held for sale, net	$(4,772)	$(6,650)	$(17,675)	$(462)
Net fair value losses on loans and related obligations	(84,511)	(80,721)	(58,651)	(255,755)
Fee income	2,473	7,147	10,914	62,870
Net interest expense	(16,180)	(24,047)	(59,612)	(58,495)
Total revenues	(102,990)	(104,271)	(125,024)	(251,842)
Total expenses	21,490	27,463	68,407	96,728
Impairment of intangible assets	—	(3,800)	—	(3,800)
Other, net	—	784	—	848
NET LOSS BEFORE INCOME TAXES	$(124,480)	$(134,750)	$(193,431)	$(351,522)

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
Net fair value gains and losses in our Portfolio Management segment include fair value adjustments related to the following assets and liabilities:
•Loans held for investment, subject to HMBS related obligations, at fair value
•Loans held for investment, subject to nonrecourse debt, at fair value
•Loans held for investment, at fair value
•Loans held for sale, at fair value(1)
•Derivative assets and liabilities
•HMBS related obligations, at fair value; and
•Nonrecourse debt, at fair value.
(1) Net fair value gains and losses in our Portfolio Management segment for loans held for sale only include fair value adjustments related to loans originated.

KEY METRICS
The following table provides a summary of the assets and liabilities under management by our Portfolio Management segment (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$27,136	$37,964
Restricted cash	216,273	177,814
Loans held for investment, subject to HMBS related obligations, at fair value	17,185,552	11,114,100
Loans held for investment, subject to nonrecourse debt, at fair value	7,912,759	7,454,638
Loans held for investment, at fair value	467,319	907,998
MSR, at fair value	7,944	95,096
Other assets, net	181,777	224,385
Total long-term investment assets	25,998,760	20,011,995

Loans held for sale, at fair value	23,956	173,984
Total earning assets	26,022,716	20,185,979

HMBS related obligations, at fair value	16,978,168	10,996,755
Nonrecourse debt, at fair value	7,812,570	7,343,177
Other financing lines of credit	852,813	1,327,634
Payables and other liabilities	110,704	82,175
Total financing of portfolio	25,754,255	19,749,741

Net carrying value of earning assets	$268,461	$436,238

The following table provides a summary of our Portfolio Management segment's key metrics (dollars in thousands):

	September 30, 2023	December 31, 2022
Reverse Mortgages
Loan count	91,763	62,879
Active unpaid principal balance ("UPB")	$24,368,016	$17,914,422
Due and payable	456,750	334,303
Foreclosure	520,621	489,261
Claims pending	127,161	103,408
Ending UPB	$25,472,548	$18,841,394
Average UPB	$278	$300
Weighted average coupon	7.20%	6.11%
Weighted average age (in months)	39	41
Percentage in foreclosure	2.0%	2.6%

MSR Portfolio
Loan count	3,416	27,037
Ending UPB	$1,073,680	$8,602,338
Average UPB	$314	$318
Weighted average coupon	3.72%	3.59%
Weighted average age (in months)	24	18
Weighted average FICO credit score	762	752
90+ day delinquency rate	0.4%	0.5%
Total prepayment speed	7.7%	6.5%

Commercial (Single Rental Loan ("SRL")/Portfolio/Fix & Flip ("F&F"))
Loan count	785	2,848
Ending UPB	$166,146	$599,346
Average UPB	$212	$210
Weighted average coupon	9.63%	8.43%
Weighted average loan age (in months)	19	8
SRL/Portfolio conditional prepayment rate	0.3%	0.9%
SRL/Portfolio non-performing (60+ days past due)	10.0%	1.0%
F&F single month mortality	8.8%	8.1%
F&F non-performing (60+ days past due)	13.7%	7.4%

Agricultural Loans
Loan count	14	60
Ending UPB	$33,250	$123,108
Average UPB	$2,375	$2,052
Weighted average coupon	7.08%	7.08%
Weighted average loan age (in months)	9	9

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Investment and Capital Markets
Number of structured deals	1	2	4	6
Structured deals (size in notes)	$544,052	$777,157	$1,895,536	$2,726,771
Number of whole-loan trades	7	3	30	27
UPB of whole-loan trades	$72,719	$192,578	$328,447	$831,014
Revenues
In the table below is a summary of the components of our Portfolio Management segment's total revenues (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
REVENUES
Loss on sale and other income from loans held for sale, net	$(4,772)	$(6,650)	$(17,675)	$(462)
Net fair value gains (losses) on loans and related obligations:
Net fair value gains from portfolio activity(1)	37,938	46,565	113,517	131,567
Net fair value losses from changes in market inputs or model assumptions	(122,449)	(127,286)	(172,168)	(387,322)
Total net fair value losses on loans and related obligations	(84,511)	(80,721)	(58,651)	(255,755)
Net interest expense	(16,180)	(24,047)	(59,612)	(58,495)
Fee income:
Servicing income (MSR)	434	3,671	2,391	52,173
Underwriting, advisory, and valuation fees	—	86	—	875
Other fees	2,039	3,390	8,523	9,822
Total fee income	2,473	7,147	10,914	62,870
Total revenues	$(102,990)	$(104,271)	$(125,024)	$(251,842)
(1) This line item includes realization of interest income and interest expense related to loans held for investment and securitization trusts, runoff, and modeled portfolio amortization attributable to realization of net servicing fees and interest margin.
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

The following table provides an analysis of all components of NIM (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Interest income on reverse and commercial loans	$426,259	$228,896	$1,125,227	$582,350
Interest expense on HMBS and nonrecourse obligations	(357,003)	(168,101)	(915,532)	(417,670)
Net interest margin included in net fair value gains on mortgage loans(1)	69,256	60,795	209,695	164,680
Interest income on mortgage loans held for sale	4,118	2,051	8,788	4,613
Interest expense on warehouse lines of credit	(20,298)	(26,098)	(68,400)	(63,108)
Net interest expense	(16,180)	(24,047)	(59,612)	(58,495)
NET INTEREST MARGIN	$53,076	$36,748	$150,083	$106,185
(1) Net interest margin included in net fair value gains on mortgage loans includes interest income and expense on all reverse and commercial loans and their related nonrecourse obligations. Interest income on mortgage loans and interest expense on warehouse lines of credit are classified in net interest expense. See Note 2 - Summary of Significant Accounting Policies within the consolidated financial statements in the Company's Form 10-K filed with the SEC on March 16, 2023 for additional information on the Company’s accounting related to reverse and commercial mortgage loans.

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

For the three months ended September 30, 2023 versus the three months ended September 30, 2022
Total revenues improved $1.3 million as a result of the following:
•Loss on sale and other income from loans held for sale, net, improved $1.9 million primarily due to higher losses associated with the fair value of commercial loans held for sale during the 2022 period compared to the three months ended September 30, 2023.
•Net fair value gains from portfolio activity decreased $8.6 million primarily due to the decreased net carrying value on the loans held for investment portfolio. The lower net fair value gains from portfolio activity was partially offset by a $4.8 million or 3.8% decrease in net fair value losses from changes in market inputs or model assumptions due to larger fair value adjustments during the 2022 period compared to the three months ended September 30, 2023. For both periods, these net fair value losses were due to changes in market discount rate assumptions on long-term assets and liabilities.
•Net interest expense decreased $7.9 million or 32.7% primarily due to lower average outstanding balances on our financing lines of credit during the three months ended September 30, 2023 compared to the 2022 period, which was partially offset by higher cost of funds.
•Fee income decreased $4.7 million primarily related to a lower service fee income on the MSR portfolio due to a much lower MSR balance for the three months ended September 30, 2023 compared to the 2022 period.

For the nine months ended September 30, 2023 versus the nine months ended September 30, 2022
Total revenues improved $126.8 million as a result of the following:
•Loss on sale and other income from loans held for sale, net, increased $17.2 million, primarily due to changes in fair value on commercial and home improvement loans sold during the nine months ended September 30, 2023, compared to the 2022 period due to market volatility and widening spreads.
•Net fair value losses from changes in market inputs or model assumptions decreased $215.2 million due to lower total fair value adjustments related predominantly to market discount rate assumptions on long-term assets and liabilities for the nine months ended September 30, 2023 compared to the 2022 period. These lower fair value losses were partially offset by a $18.1 million decrease in net fair value gains from portfolio activity due to the decreased net carrying value on the loans held for investment portfolio.
•Fee income decreased $52.0 million primarily related to lower service fee income and lower fair market value gains on the MSR portfolio due to a much lower MSR balance for the nine months ended September 30, 2023 compared to the 2022 period.

Expenses
In the table below is a summary of the components of our Portfolio Management segment's total expenses (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Salaries and bonuses	$4,465	$9,138	$16,534	$30,823
Other salary related expenses	771	672	2,358	2,705
Total salaries, benefits, and related expenses	5,236	9,810	18,892	33,528

Securitization expenses	3,180	4,793	10,777	17,832
Servicing related expenses	8,000	7,488	23,274	25,813
Other general and administrative expenses	4,917	5,180	15,019	18,974
Total general and administrative expenses	16,097	17,461	49,070	62,619

Occupancy, equipment rentals, and other office related expenses	157	192	445	581
Total expenses	$21,490	$27,463	$68,407	$96,728

For the three months ended September 30, 2023 versus the three months ended September 30, 2022
Total expenses decreased $6.0 million or 21.7% as a result of the following:
•Salaries, benefits, and related expenses decreased $4.6 million or 46.6% as a result of lower average headcount and a decrease in incentive stock compensation during the three months ended September 30, 2023 compared to the 2022 period. Average headcount for the three months ended September 30, 2023 was 71 compared to 104 for the 2022 period.
•General and administrative expenses decreased $1.4 million or 7.8% primarily due to a decrease in securitization expenses as a result of a smaller structured deal size during the three months ended September 30, 2023 compared to the 2022 period.

For the nine months ended September 30, 2023 versus the nine months ended September 30, 2022
Total expenses decreased $28.3 million or 29.3% as a result of the following:
•Salaries, benefits, and related expenses decreased $14.6 million or 43.7% primarily due to a decrease in average headcount and a decrease in incentive stock compensation during the first nine months of 2023 compared to 2022. Average headcount was 74 for the nine months ended September 30, 2023 and 117 for the comparable 2022 period.
•General and administrative expenses decreased $13.5 million or 21.6% primarily due to a decrease in fees related to the securitization of assets into nonrecourse securitizations as a result of fewer transactions during the nine months ended September 30, 2023 compared to the 2022 period.

Corporate and Other
Our Corporate and Other segment consists of our corporate services groups. These groups support our operating segments, and the cost of services directly supporting the operating segments are allocated to those operating segments on a cost-of-service basis. Enterprise-focused Corporate and Other expenses that are not incurred in direct support of the operating segments are kept unallocated within our Corporate and Other segment.
The following table summarizes our Corporate and Other segment's results (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Fee income	$1,354	$5,774	$6,352	$23,053
Net interest expense	(7,342)	(6,960)	(21,909)	(20,213)
Total revenues	(5,988)	(1,186)	(15,557)	2,840
Total expenses	25,511	28,891	84,601	109,739
Impairment of other assets	(558)	—	(558)	—
Other, net	3,837	19,690	2,777	33,461
NET LOSS BEFORE INCOME TAXES	$(28,220)	$(10,387)	$(97,939)	$(73,438)

In the table below is a summary of the components of our Corporate and Other segment's total expenses (in thousands):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Salaries and bonuses	$17,064	$31,044	$60,211	$110,842
Other salary related expenses	5,610	4,417	14,261	13,724
Shared services - payroll allocations	(7,621)	(22,633)	(25,203)	(71,455)
Total salaries, benefits, and related expenses	15,053	12,828	49,269	53,111

Communication and data processing	4,974	5,873	16,572	15,577
Professional fees	3,860	5,002	8,265	20,191
Other general and administrative expenses	662	6,870	7,746	25,302
Shared services - general and administrative allocations	(164)	(2,629)	(1,154)	(7,875)
Total general and administrative expenses	9,332	15,116	31,429	53,195

Occupancy, equipment rentals, and other office related expenses	1,126	947	3,903	3,433
Total expenses	$25,511	$28,891	$84,601	$109,739

For the three months ended September 30, 2023 versus the three months ended September 30, 2022
Total revenues decreased $4.8 million as a result of the following:
•Fee income decreased $4.4 million primarily related to the decline in services provided by the Company's operational fulfillment services team. During the three months ended September 30, 2023, the Company ceased the operations of the fulfillment services team.
Total expenses decreased $3.4 million or 11.7% as a result of the following:
•Salaries, benefits, and related expenses, net of allocations, increased $2.2 million or 17.3% primarily due to a $15.0 million decrease in shared services allocations during the three months ended September 30, 2023. Salaries and bonuses declined $14.0 million or 45.0% in the three months ended September 30, 2023 compared to the 2022 period as the Company focused on cost-cutting initiatives related to the restructuring of the Company's strategic vision. Compared to 2022, average headcount declined by 69.9%, from 1,521 for the three months ended September 30, 2022 to 458 for the three months ended September 30, 2023. The decrease in average headcount was primarily related to groups supporting our operating segments.
•General and administrative expenses, net of shared services allocations, decreased $5.8 million or 38.3% due to a $6.2 million decrease in other general and administrative expenses and a $1.1 million decrease in professional fees. These reductions are due to general cost-cutting measures associated with the restructuring of the business. This was partially offset by a $2.5 million decrease in shared services allocations due to the exclusion of discontinued operations in the three months ended September 30, 2023.

For the nine months ended September 30, 2023 versus the nine months ended September 30, 2022
Total revenues decreased $18.4 million as a result of the following:
•Fee income decreased $16.7 million primarily related to the decline in services provided by the Company's operational fulfillment services team.
Total expenses decreased $25.1 million or 22.9% as a result of the following:
•Salaries, benefits, and related expenses, net of allocations, decreased $3.8 million or 7.2% primarily due to a decrease in salaries and bonuses of $50.6 million or 45.7% in the nine months ended September 30, 2023 compared to the 2022 period as the Company focused on cost-cutting initiatives related to the restructuring of the Company’s strategic vision. Compared to 2022, average headcount declined by 61.9% from 1,631 for the nine months ended September 30, 2022 to 622 for the nine months ended September 30, 2023. The decrease in average headcount was primarily related to groups supporting our operating segments. These reductions were partially offset by a $46.3 million decrease in shared services allocations due to the exclusion of discontinued operations in 2023.
•General and administrative expenses, net of shared services allocations, decreased $21.8 million or 40.9% due to a $17.6 million decrease in other general and administrative expenses and a $11.9 million decrease in professional fees. These reductions are due to general cost-cutting measures associated with the restructuring of the business. This was partially offset by a $6.7 million decrease in shared services allocations due to the exclusion of discontinued operations in 2023.

NON-GAAP FINANCIAL MEASURES
The Company’s management evaluates performance of the Company through the use of certain non-GAAP financial measures, including Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Earnings (Loss) per Share.
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
These non-GAAP financial measures should not be considered as an alternative to net income (loss), operating cash flows, or any other performance measures determined in accordance with GAAP. Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Earnings (Loss) per Share have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of these metrics are: (i) cash expenditures for future contractual commitments; (ii) cash requirements for working capital needs; (iii) cash requirements for certain tax payments; and (iv) all non-cash income/expense items.
Because of these limitations, Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Earnings (Loss) per Share should not be considered as measures of discretionary cash available to us to invest in the growth of our business or distribute to shareholders. We compensate for these limitations by relying primarily on our GAAP results and using our non-GAAP financial measures only as a supplement. Users of our condensed consolidated financial statements are cautioned not to place undue reliance on our non-GAAP financial measures.

Adjusted Net Income (Loss)
We define Adjusted Net Income (Loss) as consolidated net loss from continuing operations adjusted for:
1.Changes in fair value of loans and securities held for investment and related obligations due to assumption changes, deferred purchase price obligations (including earnouts and Tax Receivable Agreement ("TRA") obligations), contingent earnout, warrant liability, and minority investments
2.Amortization and impairment of intangibles
3.Equity-based compensation
4.Certain non-recurring costs
5.Pro-forma income tax provision adjustments to apply an effective combined corporate tax rate to adjusted consolidated pre-tax income (loss) from continuing operations.
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
Adjusted EBITDA
We define Adjusted EBITDA as net loss from continuing operations adjusted for:
1.Taxes
2.Interest on non-funding debt
3.Depreciation
4.Change in fair value of loans and securities held for investment and related obligations due to assumption changes, deferred purchase price obligations (including earnouts and TRA obligations), contingent earnout, warrant liability, and minority investments
5.Amortization and impairment of intangibles
6.Equity-based compensation
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
Adjusted Earnings (Loss) Per Share
We define Adjusted Earnings (Loss) Per Share as Adjusted Net Income (Loss) (defined above) divided by the weighted average outstanding shares, which includes outstanding Class A Common Stock plus the Class A LLC Units owned by the noncontrolling interest on an if-converted basis.

Analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted Earnings (Loss) Per Share is not a presentation made in accordance with GAAP, and our definition and use of this measure may vary from other companies in our industry.
The following table provides a reconciliation of net loss from continuing operations to Adjusted Net Income (Loss) and Adjusted EBITDA (in thousands, except for share data):
Reconciliation to GAAP

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Reconciliation of Net Loss from Continuing Operations to Adjusted Net Income (Loss) and Adjusted EBITDA
Net loss from continuing operations	$(172,468)	$(104,739)	$(337,610)	$(276,823)
Add back: Benefit for income taxes	103	8,491	786	18,414
Net loss from continuing operations before taxes	(172,571)	(113,230)	(338,396)	(295,237)
Adjustments for:
Changes in fair value(1)	120,380	116,359	197,506	322,924
Amortization and impairment of intangibles(2)	9,297	13,126	27,891	31,778
Equity-based compensation(3)	3,424	4,389	10,422	14,710
Certain non-recurring costs(4)	6,260	1,408	12,374	9,920
Adjusted Net Income (Loss) before taxes	(33,210)	22,052	(90,203)	84,095
Benefit (provision) for income taxes(5)	8,484	(5,914)	23,808	(23,072)
Adjusted Net Income (Loss)	(24,726)	16,138	(66,395)	61,023
Provision (benefit) for income taxes(5)	(8,484)	5,914	(23,808)	23,072
Depreciation	656	1,464	4,538	3,326
Interest expense on non-funding debt	7,642	6,876	22,827	20,317
Adjusted EBITDA	$(24,912)	$30,392	$(62,838)	$107,738

GAAP PER SHARE MEASURES
Net loss from continuing operations attributable to controlling interest	$(64,528)	$(15,591)	$(125,420)	$(50,051)
Basic weighted average shares outstanding	87,726,231	62,804,809	79,804,493	61,993,353
Basic Net Loss per Share from Continuing Operations	$(0.74)	$(0.25)	$(1.57)	$(0.81)
If-converted method net loss from continuing operations	$(64,528)	$(87,004)	$(125,420)	$(228,142)
Diluted weighted average shares outstanding	87,726,231	187,877,936	79,804,493	188,375,945
Diluted Net Loss per Share from Continuing Operations	$(0.74)	$(0.46)	$(1.57)	$(1.21)

NON-GAAP PER SHARE MEASURES
Adjusted net income (loss)	$(24,726)	$16,138	$(66,395)	$61,023
Weighted average shares outstanding	229,166,288	187,877,936	215,597,172	188,375,945
Adjusted Earnings (Loss) per Share	$(0.11)	$0.09	$(0.31)	$0.32
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

(2) Amortization and impairment of intangibles - includes amortization and impairment of intangibles recognized from various business combinations.
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
FoA payments under the TRA may be substantial. The payments under the TRA are not conditioned upon continued ownership of FoA or FoA Equity by the Continuing Unitholders.

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
The Company records obligations under the TRA resulting from exchanges subsequent to the Business Combination, as they occur, at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in capital. If the Company determines that it is no longer probable that a related contingent payment will be required based on expected future cash flows, a reversal of the liability will be recorded through earnings. During the year ended December 31, 2022, the Company determined that the contingent payment was no longer probable of occurring, which was consistent with the Company’s need to record the associated valuation allowance against the deferred tax assets (for more information regarding the valuation allowance see Note 19 - Income Taxes) and recorded an adjustment through other, net, in the Condensed Consolidated Statements of Operations to release the previously estimated contingent TRA liabilities.
As of September 30, 2023 and December 31, 2022, the Company had a liability of $1.0 million and $3.8 million, respectively, which is included in deferred purchase price liabilities within payables and other liabilities in the Condensed Consolidated Statements of Financial Condition.
Sources and Uses of Cash
Our primary sources of funds for liquidity include: (i) payments received from the sale or securitization of loans; (ii) payments from the liquidation or securitization of our outstanding participating interests in loans; and (iii) advances on warehouse facilities, other secured borrowings, and the unsecured senior notes.
Our primary uses of funds for liquidity include: (i) funding of borrower advances and draws on outstanding loans; (ii) originations of loans; (iii) payment of operating expenses; and (iv) repayment of borrowings and repurchases or redemptions of outstanding indebtedness.
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
Cash Flows
The following table presents net cash provided by (used in) operating activities, investing activities, and financing activities (in thousands):

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Net cash provided by (used in)(1):
Operating activities	$(10,233)	$1,061,015
Investing activities	139,331	(1,656,117)
Financing activities	(123,972)	510,937
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4 - Discontinued Operations for additional information regarding cash flow associated with the results of discontinued operations.

Our cash increased by $5.2 million for the nine months ended September 30, 2023 compared to a decrease of $84.4 million during the comparable period in 2022.
Operating Cash Flow
Cash flows from operating activities decreased by $1,071.2 million for the nine months ended September 30, 2023 compared to the corresponding 2022 period. The decrease was primarily attributable to a $1,001.6 million decrease in proceeds from the sale of loans held for sale, net of cash used for originations.
Investing Cash Flow
The increase of $1,795.4 million in cash provided by our investing activities during the nine months ended September 30, 2023 compared to the 2022 period was primarily attributable to a $2,657.4 million decrease in cash used for purchases and originations of loans held for investment, net of proceeds/payments, and a $71.2 million increase in net proceeds from the sale of businesses. This was partially offset by a $443.0 million decrease in proceeds/payments on loans held for investment subject to nonrecourse debt, net of cash used for originations, a $368.5 million decrease in proceeds on sale of mortgage servicing rights, and a $140.9 million cash outlay for the AAG Transaction.
Financing Cash Flow
The increase of $634.9 million in cash used in our financing activities during the nine months ended September 30, 2023 compared to the 2022 period was primarily driven by a $706.1 million decrease in proceeds from issuance of nonrecourse debt, net of payments, and a $416.1 million decrease in proceeds from the securitizations of loans, subject to HMBS related obligations, net of payments, partially offset by a $438.9 million decrease in payments on other financing lines of credit, net of proceeds, and by a $30.0 million issuance of Class A Common Stock.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratio requirements, and profitability requirements. These covenants are measured at our holding company subsidiary or our operating subsidiaries. The Company was in compliance with or obtained waivers or amendments to the terms of financial covenants as of September 30, 2023.
Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio, and liquidity requirements established by FHA for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to FAR and FAM, which are licensed sellers/servicers of the respective government sponsored entities ("GSE"). As of September 30, 2023, FAM was not in compliance with the Fannie Mae and Freddie Mac's capital ratio requirement. Further, as of September 30, 2023, FAM was also in violation of Fannie Mae's material decline in lender tangible net worth covenants. In connection with the discontinued operations of the Company’s previously reported Mortgage Originations segment, FAM voluntarily surrendered its Fannie Mae selling approval effective June 30, 2023, and further, FAM has agreed with Fannie Mae and Freddie Mac to surrender its agency approval with each related agency once the transfer of servicing of FAM's last agency mortgage loans has been completed, which is expected in the first quarter of 2024. As of September 30, 2023 and December 31, 2022, we were in compliance with or had received waivers for all of the other seller/servicer financial requirements for FHA and Ginnie Mae. For additional information see Note 21 - Liquidity and Capital Requirements within the condensed consolidated financial statements.
Minimum Net Worth
The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:
•Base of $2.5 million plus 25 basis points of outstanding UPB for total loans serviced.
•Tangible Net Worth comprises of total equity less goodwill, intangible assets, affiliate receivables, and certain pledged assets.
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
•The total UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is not in forbearance, plus
•The total UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is in forbearance, and which were delinquent at the time it entered forbearance, plus
•30% of the UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is in forbearance, and which were current at the time it entered forbearance.
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
Liquidity
During the first three quarters of 2023, the operating results of the Company were negatively impacted by macroeconomic factors including persistent high inflation and increased market interest rates. These factors significantly reduced customer demand and compressed margins. The Company also observed significantly widened market spreads for assets that we hold for investment at fair value, which combined with higher interest rates, resulted in negative fair value adjustments. As a result, for the nine months ended September 30, 2023, the Company generated pre-tax net losses of $338.4 million from its continuing operations largely due to these noncash fair value adjustments of $(197.5) million. Cash flows have also been negatively affected by the above factors and the discontinuation of our previously reported mortgage originations, commercial originations, and lender services businesses. As of September 30, 2023, the Company had total equity of $103.6 million, net of an accumulated deficit of $775.7 million.
In light of the conditions noted above, Management has extended the maturity date of its revolving working capital lines of credit to November 30, 2024, and has taken the actions described in Note 4 - Discontinued Operations and Note 3 - Acquisitions.
The Company was not in compliance with certain financial covenants with certain of its warehouse lending facilities as of December 31, 2022, and each quarter-end during 2023. Subsequent to each measurement date, the Company obtained financial covenant waivers, amended such financial covenants, or paid off the respective lines of credit, as needed. The Company expects to operate within the amended requirements of its warehouse lending facilities and the associated financial covenants, obtain waivers, or pay off lines of credit, as necessary, and to continue to renew its warehouse lending facilities in the normal course of its operations at terms consistent with its operating needs.
In addition, and as necessary, the Company, in the normal course of operations, continuously evaluates the timing and extent of the monetization of liquid financial assets that can be financed or sold to generate additional liquidity in amounts and at terms consistent with its operating needs.

The Company believes its actions, as described in the prior paragraphs, combined with the Company’s operating results will provide sufficient liquidity for the Company to meet its financial obligations and covenants over at least the twelve-month-and-a-day period from the date the condensed consolidated financial statements are issued.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of September 30, 2023, our debt obligations were approximately $26.1 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
Warehouse Lines of Credit
Reverse mortgage facilities
As of September 30, 2023, we had $0.9 billion in warehouse lines of credit capacity collateralized by first lien mortgages with a $0.4 billion aggregate principal amount drawn through six funding facility arrangements with six active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible loans to the lender and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2023 and 2024. Under the facilities, loans are generally transferred at an advance rate less than the principal balance or fair value of the loans (the "haircut"), which serves as the primary credit enhancement for the lender. Five of our warehouse lines of credit are guaranteed by Finance of America Holdings LLC ("FAH"), a consolidated subsidiary of the Company and the parent holding company to the reverse mortgage business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities ranges from 30% to 100% of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is the Bloomberg Short-Term Bank Yield Index ("BSBY") or Secured Overnight Financing Rate ("SOFR"), plus applicable margin.
The following table presents additional information about our warehouse facilities as of September 30, 2023 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	September 30, 2023
Committed	October 2023 - June 2024	$285,000	$56,998
Uncommitted	October 2023 - June 2024	650,000	296,526
Total reverse warehouse facilities		$935,000	$353,524
Mortgage facility
As of September 30, 2023, we had $15.0 million in a warehouse line of credit capacity collateralized by first lien mortgages with $9.3 million aggregate principal amount drawn through one funding facility arrangement with one active lender. This facility is structured as a master repurchase agreement under which ownership of the related eligible loans is temporarily transferred to the lender.
When we draw on this facility, we generally must transfer and pledge eligible loans to the lender and comply with various financial and other covenants. The facility expires in October 2023. Under the facility, loans are generally transferred at a haircut, which serves as the primary credit enhancement for the lender. Our one warehouse line of credit is guaranteed by FAH, a consolidated subsidiary of the Company and the parent holding company to the mortgage business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the facility ranges from 45% to 70% of the principal balance of the loans. Upon expiration, the warehouse facility will either be closed or combined with other facilities. The interest rate on the outstanding facility is the BSBY, plus applicable margin.

The following table presents additional information about our warehouse facility as of September 30, 2023 (in thousands):

Mortgage Warehouse Facility	Maturity Date	Total Capacity	September 30, 2023
Uncommitted	October 2023	$15,000	$9,332
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
Interest on our warehouse facilities vary by facility and may depend on the type of asset that is being financed. The interest rate on all outstanding facilities is SOFR, BSBY, the prime rate, or an alternative short-term index, plus a spread.
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
Other Secured Lines of Credit
As of September 30, 2023, we collectively had $0.6 billion in additional secured facilities with $0.5 billion aggregate principal amount drawn through credit agreements or master repurchase agreements with seven funding facility arrangements and six active lenders. These facilities are secured by, among other things, eligible asset-backed securities, home improvement loans, MSR, and HECM tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.

When we draw on these facilities, we generally must transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under our facilities, we generally transfer the assets at a haircut, which serves as the primary credit enhancement for the lender. Five of these facilities are guaranteed by FAH, a consolidated subsidiary of the Company.
The following table presents additional information about our other financing lines of credit as of September 30, 2023 (in thousands):

Other Financing Lines of Credit	Maturity Date	Total Capacity	September 30, 2023
Committed	November 2023 - October 2027	$537,342	$469,957
Uncommitted	March 2024	20,000	20,000
Total other secured lines of credit		$557,342	$489,957
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
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with or has received waivers for all financial covenants as of September 30, 2023.
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
As of September 30, 2023, we had HMBS-related borrowings of $17.0 billion and HECM pledged as collateral to the pools of $17.2 billion, both carried at fair value.
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

Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include reverse mortgage loans that were previously repurchased out of a HMBS pool, which are referred to as HECM Buyouts, fix & flip securitized loans, securitized agricultural loans, and non-agency reverse mortgages. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the Condensed Consolidated Statements of Financial Condition as loans held for investment, subject to nonrecourse debt, at fair value, and nonrecourse debt, at fair value. As of September 30, 2023, we had nonrecourse debt-related borrowings of $7.8 billion.
Notes Payable
Senior unsecured notes
On November 5, 2020, Finance of America Funding LLC ("FOAF"), a consolidated subsidiary of the Company, issued $350 million aggregate principal amount of senior unsecured notes due November 15, 2025 (the "Notes"). The Notes bear interest at a rate of 7.875% per year, payable semi-annually in arrears on May 15 and November 15 beginning on May 15, 2021. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by FoA and each of FoA’s material existing and future consolidated domestic subsidiaries, excluding FOAF and subsidiaries.
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
The Notes contain covenants limiting, among other things, FOAF and its restricted subsidiaries’ ability to incur certain types of additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of FOAF's assets. These incurrence-based covenants are subject to exceptions and qualifications. Many of these covenants will cease to apply during any time that the Notes have investment grade ratings and no default with respect to the Notes has occurred and is continuing. The Company was in compliance with all required covenants related to the Notes as of September 30, 2023.
FoA’s existing owners or their affiliated entities, including Blackstone and Brian L. Libman, FoA’s founder and chairman, purchased notes in the offering in an aggregate principal amount of $135.0 million.
Related-party notes
The Company had two Revolving Working Capital Promissory Note Agreements (the "Working Capital Promissory Notes") outstanding with BTO Urban Holdings and Libman Family Holdings, LLC, a Delaware limited liability company which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 10.0% per annum, which will increase to 15.0% per annum on May 15, 2024, and mature in November 2024.

Contractual Obligations and Commitments
The following table provides a summary of obligations and commitments outstanding as of September 30, 2023 (in thousands):

	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Warehouse lines of credit	$362,856	$362,856	$—	$—	$—
MSR line of credit	69,231	—	—	69,231	—
Other secured lines of credit	420,726	43,384	—	—	377,342
Nonrecourse debt	8,581,667	1,928,964	2,758,824	882,491	3,011,388
Notes payable	411,124	—	411,124	—	—
Operating leases	42,878	5,759	9,726	8,355	19,038
Total	$9,888,482	$2,340,963	$3,179,674	$960,077	$3,407,768
In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans in the Condensed Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $16.5 billion as of September 30, 2023.
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

Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, and the information described above in this Item 4, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp; Finance of America Equity Capital LLC; Finance of America Companies Inc.; RPLY Merger Sub LLC; RPLY BLKR Merger Sub LLC; Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P.; Blackstone Tactical Opportunities Associates – NQ L.L.C.; the Sellers; and the Seller Representative.	8-K	2.1	4/7/2021
2.2	Letter Agreement, dated April 1, 2021, by and among Seller Representative and Replay.	8-K	2.2	4/7/2021
2.3	Letter Agreement, dated April 5, 2021, by and among Seller Representative and Replay.	8-K	2.3	4/7/2021

2.4	Letter Agreement, dated March 31, 2021, by and among Family Holdings; TMO; BTO Urban; BTO Urban Holdings II L.P.; and ESC.	8-K	2.4	4/7/2021
3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.2	4/7/2021
3.2	Amended and Restated Bylaws of Finance of America Companies Inc.	8-K	3.3	4/7/2021
31.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certificate of Graham A. Fleming, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Graham A. Fleming, Interim Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Section 13(r) Disclosure.				X
101.INS	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X
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

Finance of America Companies Inc.
Date:	November 9, 2023	By:	/s/ Graham A. Fleming
Graham A. Fleming
Chief Executive Officer and Interim Chief Financial Officer
(Authorized Signatory, Principal Executive Officer and Principal Financial Officer)