Form 10-K
period 2023-12-31
Finance of America Companies Inc.
filed 2024-03-15
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-40308
_________________________
FINANCE OF AMERICA COMPANIES INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	85-3474065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5830 Granite Parkway, Suite 400 Plano, Texas	75024
(Address of Principal Executive Offices)	(Zip Code)

(877) 202-2666
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FOA	New York Stock Exchange
Warrants to purchase shares of Class A Common Stock	FOA.WS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of the registrant’s Class A Common Stock on The New York Stock Exchange on June 30, 2023, was approximately $79.3 million.

As of March 11, 2024, there were 96,561,759 shares of the registrant’s Class A Common Stock issued and outstanding, and 15 shares of the registrant’s Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10-14 of this Annual Report on Form 10-K will be filed in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K, to be filed not later than 120 days after December 31, 2023. Such information is incorporated herein by reference.

Part I

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” “Finance of America,” “FoA,” or the “Company” refer to Finance of America Companies Inc. and its consolidated subsidiaries. References to “FoA Equity” are to Finance of America Equity Capital LLC, a Delaware limited liability company, that the Company controls in an “UP-C” structure.

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

Forward-Looking Statements

This Annual Report on Form 10-K for the year-ended December 31, 2023 (the “Form 10-K”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “budgets,” “forecasts,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including, among others, those described under “Part I—Item 1A. Risk Factors” and under “Summary of Risk Factors” below, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the Form 10-K. All of these factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. For further information on these and other risk factors affecting us, as such factors may be amended and updated from time to time in the Company’s subsequent periodic filings with the Securities and Exchange Commission (the “SEC”), please visit the SEC’s website at www.sec.gov. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of the Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Summary of Risk Factors

A summary of the principal factors that create risk in investing in our securities and might cause actual results to differ from projections made in forward-looking statements is set forth below. In addition to the other information in the Form 10-K, the following risk factors should be considered carefully in evaluating the Company and our business:

•our ability to manage the unique challenges presented by operating as a modern retirement solutions platform rather than a vertically integrated, diversified lending and complementary services platform due to the transformation of our business;
•our ability to successfully operate the recently integrated lending platform that we acquired from American Advisors Group in March 2023 and generally, our ability to operate our business profitably;
•our ability to respond to significant changes in prevailing interest rates and to resume profitable business operations;
•our geographic market concentration if the economic conditions in our current markets should decline or if our current markets are impacted by natural disasters;

•our use of estimates in measuring or determining the fair value of the majority of our financial assets and liabilities, which may require us to write down the value of these assets or write up the value of these liabilities if the estimates prove to be incorrect;
•our ability to prevent cyber intrusions and mitigate cyber risks;
•the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors in our business markets and worldwide financial markets, including a sustained period of higher interest rates;
•our ability to manage changes in our licensing status, business relationships, or servicing guidelines with the Government National Mortgage Association (“Ginnie Mae”), the United States Department of Housing and Urban Development (“HUD”), or other governmental entities;
•our ability to obtain sufficient capital and liquidity to meet the financing and operational requirements of our business and our ability to comply with our debt agreements, including warehouse lending facilities, and pay down our substantial debt;
•our ability to refinance our debt on reasonable terms as it becomes due;
•our ability to manage disruptions in the secondary home loan market, including the mortgage-backed securities market;
•our ability to finance and recover costs of our reverse mortgage servicing operations;
•our ability to maintain compliance with the extensive regulations we are subject to, including consumer protection laws applicable to reverse mortgage lenders, which may be highly complex;
•our ability to compete with national banks, which are not subject to state licensing and operational requirements;
•our ability to manage various legal proceedings, federal or state governmental examinations and enforcement investigations we are subject to from time to time, the results of which are difficult to predict or estimate;
•our continued ability to remain in compliance with the terms of the consent orders issued by the Consumer Financial Protection Bureau (the “CFPB”), which we assumed in connection with our acquisition of operational assets from American Advisors Group;
•our holding company status and dependency on distributions from FoA Equity;
•our ability to comply with the continued listing standards of the New York Stock Exchange (“NYSE”) and avoid the delisting of our common stock from trading on its exchange;
•our common stock trading history has been characterized by low trading volume, which may result in an inability to sell your shares at a desired price, if at all; and
•our “controlled company” status under NYSE rules, which exempts us from certain corporate governance requirements and affords stockholders fewer protections.

Item 1. Business

Finance of America Companies Inc.

Finance of America Companies Inc. is a financial services holding company which, through its operating subsidiaries, is a modern retirement solutions platform that provides customers with access to an innovative range of retirement offerings centered on the home. In addition, FoA offers capital markets and portfolio management capabilities primarily to optimize the distribution of its originated loans to investors.

FoA was incorporated in Delaware on October 9, 2020 and became a publicly-traded company on NYSE in April 2021, with trading beginning on April 5, 2021 under the ticker symbol “FOA.” FoA has a controlling financial interest in FoA Equity. FoA Equity owns all of the outstanding equity interests in Finance of America Funding LLC (“FOAF”). FOAF wholly owns Finance of America Holdings LLC (“FAH”) and Incenter LLC (“Incenter” and collectively, with FoA Equity, FOAF, and FAH, known as “holding company subsidiaries”). FAH is the parent of a lending company, Finance of America Reverse LLC (“FAR”), while Incenter is the parent of operating service companies (together with FAR, the “operating subsidiaries”) that provide capital markets and portfolio management capabilities such as secondary markets advisory services, mortgage trade brokerage, and capital management services.

Through the end of the third fiscal quarter of 2022, the Company was principally focused on offering (1) a wide array of loan products throughout the United States of America (“U.S.”), including reverse mortgage loans, traditional mortgage loans, business purpose loans to residential real estate investors, and home improvement loans, and (2) complementary lender services such as title insurance and settlement services to mortgage businesses. However, as described under “Organizational Transformation” below, during the fourth quarter of 2022 and calendar year 2023, the Company exited multiple business lines, including its traditional mortgage lending segment, its commercial lending segment, its home improvement lending business, and its lender services businesses, and shifted its focus to developing a streamlined retirement solutions business.

Our strategy and long-term growth initiatives are built upon a few key fundamental factors:

•We are focused on growing our core retirement solutions businesses, which benefit from a shared set of demographic and economic tailwinds. We believe we can more effectively dispatch our innovative suite of solutions to help senior homeowners achieve their retirement goals through the use of home equity.
•We seamlessly connect borrowers with investors. Our consumer-facing business leaders interface directly with the investor-facing professionals in our Portfolio Management segment, facilitating the development of attractive lending solutions for our customers with the confidence that the loans we generate can be efficiently and profitably sold to a deep pool of investors, either directly via whole-loan sales or indirectly via the issuance and sale of mortgage-backed securities. We seek to programmatically and profitably monetize our loans, which minimizes capital at risk, while often retaining a future performance-based participation interest in the underlying cash flows of our monetized loans.
•We distribute our products through multiple channels, including through newer channels as a result of the asset acquisition from American Advisors Group, now known as Bloom Retirement Holdings Inc. (“AAG/Bloom”), that closed on March 31, 2023, and utilize flexible technology platforms in order to scale our businesses and manage costs efficiently.

Today, we are principally focused on offering reverse mortgage loan products throughout the U.S. Our pivot to retirement-focused lending was the result of macroeconomic factors, including high inflation coupled with a prolonged higher interest rate environment. Against this economic backdrop, we believe the U.S. reverse mortgage market opportunity remains strong and is a key component of an existing underserved market of seniors in the U.S. Based on U.S. census data, nearly 10,000 people in the U.S. have turned 65 every day since 2010 and, over time, seniors are expected to reach 20% of the population in the U.S. Americans are often not financially prepared for retirement, with the aggregate retirement savings shortfall estimated to be $3.68 trillion, according to an estimate from the Employee Benefit Research Institute. However, according to data from Statista, over 79% of Americans ages 65 or older own their home. Further, based on quarterly estimates published by the National Reverse Mortgage Lenders Association in conjunction with RiskSpan, Inc. regarding the reverse mortgage market, homeowners 62 and older have approximately $13.08 trillion in home equity as of the third quarter of 2023. Therefore, a reverse mortgage loan represents a practical solution for a significant portion of the senior population, but only 2% of the population age 62 and older currently utilizes a reverse mortgage loan according to a report published by Reverse Mortgage Insight from June 2022.

Through FAR, the Company originates, acquires, and services home equity conversion mortgages (“HECM”), which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, and proprietary reverse mortgage loans and hybrid mortgage loans (which combine features of both traditional residential mortgage loans and reverse mortgage loans), which are not insured by the FHA. We originate loans through a retail channel (consisting primarily of a centralized retail platform) and a third-party originator (“TPO”) channel (consisting primarily of a network of mortgage brokers). We have launched several proprietary reverse mortgage loan products (including our hybrid mortgage loan product) to serve the U.S. senior population and have plans for additional innovative products to satisfy this vast and largely underserved market. We also service the loans that we originate, contracting with various third-party subservicers for the subservicing of our loans. We are a leader in this market and we are focused on developing and offering products for borrowers with interest in using the reverse mortgage loan product as a retirement planning tool.

Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which Ginnie Mae guarantees, and sell the HMBS in the secondary market while retaining the rights to service the HECM. When HECM are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM previously securitized into an HMBS, we securitize them into privately placed mortgage-backed securities or hold them for investment. We both securitize proprietary reverse mortgage loans into mortgage-backed securities sold to investors and sell proprietary reverse mortgage loans as whole loans to investors. We may also decide to strategically hold certain proprietary reverse mortgage loans for investment. The capabilities provided by the Portfolio Management segment allowed us to complete issuances and sales of mortgage-backed securities backed by our loan products in 2023, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.

Our lending model is supported by a robust funding structure financed by an established and diversified mix of capital partners. We maintain and monitor our liquidity in order to fund our loan origination business, manage day-to-day operations, and protect against unforeseeable market events. As of December 31, 2023, we had $1.5 billion of committed or uncommitted loan funding capacity related to continuing operations, comprised of 13 lending facilities with 10 different counterparties. As of December 31, 2023, we had approximately $0.6 billion of liquidity sources available to fund continuing operations, comprised of (i) $46.5 million of cash and cash equivalents and (ii) $0.6 billion of undrawn warehouse lines of credit.

We believe that our culture, which seeks to promote the highest ethical standards, plays a significant role in producing superior outcomes not only for our customers but also for our business. We place a high value on honesty, transparency, and integrity, which we believe has engendered trust from our customers, lenders, and investors. Our core values center around the mantra “customers first, last, and always.” We aim to always do the right thing for our customers, investors, and other counterparties.

We believe our commitment to customer service coupled with our involvement in the loan process throughout its life cycle gives us the ability to deliver a value proposition unmatched in the industry.

Organizational Transformation

During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines while enhancing our reverse mortgage loan business, as described in further detail below, in order to transform our business from a vertically integrated, diversified lending and complementary services platform to a modern retirement solutions platform.

Transactions Relating to Discontinued Business Lines

On October 20, 2022, the Board of Directors of the Company authorized a plan to discontinue the operations of the Company’s traditional mortgage lending segment operated by FAH’s subsidiary Finance of America Mortgage LLC (“FAM”), other than its home improvement lending business, which process commenced in the fourth quarter of 2022 and was completed on February 28, 2023. On August 31, 2023, FAM entered into an agreement to sell certain operational assets of the home improvement lending business. This transaction closed on September 15, 2023. In connection with such transaction, the Company began the process of winding down the operations of the home improvement lending business, which is expected to be substantially complete by the end of March 2024.

On February 1, 2023, Incenter entered into an agreement to sell one hundred percent of (i) the issued and outstanding shares of capital stock of Agents National Title Holding Company (“ANTIC”), a direct subsidiary of Incenter and an indirect subsidiary of the Company, and (ii) the issued and outstanding membership interests of Boston National Holdings LLC (“BNT”), a direct subsidiary of Incenter and an indirect subsidiary of the Company. The closing of the ANTIC and BNT sale was completed on July 3, 2023. On March 30, 2023, the FoA Equity Board authorized a plan to sell assets making up the remainder of the Company’s lender services businesses, with the exception of its Incenter Solutions LLC operating service subsidiary. The Company completed the sale of such assets on June 30, 2023. During the quarter ended September 30, 2023, the Company ceased the operations of Incenter Solutions LLC. The wind-down of Incenter Solutions LLC was substantially complete by the end of December 2023.

On February 19, 2023, FAH entered into an agreement to sell certain commercial originations operational assets of FAM, operating under the brand Finance of America Commercial, which transaction closed on March 14, 2023. In connection with the transaction, the Company discontinued the operations of and wound-down its commercial lending segment.

American Advisors Group Transaction

On March 31, 2023, FAR acquired a majority of the assets and certain of the liabilities of AAG/Bloom, including, among other things, certain residential reverse mortgage loans and the right to service certain HECM, pursuant to (i) an Asset Purchase Agreement, dated as of December 6, 2022 (the “Original Asset Purchase Agreement” and as amended by the Amendment Agreement entered into on March 31, 2023, the “Asset Purchase Agreement”), by and between the Company, FoA Equity, FAR, AAG/Bloom and, for the limited purposes described therein, Reza Jahangiri, an individual residing in the State of California (the “AAG Principal”), (ii) a Servicing Rights Purchase and Sale Agreement, dated as of December 6, 2022 (as amended, the “MSR Purchase Agreement”), by and between FAR and AAG/Bloom and (iii) a Loan Sale Agreement, dated as of December 6, 2022 (as amended, the “Mortgage Loan Purchase Agreement” and collectively with the Asset Purchase Agreement and the MSR Purchase Agreement, the “AAG Purchase Agreements”), by and between FAR and AAG/Bloom (such acquisition, the “AAG Transaction”).

Pursuant to the AAG Purchase Agreements, in consideration for the assets acquired thereunder, on March 31, 2023, (i) FAR paid to AAG/Bloom $5.5 million in cash less cash on hand and issued to AAG/Bloom a promissory note with an aggregate principal amount of $4.5 million (which was paid in July 2023 in accordance with its terms), (ii) FAR paid off, retired, or assumed specified liabilities, (iii) the Company issued to AAG/Bloom one share of Class B Common Stock, par value $0.0001 per share, of the Company (“Company Class B Common Stock”), and (iv) FoA Equity issued to AAG/Bloom 19,692,990 Class A Units of FoA Equity (“Class A LLC Units”). Under the AAG Purchase Agreements, FoA Equity may issue to AAG/Bloom up to 14,200,676 additional Class A LLC Units upon the occurrence of certain events. The maximum number of Class A LLC Units issuable to AAG/Bloom under the AAG Purchase Agreements is 33,893,666 Class A LLC Units.

The aggregate Class A LLC Units issued to AAG/Bloom on March 31, 2023, together with the Class A LLC Units that are issuable to AAG/Bloom pursuant to the Purchase Agreements, would be exchangeable for 33,893,666 shares of Class A Common Stock pursuant to the Exchange Agreement, dated as of April 1, 2021 (the “Exchange Agreement”), by and among FoA, FoA Equity and the holders of Class A LLC Units from time to time, as an “LLC Unitholder” thereunder.

In connection with the AAG Transaction, the Company and FoA Equity entered into an Equity Matters Agreement (the “Equity Matters Agreement”) with AAG/Bloom pursuant to which, among other things, AAG/Bloom joined and became a party to (i) the Amended and Restated Limited Liability Company Agreement, as a “Member” thereunder, (ii) the Exchange Agreement described above, as an “LLC Unitholder” thereunder, and (iii) the Registration Rights Agreement, dated as of April 1, 2021 (the “Registration Rights Agreement”), as an “Other Holder” thereunder. Pursuant to the Exchange Agreement, AAG/Bloom is permitted to exchange its Class A LLC Units for shares of Company Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Equity Matters Agreement also provides AAG/Bloom with demand rights under the Registration Rights Agreement, which would obligate the Company to file a registration statement upon a demand by AAG/Bloom starting from the date that is 71 days following the closing date of the AAG Transaction.

Our Segments

In connection with the transformation of our business from a vertically integrated, diversified lending and complementary services platform to a modern retirement solutions platform as described above under “Organizational Transformation,” we realigned our business to operate through two reportable segments: Retirement Solutions and Portfolio Management. The Company’s previously reported Mortgage Originations (with the exception of its home improvement lending business), Commercial Originations, and Lender Services (with the exception of Incenter Solutions LLC) segments are now reported as discontinued operations. See Note 1 -

Organization and Description of Business in the Notes to Consolidated Financial Statements for more information about the realignment of our reportable segments.

Retirement Solutions

The mission of our Retirement Solutions segment is to help senior homeowners achieve their financial goals in retirement. This segment includes all loan origination activity for the Company, including the origination of HECM, proprietary reverse mortgage loans, and hybrid mortgage loans through both the retail and wholesale/TPO channels. The Retirement Solutions segment generates revenue from fees earned at the time of loan origination as well as from the initial estimate of net origination gains, with all originated loans accounted for at fair value. Once originated, the loans are transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in the revenues of our Portfolio Management segment until final disposition.

While FAM has sold certain operational assets of its home improvement lending business and expects to substantially complete the process of winding down the operations of the home improvement lending business by the end of March 2024, the operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations. This is because the wind-down of the home improvement lending business is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results.

Portfolio Management

Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the Company. Our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided by our Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer, allows us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and, where appropriate, retain assets on the balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring interest and servicing income categorized within its net fair value gains. The Portfolio Management segment generates revenue from the sale or securitization of loans, fair value gains on portfolio assets, interest income, fee income related to mortgage servicing rights (“MSR”), and mortgage advisory fees earned on various investment and capital markets services we provide to our internal and external customers.

Competition

We compete with third-party businesses such as wholesale and retail reverse mortgage origination businesses, including bank and non-bank financial services companies focused on originating reverse mortgages. In reverse mortgage originations, we are and have been a market leader since certain banks exited the space over 10 years ago, and our position as a market leader was bolstered by our asset acquisition from AAG/Bloom that closed on March 31, 2023.

Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, client service levels, the amount of a loan, and marketing and distribution channels. Certain of our competitor financial institutions typically have access to greater financial resources, have more diverse funding sources with lower costs of capital and are less reliant on loan sales or securitizations of mortgage loans into the secondary markets to maintain their liquidity. Fluctuations in interest rates and general economic conditions may also affect our competitive position. During periods of rising rates such as the current economic environment, competitors that have locked in lower costs of capital may have a competitive advantage. Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, may lead to increased competition for the remaining loans. Any increase in these competitive pressures could be detrimental to our business.

Intellectual Property

We use a combination of proprietary and third-party intellectual property, all of which we believe maintain and enhance our competitive position and protect our products. Such intellectual property includes owned or licensed trademarks, trademark applications, and domain names. While technology and intellectual property enhance our competitive position, given the nature of our lending business, patents, trademarks, and licenses are not material to our operations as a whole or to any of our segments.

We enter into confidentiality, intellectual property invention assignment and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners, and we strictly control access to and distribution of our intellectual property.

Cyclicality and Seasonality

The volume of reverse mortgage loan originations is affected by consumer demand for reverse mortgage loans and the market for buying, selling, financing, and/or refinancing residential real estate, which in turn, is affected by the national economy, regional trends, property valuations, interest rates, socio-economic trends, and by state and federal regulations and programs which may encourage/accelerate or discourage/slow-down certain real estate trends. Our business is generally subject to seasonal trends with activity generally decreasing during the winter months. Our lowest revenue and net income levels during the year have historically been in the first quarter, but this is not indicative of future results.

Employees and Human Capital Resources

As of December 31, 2023, we had 922 U.S.-based employees. Of these, there were 919 full-time and 3 part-time employees. We had an additional 14 employees based in the Philippines. As of December 31, 2023, we also employed 18 full-time contractors. None of our employees are represented by a labor union, and we consider our employee relations to be good. Our long-term success as an organization depends upon our ability to maintain and develop our human capital.

We strive to foster an environment that is safe and healthy. We also strive to promote a strong culture across our business that recognizes the importance of respecting one another and our customers. These objectives are accomplished through a commitment to diversity, equity, and inclusion (“DEI”), an emphasis on training and development, and the provision of a comprehensive benefits package with a focus on physical and mental wellness.

Diversity, Equity, and Inclusion

In 2023, we continued our commitment to DEI and took steps to make that commitment clear to our employees, investors, stakeholders, and future talent. Diversity is simply a fact in our geographically dispersed workforce. It is important to acknowledge our differences and the value that our varied experiences and perspectives can bring to the Company, which can lead to innovation and revenue growth. We believe that we can increase employee engagement and retention and improve recruitment of the best talent by creating an inclusive culture, compensating employees fairly, and providing opportunities to grow and thrive.

Employee Training and Development

Finance of America utilizes a modern learning management platform that houses our centralized training and organizational development content, including compliance training. Our compliance training program covers an array of legal and regulatory topics. All consumer-facing employees are assigned required courses that educate them on compliance with consumer protection laws for the industries in which we operate. Required compliance training is reviewed not less than annually by representatives of the Compliance and Legal departments to ensure that necessary topics are included and that courses are assigned to all employees who are required to, or would benefit from, the training.

All new employees are assigned a series of training courses during onboarding, spanning topics such as ethics and insider trading, and are required to attest to our core Company policies such as our information security policy. Such policies are also accessible to employees on the Company’s intranet site. New loan officers also participate in a comprehensive six-week instructor-led onboarding program called “Sales Academy” that encompasses practical training, real-time engagement with live leads, and personalized one-on-one coaching to our licensed reverse mortgage originators. This structured onboarding process is carefully crafted to acquaint new hires with the Company’s culture, policies, procedures, systems, and the specifics of their roles and responsibilities. The primary objective is to equip employees with the essential knowledge, skills, and resources needed to adjust quickly to their new work environment, enabling them to make meaningful contributions to the organization’s objectives.

We also require our entire workforce to periodically complete discrimination and harassment prevention training courses to ensure they understand what constitutes unlawful sexual harassment and discrimination, employees’ rights, and available forums for adjudicating complaints. We send quarterly reminders to employees about the Company’s anonymous hotline and encourage employees to utilize the hotline to report complaints and concerns.

Compliance with consumer protection regulations is supported by robust technology and monitored by our Compliance department.

Employee Benefits and Wellness

We offer many benefits and wellness resources to our employees, including but not limited to our Employee Assistance Program, health insurance, dental insurance, vision insurance, life insurance, pet insurance, identity protection, flexible spending accounts, and 401(k) plans with an employer match. We also offer paid time off or flex time off programs to full-time employees and an employee stock purchase plan. We partner with a leave of absence administration vendor to ensure efficient processing and management of leave requests. We carefully coordinate these available resources and ensure employees are aware of available resources. We also monitor the types of benefits available in the market and consider adding new benefits from time to time in order to better meet the needs of our employees.

Regulation

Our consumer-facing businesses market and provide services through a number of different channels across the United States. We are subject to extensive regulation by federal, state, and local authorities, and a variety of statutes, rules, regulations, policies, and procedures in various jurisdictions in the United States. If any of our loans to consumers are found to have been originated in violation of such laws, we could incur losses, which could adversely impact our results of operations, financial condition, and business.

We are required to comply with numerous federal and state consumer protection and other laws, including, but not limited to:

•restrictions on the manner in which consumer loans are marketed, originated, and serviced, including, but not limited to, the making of required consumer disclosures, such as the Truth in Lending Act (“TILA”) (which regulates mortgage loan origination activities, imposes requirements related to advertising, requires certain disclosures be made to mortgagors regarding terms of mortgage financing, and regulates certain mortgage servicing activities), the Home Equity Loan Consumer Protection Act (which amends TILA to require additional disclosures relating to home equity loans and to regulate advertising of home equity loans), the Fair Credit Reporting Act (“FCRA”) (which regulates the use and reporting of information related to the credit history of consumers), the Equal Credit Opportunity Act (“ECOA”) (which prohibits discrimination on the basis of age, race, and certain other characteristics in the extension of credit), the Fair Housing Act (which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics), the Real Estate Settlement Procedures Act (“RESPA”) (which governs certain mortgage loan origination activities and practices and the actions of servicers related to escrow accounts, transfers, lender-placed insurance, loss mitigation, error resolution, and other customer communications), the Mortgage Acts and Practices Rule (which prohibits deceptive acts and practices in the marketing of mortgage loans), and similar state laws;
•federal laws that require and govern communications with consumers or reporting of public data such as the Gramm-Leach-Bliley Act (“GLBA”), which requires initial and periodic communication with consumers on privacy matters and the maintenance of privacy regarding certain consumer data in our possession, and the Home Mortgage Disclosure Act (“HMDA”), together with its implementing regulations (Regulation C), which requires reporting of certain public loan data;
•federal disclosure requirements including those in Regulation AB under the Securities Act of 1933, as amended (the “Securities Act”), which requires registration, reporting, and disclosure for mortgage-backed securities;
•state and federal restrictions on the marketing activities conducted by telephone, mail, email, mobile device, or the internet, including the Telemarketing Sales Rule, the Telephone Consumer Protection Act, state telemarketing laws, federal and state privacy laws, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and the Federal Trade Commission Act and their accompanying regulations and guidelines;
•federal and state laws requiring company, branch, and individual licensing for the solicitation, brokering, or third-party processing of consumer loans, including the Secure and Fair Enforcement for Mortgage Licensing Act;
•the Electronic Fund Transfer Act (which regulates electronic fund transfers to and from individual consumers);
•federal and state laws relating to the retention of records;
•federal and state laws relating to identity theft;
•the Fair Debt Collection Practices Act (the “FDCPA”), which regulates the timing and content of communications on debt collections;
•the California Consumer Privacy Act, which provides California consumers with privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers;
•the Servicemembers’ Civil Relief Act;
•the anti-money laundering and counter-terrorist financing provisions of the Bank Secrecy Act, including the USA Patriot Act, which require non-bank lenders to monitor for, detect, and report suspicious activity to the U.S. Treasury’s Financial Crimes Enforcement Network;
•restrictions imposed by the rules promulgated by the Office of Foreign Assets Control; and
•restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and current or future rules promulgated thereunder, including, but not limited to, limitations on fees charged by mortgage lenders, mortgage broker disclosures, and rules promulgated by the CFPB, which was created under the Dodd-Frank Act.

Consumer Financial Protection Bureau

The CFPB directly impacts the regulation of reverse mortgage loan originations and servicing in a number of ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA. Second, the CFPB has supervision, examination, and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB also has authority, under the Dodd-Frank Act, to prevent unfair, deceptive or abusive acts and practices in connection with the offering of consumer financial products. The CFPB’s jurisdiction includes those persons originating, brokering, or servicing reverse mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans.

Investment Company Act Considerations

We conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. federal government securities and cash items) on an unconsolidated basis (which we refer to as the “40% test”). Excluded from the term “investment securities,” among other things, are U.S. federal government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company set forth in Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

In order to comply with the 40% test, the securities issued by any wholly-owned or majority owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities (exclusive of U.S. federal government securities and cash items) we may own, may not have a value in excess of 40% of the value of our total assets (exclusive of U.S. federal government securities and cash items) on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with the 40% test. In addition, we believe that we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we will be primarily engaged in the non-investment company businesses of our subsidiaries.

There can be no assurance that the laws and regulations governing our Investment Company Act status will not change in a manner that adversely affects our operations. We cannot assure you that the SEC or its staff will not take action that results in our or one or more of our subsidiary’s failure to maintain an exclusion or exemption from the Investment Company Act. See “Risk Factors—Risks Related to Laws and Regulations—Conducting our business in a manner so that we are exempt from registration under, and in compliance with, the Investment Company Act, may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.”

Ongoing regulatory oversight

We expect to continue to incur ongoing operational and system costs in order to maintain compliance with these laws and regulations. We also expect to incur ongoing operational and system costs in order to maintain compliance with Consent Orders that we agreed to comply with in connection with our acquisition of operational assets from AAG/Bloom, as described under “Risk Factors—Risks Related to Laws and Regulations—AAG/Bloom was subject to two separate enforcement matters with the CFPB and the Company agreed to comply with the terms of the related Orders in connection with its acquisition of operational assets from AAG/Bloom. Failure to comply with such Orders would have a detrimental impact on our business, reputation, and financial condition.” Furthermore, there may be additional federal or state laws that place additional obligations on originators and servicers of residential loans.

Because we are not a depository institution, we generally do not benefit from federal preemption of state mortgage lending, loan servicing, or debt collection licensing and regulatory requirements. Accordingly, we must comply with state laws and licensing requirements in all of the states in which we conduct business. We are licensed as a loan originator in all 50 states and the District of Columbia and also are licensed as a loan servicer and loan broker in a number of states and jurisdictions in which such licenses are required. We are also subject to an extensive framework of state laws in the jurisdictions in which we do business, and to periodic audits and examinations conducted by the state regulators to ensure compliance with those laws. From time to time, we receive requests from state and other agencies for records, documents, and information regarding our policies, procedures, and practices regarding our mortgage origination and long-term investing business activities, and expect to continue to receive such requests related to certain business we are no longer conducting. We incur significant ongoing costs to comply with these governmental regulations. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. Failure to comply with state regulations can result in monetary penalties and license revocation. In the past we have been subject to inquiries from, and in certain instances have entered into settlement agreements with, state regulators that had the power to revoke our license or make our continued licensure subject to compliance with a consent order. Some states have special rules that govern mortgage loan servicing practices, such as California’s Homeowner’s Bill of Rights. Failure to comply with these rules can result in delays or rescission of foreclosure and subject the servicer to penalties and damages.

Additional Information

To learn more about Finance of America Companies Inc., please visit our website at www.financeofamerica.com. From time to time, we use our website as a channel of distribution of material Company information. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available free of charge under the Investor Relations section of our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the SEC. Our reports, proxy and information statements and other information filed electronically with the SEC can also be accessed at www.sec.gov.

Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charters for the standing committees of our Board of Directors are available on our website. Any information on our website is not incorporated by reference into the Form 10-K.

Item 1A. Risk Factors

You should carefully consider the following risk factors together with all of the other information included in this report, including the financial statements and related notes, when deciding to invest in us. The risks and uncertainties described below could materially adversely affect our business, financial condition and results of operations in future periods and are not the only risks facing the Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations in future periods.

Risks Related to the Business of the Company

We have transformed our business from a vertically integrated, diversified lending and complementary services platform to a modern retirement solutions platform. Operating as a modern retirement solutions platform presents unique challenges to the Company and the Company’s success will depend upon its ability to manage such challenges.

Historically, the Company has operated as a vertically integrated, diversified lending and complementary services platform, principally focused on offering (1) a wide array of loan products throughout the U.S., including reverse mortgage loans, traditional mortgage loans, business purpose loans to residential real estate investors and home improvement loans, and (2) complementary lender services such as title insurance and settlement services to mortgage businesses. During the fourth quarter of 2022 and calendar year 2023, the Company exited multiple business lines, including its traditional mortgage lending segment, its commercial lending segment, its home improvement lending business and its lender services businesses, and shifted its focus to developing a streamlined retirement solutions business. We pivoted our business strategy to focus on retirement solutions in response to challenging market conditions represented by high interest rate and high inflation environments that emerged in 2022 and continued in 2023, which resulted in lower origination volumes and widening secondary market credit spreads. Against this economic backdrop, we believe the U.S. reverse mortgage market opportunity remains strong and is a key component of an existing underserved market of seniors in the U.S.

As a result of this transformation, today we are principally focused on offering reverse mortgage loan products throughout the U.S. While reverse mortgage loan products were among the types of products the Company historically offered, the Company does not have a substantial history operating as a Company with this more streamlined focus on the reverse mortgage business. Operating a business with this more streamlined focus presents unique challenges to the Company not presented under the Company’s prior model. For example, the Company will need to be able to manage conditions or events that arise adversely impacting the reverse mortgage market without relying on other business lines to support its financial condition. Historically, under the more diversified model, the Company may have been able to rely upon such other business lines to help support the Company’s financial condition while the reverse mortgage market recovered from adverse circumstances. Further, it may be more difficult to forecast the Company’s financial performance, as its historical performance under the prior model may not be indicative of how the Company will perform under similar conditions under the streamlined model. This may make it more difficult for the Company to determine how to best allocate resources to address needs and maximize market opportunities.

The Company’s success as a modern retirement solutions platform also depends on its ability to develop and obtain regulatory approval to offer innovative proprietary products to satisfy the needs of the vast and largely underserved U.S. senior population. This will depend upon the Company’s ability to successfully identify the needs of the U.S. senior population and develop attractive products that successfully address those needs. Further, before offering a new proprietary product in a state, the Company is required to obtain regulatory approvals required in such state. Currently certain of the Company’s proprietary products are only available in a limited number of states due to the time necessary to obtain regulatory approvals. If the Company experiences delays in obtaining regulatory approvals for proprietary products or is not able to obtain regulatory approvals in certain states, particularly larger states or states with a larger proportional share of seniors, then the Company’s origination volumes for proprietary products, and ultimately its profitability, may be adversely impacted.

As a business principally focused on the reverse mortgage loan market, the Company will in particular need to be able to successfully manage its liquidity and monetize its originated loans. Reverse mortgage origination is a “cash-light” business because reverse mortgage borrowers are generally not required to make principal and interest payments until loan maturity. Therefore, there are limited interim cash flows paid to the originator prior to the loans being monetized via a whole-loan sale or a securitization. In order to maintain sufficient liquidity to continue to originate new loans and operate our business, the Company relies on the availability of warehouse financings as well as an active secondary market for its loans. Should the Company not be able to maintain sufficient access to warehouse financings or not be able to sell its reverse mortgage loans, or mortgage-backed securities backed by its reverse mortgage loans, into the secondary market, it could have a material adverse effect on our liquidity, financial condition, performance and business. See “—If we are unable to obtain sufficient capital to meet the financing requirements of our business, or if we fail to comply with our debt agreements, our business, financing activities, financial condition and results of operations will be adversely affected.” Additionally, in circumstances where the unpaid principal balance (“UPB”) of a HECM securitized into an HMBS reaches 98% of the maximum claim amount (which is the maximum FHA insurance amount available for a HECM), the Company is required under Ginnie Mae guidelines to repurchase such HECM from the securitization, which requires the Company to maintain additional liquidity or access to capital (in the form of financing capacity or otherwise). The Company may also be required to satisfy repurchase demands pursuant to its proprietary loan securitizations and purchase and sale agreements with investors from time to time. If the Company is required to satisfy significant repurchase requirements simultaneously, the Company may not have sufficient liquidity or access to capital available to satisfy such demands, which would have a material adverse effect on our business, financial condition and results of operations.

The Company’s success will depend upon its ability to manage these challenges in order to capitalize on the reverse mortgage market opportunity.

The failure to successfully operate the recently integrated lending platform that we acquired from AAG/Bloom may adversely affect the Company’s future results, financial condition and liquidity.

The Company believes that the acquisition of the operational assets of AAG/Bloom will result in certain benefits, including expanding our customer base, achieving cost synergies, enhancing product innovations and optimizing operational efficiency. However, to fully realize these anticipated benefits, we must be able to scale and grow the platform efficiently. The Company may fail to realize the anticipated benefits of the acquisition for a variety of reasons, including the following:

•failure to successfully manage relationships with existing customers, loan investors and lenders;
•failure to maintain AAG/Bloom’s existing customers, as well as to develop and expand reverse mortgage customers;
•the ability to generate new revenues or maintain existing revenue levels, while simultaneously reducing operating expenses;
•failure to consolidate and optimize technologies and systems;
•failure to leverage the increased scale of the combined company quickly and effectively;
•potential difficulties integrating and harmonizing different corporate cultures;

•the loss of key employees;
•failure to effectively coordinate sales and marketing efforts to communicate the enhanced capabilities of the Company; and
•failure to combine product offerings and product lines quickly and effectively.

We have a recent history of net losses and we may not achieve or maintain profitability in the future due to the risks and uncertainties associated with operating as a modern retirement solutions platform, which may cause us to be dependent on continued extensions of our revolving working capital lines of credit to remain a going concern.

We generated net losses of $218.2 million, $715.5 million and $1,176.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, and a net profit of $497.9 million for the year ended December 31, 2020. Our accumulated deficit was $714.4 million, $634.3 million and $443.6 million as of December 31, 2023, 2022 and 2021, respectively. As described under “Item 1. Business—Organizational Transformation” in the Form 10-K, to reduce future ongoing losses and increase liquidity, the Company entered into strategic transactions during the fourth quarter of 2022 and calendar year 2023 to transform our business from a vertically integrated, diversified lending and complementary services platform to a modern retirement solutions platform. This resulted in the Company exiting its traditional mortgage lending segment, its commercial lending segment, its home improvement lending business and its lender services businesses. At the same time, the Company further invested in its reverse mortgage lending business, including by acquiring operational assets of AAG/Bloom.

The amount of future net losses and our ability to achieve profitability will depend on our future expenses and our ability to generate revenue, which are difficult to predict due to the risks and uncertainties associated with operating as a modern retirement solutions platform, as outlined herein. The savings and efficiencies we achieve from the transformation and streamlining of our business model may be less significant than we expect. Further, completing the integration of the operational assets of AAG/Bloom and operating our transformed business model may be more costly than we anticipate and may not result in the revenue growth that we expect. If we continue to incur losses in the future, the net losses and negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders’ equity and liquidity. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our Class A Common Stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired.

Our financial condition, when evaluated at certain points in time during 2023, before consideration of management’s plans, raised questions as to our ability to continue to be a going concern. To address these questions, management took certain actions, including the extension of our revolving working capital lines of credit, which currently have a maturity date of May 25, 2025. If we are not able to achieve or maintain profitability, our financial condition may continue to raise questions as to our ability to continue to be a going concern, and we may continue to rely in significant part on such revolving working capital lines of credit to address such questions. If we are not able to achieve or maintain profitability and are not able to continue to extend such revolving working capital lines of credit, we may not be able to sufficiently address questions as to our ability to continue to be a going concern in the future. As a result, the market price of our Class A Common Stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. For a related discussion regarding our senior notes maturing in November 2025, see “—Risks Related to Our Indebtedness—Our ability to repay or refinance our senior notes, which mature in November 2025, will require access to capital, which may not be available on favorable terms, or at all, at the time of repayment or refinancing, especially in light of current market conditions, which could adversely affect our financial position.”

Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates due to U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our operations, financial performance, and earnings.

Our operations, financial performance and earnings are significantly impacted by prevailing interest rates, which are in turn affected by U.S. monetary policies and macroeconomic conditions such as inflation fluctuations, recessions, consumer confidence and demand. Inflation rates increased significantly during the course of 2022 and remained relatively high compared to historical averages in 2023. In response to these high inflation rates, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) increased interest rates eleven times over the course of 2022 and 2023, which negatively impacted the demand for mortgage financing, our loan production volume and our overall revenues. Our revenues related to continuing operations were $53 million in fiscal year 2022 and $234 million in fiscal year 2023. Our revenues specific to the Retirement Solutions segment were $300 million in fiscal year 2022 and $149 million in fiscal year 2023. Inflation rates may remain relatively high for an extended period of time, which may in turn result in a sustained period of higher interest rates. In addition, interest rates and the liquidity of the mortgage-backed securities (“MBS,” which includes HMBS) market may be impacted by the Federal Reserve increasing the federal funds rate, tapering MBS purchases or selling MBS.

Our financial performance and profitability is directly affected by changes in prevailing interest rates. An increase in prevailing interest rates could:

•adversely affect our loan production volume, as taking out a new loan or refinancing an existing loan would be less attractive and qualifying for a loan may be more difficult;
•increase the cost of servicing our outstanding debt, including debt related to servicing assets and financing our loan production, and make it more challenging to refinance existing debt on favorable terms;
•make new securitizations or re-securitizations less economically feasible; and
•reduce the value of the assets on our balance sheet due to higher costs of financing.

A decrease in prevailing interest rates could:

•cause an increase in the expected volume of new loans and loan refinancings, which would negatively impact the fair value of our MSR and residual securities; and
•reduce our earnings from our custodial deposit accounts.

Furthermore, borrowings under our warehouse lines of credit and MSR and servicing advance facilities are at variable rates of interest, which also expose us to interest rate risk. When interest rates increase, our debt service obligations on this variable rate indebtedness increase, even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decreases.

Any of the increases or decreases discussed above could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our geographic concentration could materially and adversely affect us if the economic conditions in our current markets should decline or if our current markets are impacted by natural disasters.

As of December 31, 2023, 43% of our reverse mortgage loans (by unpaid principal balance) were secured by properties in the state of California. As a result of this geographic concentration, the size and quality of our loan portfolio, which impacts our ability to collect origination fees, monetize our originated loans and collect on the loans we hold, are largely dependent on economic conditions in California. Adverse changes in the California economy may be caused by inflation, recession, unemployment, state or local real estate laws and regulations or other factors beyond our control. Such adverse changes could disproportionately impact the demand for our products and services as compared to other lenders with more geographically diversified operations, impacting the size of our loan portfolio and, accordingly, negatively affecting the results of our operations. Adverse changes in the California economy could also result in decreases in real estate values in California, adversely impacting the value of the properties used as collateral for loans to our borrowers. If the value of such properties decreased, it may in turn make the related loans less attractive to investors and therefore more difficult to monetize. Due to the non-recourse nature of reverse mortgage loans, we may ultimately incur losses on any such loans that we hold to maturity if the decreased value results in the property being sold for less than the loan balance at maturity, though such risk is mitigated in the case of HECM due to our ability to assign HECM to HUD or collect proceeds from FHA loss claims. Further, such adverse economic changes may adversely impact the ability of our borrowers to make timely tax and insurance payments and otherwise comply with the conditions of their loans, which could result in an increase in defaults and in turn faster maturities and increased risk of losses on such loans.

In addition, properties located in California may be more susceptible to certain natural disasters, such as wildfires and mudslides, and certain natural disasters not covered by standard hazard insurance, such as earthquakes. Even for properties located in an earthquake prone area, we and other lenders in the market area may not require earthquake insurance as a condition of making a loan. Further, with respect to mortgaged properties in California, if the related insurer determines there is a heightened risk of property damage due to wildfires, such insurer may elect not to renew the related hazard policies or may charge higher premiums. This may result in an increase in lapsed policies or insufficient coverage and an increase in expenses for our Company as servicer, if we elect to force-place hazard insurance. If there is a major earthquake, fire, mudslide or other natural disaster, we face the risk that many of our borrowers may experience uninsured property losses and other adverse economic consequences, which could in turn have a material and adverse impact on our business, as further described under “—Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, which may increase in frequency or severity as a result of global climate change, and to interruption by man-made issues such as strikes, wars and civil unrest.”

We use estimates in measuring or determining the fair value of the majority of our assets and liabilities. If our estimates prove to be incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our business, financial condition and results of operations.

We use financial models that utilize, wherever possible, market participant data to value certain of our assets and liabilities, including warrants, our mortgage loans held for sale, MSR, derivative assets and liabilities, HMBS related obligations and nonrecourse debt for purposes of financial reporting. We also use models to estimate the change in value of loans held for investment due to market or model input assumptions as an add back to calculate Adjusted Net Income and Adjusted EBITDA. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the models are complex because of the high number of variables that drive cash flows in each of the respective assets and related liabilities.

Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events based on information available at the time of our financial statements. Further, some of our loans and financial assets held for investment do not trade in an active market with readily observable prices and therefore, their fair value is determined using valuation models that calculate the present value of estimated net future cash flows using estimates of draws or advances, prepayment speeds, home price appreciation, forward interest rates, loss rates, discount rates, cost to service, interest from collected deposits, contractual servicing fee income and ancillary income.

Fair value determinations require many assumptions and complex analyses, especially to the extent there are not active markets for identical assets. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. In particular, models are less dependable when the economic environment is outside of historical experience, as was the case from 2008-2010 and during the COVID-19 pandemic.

If the assumptions we use in our models prove to be inaccurate, if market conditions change or if errors are found in our models or weaknesses in our model governance, we may be required to write down the value of such assets or the value of certain of our assets may decrease, which could adversely affect our business, financial condition and results of operations. The fair value of the assets and liabilities related to our securitizations rely on forward rates of interest. Further, the durations of assets and liabilities may not match, resulting in sensitivities to specific portions of the forward curve for interest rates. If these assumptions prove to be wrong or the market for interest rates changes, we may be required to write down the net value of our assets related to our securitizations.

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

Our business could suffer if we fail to attract, or retain, highly skilled employees, and changes in our executive management team may be disruptive to our business.

Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified and skilled personnel for all areas of our organization. Trained and experienced personnel in the mortgage industry are in high demand and may be in short supply, particularly those with training and experience specific to the reverse mortgage industry. Companies with which we compete may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain the skilled workforce necessary to operate our businesses, and labor expenses may increase as a result of a shortage in the supply of qualified personnel.

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

Our failure to implement and maintain effective internal controls over financial reporting could require us to restate financial statements and cause investors to lose confidence in our reported financial information.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

In order to develop, maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related and audit-related costs and significant management oversight. Our internal controls, including any new controls that we develop, may become inadequate because of changes in conditions in our business. Weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to maintain effective disclosure controls and internal controls over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our securities. See “Risks related to Ownership of our Class A Common Stock and Warrants—The Company incurs significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations” and “Risks related to Ownership of our Class A Common Stock and Warrants—The Company may not be able to effectively continue to implement and maintain controls and procedures required by the Sarbanes-Oxley Act that are applicable to us.”

We may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring or investing in a company or business, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls and security environment.

We may from time to time identify opportunities to acquire another company or business. The risks associated with acquisitions include, among others:

•failing to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring or investing in a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls and information security environment;
•significant costs and expenses, including those related to retention payments, equity compensation, severance pay, intangible asset amortization and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees;
•unanticipated issues in integrating information, management style, controls and procedures, servicing practices, communications and other systems including information technology system;
•unanticipated incompatibility of purchasing, logistics, marketing and administration methods;
•failing to retain key employees or clients;
•inaccuracy of valuation and/or operating assumptions supporting our purchase price; and
•representation and warranty liability relating to a target’s previous lending activities.

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

Our business is becoming increasingly reliant on technology investments and the returns on these investments are not always predictable. We are currently making, and will continue to make, significant technology investments to support our service offerings and to implement improvements to our customer-facing technology and information processes in order to more efficiently operate our business and remain competitive and relevant to our customers. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. Selecting the wrong technology, failing to adequately support development and implementation or failing to adequately oversee third-party service providers could result in damage to our competitive position and adversely impact our business, financial condition and results of operations.

A security breach or a cyber-attack could adversely affect our results of operations and financial condition.

We collect and store certain personal and financial information from customers, employees and other third parties. Security breaches or cyber-attacks involving our systems or facilities, or the systems or facilities of our service providers, could expose us to a risk of loss of personally identifiable information of customers, employees and third parties or other confidential, proprietary or competitively sensitive information, which could potentially have an adverse impact on our future business with current and potential customers, results of operations and financial condition. We could also be subjected to cyber-attacks, such as ransomware, that could result in slow performance and loss or temporary unavailability of our information systems, adversely effecting our operational efficiency and ultimately our results of operations and financial condition. Recently, other mortgage lenders and servicers have been the subject of cyber-attacks resulting in data breaches and temporary unavailability of information systems. Mortgage lenders, servicers and other mortgage industry participants may continue to be targeted in such attacks in the future. Globally, cyber-attacks are expected to continue accelerating in both frequency and sophistication with increasing use by malicious actors of tools and techniques that could hinder our ability to identify, investigate and recover from incidents. Such attacks may also increase as a result of retaliation by Russia in response to actions taken by the U.S. and other countries in connection with Russia’s military invasion of Ukraine. Furthermore, our employees operate under a hybrid workforce model and such model may be more vulnerable to security breaches.

We rely on encryption and other information security technologies licensed from third parties to provide security controls necessary to help in securing online transmission of confidential information pertaining to customers, employees and other aspects of our business. A failure in our information security technologies may result in a compromise or breach of the technology that we use to protect sensitive data. A party who is able to circumvent our security measures by methods such as hacking, fraud, trickery or other forms of deception could access sensitive personal and financial information or cause interruption in our operations. We are required to expend capital and other resources to protect against such security breaches or cyber-attacks or to remediate problems caused by such breaches or attacks. Our security measures are reasonably designed to protect against security breaches and cyber-attacks, but our failure to prevent such security breaches and cyber-attacks could subject us to liability, regulatory action, decrease our profitability and damage our reputation. Even if a failure of, or interruption in, our systems or facilities is resolved timely or an attempted cyber incident or other security breach is successfully avoided or thwarted, it may require us to expend substantial resources or to take actions that could adversely affect customer satisfaction or behavior and expose us to reputational harm.

Information security risks have increased because of the increasing industry-wide reliance on technologies, including mobile devices, that are connected over the internet and used to process data and conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because new vulnerabilities emerge daily, uses change frequently and attacks can originate from a wide variety of sources. The occurrence of any of these events could adversely affect our business, results of operations and financial condition.

Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and adversely impact our results of operations and financial condition.

We are dependent on the secure, efficient and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must be able to facilitate a loan application experience that equals or exceeds the experience provided by our competitors. We have or may in the future experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, terrorism, war, health pandemics and other similar events, and our disaster recovery planning may not be sufficient for all situations. This is especially applicable in the response to the COVID-19 pandemic and the shift we have experienced in having most of our employees work from their homes, as our employees access our secure networks through their home networks. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruption could interrupt or delay our ability to provide services to our clients and loan applicants, and could also impair the ability of third parties to provide critical services to us.

We are incorporating artificial intelligence technologies into our processes. These technologies may present business, compliance and reputational risks.

Recent technological advances in artificial intelligence and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in artificial intelligence, our competitive position and business results may suffer. At the same time, use of artificial intelligence has recently become the source of significant media attention and political debate. The introduction of these technologies, particularly generative artificial intelligence, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize artificial intelligence and machine learning-technology while carrying out their responsibilities. The use of artificial intelligence can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies and the risk that using such technologies could result in leakage of our confidential information.

Climate change, climate change-related regulation and the increased focus on environmental, social and governance (“ESG”) issues may adversely affect our business and financial results and damage our reputation.

Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future. Evolving ESG rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently-adopted climate-related reporting requirements, new climate disclosure rules adopted by the state of California, and similar proposals by other U.S. regulatory bodies. Such restrictions and requirements could increase our costs or require additional technology and capital investment, which could adversely affect our results of operations.

Additionally, ESG and other sustainability matters and the adequacy of our response and disclosures relating to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency. Increasing governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. Further, various third-party organizations have developed ratings processes or second party opinions (“SPOs”) for evaluating companies on their approach to ESG matters. FAR has received an SPO in connection with its private label securitizations. These third-party ESG ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable ESG ratings or SPOs may lead to reputational damage and negative sentiment among our investors and other stakeholders. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. Conversely, anti-ESG sentiment has gained some momentum across the United States. Failure to successfully manage divergent ESG-related expectations across stakeholders could erode stakeholder trust, impact our reputation and adversely affect our business. If we are unable to adequately address such ESG matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, which may increase in frequency or severity as a result of global climate change, and to interruption by man-made issues such as strikes, wars and civil unrest as well as health pandemics and epidemics.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. Such events may cause damage to our systems or operations if they were to impact areas where a significant number of our employees are located. We believe such risk is somewhat mitigated due to the lack of concentration of our employees or business in one building or metro area; however, this geographic diversity may make us more vulnerable to disruptions in technology. See “—Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and adversely impact our results of operations and financial condition.”

Further, natural catastrophic events could result in damage to the properties of our borrowers collateralizing our loans. While the geographic distribution of our borrowers somewhat limits our physical climate risk, the impact of such events would be exacerbated if such events were to occur in areas where a significant number of our borrowers are located. See “—Our geographic concentration could materially and adversely affect us if the economic conditions in our current markets should decline or if our current markets are impacted by natural disasters.” Mortgagee properties securing the loans that we originate are required to be covered by hazard insurance customary to the area in which the property is located, however there could be circumstances where insurance premiums have not been timely paid or the insurance coverage otherwise fails or is insufficient (for example, the National Flood Insurance Program has a cap of $250,000). Further, in certain areas, such as California, earthquake insurance is not required by HUD or other lenders generally. Additionally, as the risk and severity of weather-related natural disasters potentially increases due to climate change, it may become more difficult for borrowers to obtain affordable insurance. If a property relating to a loan held by us were to incur uninsured damage, it may be difficult to effectively monetize such loan via a sale or securitization. Due to the non-recourse nature of reverse mortgage loans, we may ultimately incur losses on the loan if the damage results in the property being sold for less than the loan balance at loan maturity. In the case of a HECM, we may also incur losses when a loan matures prior to the completion of repairs following a natural disaster, because we are required to reduce our claim to the FHA by the unrepaired damage amount. If properties relating to loans we have already sold or securitized were damaged, we would be exposed to such losses generally only if we had breached a representation or warranty under the related purchase and sale agreement. However, in cases where we have retained some credit risk, we could suffer losses. In addition, natural catastrophic events often lead to increased delinquencies and increased servicing advances, which create additional risk for us. Natural catastrophic events may also result in longer timelines to liquidate loans at maturity or to assign HECM to HUD.

In addition, strikes, war and other geopolitical unrest as well as health pandemics and epidemics, such as the COVID-19 pandemic, could cause disruptions in our business and lead to interruptions, delays or loss of critical data. We may not have sufficient protection or recovery plans in certain circumstances, and our business interruption insurance may be insufficient to compensate us for losses that may occur. These types of catastrophic events may also affect loans pending origination that have been rate-locked and loans that we are holding for sale or investment. For example, our gains in connection with securitizations and loans sales, the cost of capital to our Company and the value of our assets may be adversely affected due to economic or industry sector downturns, geopolitical tensions arising out of wars such as Russia’s ongoing war with Ukraine or the ongoing war between Israel and Hamas and any prolonged occurrence of infectious disease or other adverse public health developments. Restrictions and regulations that result from conflicts and public health events may be complex and frequently changing, and they may impose additional legal compliance costs or business risks associated with our operations. Any escalation in such conflicts or events could lead to disruption, instability and volatility in global markets and industries that could negatively impact our business, results of operations and financial condition.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk and other market-related risks, as well as operational and legal risks related to our business, assets and liabilities. We are also subject to various laws, regulations and rules that are not industry specific, including employment laws related to employee hiring, termination and pay practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. The Company maintains policies and procedures for compliance with various laws and risk management efforts. Our risk management policies, procedures, techniques and any updates thereof may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified or identify additional risks to which we may become subject in the future. Our transformation into a modern retirement solutions platform may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor and mitigate these risks as our business activities change or increase.

As a result of the application of the acquisition method of accounting in connection with business combinations, the historical consolidated financial statements of the Company are not necessarily indicative of the Company’s future results of operations, financial position and cash flows, and the Company has recognized, and may recognize in the future, impairment charges related to goodwill, identified intangible assets and fixed assets.

In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, to the extent goodwill and intangible assets are recorded on the statement of financial condition, the Company is required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis and on an interim basis if there are indicators of a possible impairment. The Company will also be required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of indefinite and definite-lived assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which the Company operates or impairment in the Company’s financial performance and/or future outlook, the estimated fair value of the Company’s indefinite and definite-lived assets decreases, the Company may determine that one or more of its indefinite and definite-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets. In prior years, the Company has recognized impairment charges and may in the future be required to recognize additional impairment charges. Any such impairment charge could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Our Lending Business

Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.

Our success depends largely on the health of the U.S. residential real estate market, which is seasonal, cyclical and affected by changes in general economic conditions impacted by national and global events that are beyond our control. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, inflationary pressures that limit surplus cash and increased unemployment or stagnant or declining wages affect demand for loans, borrowers’ ability to qualify for and comply with the terms of loans and our ability to monetize and collect on loans.

Adverse economic conditions may make a loan product less attractive to a borrower due to higher associated costs, particularly in higher interest rate environments, as well lower limits on the funds a borrower is eligible to receive, particularly in environments where property values have been stagnant or are declining. This in turn decreases demand from borrowers and adversely impacts our origination volumes. Further, adverse economic conditions may make it more difficult for borrowers to qualify for a loan product due to difficulties meeting requirements with respect to assets and/or income, particularly in slow economic growth and/or high inflation environments where potential borrowers may have limited surplus cash or income, also adversely impacting our origination volumes. Similar conditions resulting in limitations on cash and/or income may also make it more difficult for a borrower to comply with the ongoing requirements associated with their loan, which in turn can result in increased advancing obligations in our role as servicer and higher rates of default. Higher rates of default will result in lower revenue for loans we service for Ginnie Mae in particular because we collect servicing fees from them only for performing loans, and may delay collection of servicing fees from some securitizations. Further, defaults may ultimately result in losses, particularly if property values are depressed and it becomes difficult to recover the outstanding loan balance via foreclosure and sale of the mortgaged property. Additionally, uncertainty or deterioration in mortgage market conditions could lead to a tightening of the credit markets, higher interest rates and widening credit spreads, which will result in lower net proceeds in connection with loans sold or securitized in the secondary market. This can particularly be the case because higher interest rates lead to lower loan origination volumes, which generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Such events could be detrimental to our business.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Although we maintain multiple banking relationships with both national and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could constrain our liquidity and result in a loss of funds, especially where deposited amounts exceed any insured maximum level, and result in significant market volatility. Additionally, if any parties with whom we conduct business are unable to access deposits with a financial institution, funds pursuant to certain instruments or lending arrangements with such a financial institution, the credit quality of our counterparties may be adversely impacted and limited access to funds could compromise the ability of our customers to pay their obligations to us, or to enter into new commercial arrangements with us.

Any of the circumstances described above, alone or in combination, may lead to volatility in or disruption of the credit markets at any time and may have a detrimental effect on our business.

FAR’s status as an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer is subject to compliance with each of their respective guidelines and other conditions they may impose, and the failure to meet such guidelines and conditions could have a material adverse effect on our overall business and our financial position, results of operations and cash flows.

FAR is an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer. In connection with these approvals, FAR is subject to compliance with each of the FHA’s and Ginnie Mae’s respective regulations, guides, handbooks, mortgagee letters and all participants’ memoranda. For example, as a Ginnie Mae issuer, FAR must meet certain minimum capital requirements, including, but not limited to, Ginnie Mae’s requirement that non-depository institutions hold equity capital in the amount of at least 6% of total assets. Ginnie Mae has provided a waiver to FAR in connection with its equity capital requirements, which is necessary in large part due to the consolidation of the HMBS and other non-recourse transactions onto FAR’s balance sheet. Any failure by FAR to maintain the Ginnie Mae equity capital waiver or any loss of FAR’s status as an approved non-supervised FHA mortgagee or an approved Ginnie Mae issuer, could have a material adverse effect on our overall business and our financial position, results of operations and cash flows. See “Risks Related to Laws and Regulations—There may be material changes to the laws, regulations, rules or practices applicable to the FHA, HUD or Ginnie Mae which could materially adversely affect the reverse mortgage industry as a whole, including our business.”

We are subject to risks arising from conditions in the real estate and mortgage markets, in particular, the reverse mortgage market; we rely on the initiatives of HUD and Ginnie Mae to support the HECM program.

The success of our business strategies and our results of operations are materially affected by current or future conditions in the real estate and mortgage markets, in particular, the reverse mortgage market and the regulatory landscape applicable to the reverse mortgage market. FAR originates and acquires proprietary reverse mortgage loans as well as HECM in accordance with the FHA’s HECM program. HECM are insured by the FHA. As an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer, FAR pools interests in HECM (also known as participations) into HMBS. The Ginnie Mae HMBS guide imposes a mandatory repurchase requirement on a HECM issuer to repurchase a pooled HECM when such HECM reaches 98% of its maximum claim amount (which is the maximum FHA insurance amount available for a HECM). In December 2022, Reverse Mortgage Funding LLC (“RMF”), one of the nation’s largest reverse mortgage lenders, filed for Chapter 11 bankruptcy primarily due to its inability to secure adequate financing relating to its Ginnie Mae HECM repurchase obligations. RMF’s bankruptcy filing initially created disruption in the reverse mortgage market and adversely impacted the liquidity of reverse mortgage-backed securities as well as the cost of and availability of credit to reverse mortgage financial participants.

Following RMF’s bankruptcy filing, each of HUD and Ginnie Mae took several steps to support the reverse mortgage market. Among other things, HUD issued a mortgagee letter which streamlined certain processes relating to assignment of mortgage loans to HUD, thereby creating efficiency in the assignment process for mortgagees and easing the financial burden relating to assignments. In addition, HUD changed the determination of the debenture interest rate (the interest earned on loss claims between the due & payable date and the date of the loss claim) to be as of the date the loan becomes due & payable rather than the initial date the loan was endorsed by the FHA. Further, Ginnie Mae issued a memorandum relating to its HMBS program which allows issuers to pool draws relating to line of credit mortgage loans multiple times in a calendar month. The FHA and Ginnie Mae have also proposed additional measures to support reverse mortgage participants, including proposals to expand permissible assignments of HECM to include instances where there is a death event of the related mortgagor(s). Ginnie Mae has indicated that it is in the process of developing a new program to finance buyout mortgage loans. Our Company has welcomed these proposed changes from HUD and Ginnie Mae and relies on the enactment of future proposed changes by HUD and Ginnie Mae to allow the industry to stabilize post RMF’s bankruptcy. No assurance can be given as to whether or not any proposed changes will be enacted and the terms of such proposals if and when they are enacted. If such proposals are not enacted or are delayed or if the final terms of such proposals do not provide anticipated financial relief, it may adversely affect the reverse mortgage market as well as the Company and its future strategies and results of operations.

See “—Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.”

We face competition that could adversely affect us and we may not be able to maintain or grow the volume of our loan originations.

We compete with other third-party businesses in originating reverse mortgage loans. Some of our competitors may have more name recognition and greater financial and other resources than we have, including better access to capital. Competitors who originate reverse mortgage loans to retain for investment may have greater flexibility in approving loans.

In our reverse mortgage business, we operate at a competitive disadvantage to federally chartered depository institutions because they enjoy federal preemption. As a result, they conduct their business under relatively uniform U.S. federal rules and standards and are not subject to licensing and certain consumer protection laws of the states in which they do business. Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans. See “Risks Related to Laws and Regulations—Unlike competitors that are national banks, we are subject to state licensing and operational requirements that result in substantial compliance costs and risks.” Depository institutions also enjoy regular access to very inexpensive capital. To compete effectively, we must maintain a high level of operational, technological and managerial expertise, as well as access to capital at a competitive cost.

We cannot assure you that we will remain competitive with other originators in the future, a number of whom also compete with us in obtaining financing. In addition, other competitors with similar objectives to our own may be organized in the future and may compete with us. These competitors may be significantly larger than us, may have access to greater capital and other resources or may have other advantages. Furthermore, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Reputational harm, including as a result of our actual or alleged conduct or public opinion, could adversely affect our business, results of operations and financial condition.

Reputational risk is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including marketing, loan origination, loan servicing, debt collection practices, corporate governance and other activities. Negative public opinion can also result from actions taken by government regulators and community organizations in response to our activities, from adverse actions taken by rating agencies, from adverse reports published by analysts, from consumer complaints, including in the CFPB complaints database, from litigation filed against us and from media coverage, whether accurate or not. The reverse mortgage origination business as a whole had reputational issues arise after 2007, when home values were decreasing nationwide, and the only products available to consumers were HECM products. Prior to 2015, HECM products were not underwritten to confirm the ability of borrowers to pay taxes and insurance; while the proceeds provided initial cash benefits to the borrowers, if they ultimately were unable or unwilling to pay property taxes and insurance, foreclosures for default would result, and eventually the reverse mortgage borrowers would be evicted. In addition, for various reasons, borrowers would sometimes not have their spouses as co-borrowers on the reverse mortgage loan, with the result that when the borrower died, the non-borrowing spouse would be facing a due-and-payable balance, which they often were not able to refinance. Because absent an event of default, reverse mortgage loans only become due and payable upon the death of the borrower, and the estate or heirs may not be engaged in the post-termination resolution of the reverse mortgage, reverse mortgages end with foreclosure more often than traditional mortgages. Those public filings are aggregated and come under scrutiny by agenda-driven groups who may not understand that the borrower is not being evicted and simply believe they have spotted a pattern of foreclosure for this type of loan. These issues led to adverse publicity in the reverse mortgage industry.

The issuance of specific regulations and guidance requiring that borrowers be clearly informed regarding their obligations to pay taxes and insurance during the application process and the requirement of “financial assessment” by HUD starting in 2015 have greatly decreased the risks of default due to failure to pay taxes and insurance. HUD also provided clear guidance regarding both underwriting and servicing of loans involving non-borrower spouses, significantly decreasing the risks of those situations. Borrower counseling by a HUD-approved counseling agency is required on HECM. FAR also requires pre-application counseling by a HUD-approved counseling agency for its proprietary reverse mortgages, and also underwrites these loans for the borrower’s willingness and ability to pay property taxes and hazard insurance premiums. In addition, for its proprietary reverse mortgages, FAR has more latitude to employ a variety of loss mitigation solutions to avoid foreclosure when the borrower is still living in the home. Nevertheless, there may be situations where foreclosure is the only resolution to the loan. Foreclosures where the reverse mortgage borrower is still living in the home—or even when the borrower is no longer occupying the home—may lead to increased reputational risk. In addition, negative publicity due to actions by other reverse mortgage lenders could cause regulatory focus on our business as well. In addition, the CFPB has historically closely scrutinized reverse mortgage marketing practices, publishing a 2015 study on this topic and entering into a number of public consent orders with reverse mortgage lenders over their marketing practices. See “Risks Related to Laws and Regulations—AAG/Bloom was subject to two separate enforcement matters with the CFPB and the Company agreed to comply with the terms of the related Orders in connection with its acquisition of operational assets from AAG/Bloom. Failure to comply with such Orders would have a detrimental impact on our business, reputation and financial condition.”

Large-scale natural or man-made disasters may lead to further reputational risk in the servicing area. Mortgage properties are generally required to be covered by hazard insurance in an amount sufficient to cover repairs to or replacement of the residence. However, when a large scale disaster occurs, the demand for inspectors, appraisers, contractors and building supplies may exceed availability, insurers and mortgage servicers may be overwhelmed with inquiries, mail service and other communications channels may be disrupted, borrowers may suffer loss of employment and unexpected expenses which cause them to default on payments and/or renders them unable to pay deductibles required under the insurance policies, and widespread casualties may also affect the ability of borrowers or others who are needed to effect the process of repair or reconstruction or to execute documents. Loan originations may also be disrupted, as lenders are required to reinspect properties that may have been affected by the disaster prior to funding. In these situations, borrowers and others in the community may believe that servicers and originators are penalizing them for being the victims of the initial disaster and making it harder for them to recover, potentially causing reputational damage to us. Further, if there are significant defaults in the mortgage portfolio that we service as a result of natural or man-made disasters, there are likely to be increased numbers of loans upon which we will be required to foreclose. Larger numbers of foreclosures will increase reputational risk in the mortgage area.

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

We require significant leverage in order to fund mortgage originations, make servicing advances and finance our investments. Accordingly, our ability to fund our mortgage originations, to make servicing advances and to continue investments depends on our ability to secure financing on acceptable terms, to comply with the conditions of our existing financings and to renew and/or replace existing financings as they expire. These financings may not be available on acceptable terms or at all. If we are unable to obtain these financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds.

As of December 31, 2023, we have entered into 13 warehouse lines of credit, MSR lines of credit and other secured lines of credit, with an aggregate of $1.5 billion in borrowing capacity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Certain Indebtedness.” These financings require us to comply with various covenants, including financial covenants, and in the past we have had difficulties complying with certain financial covenants and have had to obtain waivers or amendments to the terms of the affected covenants or, in a few instances, have elected to terminate the applicable financing arrangements. See “Risks Related to Our Indebtedness—The agreements that govern our senior notes, warehouse facilities and lines of credit impose significant operating and financial restrictions on the Company and its restricted subsidiaries, which may prevent us from capitalizing on business opportunities” and “Risks Related to Our Indebtedness—The agreements that govern our warehouse facilities and lines of credit typically contain covenants relating to our financial condition and we may experience difficulties in complying with such financial covenants.” If we were to experience difficulties in complying with covenants in the future and we were not able to secure a waiver or amendment or terminate the applicable financing arrangement, we could breach such a covenant and an event of default could occur. Upon the occurrence and during the continuance of an event of default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable. See “Risks Related to Our Indebtedness—Our failure to comply with the requirements of our outstanding indebtedness could result in an event of default that could materially and adversely affect our financial condition and ultimately force us into liquidation or bankruptcy.”

Our financings also have fair value risk pursuant to which our lending counterparties have the right to value the related collateral. In the event the market value of the collateral decreases (typically as determined by the related lender) and a borrowing base deficiency exists, the related lender can require us to prepay the debt or require us to post additional margin as collateral at any time during the term of the related agreement. Such an event could have an adverse impact on our liquidity and financial condition and could also present a risk of a covenant default and related consequences as referenced in the prior paragraph.

We are generally required to renew a significant portion of our debt financing arrangements each year and in cases of certain securities repurchase agreements, the terms are shorter such as biweekly or monthly rolling periods, which exposes us to refinancing and interest rate risks. Furthermore, our counterparties are not required to renew or extend our repurchase agreements or other financing agreements upon the expiration of their stated terms (which term may be as short as two weeks in the case of certain securities repurchase agreements). Our ability to refinance existing debt (including refinancing existing securitization debt) and borrow additional funds is affected by a variety of factors:

•the available liquidity in the credit markets and in particular, the availability of credit in the market for asset-backed lending;
•prevailing interest rates;
•an event of default, a negative ratings action by a rating agency and limitations imposed on us under the agreements governing our current debt that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;
•our financial condition and our ability to comply with our financial covenants;
•the strength of the lenders from which we borrow and the amount of borrowing such lenders will or may legally permit to us; and
•limitations on borrowings imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the facility.

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

We do not currently and may not in the future actively hedge our assets, and if we do hedge our assets, our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and valuations; our Company is exposed to other credit risk.

Our profitability is directly affected by changes in interest rates. The market value of closed loans held for sale and interest rate locks generally change along with interest rates. The value of such assets moves opposite of interest rate changes. For example, as interest rates rise, the value of existing mortgage assets falls. Further, a portion of our assets consist of MSR and the residual fair value of reverse mortgage loans above their related obligations, which may fluctuate in value.

We have not currently entered into hedges to reduce our exposure to the risks described in the prior paragraph. As described in further detail below, there are inherent risks that come with entering into hedges. In order to enter into hedges the Company needs sufficient liquidity to withstand the adverse impacts of hedging. The Company has determined that given its current position the risks that would come with entering into hedges outweigh the potential benefits. Therefore, currently the Company’s risks described in the prior paragraph are not mitigated by hedges. The Company may in the future decide to enter into hedges. However, there can be no assurance such hedges would adequately protect us from the aforementioned interest rate and fair value risks, or that a hedging strategy utilized by us would be well-designed or properly executed to adequately address such risks.

In the event we enter into hedges, our hedge instruments will be accounted for as free-standing derivatives and included on our consolidated statements of financial condition at fair market value. Our operating results could be negatively affected because the losses on the hedge instruments we enter into may not be offset by a change in the fair value of the related hedged transaction. Our hedging strategies could also require us to provide cash margin to our hedging counterparties from time to time. The Financial Industry Regulatory Authority, Inc. requires us to provide daily cash margin to (or receive daily cash margin from, depending on the daily value of related MBS) our hedging counterparties from time to time. The collection of daily margin between us and our hedging counterparties could, under certain MBS market conditions, adversely affect our short-term liquidity and cash-on-hand. Additionally, our hedge instruments may expose us to counterparty risk—the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which loss exceeds the value of existing collateral, if any.

Further, although our Company may hedge in order to mitigate interest rate risks, our Company’s assets are still exposed to market risks due to variations in prepayment speeds and credit spreads. Prepayment speed is the measurement of how quickly loans are repaid above the amortization schedule or, in the case of reverse mortgage loans, how far in advance of the expected maturity date the loans are repaid. Increasing prepayment speed may adversely affect the value of our MSR, loans and our retained securities. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark. Volatility in market conditions, resulting from events such as the unprecedented COVID-19 global pandemic and economic shutdown, or unstable geopolitical conditions such as the ongoing military action by Russia against Ukraine or the ongoing Israel-Hamas war, could cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market and price transparency of real estate related or asset-backed assets. Such market conditions can be volatile from time to time and can further deteriorate as a result of a variety of factors beyond our control with adverse effects to our financial condition. These events may impede, delay or complicate our ability to securitize or sell our assets, increase financing costs for our Company and adversely impact our ability to borrow capital generally. We generally do not hedge credit spreads.

A disruption in the secondary reverse mortgage loan market, including the MBS market, could have a detrimental effect on our business.

Demand in the secondary market and our ability to complete the sale or securitization of our loans or other receivables depends on a number of factors, many of which are beyond our control, including general economic conditions, general conditions in the banking system, the willingness of lenders to provide financing for reverse mortgage loans, the willingness of investors to purchase reverse mortgage loans and MBS and changes in regulatory requirements. Disruptions in the general MBS market may occur. Any significant disruption or period of illiquidity in the general MBS market could directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices, which could be detrimental to our business, including, but not limited to, increasing our cost of funds due to extended dwell time on our warehouse lines, and a negative impact on our liquidity due to write-downs on the value of the loans held on our balance sheet and the application of large decreases in advance rates due to longer dwell times on our warehouse lines.

We have third-party secondary market risks and counterparty risks (including mortgage loan brokers) that could have a material adverse effect on our business, liquidity, financial condition and results of operation.

Secondary Market Risks: We provide representations and warranties to purchasers and insurers of our loans and in connection with our securitization transactions, as well as indemnification for losses resulting from breaches of representations and warranties. In the event of a breach, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. While our contracts vary, they generally contain broad representations and warranties, including but not limited to representations regarding loan quality and underwriting (including compliant appraisals, calculations of income and indebtedness, and occupancy of the mortgaged property); securing of adequate mortgage and title insurance within a certain period after closing; and compliance with regulatory requirements. We may also be required to repurchase loans if the borrower fails to make certain loan payments due to the purchaser. These obligations are affected by factors both internal and external in nature, including the volume of loan sales and securitizations, to whom the loans are sold and the terms of our purchase and sale agreements, the parties to whom our purchasers sell the loans subsequently and the terms of those agreements, actual losses on loans which have breached representations and warranties, our success rate at curing deficiencies or appealing repurchase demands, our ability to recover any losses from third parties, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economies. Many of the factors are beyond our control and may lead to judgments that are susceptible to change. For HECM, we, in our capacity as a Ginnie Mae issuer, also have an obligation to buy HECM out of the HECM pools securitized into HMBS when the unpaid principal balance of a HECM reaches 98% of its maximum claim amount. Any significant increase in required loan repurchases could have a significant adverse impact on our cash flows and could also have a detrimental effect on our business and financial condition.

When engaging in securitization transactions, we also prepare marketing and disclosure documentation, including term sheets, offering documents and prospectuses, that include disclosures regarding the securitization transactions and the assets being securitized. If our marketing and disclosure documentation is alleged or found to contain material inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third-party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We have also engaged in selling or contributing loans to third parties who, in turn, have securitized those loans. In these circumstances, we have in the past and may in the future also prepare marketing and disclosure documentation, including documentation that is included in term sheets, offering documents, and prospectuses relating to those securitization transactions. We could be liable under federal and state securities laws (or under other laws) or contractually for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization.

Additionally, we typically retain various third-party service providers when we engage in securitization transactions, including underwriters or initial purchasers, trustees, administrative and paying agents and custodians, among others. We frequently contractually agree to indemnify these service providers against various claims and losses they may suffer in connection with the provision of services to us and/or the securitization trust. To the extent any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses as a result of these indemnities.

Third-Party Loan Broker Risk: The brokers through whom we originate have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of such brokers, U.S. federal and state agencies could impose such liability and we may therefore be subject to claims for fines or other penalties based upon the conduct of the brokers with whom we do business. The U.S. Department of Justice (the “DOJ”), through its use of a disparate impact theory under the Fair Housing Act, is actively holding home loan lenders responsible for the pricing practices of independent third-party brokers, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the broker could charge nor kept the money for its own account. In addition, under TILA, we may be held responsible for improper disclosures made to clients by brokers.

Counterparty Credit Risks: We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements, including our lenders, servicers and hedge counterparties. Although certain warehouse and other financing facility lines are committed, we may experience a disruption in operations due to a lender withholding funding of a borrowing requested on the respective financing facility. Any of the above could adversely affect our business, liquidity, financial condition and results of operations.

We have risks related to our Subservicers that could have a material adverse effect on our business, liquidity, financial condition and results of operation.

Each of our lending businesses acts as named servicer with respect to loans that we are required to service (including as an issuer of HMBS) and in each such case, the related business contracts with various third parties (collectively, the “Subservicers”) for the subservicing of the loans. In addition, we engage Subservicers to service loans that we hold on our balance sheet. FAR has contracted with Compu-Link Corporation (d/b/a Celink), a Michigan corporation (“Celink”), as a Subservicer to perform reverse mortgage servicing functions on our behalf, and with ServiceMac, LLC, a Delaware limited liability company (“ServiceMac”), as a Subservicer of its proprietary hybrid mortgage loan product. While we have discontinued and wound down our traditional mortgage lending segment and our commercial lending segment, FAM still services certain traditional and commercial mortgage loans originated prior to the wind down. FAM has contracted with LoanCare, LLC, a Virginia limited liability company (“LoanCare”), and ServiceMac as Subservicers to perform traditional mortgage servicing functions on our behalf (LoanCare and ServiceMac, in such capacity, each referred to herein as a “Traditional Servicer” and collectively as the “Traditional Servicers”). FAM has contracted with Servis One, Inc. d/b/a BSI Financial Services, a Delaware corporation, and Specialized Loan Servicing LLC, a Delaware limited liability company (the “Commercial Servicers”), as Subservicers to perform commercial mortgage servicing functions. These subservicing relationships present a number of risks to us.

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

In our reverse mortgage business, we believe the number of viable subservicers is limited, either due to the requisite Ginnie Mae authority and experience needed or, in the case of our proprietary hybrid mortgage loan product, due to the unique nature of the product and the need to combine both forward and reverse mortgage servicing functions when subservicing the product. Unless more subservicers enter this space, the quality of subservicing practices may deteriorate, and we could have limited options in the event of Subservicer failure. The failure of a Subservicer to effectively service our HECM, proprietary reverse mortgage loans and/or proprietary hybrid mortgage loans could have a material and adverse effect on our business and our financial condition.

We have sold or transferred a substantial portion of our traditional mortgage and commercial mortgage MSR in 2023, which has reduced our exposure to the Traditional Servicers and the Commercial Servicers. We anticipate selling or transferring much of our remaining traditional mortgage and commercial mortgage MSR in 2024, which would further reduce our exposure to the Traditional Services and the Commercial Servicers. However, while we hold MSR relating to traditional mortgages and commercial mortgages, we remain subject to risks resulting from the failure of such servicers to meet the requirements in their applicable servicing agreements, such as the risk of loss of reimbursement of loan related advances, expenses, interest and servicing fees.

Our Subservicers may be required to be licensed under applicable state law, and they are subject to various federal and state laws and regulations, including regulation by the CFPB. See “Risks Related to Laws and Regulations—Unlike competitors that are national banks, we are subject to state licensing and operational requirements that result in substantial compliance costs and risks.” Failure of the Subservicers to comply with applicable laws and regulations may expose them to fines, responsibility for refunds to borrowers, loss of licenses needed to conduct their business, and third-party litigation, all of which may adversely impact the Subservicers’ financial condition and ability to perform their responsibilities under the related subservicing agreement. In addition, regulators or third parties may take the position that we were responsible for the Subservicers’ actions or failures to act. In that event, we might be exposed to the same risks as the Subservicers.

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

If we do suffer a loss due to a Subservicer’s failure to perform, the recovery process against a Subservicer can be prolonged and may be subject to our meeting minimum loss deductibles under the indemnification provisions in our agreements with the Subservicer. The time may be extended as the Subservicer has the right to review underlying loss events and our request for indemnification. The amounts ultimately recovered from the Subservicers may differ from our estimated recoveries recorded based on the Subservicers’ interpretation of responsibility for loss, which could lead to our realization of additional losses. We are also subject to counterparty risk for collection of amounts which may be owed to us by a Subservicer. For example, Reverse Mortgage Solutions (“RMS”), who previously serviced a significant amount of loans for FAR, filed for Chapter 11 bankruptcy protection on February 11, 2019. RMS subsequently rejected its subservicing agreement with FAR. FAR filed a claim in the RMS bankruptcy for losses and potential future losses resulting from RMS’ failure to service loans in accordance with the terms of the subservicing agreement, and while FAR recovered certain amounts, it was less than the estimated current and future losses.

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

During any period in which a borrower is not making payments in respect of property taxes, insurance premiums or homeowners association dues, we are generally required under most of our servicing agreements to advance our own funds to meet contractual requirements to preserve the related mortgaged property by paying such property taxes, insurance premiums and homeowners association dues, as well as legal expenses and other protective advances. With respect to any loan in foreclosure, prior to liquidation or sale of the related property, we also advance funds to maintain, repair and market the property. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances, and in certain situations our contractual obligations may require us to make certain advances for which we may not be reimbursed. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could be detrimental to our business. As our servicing portfolio continues to age, defaults could increase, which may increase our costs of servicing and could be detrimental to our business. Any significant increase in required servicing advances could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition.

Our counterparties may terminate subservicing contracts under which we conduct servicing activities.

A substantial portion of the mortgage loans we service are serviced on behalf of Ginnie Mae. With respect to HECM securitized into HMBS, Ginnie Mae requirements prescribe the related base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards. As is standard in the industry, under the terms of our master servicing agreements with Ginnie Mae, Ginnie Mae has the right to terminate us as servicer of the loans we service on their behalf at any time and also has the right to cause us to transfer the MSR to a third-party. If Ginnie Mae were to terminate us as a servicer, or increase our costs related to such servicing by way of additional fees, fines or penalties, such changes could have a material adverse effect on the revenue we derive from servicing activity, as well as the value of the related MSR. These agreements, and other servicing agreements under which we service mortgage loans for loan purchasers or in connection with securitizations, also require that we service in accordance with certain prescribed servicing guidelines and in some cases contain financial covenants. Failure to satisfy such requirements could result in our termination as servicer under the applicable servicing agreement. If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business.

Risks Related to Laws and Regulations

We operate in a heavily regulated industry, and our loan origination and servicing activities expose us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state and local levels.

Due to the heavily regulated nature of the financial services industry, we are required to comply with a wide array of U.S. federal, state and local laws, rules and regulations that regulate, among other things, the manner in which we conduct our loan origination and servicing business and the fees that we may charge, how we compensate our loan officers and the collection, use, retention, protection, disclosure, transfer and other processing of personal information. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory and enforcement authority over our business. From time to time, we may also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to our servicing and lending activities. Ginnie Mae, the United States Department of the Treasury, various investors, securitization trustees and others also subject us to periodic reviews and audits. These laws, regulations and oversight can significantly affect the way that we do business, can restrict the scope of our existing business, limit our ability to expand our product offerings or to pursue acquisitions, or can make our costs to service or originate loans higher, which could impact our financial results. Failure to comply with applicable laws and regulatory requirements may result in, among other things, revocation of or inability to renew required licenses or registrations, loss of approval status, termination of contracts without compensation, administrative enforcement actions and fines, private lawsuits, including those styled as class actions, cease and desist orders and civil and criminal liability.

We must comply with a large number of federal, state and local consumer protection laws including, among others, TILA, as amended, together with its implementing regulations (Regulation Z), the FDCPA, RESPA, as amended, together with its implementing regulations (Regulation X), ECOA, as amended, together with its implementing regulations (Regulation B), FCRA, as amended, and its implementing regulations (Regulation V), the Fair Housing Act, the Telephone Consumer Protection Act, as amended, GLBA, together with its implementing regulations (Regulation P), the Mortgage Advertising Practices Rules (Regulation N), the Electronic Funds Transfer Act, as amended, and its implementing regulations (Regulation E), the Servicemembers’ Civil Relief Act, as amended, HMDA, together with its implementing regulations (Regulation C), the Secure and Fair Enforcement for Mortgage Licensing Act, as amended, the Federal Trade Commission Act, the Dodd-Frank Act, as amended, together with its implementing regulations, U.S. federal and state laws prohibiting unfair, deceptive or abusive acts or practices and state foreclosure laws. We are also subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including reverse mortgage loan originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA, Section 8 of RESPA, HMDA, ECOA, FCRA, GLBA and the FDCPA.

Antidiscrimination statutes, such as the Fair Housing Act and ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and the CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative effect on a protected class of individuals). This interpretation may increase the risk of an allegation of noncompliance. These statutes apply to loan origination, servicing practices, marketing, the amount and nature of fees that may be charged for transactions and incentives, such as rebates, use of credit reports, safeguarding of non-public, personally identifiable information about our clients, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features and required disclosures and notices to clients.

RESPA, among other things, prohibits the payment of fees or other things of value in exchange for referrals of real estate settlement services, which would include residential mortgage loans. However, RESPA expressly permits the payment of reasonable value for  non-referral services and facilities actually performed and provided. When a lender seeks to rely on this exception, it must be prepared to demonstrate that the services or facilities for which compensation is paid are separate and distinct from any referral and the amount paid is reasonable. If the amount paid exceeds the reasonable value, the excess could be attributable to the referral. The Company, like many originating lenders, uses “marketing services agreements” with sources of potential loan referrals, such as organizations that serve financial professionals. A “marketing services agreement” is an agreement under which a lender compensates a service provider for performing actual marketing services directed to the general public. The Company also has relationships with lead providers and digital consumer review websites and marketing providers, some of which may be considered “digital marketing review platforms” under the CFPB’s February 2023 Advisory Opinion titled “Digital Mortgage Comparison-Shopping Platforms and Related Payments to Operators.” The Company also has relationships with third-party mortgage brokers that place loans with the Company. Further, the Company previously engaged in “desk rental” agreements, which provide for the lease of office space, furniture and equipment and use of common areas and other services, like utilities, internet and shared receptionist and janitorial services. In connection with the wind down of FAM, the Company no longer has any desk rental agreements, but could still be subject to an allegation of a RESPA violation related to these past practices. From a RESPA perspective, the analysis focuses on whether the general marketing services are separate and distinct from any referrals that may occur, whether the services actually are being performed or provided and whether the amounts paid by the lender do not exceed the fair market value for such services. While the Company has controls in place to ensure that its relationships with referral sources comply with RESPA regulations, there can be no assurance that the CFPB or any other governmental entity with authority to enforce RESPA, or a court, will share this view. If the CFPB or a court determined that the Company’s existing program was not in compliance with RESPA regulations, or otherwise asserted a new basis for non-compliance with any similar regulations, it could have a detrimental effect on our reverse mortgage lending business, our financial condition and results of operation.

The scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased over time, in response to the financial crisis in 2008 and other factors such as technological and market changes, and may continue to increase in the future, including due to enhanced scrutiny resulting from changes in U.S. executive administration or Congressional leadership. Regulators continue to be active in the reverse mortgage space, including due to the perceived susceptibility of older borrowers to be influenced by deceptive or misleading marketing activities. Regulators have also focused on appraisal practices because reverse mortgages are largely dependent on collateral valuation. New applicable laws will likely continue to go into effect. Further, the U.S. federal, state and local laws and regulations that we are subject to are amended from time to time. While we have processes and systems in place to identify and interpret such new or amended laws and regulations and to implement them, we may not identify every application of law, regulation or ordinance, interpret them accurately, train our employees effectively with respect to these laws and regulations or supervise our service providers and vendors, including outside foreclosure counsel, adequately with respect to their compliance with these laws and regulations. The complexity and continuously changing nature of these legal requirements increases our exposure to the risk of noncompliance. These changes also result in an increase in our regulatory compliance burden and associated costs and place restrictions on our origination and servicing operations.

The laws and regulations applicable to us are subject to administrative or judicial interpretation, but some laws and regulations may not yet have been interpreted or may be clarified infrequently. Ambiguities in applicable laws and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws, and risk assessment decisions with respect to compliance with laws, difficult and uncertain. In addition, ambiguities make it difficult, in certain circumstances, to determine if, and how, compliance violations may be cured. The adoption by industry participants of different interpretations of these statutes and regulations has added uncertainty and complexity to compliance. We may fail to comply with applicable statutes and regulations even if acting in good faith due to a lack of clarity regarding the interpretation of such statutes and regulations, which may, and at times does, lead to regulatory investigations, governmental enforcement actions or private causes of action with respect to our compliance.

Regulatory enforcement and fines have increased across the banking and financial services sector. Regulatory authorities and private plaintiffs may allege that we failed to comply with applicable laws, rules and regulations where we believe we have complied. We have been, and expect to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to our compliance with applicable laws and regulations. Allegations may relate to past conduct and/or past business operations, such as the prior activity of acquired entities, and certain legislative actions and judicial decisions can give rise to the initiation of lawsuits against us for activities we conducted in the past. Furthermore, provisions in our loan product documentation, including but not limited to the mortgage and promissory notes we use in loan originations, could be challenged in and construed as unenforceable by a court. To resolve issues raised in examinations, investigations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. Even unproven allegations that our activities have not complied or do not comply with all applicable laws and regulations may have a material adverse effect on our business, financial condition and results of operations. See “—We are subject to legal proceedings, federal or state governmental examinations and enforcement investigations from time to time. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.”

Our failure to comply with applicable U.S. federal, state and local consumer protection and data privacy and information security laws could lead to:

•reduced payments by clients;
•modification of the original terms of loans;
•permanent forgiveness of debt owed to us;
•delays in the foreclosure process;
•increased servicing advance obligations;
•loss of our licenses and approvals to engage in our servicing and lending business;
•damage to our reputation in the industry and with consumers;
•governmental investigations and enforcement actions;
•administrative fines and penalties and litigation;
•civil and criminal liability, including class action lawsuits;
•diminished ability to finance loans that we originate or purchase, requirements to finance such loans at reduced advance rates compared to other financed loans or to remove financed loans from financing facilities;
•diminished ability to sell or securitize loans that we originate or purchase, requirements to sell such loans at a discount compared to other loans or to repurchase or address indemnification claims from purchasers of such loans or in connection with securitizations of such loans;
•inability to raise capital; and
•inability to execute on our business strategy.

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

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to increase but remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.

In the U.S., various federal and state regulators, including governmental agencies like the CFPB, the Federal Trade Commission and the California Privacy Protection Agency, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights with respect to personal information, than federal or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”), both increases privacy rights for California residents and imposes obligations on companies that process and share personal information. Among other things, the CCPA requires covered companies to provide new disclosures to California residents, including consumers, employees and contractors, provide such individuals new data protection and privacy rights, including the ability to opt-out of the sale of personal information or the sharing of personal information for cross-context behavioral advertising, and create additional requirements to limit the retention of personal information. The CCPA also established the California Privacy Protection Agency, an agency charged with data privacy enforcement and issuing clarifying privacy regulations. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. The private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, laws in all 50 U.S. states and territories require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly, including the passage of new privacy laws in Oregon, Delaware, Texas, Montana, Tennessee and Indiana, and there have been discussions in the U.S. Congress of a comprehensive federal data privacy law to which we would become subject if such a law was enacted. Related laws imposing requirements in areas such as cybersecurity, such as the New York Department of Financial Services’ amendments passed in November 2023 to its cybersecurity requirements for financial services companies, impose further requirements enhancing compliance obligations with respect to data privacy and security.

All of these evolving compliance and operational requirements, as well as changing consumer expectations around privacy, impose significant costs. Such costs include those related to organizational changes, implementing additional protection technologies and processes, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements are likely to require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as regulatory proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition and operating results.

Unlike competitors that are national banks, we are subject to state licensing and operational requirements that result in substantial compliance costs and risks.

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

We and our licensed Subservicers are required to comply with applicable jurisdictional licensing requirements and laws. Licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. Further, we and our licensed Subservicers are subject to periodic examination by state regulatory authorities and we may be subject to various reporting and other requirements to maintain licenses. Most state licensing laws require that before a “change of control” can occur, including in connection with a merger, acquisition or initial public offering, applicable state banking departments must approve the change. Most of these “change of control” statutes require that, if there is an acquisition, merger or initial public offering, the acquiring company or companies being merged or going public must notify the state regulatory agency and receive agency approval before the acquisition, merger or initial public offering is finalized. Applicable state mortgage- or loan-related laws may also impose requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with which we contract, restrictions on certain practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. These licensing and other requirements may impact our ability to operate our business and impose compliance costs that may adversely affect our financial performance.

We believe that we and our Subservicers maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local laws, rules, regulations and ordinances. However, we and our Subservicers may not be able to maintain all requisite licenses and permits. Further, states may adopt additional, or revise existing, rules and regulations, including the states that currently do not provide extensive regulation of our business, and in such event we may not be able to obtain or maintain all requisite licenses and permits that become required or comply with all new applicable laws, rules, regulations and ordinances. Our or a Subservicer’s failure to satisfy licensing and other regulatory requirements could result in a default under our servicing or other agreements or result in state regulators requiring us to pay substantial penalties or issue borrower refunds or restitution, all of which could have a material adverse effect on our business, financial condition and results of operations.

Compliance with federal, state and local laws and regulations that govern employment practices and working conditions may be particularly burdensome to us due to the distributed nature of our workforce.

We have operations across the U.S., with a workforce of approximately 919 full-time and 3 part-time employees operating in local markets across the U.S. as of December 31, 2023. In addition to complying with the Fair Labor Standards Act and the Equal Employment Opportunity Act, we are required to comply with similar state laws and regulations in each market where we have employees. Compliance with these laws and regulations requires a significant amount of administrative resources and management attention. Many of these laws and regulations provide for qui tam or similar private rights of action and we are routinely subject to litigation and regulatory proceedings related to these laws and regulations in the ordinary course of our business. For example, we are currently in litigation brought under the California Private Attorneys General Act related to alleged violations of the California Labor Code. Regardless of the outcome or whether the claims are meritorious, we may need to devote substantial time and expense to defend against claims related to the California Private Attorneys General Act or other similar federal, state and local laws and regulations in the ordinary course of business. Unfavorable rulings could result in adverse impacts on our business, financial condition or results of operations.

Conducting our business in a manner so that we are exempt from registration under, and in compliance with, the Investment Company Act, may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.

Under the Investment Company Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. We expect that one or more of our subsidiaries will qualify for an exclusion from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities that do not issue redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates and are primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” We believe that we conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. We are organized as a holding company and conduct our businesses primarily through our majority and wholly-owned subsidiaries. We conduct our operations so that we and our subsidiaries do not come within the definition of an investment company. In order to continue to do so, however, we and each of our subsidiaries must either operate so as to fall outside the definition of an investment company under the Investment Company Act or satisfy its own exclusion under the Investment Company Act. For example, to avoid being defined as an investment company, an entity may limit its ownership or holdings of investment securities to less than 40% of its total assets. In order to satisfy an exclusion from being defined as an investment company, other entities, among other things, maintain at least 55% of their assets in certain qualifying real estate assets (the “55% Requirement”) and also maintain an additional 25% of their assets in such qualifying real estate assets or certain other types of real estate-related assets (the “25% Requirement”). Rapid changes in the values of assets we own, however, can disrupt prior efforts to conduct our business to meet these requirements and in turn, we may have to make investment decisions that we otherwise would not make absent the Investment Company Act considerations.

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

There can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an unregistered investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns.

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

There may be material changes to the laws, regulations, rules or practices applicable to the FHA, HUD or Ginnie Mae which could materially adversely affect the reverse mortgage industry as a whole, including our business.

The reverse mortgage industry is largely dependent upon the FHA, HUD and government agencies like Ginnie Mae. There can be no guarantee that HUD/the FHA will retain Congressional authorization to continue the HECM program, which provides FHA government insurance for qualifying HECM, that any or all of these entities will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. For example, HUD previously implemented certain lending limits for the HECM program, and added credit-based underwriting criteria designed to assess a borrower’s ability and willingness to satisfy future tax and insurance obligations.

Changes in the nature or extent of the insurance provided by the FHA in connection with the HECM program could have broad adverse market implications. Additionally, any future increases in the premiums FAR is required to pay to the FHA for upfront and/or annual mortgage insurance would increase insurance premiums for our borrowers and may negatively impact origination volumes. Industry changes of this nature would negatively affect demand for FAR’s mortgage services and consequently its origination volume, which could be detrimental to our business.

In addition, Ginnie Mae’s participation in the reverse mortgage industry may be subject to economic and political changes that cannot be predicted. If participation by Ginnie Mae in the reverse mortgage market were reduced or eliminated, or its structure were to change (e.g., limitation or removal of the guarantee obligation), our ability to originate HECM and issue HMBS could be adversely affected. These developments could materially and adversely impact our portfolio.

We are subject to legal proceedings, federal or state governmental examinations, and enforcement investigations from time to time. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.

We are currently and routinely involved in legal proceedings concerning matters that arise in the ordinary course of our business. These actions and proceedings are generally based on alleged violations of consumer protection, employment, foreclosure, contract, tort, fraud, and other laws. Notably, we are subject to the California Labor Code, pursuant to which certain plaintiffs have filed representative actions under the California Private Attorney General Act (the “PAGA Litigation”) seeking statutory penalties for alleged violations related to the calculation of overtime pay, errors in wage statements, and meal and rest break violations, among other things. Given our Company’s transformation into a modern retirement solutions platform and the related steps that we have taken to streamline our business, integrate acquired operations and reduce expenses, we are subject to certain legal claims from third parties including transaction counterparties, prior vendors or contract counterparties and current and former employees, in each case, of the Company (including its discontinued operations) or another transaction counterparty or legacy seller or company. While our Company handles these legal claims in the ordinary course, the volume of claims and the amount of associated expenses, costs, damages, penalties, and fines that we could incur in connection with these claims could have an adverse effect on our financial condition and results of our operations and could cause reputational harm to us or otherwise result in management distraction. The number of legal proceedings we are involved in may increase in the future, including certified class or mass actions. Further, because we originate and service a significant number of HECM insured by the FHA, there is the possibility that we could be subject to litigation brought by HUD pursuant to the False Claims Act. Additionally, along with others in our industry, we are subject to (and many continue to receive in the future) repurchase and indemnification claims regarding, among other things, alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts or the servicing of securitized mortgage loans. We are also subject to legal actions or proceedings resulting from actions alleged to have occurred prior to our acquisition of a company or a business. When the claims occurred as a result of actions taken before the Company purchased the related business, we generally have indemnification claims against the sellers; however, if they do not or cannot pay, we may suffer losses. Certain pending or threatened legal proceedings (including the PAGA Litigation) may include claims for substantial compensatory, punitive and/or statutory damages or claims for an indeterminate amount of damages. Litigation and other proceedings may require that we pay settlement costs, legal fees, damages, including punitive damages, penalties or other charges, or be subject to injunctive relief affecting our business practices, any or all of which could adversely affect our financial results. Legal proceedings brought under federal or state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of representative or class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity, financial position and results of operations.

Our business is also subject to extensive examinations, investigations and reviews by various federal, state and local governmental, regulatory and enforcement agencies. We have historically had, continue to have, and may in the future have a number of open investigations, subpoenas, examinations and inquiries by these agencies related to our origination practices, violations of the FHA’s requirements, our financial reporting and other aspects of our businesses. These matters may include investigations by, among others, the DOJ, HUD and various state agencies, which can result in the payment of fines and penalties, changes to business practices and the entry of consent decrees or settlements. The costs of responding to inquiries, examinations and investigations can be substantial. On January 9, 2024, we received notice from HUD that FAR failed to timely notify the FHA of operating losses exceeding 20% of FAR’s net worth in the second quarter of 2023. FAR was required to provide such notification within 30 business days after the cause for notification occurred but did not provide such notification until after the end of the 30 business day period. FAR provided a response to such notice to HUD, submitting that administrative action or civil money penalties were not warranted due to certain mitigating facts and enhancements made to FAR’s monitoring and reporting protocols to prevent a recurrence of this failure. We are awaiting a final determination from HUD as to whether FAR will be subject to an administrative action or civil money penalties as a result of this failure.

Responding to examinations, investigations and reviews by various federal, state and local governmental, regulatory and enforcement agencies requires us to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows. Adverse results in any of these matters could further increase our operating expenses and reduce our revenues, require us to change business practices, limit our ability to grow and otherwise materially and adversely affect our business, reputation, financial condition or results of operation. To the extent that an examination or other regulatory engagement reveals a failure by us to comply with applicable law, regulations or licensing requirements, this could lead to (i) loss of our licenses and approvals to engage in our business, (ii) damage to our reputation in the industry and loss of client relationships, (iii) governmental investigations and enforcement actions resulting in administrative fines and penalties, (iv) litigation, (v) civil and criminal liability, including class action lawsuits, and actions to recover incentive and other payments made by governmental entities, (vi) enhanced compliance requirements, (vii) breaches of covenants and representations under our servicing, debt or other agreements, (viii) inability to raise capital and (ix) inability to execute on our business strategy. Any of these occurrences could further increase our operating expenses and reduce our revenues, require us to change business practices and procedures and limit our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition or results of operation.

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

AAG/Bloom was subject to two separate enforcement matters with the CFPB and the Company agreed to comply with the terms of the related Orders in connection with its acquisition of operational assets from AAG/Bloom. Failure to comply with such Orders would have a detrimental impact on our business, reputation, and financial condition.

On December 7, 2016, the CFPB took action against three different reverse mortgage lenders, including AAG/Bloom, alleging that they engaged in deceptive advertising practices related to reverse mortgages. The consent order against AAG/Bloom (the “Consent Order”) required it to, among other things, pay a civil penalty of $400,000 and submit to the CFPB, and to follow, a comprehensive compliance plan relating to its advertising practices.

On October 8, 2021, the CFPB filed a Complaint and a Proposed Stipulated Final Judgment (the “Judgment,” and together with the Consent Order, collectively, the “Orders”) against AAG/Bloom in the United States District Court for the Central District of California similarly related to AAG/Bloom’s direct mail marketing and advertising practices. In addition to ceasing the alleged violations and requiring AAG/Bloom to provide certain CFPB guidelines to consumers, the Judgment requires AAG/Bloom to pay $173,400 in consumer redress and a civil money penalty of $1,100,000. AAG/Bloom is required to submit to the CFPB, and to follow, a comprehensive compliance plan related to its reverse mortgage advertising practices, and to submit a compliance progress report to the CFPB every year for five years after the effective date, and to be subject to compliance monitoring by the CFPB.

In connection with the closing of the Company’s acquisition of operational assets of AAG/Bloom, the Company agreed to comply with the terms of these Orders, and is therefore obligated to comply therewith for five years from the date specified in each Order. There can be no guarantee that the Company will maintain sufficient compliance with such Orders going forward, or that the CFPB will not find the Company in violation of the Orders and their related requirements or other applicable consumer protection laws.

In the CFPB’s Fall 2022 Supervisory Highlights, the CFPB indicated that its supervisory division had created a Repeat Offender Unit to increase its focus on repeat offenders who violate agency or court orders. It has also proposed creating a repository to track and mitigate risks posed by repeat offenders. If implemented, nonbank financial companies would be required to register with the CFPB when they become subject to certain local, state or federal consumer financial protection agency or court orders. On February 27, 2023 the CFPB entered into a consent order ordering a mortgage lender to discontinue operations after it engaged in marketing practices in violation of a prior consent order. If the Company is found to have violated the Orders or to have engaged in other deceptive marketing practices, such regulatory violations could have a detrimental impact on our ability to operate our business, our reputation and our financial condition.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry or our ability to pay our debts, and could divert our cash flow from operations to debt payments.

As of December 31, 2023, we had approximately $26.6 billion in total indebtedness outstanding, approximately $8.8 billion of which was senior secured indebtedness under our warehouse facilities, securities repurchase lines and lines of credit, and approximately $410.9 million of which was corporate indebtedness, consisting of senior unsecured notes. As of December 31, 2023, we also had approximately $17.4 billion of HMBS related obligations that are recorded on our balance sheet. We also have other significant contractual obligations, including our obligations to make payments under the Tax Receivable Agreements (the “Tax Receivable Agreements” or “TRA”) entered into by the Company and certain owners of FoA Equity (the “TRA Parties”). Our high level of debt could have important consequences, including the following:

•making it more difficult for us to satisfy our obligations with respect to our debt;

•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

As of December 31, 2023, we had unused total borrowing capacity of approximately $0.6 billion under our warehouse facilities, securities repurchase lines and lines of credit, all of which would be secured indebtedness, including approximately $0.2 billion of unused committed borrowing capacity, pursuant to which we would be able to incur additional indebtedness. Further, subject to the limits contained in the agreements that govern our warehouse facilities and lines of credit, the indenture that governs the senior unsecured notes and the applicable agreements governing our other existing indebtedness, we may be able to enter into additional arrangements and incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. Although certain of the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factor would increase.

The agreements that govern our senior notes, warehouse facilities and lines of credit impose significant operating and financial restrictions on the Company and its restricted subsidiaries, which may prevent us from capitalizing on business opportunities.

The agreements that govern our senior notes, warehouse facilities and lines of credit impose significant operating and financial restrictions on us. These restrictions in the applicable indenture or related loan agreement will limit the ability of the Company and its restricted subsidiaries to, among other things:

•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•enter into agreements that prohibit the ability of restricted subsidiaries to make dividends or other payments to the Company or other subsidiaries;
•designate restricted subsidiaries as unrestricted subsidiaries;
•prepay, redeem or repurchase certain indebtedness; and
•transfer or sell assets.

The terms of any future indebtedness we may incur could include more restrictive covenants. As a result of the restrictions described above and any additional restrictions imposed by future indebtedness we may incur, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities, which could in turn adversely affect our business, financial condition and operating results. Additionally, if we failed to comply with these restrictions, an event of default could occur and the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable. See “—Our failure to comply with the requirements of our outstanding indebtedness could result in an event of default that could materially and adversely affect our financial condition and ultimately force us into liquidation or bankruptcy.”

The agreements that govern our warehouse facilities and lines of credit typically contain covenants relating to our financial condition and we may experience difficulties in complying with such financial covenants.

The agreements that govern our warehouse facilities and lines of credit typically contain, and we expect that other financing facilities that we may enter into in the future will typically contain, covenants that, among other things, impose requirements relating to minimum tangible or adjusted tangible net worth, maximum leverage ratio of total liabilities (which may include off-balance sheet liabilities) or indebtedness to tangible or adjusted tangible net worth, minimum liquidity or minimum liquid assets and minimum net income or pre-tax net income. As a result of adverse market conditions, such as higher inflation and higher interests rates, resulting in lower origination volume, as well as costs of operations and fair value related accounting adjustments, we experienced difficulties complying with certain of such financial covenants and ultimately were required to seek waivers or amendments in anticipation of potential violations of one or more of such financial covenants in each of the fiscal quarters of 2023. As of December 31, 2023 and as of the end of each applicable fiscal quarter, the Company obtained waivers or amendments to the terms of the affected covenants. Alternatively, in a few instances, our Company elected to terminate the related financing transactions in accordance with their terms in lieu of seeking waivers or amendments, in particular in connection with financings of FAM, due to the discontinuation and wind down of the traditional mortgage lending segment, the commercial lending segment and the home improvement lending business operated by FAM. In connection with certain waivers or amendments, the Company agreed to certain required amortization covenants in order to secure waivers.

While we were able to secure amendments or waivers with respect to, or to terminate, all affected lending arrangements, there is no assurance that our lenders would provide waivers for or agree to amendments to address any future difficulties we encounter in complying with our financial covenants. Further, we may have to agree to amortization or other covenants in connection with securing waivers or amendments in the future. These risks may be increased in light of the disruption in the reverse mortgage market (and the related secondary markets) due to the Chapter 11 bankruptcy filing of RMF and the resulting increased lender focus on liquidity and funding capacity of reverse mortgage companies, in particular, as they relate to HMBS HECM buyout repurchase requirements. If we were to experience difficulties in complying with financial covenants in the future and we were not able to secure a waiver or amendment or terminate the applicable financing arrangement, we could breach such a financial covenant and an event of default could occur. Upon the occurrence and during the continuance of an event of default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable. See “—Our failure to comply with the requirements of our outstanding indebtedness could result in an event of default that could materially and adversely affect our financial condition and ultimately force us into liquidation or bankruptcy.”

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

As of December 31, 2023, $16.5 billion, or approximately 62%, of our outstanding indebtedness had variable interest rates. When interest rates increase, our debt service obligations on this variable rate indebtedness increase, even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decreases. Interest rates have increased in the near term, causing our indebtedness service obligations on our variable rate indebtedness to increase. Interest rates may increase above current levels in the future, further increasing our debt service obligations on our variable rate indebtedness and adversely impacting our net income and cash flows, including cash available for servicing our indebtedness.

As of December 31, 2023, our variable rate indebtedness used the Secured Overnight Financing Rate (“SOFR”) or the Bloomberg Short-Term Bank Yield Index (“BSBY”) as a benchmark for establishing the interest rate. The London Inter-Bank Offered Rate (“LIBOR”) was previously the benchmark rate used for our variable rate indebtedness. LIBOR had been the subject of national, international and regulatory guidance and proposals for reform, which culminated with the United Kingdom’s Financial Conduct Authority, which regulated LIBOR, ceasing publication of U.S. dollar LIBOR rates as of June 30, 2023. In connection with the phase-out of LIBOR, we amended our variable rate financing arrangements to replace LIBOR with SOFR or BSBY as the benchmark rate. At this time, it is not possible to predict the full effect that the discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR and BSBY, will have on us or our borrowing costs. SOFR and BSBY are relatively new reference rates and their composition and characteristics are not the same as LIBOR. Given the limited history of SOFR and BSBY and potential volatility as compared to other benchmark or market rates, the future performance of SOFR and BSBY cannot be predicted based on historical performance. The consequences of the transition from LIBOR to SOFR and BSBY could include an increase in the cost of our variable rate indebtedness.

Our ability to service our indebtedness is dependent on cash flow generated and made available by our subsidiaries, which may be subject to limitations beyond our control.

The Company is a holding company, and its consolidated assets are owned by, and its business is conducted through, its subsidiaries. Accordingly, our ability to make scheduled payments on and to refinance our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to the applicable entity required to make an applicable debt service payment.

Our subsidiaries’ ability to generate cash flow is subject to their financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, many of which are beyond our control, including the availability of financing in the international banking and capital markets. Lower revenues generally will reduce available cash flow. We cannot assure you that our subsidiaries will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including the senior unsecured notes, to refinance our debt or to fund our other liquidity needs.

Further, even if a subsidiary does generate cash flow, our ability to use such cash to service our indebtedness depends on their ability to make such cash available to the applicable entity required to make an applicable debt service payment. Each subsidiary is a distinct legal entity and under certain circumstances may not be able to, or may not be permitted due to legal or contractual restrictions to, make distributions or repay intercompany loans to enable the applicable entity in our corporate structure to make payments in respect of its indebtedness. For example, laws that require companies to maintain minimum amounts of capital and to make payments to shareholders only from profits may restrict the ability of a subsidiary to make a distribution, even if such subsidiary has cash. In the event that a subsidiary is unable to distribute cash, we may be unable to make required principal and interest payments on our indebtedness. See “Risks Related to Our Organizational Structure—The Company is a holding company and its only material asset is its interest in FoA Equity. It is accordingly dependent upon distributions from FoA Equity to pay taxes, make payments under the Tax Receivable Agreements and pay dividends.”

If we are unable to meet our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our debt obligations and impair our liquidity. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. Moreover, in the event of a default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable. See “—Our failure to comply with the requirements of our outstanding indebtedness could result in an event of default that could materially and adversely affect our financial condition and ultimately force us into liquidation or bankruptcy.”

Our failure to comply with the requirements of our outstanding indebtedness could result in an event of default that could materially and adversely affect our financial condition and ultimately force us into liquidation or bankruptcy.

If we are unable to comply with the restrictions or the financial or other covenants contained in any of the agreements relating to our outstanding indebtedness obligations or are unable to make the payments required under any of our outstanding indebtedness obligations, it could result in an event of default under the agreements relating to the applicable indebtedness. If an event of default were to occur and be continuing, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. By reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. Such an acceleration could materially and adversely affect our financial condition and we cannot assure you that our assets or cash flows would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt upon an event of default, including our warehouse facilities or lines of credit, the holders of such debt could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets. As a result of such events, we could ultimately be forced into bankruptcy or liquidation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion regarding our liquidity risk and management’s plans to meet our liquidity needs in order for us to meet our obligations when they become due for the twelve-month period from the date of the issuance of the consolidated financial statements.
Our ability to repay or refinance our senior notes, which mature in November 2025, will require access to capital, which may not be available on favorable terms, or at all, at the time of repayment or refinancing, especially in light of current market conditions, which could adversely affect our financial position.

The Company’s subsidiary, FOAF, issued our $350 million senior notes that are due in November 2025 (the “HYD Notes”). Our ability to repay and/or refinance the HYD Notes generally requires access to capital. The availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we are not able to access those markets at attractive rates, or at all. Our access to additional third-party sources of capital and/or financing at the time of repayment or refinancing of our HYD Notes will depend, in part, on:

•general market conditions;
•the market’s perception of our growth potential
•our current debt levels;
•our current and expected future earnings;
•our cash flow; and
•the market price per share of our common stock.

Further, restrictions on our future debt agreements could limit our growth and our ability to engage in certain activities. See “—The agreements that govern our senior notes, warehouse facilities and lines of credit impose significant operating and financial restrictions on the Company and its restricted subsidiaries, which may prevent us from capitalizing on business opportunities.”

Risks Related to Our Organizational Structure

The Company is a holding company and its only material asset is its interest in FoA Equity. It is accordingly dependent upon distributions from FoA Equity to pay taxes, make payments under the Tax Receivable Agreements and pay dividends.

The Company is a holding company and it has no material assets other than its direct and/or indirect ownership of Class A LLC Units. The Company has no independent means of generating revenue. The Company intends to cause FoA Equity to make distributions to the holders of Class A LLC Units, including the Company, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the Tax Receivable Agreements and dividends, if any, declared by the Company. Deterioration in the financial condition, earnings or cash flow of FoA Equity and its subsidiaries for any reason could limit or impair FoA Equity’s ability to make such distributions. In addition, FoA Equity is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FoA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FoA Equity are generally subject to similar legal limitations on their ability to make distributions to FoA Equity. Further, our existing financing arrangements include, and any financing arrangement that we enter into in the future may include, restrictions that impact FoA Equity’s ability to make distributions to the Company. To the extent that the Company needs funds and FoA Equity is unable to make distributions to the Company due to its financial condition, restrictions under applicable law or regulation, restrictions under the terms of our financing arrangements or for any other reason, such inability to make distributions could materially adversely affect our liquidity, financial condition and ability to pay dividends to shareholders.

The Company will be required to pay income taxes on its allocable share of any net taxable income of FoA Equity.

FoA Equity is, and it is anticipated that FoA Equity will continue to be, treated as a partnership for U.S. federal income tax purposes. As such, FoA Equity will generally not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Class A LLC Units, including the Company. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of FoA Equity. The income taxes on our allocable share of FoA Equity’s net taxable income will increase over time as the FoA Equity unitholders exchange their Class A LLC Units for shares of the Company’s Class A Common Stock.

In addition, legislation that is effective for taxable years beginning after December 31, 2017 may impute additional tax liability for adjustments to a partnership’s tax return to the partnership itself in certain circumstances, absent an election to the contrary. FoA Equity may be subject to material additional tax liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect. Any such additional tax liabilities would be allocated to holders of Class A LLC Units, including the Company.

The Company is required to make payments under the Tax Receivable Agreements for certain tax benefits the Company may claim, and the amounts of such payments could be significant.

The Company entered into the Tax Receivable Agreements with the TRA Parties. The Tax Receivable Agreements generally provide for the payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of Class A LLC Units and certain distributions with respect to Class A LLC Units, (ii) the Company’s utilization of certain tax attributes attributable to Blackstone Tactical Opportunities Associates – NQ L.L.C., a Delaware limited partnership, shareholders, and (iii) certain other tax benefits related to entering into the Tax Receivable Agreements, including tax benefits attributable to making payments under the Tax Receivable Agreements. The Company will generally retain the benefit of the remaining 15% of these cash tax benefits.

Estimating the amount of payments that may be made under the Tax Receivable Agreements is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The anticipated tax basis adjustments, as well as the amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of the Company’s Class A Common Stock at the time of the exchanges, the extent to which such exchanges are taxable, the amount of tax attributes, changes in tax rates and the amount and timing of the Company’s income. As a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of FoA Equity and the Company’s possible utilization of certain tax attributes, the payments that the Company may make under the Tax Receivable Agreements are expected to be substantial.

In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits, if any, the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreements.

The Tax Receivable Agreements provide that if the Company exercises its right to terminate the Tax Receivable Agreements or if a change in control of the Company or a material breach of the Company’s obligations under either Tax Receivable Agreement occurs, all obligations under the Tax Receivable Agreements will be accelerated. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that any Class A LLC Units that have not been exchanged are deemed exchanged for the market value of Class A Common Stock at the time of the termination or the change of control and an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreements.

As a result of these assumptions, the Company would be required to make a cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreements. This could in turn result in (i) the Company being required to make cash payments to the TRA Parties that are greater than the specified percentage of the actual benefits the Company ultimately realizes in respect of the tax benefits that are subject to the Tax Receivable Agreements, and (ii) the Company being required to make payments in respect of tax benefits significantly in advance of the actual realization, if any, of such tax benefits. In these situations, the Company’s obligations under the Tax Receivable Agreements could have a substantial negative impact on its liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination or other changes of control due to the additional transaction costs a potential acquirer may attribute to satisfying such obligations. The Company may need to incur additional debt to finance payments under the Tax Receivable Agreements to the extent its cash resources are insufficient to meet its obligations under the Tax Receivable Agreements as a result of timing discrepancies or otherwise. There can be no assurance that the Company will be able to finance its obligations under the Tax Receivable Agreements.

The Company will not be reimbursed for any payments made to the TRA Parties under the Tax Receivable Agreements in the event that any tax benefits are disallowed.

The U.S. federal income tax rules applicable to the Company are complex and factual in nature. There can be no assurance that the Internal Revenue Service or a court will agree with the Company’s tax reporting positions. As a result, it is possible that the Company could make cash payments under the Tax Receivable Agreements that are substantially greater than its actual cash tax savings. The Company will not be reimbursed for any cash payments previously made to the TRA Parties pursuant to the Tax Receivable Agreements if any tax benefits initially claimed by the Company are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by the Company to a TRA Party will be netted against any future cash payments that the Company might otherwise be required to make under the terms of the Tax Receivable Agreements. However, a challenge to any tax benefits initially claimed by the Company may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that the Company might otherwise be required to make under the terms of the Tax Receivable Agreements. As a result, there might not be sufficient future cash payments due from the Company to the TRA Parties under the Tax Receivable Agreements that the Company can net against to fully account for earlier payments made to the TRA Parties under the Tax Receivable Agreements in respect of tax benefits that were ultimately disallowed.

Certain of the TRA Parties have substantial control over the Company, and their interests, along with the interests of other TRA Parties, may conflict with your interests.

The TRA Parties may receive payments from the Company under the Tax Receivable Agreements upon any redemption or exchange of their Class A LLC Units, including the issuance of shares of Class A Common Stock upon any such redemption or exchange. As a result, the interests of the TRA Parties may conflict with the interests of holders of Class A Common Stock. For example, the TRA Parties may have different tax positions from the Company, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreements, and whether and when the Company should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of TRA Parties even in situations where no similar considerations are relevant to the Company.

The Company is not required to distribute any excess tax distributions that it receives from FoA Equity to the Company’s stockholders.

Under the terms of the Amended and Restated Limited Liability Company Agreement of FoA Equity (the “A&R LLC Agreement”), FoA Equity is obligated to make tax distributions to holders of Class A LLC Units (including the Company) at certain assumed tax rates. These tax distributions may in certain periods exceed the Company’s tax liabilities and obligations to make payments under the Tax Receivable Agreements. The Board of Directors of the Company (the “Board”), in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, acquiring additional newly issued Class A LLC Units from FoA Equity at a per unit price determined by reference to the market value of the Class A Common Stock; paying dividends, which may include special dividends, on its Class A Common Stock; funding repurchases of Class A Common Stock; or any combination of the foregoing. The Company will have no obligation to distribute such cash (or other available cash other than any declared dividend) to its stockholders. To the extent that the Company does not distribute such excess cash as dividends on its Class A Common Stock or otherwise undertake ameliorative actions between Class A LLC Units and shares of Class A Common Stock and instead, for example, hold such cash balances, the FoA Equity unitholders may benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following a redemption or exchange of their Class A LLC Units, notwithstanding that the FoA Equity unitholders may previously have participated as holders of Class A LLC Units in distributions by FoA Equity that resulted in such excess cash balances at the Company.

Risks Related to Ownership of our Class A Common Stock and Warrants

We have received notice from NYSE that our Class A Common Stock is at risk of being delisted from the exchange unless certain conditions are satisfied. There can be no assurance that we will be able to satisfy the specified conditions or, even if we are able to satisfy such conditions, that we will otherwise be able to comply with the continued listing standards of NYSE for our Class A Common Stock.

NYSE imposes requirements that must be complied with in order for a company’s shares to remain listed on NYSE. In order for our Class A Common Stock to continue to be listed on NYSE, we will need to comply with these requirements, some of which are not completely within the Company’s control. Notably, NYSE’s continued listing standards require that the average closing price of a security is not less than $1.00 over a consecutive 30 trading-day period. If the average closing price of a security is less than $1.00 over a consecutive 30 trading-day period, then NYSE provides for a six month cure period to regain compliance. On February 12, 2024, we received notice from NYSE that as of February 9, 2024 the average closing price of our Class A Common Stock had been below $1.00 for a consecutive 30 trading-day period, and we were therefore not in compliance with the continued listing standards of NYSE. The notice has no immediate effect on the listing of the Class A Common Stock on NYSE, subject to our compliance with NYSE’s other continued listing requirements. Furthermore, the notice is not anticipated to impact our ongoing business operations or our reporting requirements with the SEC. We are considering all available options to regain compliance with NYSE’s continues listing standards during the six-month cure period and intend to regain compliance and remain listed on NYSE. However, it is possible that we will not be able to regain compliance during the six-month cure period and that our Class A Common Stock will then be delisted from NYSE. Further, after regaining compliance, it is possible that we could subsequently become out of compliance due the share price of our Class A Common Stock and receive a similar notice from NYSE again in the future. It is also possible that we may not be able to comply with other of the continued listing standards of NYSE for our Class A Common Stock in the future. Any such instance of noncompliance may result in the receipt of additional notices of noncompliance from NYSE and ultimately in our Class A Common Stock being delisted.

The receipt of a notice of noncompliance from NYSE can have adverse consequences for the Company, even if the Company is able to regain compliance and avoid delisting. Receipt of such a notice can have an adverse impact on investor sentiment and in turn result in a decrease in the share price of our Class A Common Stock. Further, receipt of such a notice can have an adverse impact on the sentiment of our debt investors and warehouse lenders and in turn make it more difficult to obtain and maintain these relationships in the future. Further, if NYSE delists the Company’s Class A Common Stock from trading on its exchange for failure to meet the listing standards, the Company and its shareholders could face significant material adverse consequences including:

•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that shares of the Class A Common Stock are a “penny stock” which will require brokers trading in the Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

Because we have no current plans to pay cash dividends on our shares of Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your shares of Class A Common Stock for a price greater than that which you paid for it.

We expect to retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, our stockholders may not receive any return on an investment in our shares of Class A Common Stock unless they sell our shares of Class A Common Stock for a price greater than that which they paid for it.

The market price of our securities may fluctuate or decline.

Fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In 2022 and 2023, our stock price has generally experienced significant decline as result of challenging macroeconomic conditions and sustained higher inflation and interest rates. Continued economic uncertainty, including, without limitation, sustained higher inflation and interest rates, and any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include, but are not limited to, the following:

•if our Class A Common Stock is delisted by NYSE;
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•sustained increases in market interest rates that may lead purchasers of our shares to demand higher yield;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning the Company or the reverse mortgage industry or mortgage industry in general;
•a ratings action by a rating agency with respect to our Company;
•operating and share price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•our ability to meet compliance requirements;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of Class A Common Stock available for public sale;
•any major change in our Board or management;
•sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rate changes, continued inflation and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and NYSE in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

There may be sales of a substantial amount of Class A Common Stock by certain of the Company’s shareholders and these sales could cause the price of the Company’s securities to fall.

Pursuant to the Registration Rights Agreement, certain shareholders were entitled to demand that the Company register the resale of their securities subject to certain minimum requirements. These shareholders also have certain “piggyback” registration rights with respect to previously filed registration statements.

On June 9, 2022, our post-effective amendment No.1 on Form S-1 to Form S-3 was declared effective by the SEC (the “Registration Statement”). Further, on August 18, 2023, we filed a registration statement on Form S-3 relating to the registration for offer and sale of the up to 33,893,666 shares of Class A Common Stock exchangeable by AAG/Bloom pursuant to the Exchange Agreement (such registration statement, the “AAG/Bloom Registration Statement” and together with the Registration Statement, the “Registration Statements”). The AAG/Bloom Registration Statement was declared effective by the SEC on September 1, 2023. Under the Registration Statements, such applicable parties may sell large amounts of our Class A Common Stock in the open market or in privately negotiated transactions. Such sales could have the effect of increasing the volatility in the share price of our Class A Common Stock or putting significant downward pressure on the price of our Class A Common Stock.

Sales of substantial amounts of our Class A Common Stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our Class A Common Stock and make it difficult for us to raise funds through securities offerings in the future.

The trading history of our common stock has been characterized by low trading volume.

Our Class A Common Stock started trading on NYSE on April 5, 2021. During 2023, the average daily trading volume of our Class A Common Stock was approximately 224,196 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our securities or how much more liquid these markets might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our securities at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control. However, our receipt of a notice of noncompliance from NYSE may adversely impact investor sentiment and result in decreased trading volume of our Class A Common Stock and, if our Class A Common Stock is ultimately delisted by NYSE, it would likely have the effect of decreasing the trading volume of our Class A Common Stock. See “—We have received notice from NYSE that our Class A Common Stock is at risk of being delisted from the exchange unless certain conditions are satisfied. There can be no assurance that we will be able to satisfy the specified conditions or, even if we are able to satisfy such conditions, that we will otherwise be able to comply with the continued listing standards of NYSE for our Class A Common Stock.” Our low trading volume could result in increased share price volatility, downward pricing pressure and inability to sell your shares at desired price levels, if at all.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline.

The trading market for the Company’s securities will be influenced by the research and reports that industry or securities analysts may publish about the Company, its business, market or competitors. Securities and industry analysts do not currently, and may never (particularly if our Class A Common Stock is delisted), publish research on the Company. If no securities or industry analysts commence coverage of the Company, the Company’s share price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding the Company’s securities adversely, or provide more favorable relative recommendations about the Company’s competitors, the price of the Company’s securities would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, the Company could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

Our Warrants may have an adverse effect on the market price of our Class A Common Stock.

We have issued warrants to purchase 14,375,000 shares of our Class A Common Stock (“Warrants”). To the extent such Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to our shareholders and an increase in the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Class A Common Stock.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to our Warrant holders, thereby making such Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant; provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date we send the notice of such redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force our Warrant holders (i) to exercise Warrants and pay the exercise price at a time when it may be disadvantageous to do so, (ii) to sell Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. In addition, we may redeem Warrants after they become exercisable for a number of shares of Class A Common Stock determined based on the redemption date and the fair market value of our Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money,” in which case our Warrant holders would lose any potential embedded value from a subsequent increase in the value of the Class A Common Stock had the Warrants remained outstanding.

The Company’s management has limited experience in operating a public company.

Certain of the Company’s executive officers and directors have limited experience in the management of a publicly-traded company. The Company’s management team may not successfully or effectively manage its transition to operating a public company subject to complex laws, significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in operating a public company could be a significant disadvantage in that that may need to devote more of their time to activities associated with navigating these complex laws and obligations to which public companies are subject, resulting in less time being devoted to the management and growth of the Company.

The Company incurs significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.

The Company faces legal, accounting, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. For example, the Company has adopted corporate governance requirements and best practices as well as internal controls and disclosure controls and procedures, all of which have expenses associated with them. In addition, additional expenses associated with SEC reporting requirements are incurred in the ordinary course of business. Furthermore, if any issues in complying with those requirements are identified (for example, if the Company’s auditors identify a material weakness or significant deficiency in the Company’s internal controls over financial reporting), the Company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the Company’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with the Company’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require the Company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The Company may not be able to effectively continue to implement and maintain controls and procedures required by the Sarbanes-Oxley Act that are applicable to us.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. To continue to comply with such requirements, we may need to undertake various actions from time to time, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Management may not be able to effectively continue to implement and maintain controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are applicable to the Company. If management is not able to do so, it may not be able to assess whether the Company’s internal controls over financial reporting are effective, which may subject the Company to adverse regulatory consequences and could harm investor confidence and the market price of our securities. In addition, our independent registered public accounting firm is required to issue a report on the effectiveness of our internal controls over financial reporting. In the future, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the Company are documented, designed or operating.

If we experience material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our securities may decline.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identification of any new material weaknesses in the future could limit our ability to prevent or detect a misstatement of our accounts or disclosures and could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result.

The Company is a “controlled company” within the meaning of NYSE rules and, as a result, qualifies for exemptions from certain corporate governance requirements. The stockholders of the Company do not have the same protections afforded to stockholders of companies that are subject to such requirements.

The Company’s principal stockholders are parties to a stockholders agreement (the “Stockholders Agreement”) and as of December 31, 2023, beneficially owned approximately 70.8% of the combined voting power of the Company’s Class A Common Stock and Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”). As a result, the Company is a “controlled company” within the meaning of NYSE corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

•are not required to have a board of directors that is composed of a majority of “independent directors,” as defined under NYSE rules;
•are not required to have a compensation committee that is composed entirely of independent directors; and

•are not required to have director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors.

Accordingly, the stockholders of the Company will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE.

The principal stockholders control the Company and their interests may conflict with the Company’s or yours in the future.

As of December 31, 2023, principal stockholders beneficially owned approximately 70.8% of the combined voting power of the Company’s Class A Common Stock and Class B Common Stock. Moreover, the Company agreed to nominate to our Board individuals designated by the principal stockholders in accordance with the Stockholders Agreement. The principal stockholders retain the right to designate directors subject to the maintenance of certain ownership requirements in us. Even when the principal stockholders cease to own shares of Company stock representing a majority of the total voting power, for so long as the principal stockholders continue to own a significant percentage of the Company’s stock, they will still be able to significantly influence or effectively control the composition of the Board and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the principal stockholders will have significant influence with respect to the Company’s management, business plans and policies, including the appointment and removal of the Company’s officers.

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

As of December 31, 2023, the principal stockholders owned approximately 51.9% of the Class A LLC Units. Because they hold ownership interests directly in FoA, the principal stockholders may have conflicting interests with holders of shares of the Class A Common Stock. For example, if FoA makes distributions to the Company, the principal stockholders will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective membership interests in FoA and their preferences as to the timing and amount of any such distributions may differ from those of the Company’s public stockholders. The principal stockholders may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness, and whether and when the Company should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration the principal stockholders’ tax or other considerations even where no similar benefit would accrue to the Company.

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

The A&R Charter and the Amended and Restated Bylaws of the Company (the “A&R Bylaws”) contain provisions that may make the merger or acquisition of the Company more difficult without the approval of the Board. Among other things, these provisions:

•provide that subject to the rights of the holders of any preferred stock and the rights granted pursuant to the Stockholders Agreement, vacancies and newly created directorships may be filled only by the remaining directors at any time the principal stockholders beneficially own less than 30% of the total voting power of all then outstanding shares of the Company’s capital stock entitled to vote generally in the election of directors;
•allow the Company to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;
•prohibit stockholder action by written consent from and after the date on which the principal stockholders beneficially own at least 30% of the total voting power of all then outstanding shares of the Company’s capital stock entitled to vote generally in the election of directors unless such action is recommended by all directors then in office;
•provide for certain limitations on convening special stockholder meetings; and
•establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Further, as a Delaware corporation, the Company is also subject to provisions of Delaware law, which may impede or discourage a takeover attempt that the Company’s stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law may discourage, delay or prevent a transaction involving a change in control of the Company, including actions that the Company’s stockholders may deem advantageous, or negatively affect the trading price of the Class A Common Stock. These provisions may also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause the Company to take other corporate actions you desire. For further discussion of these and other such anti-takeover provisions, see the section titled “Description of Securities—Certain Anti-Takeover Provisions of Our A&R Charter and A&R Bylaws.”

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

Any person or entity purchasing or otherwise acquiring any interest in any shares of the Company’s capital stock shall be deemed to have notice of and to have consented to the forum provision in the A&R Charter. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with the Company or the Company’s directors, officers, other stockholders or employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the A&R Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect the Company’s business, financial condition and results of operations and result in a diversion of the time and resources of the Company’s management and Board.

You may be diluted by the future issuance of additional Class A Common Stock or Class A LLC Units in connection with the Company’s incentive plans, acquisitions or otherwise.

As of December 31, 2023, the Company has 4,258,500 shares of Class A Common Stock issued and unvested and 5,899,400,759 shares of Class A Common Stock authorized but unissued, including 121,277,826 shares of Class A Common Stock issuable upon exchange of Class A LLC Units that are held by the FoA Equity unitholders, 11,692,990 shares of Class A Common Stock issuable upon exchange of Class A LLC Units that are held by AAG/Bloom, 14,200,676 shares of Class A Common Stock issuable upon exchange of Class A LLC Units that are issuable to AAG/Bloom in connection with our acquisition of operational assets from AAG/Bloom and 14,375,000 shares of Class A Common Stock issuable upon exercise of the Warrants. The A&R Charter authorizes the Company to issue these shares of Class A Common Stock and options, rights, warrants and appreciation rights relating to Class A Common Stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the A&R LLC Agreement permits FoA Equity to issue an unlimited number of additional limited liability company interests of FoA Equity with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Class A LLC Units, and which may be exchangeable for shares of Class A Common Stock. Additionally, as of December 31, 2023, the Company has reserved an aggregate of 20,659,781 shares of Class A Common Stock and Class A LLC Units for issuance under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan. Any Class A Common Stock that the Company issues, including under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who own shares of Class A Common Stock.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our Company maintains a comprehensive information technology security program based on the National Institute of Standards (NIST) Cyber Security Framework. The information technology security program aims to protect our Company from cybersecurity threats and ensure the confidentiality, integrity and availability of our data and systems. To provide such protection, our program implements a significant number of controls, including but not limited to physical and digital access controls, data protection controls, system development controls, acceptable use controls and monitoring controls. We deploy technical and administrative safeguards, such as firewalls, intrusion prevention and detection systems, anti-malware functionality and security awareness and phishing prevention training programs, which are regularly evaluated and improved. Further, in the event of a cybersecurity incident, our Company has a Cybersecurity Incident Response Team (the “CSIRT”), consisting of stakeholders from across the Company, to respond appropriately. The CSIRT provides a proactive approach to managing cybersecurity incidents and ensures incidents are controlled as quickly as possible to avoid and minimize the damage to systems, limit impact to client information, protect the Company’s reputation and integrity and prevent future incidents. The Company also has a data incident response plan in place that outlines expected actions in the event of a data security incident. The Company prioritizes protecting and informing customers, clients and employees in the event of a data security incident, as is appropriate.

The Company leverages both internal resources and third-party suppliers as needed for technology assets, systems and development to support its information technology security program. The Company uses third-party rather than internal resources when the Company determines that using a third-party better meets the needs of the business. Before contracting with a third-party supplier, the Company determines if the vended resource is compliant with Company policies. Formal approval for a third-party supplier is obtained through the appropriate Company processes according to the type of resource provided by the third-party supplier.

Third-party vendors can present cybersecurity risks to the Company’s technology resources. The Company has a vendor management team that provides oversight of third-party vendors and engages with the enterprise security team to assess potential cybersecurity risks related to a third-party vendor’s services, both at the time of initial engagement and as part of an annual review process. The enterprise security team considers a number of factors in assessing such risks, including the types of services provided by the third-party vendor, the data and systems the third-party vendor needs to access to provide the services and the policies and controls the third-party vendor has in place to mitigate cybersecurity risks. Some third-party vendors present a higher risk and require additional approval before a contract is signed or renewed. This ensures leadership is aware of risks posed by third-party vendors and can consider this information when evaluating contracts.

The Company has processes in place to assess the effectiveness of its information technology security program. The Company applies cybersecurity assessment tools that analyze the Company’s ability to identify, protect from, detect, respond to and recover from cybersecurity threats and that analyze the various controls put into place by the Company’s information security program. The Company also conducts an annual cybersecurity assessment to identify risks and issues and may conduct more frequent assessments as required by a material change to the Company’s cybersecurity risk. Further, the Company engages third parties to conduct penetration tests to assess the performance of the information technology security program. The results of these assessments and tests are reviewed by the Company’s enterprise security team and senior management and are used to identify areas of vulnerability, which the Company then works to address.

To date, risks from cybersecurity threats have not materially affected our Company or our business strategy, results of operations or financial condition. However, if we were the subject of a significant cyber-attack or security breach in the future, it could materially affect our Company, as discussed in further detail under “Item 1A. Risk Factors— Risks Related to the Business of the Company—A security breach or a cyber-attack could adversely affect our results of operations and financial condition.”

Cybersecurity Governance

Board of Directors Oversight

The Board of Directors oversees the risks to the Company from cybersecurity threats by periodically reviewing information technology security reports from management, including our Chief Information Security Officer (“CISO”), as well as reports from the Audit Committee of the Board of Directors. These reports also include, as applicable, an overview of any cybersecurity incidents. The Audit Committee provides assistance to the Board of Directors with respect to its oversight of the Company’s technology security and data privacy programs. The Audit Committee is responsible for reviewing the Company’s information technology security controls with the CISO and evaluating the adequacy of the Company’s information technology security program, compliance and controls with the CISO, which evaluation would include a consideration of any applicable cybersecurity incidents.

Management Oversight

We have a dedicated enterprise security team responsible for assessing and managing our material risks from cybersecurity threats. Our enterprise security team is led by our CISO, Drew Robertson, who has extensive experience in cybersecurity. In addition to acting as our CISO, Mr. Robertson currently advises several companies in the Cyber Security Industry and is active in a number of information security communities and groups. Prior to his appointment as CISO in October 2021, he served as our Deputy CISO. Before joining the Company, Mr. Robertson worked for the National Security Agency and the United States Army, where he held various leadership positions in computer network defense, computer network exploitation and intelligence oversight. Mr. Robertson holds a BA in Organizational Management, an MS in Cybersecurity Policy and an MBA.

Our enterprise security team works closely with our senior management, information technology, legal and compliance teams to develop, implement, assess and improve our information technology security program, compliance and controls, as described in more detail above under “—Cybersecurity Risk Management and Strategy.” By engaging in the development, implementation, assessment and improvement of our information technology security program, compliance and controls, the enterprise security team is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. As described in more detail above under “—Board of Directors Oversight,” our CISO reports to the Board of Directors regarding cybersecurity risks and cybersecurity incidents and also works with the Audit Committee to evaluate the program, compliance and controls in place to address cybersecurity risks and cybersecurity incidents.

Item 2. Properties
Our corporate, operations, and branch real estate portfolio consists of approximately 415,000 square feet of leased office and retail space, which is used to support our business. Of this overall portfolio, approximately 133,000 square feet of space is dedicated for various corporate office use and approximately 282,000 square feet of space is for operations and branches.
Our headquarters is in Plano, Texas and is included in our corporate office space. We maintain corporate office space primarily in Pennsylvania, Texas, Oklahoma, Minnesota, and New York.
Our 282,000 square feet of operations and branches are primarily across California, Arizona, North Carolina, Oregon, Washington, Colorado, Georgia, Wisconsin, and Illinois. Leased properties are utilized amongst all reported subsidiaries.
We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3. Legal Proceedings
The information required with respect to this Part I, Item 3 can be found under Note 20 - Litigation in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A Common Stock has been traded on the NYSE under the ticker symbol “FOA” since April 5, 2021.
As of March 11, 2024, there were 22 stockholders of record of our Class A Common Stock and 15 stockholders of record of our Class B Common Stock. For our Class A Common Stock, the actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. There is no public market for our Class B Common Stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors. Except where the context otherwise requires, the terms “Finance of America,” “FoA,” the “Company,” “we,” “us,” or “our” refer to the business of Finance of America Companies Inc. and its consolidated subsidiaries. References to “FoA Equity” are to Finance of America Equity Capital LLC, a Delaware limited liability company, that the Company controls in an “UP-C” structure.

Overview
Finance of America Companies Inc. is a financial services holding company which, through its operating subsidiaries, is a modern retirement solutions platform that provides customers with access to an innovative range of retirement offerings centered on the home. In addition, FoA offers capital markets and portfolio management capabilities primarily to optimize the distribution of its originated loans to investors.
FoA was incorporated in Delaware on October 9, 2020 and became a publicly-traded company on NYSE in April 2021, with trading beginning on April 5, 2021 under the ticker symbol “FOA.” FoA has a controlling financial interest in FoA Equity. FoA Equity owns all of the outstanding equity interests in FOAF. FOAF wholly owns FAH and Incenter. FAH is the parent of a lending company, FAR, while Incenter is the parent of operating service companies that provide capital markets and portfolio management capabilities such as secondary markets advisory services, mortgage trade brokerage, and capital management services.
Through the end of the third fiscal quarter of 2022, the Company was principally focused on offering (1) a wide array of loan products throughout the U.S., including reverse mortgage loans, traditional mortgage loans, business purpose loans to residential real estate investors, and home improvement loans, and (2) complementary lender services such as title insurance and settlement services to mortgage businesses. However, during the fourth quarter of 2022 and calendar year 2023, the Company exited multiple business lines, including its traditional mortgage lending segment, its commercial lending segment, its home improvement lending business, and its lender services businesses, and shifted its focus to developing a streamlined retirement solutions business.
Our strategy and long-term growth initiatives are built upon a few key fundamental factors:
•We are focused on growing our core retirement solutions businesses, which benefit from a shared set of demographic and economic tailwinds. We believe we can more effectively dispatch our innovative suite of solutions to help senior homeowners achieve their retirement goals through the use of home equity.
•We seamlessly connect borrowers with investors. Our consumer-facing business leaders interface directly with the investor-facing professionals in our Portfolio Management segment, facilitating the development of attractive lending solutions for our customers with the confidence that the loans we generate can be efficiently and profitably sold to a deep pool of investors, either directly via whole-loan sales or indirectly via the issuance and sale of mortgage-backed securities. We seek to programmatically and profitably monetize our loans, which minimizes capital at risk, while often retaining a future performance-based participation interest in the underlying cash flows of our monetized loans.
•We distribute our products through multiple channels, including through newer channels as a result of the asset acquisition from American Advisors Group, now known as Bloom Retirement Holdings Inc., that closed on March 31, 2023, and utilize flexible technology platforms in order to scale our businesses and manage costs efficiently.

Through FAR, the Company originates, acquires, and services home equity conversion mortgages, which are originated pursuant to the FHA HECM program and are insured by the FHA, and proprietary reverse mortgage loans and hybrid mortgage loans (which combine features of both traditional residential mortgage loans and reverse mortgage loans), which are not insured by the FHA. We originate loans through a retail channel (consisting primarily of a centralized retail platform) and a TPO channel (consisting primarily of a network of mortgage brokers). We have launched several proprietary reverse mortgage loan products (including our hybrid mortgage loan product) to serve the U.S. senior population and have plans for additional innovative products to satisfy this vast and largely underserved market. We also service the loans that we originate, contracting with various third-party subservicers for the subservicing of our loans. We are a leader in this market and we are focused on developing and offering products for borrowers with interest in using the reverse mortgage loan product as a retirement planning tool.

Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM into HMBS, which Ginnie Mae guarantees, and sell the HMBS in the secondary market while retaining the rights to service the HECM. When HECM are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM previously securitized into an HMBS, we securitize them into privately placed mortgage-backed securities or hold them for investment. We both securitize proprietary reverse mortgage loans into mortgage-backed securities sold to investors and sell proprietary reverse mortgage loans as whole loans to investors. We may also decide to strategically hold certain proprietary reverse mortgage loans for investment. The capabilities provided by the Portfolio Management segment allowed us to complete issuances and sales of mortgage-backed securities backed by our loan products in 2023, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.

See Note 1 - Organization and Description of Business in the Notes to Consolidated Financial Statements for discussion of recent actions affecting the overall go-forward business operations, including details regarding the series of transactions entered into in order to transform our business from a vertically integrated, diversified lending and complementary services platform to a modern retirement solutions platform.

American Advisors Group Transaction
On March 31, 2023, FAR acquired a majority of the assets and certain of the liabilities of AAG/Bloom, including, among other things, certain residential reverse mortgage loans and the right to service certain HECM, pursuant to (i) an Asset Purchase Agreement, dated as of December 6, 2022 (the “Original Asset Purchase Agreement” and as amended by the Amendment Agreement entered into on March 31, 2023, the “Asset Purchase Agreement”), by and between the Company, FoA Equity, FAR, AAG/Bloom and, for the limited purposes described therein, Reza Jahangiri, an individual residing in the State of California (the “AAG Principal”), (ii) a Servicing Rights Purchase and Sale Agreement, dated as of December 6, 2022 (as amended, the “MSR Purchase Agreement”), by and between FAR and AAG/Bloom and (iii) a Loan Sale Agreement, dated as of December 6, 2022 (as amended, the “Mortgage Loan Purchase Agreement” and collectively with the Asset Purchase Agreement and the MSR Purchase Agreement, the “AAG Purchase Agreements”), by and between FAR and AAG/Bloom (such acquisition, the “AAG Transaction”).
Pursuant to the AAG Purchase Agreements, in consideration for the assets acquired thereunder, on March 31, 2023, (i) FAR paid to AAG/Bloom $5.5 million in cash less cash on hand and issued to AAG/Bloom a promissory note with an aggregate principal amount of $4.5 million (which was paid in July 2023 in accordance with its terms), (ii) FAR paid off, retired, or assumed specified liabilities, (iii) the Company issued to AAG/Bloom one share of Class B Common Stock, par value $0.0001 per share, of the Company (“Company Class B Common Stock”), and (iv) FoA Equity issued to AAG/Bloom 19,692,990 Class A Units of FoA Equity (“Class A LLC Units”). Under the AAG Purchase Agreements, FoA Equity may issue to AAG/Bloom up to 14,200,676 additional Class A LLC Units upon the occurrence of certain events. The maximum number of Class A LLC Units issuable to AAG/Bloom under the AAG Purchase Agreements is 33,893,666 Class A LLC Units.
The aggregate Class A LLC Units issued to AAG/Bloom on March 31, 2023, together with the Class A LLC Units that are issuable to AAG/Bloom pursuant to the Purchase Agreements, would be exchangeable for 33,893,666 shares of Class A Common Stock pursuant to the Exchange Agreement, dated as of April 1, 2021 (the “Exchange Agreement”), by and among FoA, FoA Equity and the holders of Class A LLC Units from time to time, as an “LLC Unitholder” thereunder.
In connection with the AAG Transaction, the Company and FoA Equity entered into an Equity Matters Agreement (the “Equity Matters Agreement”) with AAG/Bloom pursuant to which, among other things, AAG/Bloom joined and became a party to (i) the Amended and Restated Limited Liability Company Agreement, as a “Member” thereunder, (ii) the Exchange Agreement described above, as an “LLC Unitholder” thereunder, and (iii) the Registration Rights Agreement, dated as of April 1, 2021 (the “Registration Rights Agreement”), as an “Other Holder” thereunder. Pursuant to the Exchange Agreement, AAG/Bloom is permitted to exchange its Class A LLC Units for shares of Company Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Equity Matters Agreement also provides AAG/Bloom with demand rights under the Registration Rights Agreement, which would obligate the Company to file a registration statement upon a demand by AAG/Bloom starting from the date that is 71 days following the closing date of the AAG Transaction.

Our Segments
In connection with the transformation of our business from a vertically integrated, diversified lending and complementary services platform to a modern retirement solutions platform, we realigned our business to operate through two reportable segments: Retirement Solutions and Portfolio Management. See Note 1 - Organization and Description of Business in the Notes to Consolidated Financial Statements for more information about the realignment of our reportable segments.
Retirement Solutions
The mission of our Retirement Solutions segment is to help senior homeowners achieve their financial goals in retirement. This segment includes all loan origination activity for the Company, including the origination of HECM, proprietary reverse mortgage loans, and hybrid mortgage loans through both the retail and wholesale/TPO channels. The Retirement Solutions segment generates revenue from fees earned at the time of loan origination as well as from the initial estimate of net origination gains, with all originated loans accounted for at fair value. Once originated, the loans are transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in the revenues of our Portfolio Management segment until final disposition.

While FAM has sold certain operational assets of its home improvement lending business and expects to substantially complete the process of winding down the operations of the home improvement lending business by the end of March 2024, the operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations. This is because the wind-down of the home improvement lending business is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results.
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the Company. Our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided by our FINRA registered broker-dealer, allows us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and, where appropriate, retain assets on the balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring interest and servicing income categorized within its net fair value gains. The Portfolio Management segment generates revenue from the sale or securitization of loans, fair value gains on portfolio assets, interest income, fee income related to MSR, and mortgage advisory fees earned on various investment and capital markets services we provide to our internal and external customers.
See the Segment Results section below and Note 27 - Business Segment Reporting in the Notes to Consolidated Financial Statements for additional financial information about our segments.

Business Trends and Conditions
There are several key factors and trends affecting our results of operations. A summary of key factors impacting our revenues include:
•prevailing interest rates which impact loan origination volume, with declining interest rates leading to increases in volume, and an increasing interest rate environment leading to decreases in volume;
•our ability to successfully operate the newly integrated lending platform that we acquired from American Advisors Group in March 2023;
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

Other Recent Events
Due to significant inflationary pressures, the U.S. Federal Reserve raised the federal funds rate during the first three quarters of 2023 and during the same period, reduced its overall purchases and holdings of government and mortgage-related bonds. Higher interest rates generally led to lower mortgage transaction volumes, increased competition, and lower profit margins. Volatility in market conditions resulting from the foregoing events have caused and may continue to cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market, the fair market value of the assets on our balance sheet, and price transparency of real estate related or asset-backed assets.
Our Company is actively monitoring these events and their effects on the Company’s financial condition, liquidity, operations, industry, and workforce.

These continuing economic impacts may cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets, and liquidity in 2024 and beyond. See Results of Operations.
For further discussion on the potential impacts of the Federal Reserve’s monetary policies, see “Risks Related to the Business of the Company” and “Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates due to U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our operations, financial performance, and earnings” under the section entitled “Item 1A. Risk Factors,” as such risk factors may be amended or updated in our subsequent periodic reports filed with the SEC.

Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations may not be comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors that may impact the comparability of our results of operations.
Discontinued Operations
During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines while enhancing our reverse mortgage loan business, in order to transform our business from a vertically integrated, diversified lending and complementary services platform to a modern retirement solutions platform. This transformation included the wind-down of the previously reported Mortgage Originations segment, other than the home improvement lending business, and sale of the previously reported Commercial Originations and Lender Services segments, with the exception of its Incenter Solutions LLC operating service subsidiary. This constitutes a strategic shift that has or will have a major effect on our operations and financial results. As such, starting with the first fiscal quarter of 2023, results of our previously reported Mortgage Originations, Commercial Originations, and Lender Services segments, excluding the home improvement lending business and Incenter Solutions LLC, are reported as discontinued operations for all periods presented in accordance with ASC 205, Presentation of Financial Statements. During the third fiscal quarter of 2023, the Company sold certain operational assets of the home improvement lending business and began the process of winding down the operations of the home improvement lending business, which is expected to be substantially complete by the end of March 2024. Also during the third fiscal quarter of 2023, the Company ceased the operations of Incenter Solutions LLC. The wind-down of Incenter Solutions LLC was substantially complete by the end of December 2023. The Company’s wind-down of the home improvement lending business and Incenter Solutions LLC is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the operations of the home improvement lending business and Incenter Solutions LLC are not reported as discontinued operations. Refer to Note 1 - Organization and Description of Business and Note 4 - Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Segment Realignment
During 2023, to more closely align with the new business strategy, the Company restructured the reportable segments into the following: Retirement Solutions and Portfolio Management. The prior period segment disclosures have been recast to reflect the new structure. Refer to Note 1 - Organization and Description of Business in the Notes to Consolidated Financial Statements for additional information.
AAG Transaction
On March 31, 2023, the Company completed the acquisition of the assets and liabilities associated with the AAG Transaction. Refer to Note 1 - Organization and Description of Business and Note 3 - Acquisitions in the Notes to Consolidated Financial Statements for additional information.

Components of Our Results of Operations
Revenue
Net fair value gains on loans and related obligations
The majority of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as components of net fair value gains on loans and related obligations. See Note 6 - Fair Value within our Notes to Consolidated Financial Statements for a discussion of fair value measurements.
Fee income
We earn various fees from our customers during the process of origination and servicing of loans. Revenue is recognized when the performance obligations have been satisfied, which is typically at the time of loan origination or over the life of the loans serviced.
In addition to the fees earned from customers, we recognize the changes in fair value of MSR as a component of fee income. To hedge against volatility in the fair value of certain MSR, we may enter into various derivative agreements from time to time, which may include, but are not limited to, interest rate swaps and futures contracts. Changes in the fair value of such derivative instruments and the related hedging gains and losses are also included as a component of fee income.
Gain (loss) on sale and other income from loans held for sale, net
Gain (loss) on sale and other income from loans held for sale, net, includes realized and unrealized gains and losses on loans held for sale and hedging derivatives. Unrealized gains and losses include fair value gains and losses resulting from changes in fair value in the underlying loans and hedging derivatives from the time of origination to the ultimate sale of the loan or other settlement of those financial instruments.
Interest income and expense
We earn interest income on loans held for sale and incur interest expense on our warehouse lines of credit and non-funding debt. Interest income and interest expense also accrues to loans held for investment, including securitized loans subject to HMBS and other nonrecourse debt. Such interest income and expense is included as a component of net fair value gains on loans and related obligations.
Expenses
Salaries, benefits, and related expenses
Salaries, benefits, and related expenses include commissions, bonuses, equity-based compensation, salaries, benefits, taxes, and all payroll related expenses for our employees.
Loan production and portfolio related expenses
Loan production and portfolio related expenses include loan origination costs, fees related to loan funding, and portfolio expenses associated with our securitizations.
Loan servicing expenses
Loan servicing expenses include costs related to the servicing and sub-servicing of loans.
Marketing and advertising expenses
Marketing and advertising expenses are related to brand marketing and providing loan product information to our customers.
Depreciation and amortization
Depreciation and amortization expenses include depreciation and amortization of fixed assets and leasehold improvements and definite-lived intangible assets.
General and administrative expenses
General and administrative expenses include communications and data processing costs, professional and consulting fees, occupancy, equipment rentals, other office related expenses, and other expenses.
Impairment of Intangibles and Other Assets
Impairment of intangibles and other assets includes impairment charges recognized on indefinite-lived intangible assets and other long-lived assets.
Other, Net
Other, net, primarily includes gains or losses on non-operating assets and liabilities.

Income Taxes
FoA Equity is treated as a flow-through entity for U.S. federal income tax purposes. As a result, entity level taxes at FoA Equity are not significant.
FoA (together with certain corporate subsidiaries through which it owns its interest in FoA Equity) is treated as a corporation for U.S. federal and state income tax purposes and is subject to U.S. federal income taxes with respect to its allocable share of any taxable income of FoA Equity and is taxed at the prevailing corporate tax rates. FoA is a holding company, and its only material asset is its interest in FoA Equity. Accordingly, a provision for income taxes is recorded for the anticipated tax consequences of FoA’s allocable share of FoA Equity’s reported results of operations for federal income taxes. In addition to its allocable share of FoA Equity’s reported results, FoA also incurs expenses related to its holding company operations, as well as payments under the TRA, which may be significant. FoA Equity may distribute amounts sufficient to allow FoA to pay its tax obligations and operating expenses, including distributions to fund any payments due under the TRA. However, the ability of FoA Equity to make such distributions may be limited due to, among other things, restrictive covenants in its senior notes.

Results of Operations
Overview
The following tables present selected financial data for the years ended December 31, 2023 and 2022.
Consolidated Results
The following table summarizes our consolidated operating results from continuing operations (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net fair value gains on loans and related obligations	$322,329	$89,489
Fee income	43,450	81,815
Loss on sale and other income from loans held for sale, net	(24,994)	(5,931)
Net interest expense	(106,535)	(112,611)
Total revenues	234,250	52,762
Total expenses	392,007	418,226
Impairment of intangibles and other assets	(9,296)	(9,528)
Other, net	211	31,992
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(166,842)	$(343,000)

Net fair value gains on loans and related obligations
Certain of our financial instruments are valued utilizing a process that combines the use of a discounted cash flow (“DCF”) model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments are recorded as a gain or loss in net fair value gains on loans and related obligations in the Consolidated Statements of Operations.

The following table summarizes the components of net fair value gains on loans and related obligations (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net origination gains	$121,646	$283,808
Interest income on mortgage loans	1,617,954	890,857
Interest expense on HMBS and nonrecourse obligations	(1,273,159)	(600,689)
Servicing related income, net(1)	25,583	11,599
Fair value changes from model amortization(2)	(228,391)	(127,576)
Net fair value gains from portfolio activity	141,987	174,191
Net fair value gains (losses) from changes in market inputs or model assumptions	58,696	(368,510)
Net fair value gains on loans and related obligations	$322,329	$89,489
(1) Servicing related income, net, is comprised of premiums realized on the securitization of reverse mortgage tails and miscellaneous contractual servicing fees, net of guarantee fees paid.
(2) Fair value changes from portfolio runoff and realization of modeled income and expenses.
Principally, all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on loans and related obligations in the Consolidated Statements of Operations. However, for our outstanding financing lines of credit and non-funding debt, we have not elected to account for these liabilities under the fair value option. Accordingly, interest expense is presented separately in our Consolidated Statements of Operations. Further, interest income on loans held for investment are reflected in net fair value gains on loans and related obligations in the Consolidated Statements of Operations, while the associated interest expense on the warehouse financing for loans held for investment is included as a component of net interest expense. We evaluate net interest margin (“NIM”) for our outstanding investments through an evaluation of all components of interest income and interest expense.
The following table provides an analysis of all components of NIM (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest income on mortgage loans	$1,617,954	$890,857
Interest expense on HMBS and nonrecourse obligations	(1,273,159)	(600,689)
Net interest margin included in net fair value gains on mortgage loans(1)	344,795	290,168
Interest income on mortgage loans held for sale and other interest income	12,193	6,038
Interest expense on warehouse lines of credit	(87,839)	(90,980)
Non-funding debt and other interest expense	(30,889)	(27,669)
Net interest expense	(106,535)	(112,611)
NET INTEREST MARGIN	$238,260	$177,557
(1) Amounts include interest income and expense on all reverse and commercial mortgage loans and their related nonrecourse obligations. Interest income on mortgage loans held for sale and interest expense on warehouse lines of credit are classified in net interest expense. See Note 2 - Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements for additional information on the Company’s accounting related to reverse and commercial mortgage loans.

For the year ended December 31, 2023 versus the year ended December 31, 2022
Net loss from continuing operations before taxes decreased $176.2 million or 51.4% primarily as a result of the following:
•Net fair value gains on loans and related obligations increased $232.8 million primarily as a result of fair value gains from market inputs or model assumptions compared to losses in the 2022 period, partially offset by lower net origination gains and lower net fair value gains from portfolio activity. The improvement in net fair value gains (losses) from changes in market inputs or model assumptions was primarily related to market interest rate volatility, which negatively impacted long-term assets and liabilities in the 2022 period compared to the year ended December 31, 2023. See Note 6 - Fair Value within the Notes to Consolidated Financial Statements for additional information on assumptions impacting the value of our loans held for investment.
The Retirement Solutions segment recognized $121.6 million in net origination gains on originations of $1.6 billion of reverse mortgage loans for the year ended December 31, 2023 compared to $283.8 million in net origination gains on originations of $4.8 billion of reverse mortgage loans for the comparable 2022 period. The decrease in net origination gains in the Retirement Solutions segment was due to lower reverse mortgage loan origination volumes, which was partially offset by higher margins associated with the increase in volumes from our newly acquired retail platform from AAG/Bloom during the year ended December 31, 2023. The $54.6 million increase in net interest margin included in net fair value gains on mortgage loans was primarily due to interest rate increases and the increase in the HECM portfolio size from the acquisition of assets from AAG/Bloom during the year ended December 31, 2023 compared to the 2022 period. The $14.0 million increase in servicing income was due to increased servicing portfolio size from the HECM portfolio acquired from AAG/Bloom during the year ended December 31, 2023. The increase in fair value changes from model amortization of $100.8 million was due to a combination of higher realized NIM and servicing income released from the fair value models and lower overall modeled yield from the decreased average net carrying value on the loans held for investment portfolio during the 2023 period.
•Fee income decreased $38.4 million or 46.9% primarily related to lower servicing fee income and lower fair market value gains on the MSR portfolio due to a much lower MSR portfolio balance for the year ended December 31, 2023. This was partially offset with higher origination fee income from increased retail loan originations from our acquired retail platform from AAG/Bloom.
•Loss on sale and other income from loans held for sale, net, increased $19.1 million primarily due to changes in fair value on commercial and home improvement loans sold during the year ended December 31, 2023, compared to the 2022 period due to market interest rate volatility and widening spreads.
•Net interest expense decreased $6.1 million or 5.4% primarily due to lower average outstanding balances on warehouse lines of credit, which was partially offset by higher cost of funds during the year ended December 31, 2023. Interest income on mortgage loans held for sale and other interest income also improved due to interest rate increases during the year ended December 31, 2023.
•Total expenses decreased $26.2 million or 6.3% due to lower salaries, benefits, and related expenses combined with decreased loan production and portfolio related expenses primarily as a result of our lower average headcount, lower origination volume, and general cost-cutting measures for the year ended December 31, 2023. This was partially offset by an increase to marketing and advertising expenses primarily as a result of the onboarding of our retail platform acquired from AAG/Bloom.
•Other, net, decreased $31.8 million or 99.3% primarily due to the significant remeasurement of the TRA obligation that occurred in the year ended December 31, 2022.

SEGMENT RESULTS
Revenues and fees are directly attributed to their respective segments at the time services are performed. Revenues generated on inter-segment services performed are valued based on estimated market value. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the years ended December 31, 2023 and 2022. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.

Retirement Solutions Segment
The following table summarizes our Retirement Solutions segment’s results (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net origination gains	$121,646	$283,808
Fee income	33,167	15,526
Gain (loss) on sale and other income from loans held for sale, net	(6,303)	367
Net interest expense	—	(11)
Total revenues	148,510	299,690
Total expenses	208,836	182,287
Impairment of intangible assets	—	(3,500)
Other, net	75	3,290
NET INCOME (LOSS) BEFORE INCOME TAXES	$(60,251)	$117,193
Our Retirement Solutions segment generates its revenues primarily from the origination of reverse mortgage loans, including HECM insured by FHA and non-agency reverse mortgage loans. Revenues from our Retirement Solutions segment include both our initial estimate of net origination gains from reverse mortgage loans, which is determined by utilizing quoted prices on similar securities or internally-developed models utilizing observable market inputs, in addition to fees earned at the time of origination of the associated loans. We elect to account for all originated loans at fair value. The loans are immediately transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in revenues of our Portfolio Management segment until final disposition.
On August 31, 2023, FAM entered into an agreement to sell certain operational assets of the home improvement lending business. This transaction closed on September 15, 2023. In connection with such transaction, the Company began the process of winding down the operations of the home improvement lending business, which is expected to be substantially complete by the end of March 2024. The wind-down of the home improvement lending business is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations.

KEY METRICS
The following table provides a summary of our Retirement Solutions segment’s key metrics (dollars in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Reverse mortgage loan origination volume
Total loan origination volume(1)	$1,615,133	$4,833,918
Total loan origination volume - tails(2)	1,041,470	660,558
Total loan origination volume	$2,656,603	$5,494,476
Total reverse loan origination volume - units	8,763	13,852

Reverse mortgage loan origination volume - by channel(1)
TPO	$982,687	$4,180,149
Retail	632,446	653,769
Total reverse mortgage loan origination volume	$1,615,133	$4,833,918

Home improvement loan origination volume
Total loan origination volume	$146,696	$241,716
Total loan origination volume - units	11,606	20,306
(1) Loan origination volumes consist of initial reverse mortgage loan borrowing amounts.
(2) Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which we are able to subsequently pool into a security.

Revenues
In the table below is a summary of the components of our Retirement Solutions segment’s total revenues (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net origination gains:
TPO	$108,016	$427,112
Retail	58,412	50,130
Acquisition costs	(44,782)	(193,434)
Total net origination gains	121,646	283,808
Fee income	33,167	15,526
Gain (loss) on sale and other income from loans held for sale, net	(6,303)	367
Net interest expense	—	(11)
Total revenues	$148,510	$299,690

For the year ended December 31, 2023 versus the year ended December 31, 2022
Total revenues decreased $151.2 million or 50.4% as a result of the following:
•Net origination gains decreased $162.2 million or 57.1% as a result of lower reverse mortgage loan origination volumes, primarily due to higher interest rates, which was partially offset by higher margins associated with the increase in volumes from our retail platform acquired from AAG/Bloom during the year ended December 31, 2023. We originated $1.6 billion of reverse mortgage loans for the year ended December 31, 2023, a decrease of 66.6%, compared to $4.8 billion for the comparable 2022 period. During the year ended December 31, 2023, the weighted average margin on production was 7.53% compared to 5.87% in 2022, an increase of 1.66% due primarily to the increase in retail production mix associated with the onboarding of our retail platform acquired from AAG/Bloom.

•Fee income increased $17.6 million due to loan origination fees through our retail platform acquired from AAG/Bloom.

Expenses
In the table below is a summary of the components of our Retirement Solutions segment’s total expenses (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Salaries	$64,753	$61,468
Commissions and bonuses	22,717	28,247
Other salary related expenses	9,104	8,991
Total salaries, benefits, and related expenses	96,574	98,706

Loan production expenses	9,555	10,180
Marketing and advertising expenses	31,668	12,549
Depreciation and amortization	40,571	38,654
General and administrative expenses	30,468	22,198
Total expenses	$208,836	$182,287

For the year ended December 31, 2023 versus the year ended December 31, 2022
Total expenses increased $26.5 million or 14.6% as a result of the following:
•Total salaries, benefits, and related expenses decreased $2.1 million or 2.2% primarily due to lower production-related compensation during the year ended December 31, 2023. This was partially offset by an increase in average headcount for the year ended December 31, 2023 at 579 compared to 527 for the 2022 period related to the onboarding of our retail platform acquired from AAG/Bloom.
•Marketing and advertising expenses increased $19.1 million or 152.4% primarily as a result of the onboarding of our retail platform acquired from AAG/Bloom.
•General and administrative expenses increased $8.3 million or 37.3% primarily due to an increase in communications and data processing expenses and other general and administrative expenses from the onboarded infrastructure of our retail platform acquired from AAG/Bloom for the year ended December 31, 2023 when compared to the 2022 period.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment’s results (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net fair value gains (losses) on loans and related obligations	$200,683	$(195,231)
Fee income	10,283	66,761
Loss on sale and other income from loans held for sale, net	(18,691)	(6,298)
Net interest expense	(76,916)	(85,607)
Total revenues	115,359	(220,375)
Total expenses	84,023	124,060
Impairment of intangible assets	(6,400)	(3,800)
Other, net	—	860
NET INCOME (LOSS) BEFORE INCOME TAXES	$24,936	$(347,375)

Our Portfolio Management segment generates its revenues primarily from the sale and securitization of mortgages into the secondary market, fair value gains and losses on loans and MSR that we hold for investment, servicing fee income related to the MSR, and mortgage advisory fees earned on various investment and capital markets services we provide to our internal and external customers. The fair value gains and losses include the yield we recognize on the contractual interest income that is expected to be collected based on the stated interest rates of the loans and related liabilities and any contractual service fees earned while servicing these assets.
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

KEY METRICS
The following table provides a summary of the assets and liabilities under management by our Portfolio Management segment (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$32,245	$37,964
Restricted cash	178,319	177,814
Loans held for investment, subject to HMBS related obligations, at fair value	17,548,763	11,114,100
Loans held for investment, subject to nonrecourse debt, at fair value	8,272,393	7,454,638
Loans held for investment, at fair value	575,228	907,998
MSR, at fair value	6,436	95,096
Other assets, net	155,471	224,385
Total long-term investment assets	26,768,855	20,011,995

Loans held for sale, at fair value	4,246	173,984
Total earning assets	26,773,101	20,185,979

HMBS related obligations, at fair value	17,353,720	10,996,755
Nonrecourse debt, at fair value	7,904,200	7,343,177
Other financing lines of credit	928,479	1,327,634
Payables and other liabilities	107,664	82,175
Total financing of portfolio	26,294,063	19,749,741

Net carrying value of earning assets	$479,038	$436,238

The following table provides a summary of our Portfolio Management segment’s key metrics (dollars in thousands):

	December 31, 2023	December 31, 2022
Reverse Mortgages
Loan count	91,888	62,879
Active UPB	$24,923,313	$17,914,422
Due and payable	371,913	334,303
Foreclosure	524,988	489,261
Claims pending	130,928	103,408
Ending UPB	$25,951,142	$18,841,394
Average UPB	$282	$300
Weighted average coupon	7.35%	6.11%
Weighted average age (in months)	40	41
Percentage in foreclosure	2.0%	2.6%

MSR Portfolio
Loan count	3,385	27,037
Ending UPB	$1,056,660	$8,602,338
Average UPB	$312	$318
Weighted average coupon	3.71%	3.59%
Weighted average age (in months)	27	18
Weighted average FICO credit score	763	752
90+ day delinquency rate	0.3%	0.5%
Total prepayment speed	8.1%	6.5%

	For the year ended December 31, 2023	For the year ended December 31, 2022
Investment and Capital Markets
Number of structured deals	5	8
Structured deals (size in notes)	$1,925,699	$3,660,359

Revenues
In the table below is a summary of the components of our Portfolio Management segment’s total revenues (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
REVENUES
Net fair value gains (losses) on loans and related obligations:
Interest income on mortgage loans	$1,617,954	$890,857
Interest expense on HMBS and nonrecourse obligations	(1,273,159)	(600,689)
Servicing related income, net(1)	25,583	11,599
Fair value changes from model amortization(2)	(228,391)	(127,576)
Net fair value gains from portfolio activity	141,987	174,191
Net fair value gains (losses) from changes in market inputs or model assumptions	58,696	(369,422)
Net fair value gains (losses) on loans and related obligations	200,683	(195,231)
Fee income:
Servicing income (MSR)	1,447	50,572
Other fees	8,836	16,189
Total fee income	10,283	66,761
Loss on sale and other income from loans held for sale, net	(18,691)	(6,298)
Net interest expense	(76,916)	(85,607)
Total revenues	$115,359	$(220,375)
(1) Servicing related income, net, is comprised of premiums realized on the securitization of reverse mortgage tails and miscellaneous contractual servicing fees, net of guarantee fees paid.
(2) Fair value changes from portfolio runoff and realization of modeled income and expenses.
Principally, all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on loans and related obligations in the Consolidated Statements of Operations. However, for our outstanding financing lines of credit, we have not elected to account for these liabilities under the fair value option. Accordingly, interest expense is presented separately in our Consolidated Statements of Operations. Further, interest income on loans held for investment are reflected in net fair value gains on loans and related obligations in the Consolidated Statements of Operations, while the associated interest expense on the warehouse financing for loans held for investment is included as a component of net interest expense. We evaluate NIM for our outstanding investments through an evaluation of all components of interest income and interest expense.
The following table provides an analysis of all components of NIM (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest income on mortgage loans	$1,617,954	$890,857
Interest expense on HMBS and nonrecourse obligations	(1,273,159)	(600,689)
Net interest margin included in net fair value gains on mortgage loans(1)	344,795	290,168
Interest income on mortgage loans held for sale and other interest income	10,923	5,319
Interest expense on warehouse lines of credit	(87,839)	(90,926)
Net interest expense	(76,916)	(85,607)
NET INTEREST MARGIN	$267,879	$204,561
(1) Amounts include interest income and expense on all reverse and commercial mortgage loans and their related nonrecourse obligations. Interest income on mortgage loans held for sale and interest expense on warehouse lines of credit are classified in net interest expense. See Note 2 - Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements for additional information on the Company’s accounting related to reverse and commercial mortgage loans.

Certain of our financial instruments are valued using a combination of a DCF model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments is recorded as a gain or loss in net fair value gains on loans and related obligations in the Consolidated Statements of Operations.

For the year ended December 31, 2023 versus the year ended December 31, 2022
Total revenues improved $335.7 million as a result of the following:
•Net fair value gains (losses) on loans and related obligations improved $395.9 million primarily as a result of fair value gains from market inputs or model assumptions compared to losses in the 2022 period, partially offset by lower net fair value gains from portfolio activity. The improvement in net fair value gains (losses) from changes in market inputs or model assumptions was primarily related to market interest rate volatility, which negatively impacted long-term assets and liabilities in the 2022 period compared to the year ended December 31, 2023. See Note 6 - Fair Value within the Notes to Consolidated Financial Statements for additional information on assumptions impacting the value of our loans held for investment. The $54.6 million increase in net interest margin included in net fair value gains on mortgage loans was primarily due to interest rate increases and the increase in the HECM portfolio size from the HECM portfolio acquired from AAG/Bloom during the year ended December 31, 2023 compared to the 2022 period. The $14.0 million increase in servicing income was due to increased servicing portfolio size from the HECM portfolio acquired from AAG/Bloom during the year ended December 31, 2023. The increase in fair value changes from model amortization of $100.8 million was due to a combination of higher realized NIM and servicing income released from the fair value models and lower overall modeled yield from the decreased average net carrying value on the loans held for investment portfolio during the 2023 period.
•Fee income decreased $56.5 million primarily related to lower servicing fee income and lower fair market value gains on the MSR portfolio due to a much lower MSR portfolio balance for the year ended December 31, 2023 compared to the 2022 period.
•Loss on sale and other income from loans held for sale, net, increased $12.4 million primarily due to changes in fair value on commercial and home improvement loans sold during the year ended December 31, 2023, compared to the 2022 period due to market interest rate volatility and widening spreads.
•Net interest expense decreased $8.7 million primarily due to lower average outstanding balances on warehouse lines of credit, which was partially offset by higher cost of funds during the year ended December 31, 2023 compared to the 2022 period. Interest income on mortgage loans held for sale also improved due to interest rate increases during the year ended December 31, 2023.

Expenses
In the table below is a summary of the components of our Portfolio Management segment’s total expenses (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Salaries	$13,409	$29,744
Commissions and bonuses	3,431	8,542
Other salary related expenses	3,034	3,861
Total salaries, benefits, and related expenses	19,874	42,147

Loan portfolio related expenses	16,935	35,607
Loan servicing expenses	30,729	33,063
Marketing and advertising expenses	24	63
Depreciation and amortization	107	319
General and administrative expenses	16,354	12,861
Total expenses	$84,023	$124,060

For the year ended December 31, 2023 versus the year ended December 31, 2022
Total expenses decreased $40.0 million or 32.3% as a result of the following:
•Salaries, benefits, and related expenses decreased $22.3 million primarily due to a decrease in average headcount during the year ended December 31, 2023 compared to 2022. Average headcount was 73 for the year ended December 31, 2023 and 112 for the comparable 2022 period.
•Loan portfolio related expenses decreased $18.7 million or 52.4% due to a decrease in expenses related to the securitization of assets into nonrecourse securitizations as a result of fewer transactions during the year ended December 31, 2023 compared to the 2022 period.

Corporate and Other
Corporate and Other consists of our corporate services groups. These groups support our operating segments, and the cost of services directly supporting the operating segments are allocated to those operating segments on a cost-of-service basis. Enterprise-focused Corporate and Other expenses that are not incurred in direct support of the operating segments are kept unallocated within Corporate and Other.
The following table summarizes Corporate and Other results (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Fee income	$8,125	$27,578
Net interest expense	(29,619)	(26,993)
Total revenues	(21,494)	585
Total expenses	107,273	139,014
Impairment of other assets	(2,896)	(2,228)
Other, net	136	27,839
NET LOSS BEFORE INCOME TAXES	$(131,527)	$(112,818)

In the table below is a summary of the components of Corporate and Other total expenses (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Salaries and bonuses	$74,548	$136,435
Other salary related expenses	16,315	23,808
Shared services - payroll allocations	(28,992)	(90,649)
Total salaries, benefits, and related expenses	61,871	69,594

Marketing and advertising expenses	204	419
Depreciation and amortization	1,691	3,055

Communications and data processing and other expenses	30,066	52,509
Professional and consulting fees	17,389	23,960
Shared services - general and administrative allocations	(3,948)	(10,523)
Total general and administrative expenses	43,507	65,946

Total expenses	$107,273	$139,014

For the year ended December 31, 2023 versus the year ended December 31, 2022
Total revenues decreased $22.1 million as a result of the following:
•Fee income decreased $19.5 million primarily related to the decline in services provided by the Company’s offshore operational fulfillment services team. During the year ended December 31, 2023, the Company ceased the operations of the offshore fulfillment services team.
Total expenses decreased $31.7 million or 22.8% as a result of the following:
•Salaries, benefits, and related expenses, net of allocations, decreased $7.7 million or 11.1% primarily due to a decrease in salaries and bonuses of $61.9 million for the year ended December 31, 2023 compared to the 2022 period as the Company focused on cost-cutting initiatives related to the restructuring of the Company’s strategic vision. Compared to 2022, average onshore headcount declined by 32.6% from 567 for the year ended December 31, 2022 to 382 for the year ended December 31, 2023. The decrease in average onshore headcount was primarily related to groups supporting our operating segments. These reductions were partially offset by a $61.7 million decrease in shared services allocations due to the reduction in supported business lines in 2023.
•General and administrative expenses, net of shared services allocations, decreased $22.4 million or 34.0% due to a $22.4 million decrease in communications and data processing and other expenses and a $6.6 million decrease in professional and consulting fees. These reductions are due to general cost-cutting measures associated with the restructuring of the business. This was partially offset by a $6.6 million decrease in shared services allocations due to the reduction in supported business lines in 2023.

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
These non-GAAP financial measures should not be considered as an alternative to net income (loss), operating cash flows, or any other performance measures determined in accordance with U.S. GAAP. Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Earnings (Loss) per Share have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations of these metrics are: (i) cash expenditures for future contractual commitments; (ii) cash requirements for working capital needs; (iii) cash requirements for certain tax payments; and (iv) all non-cash income/expense items.
Because of these limitations, Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Earnings (Loss) per Share should not be considered as measures of discretionary cash available to us to invest in the growth of our business or distribute to shareholders. We compensate for these limitations by relying primarily on our U.S. GAAP results and using our non-GAAP financial measures only as a supplement. Users of our consolidated financial statements are cautioned not to place undue reliance on our non-GAAP financial measures.
Adjusted Net Income (Loss)
We define Adjusted Net Income (Loss) as consolidated net loss from continuing operations adjusted for:
1.Changes in fair value of loans and securities held for investment and related obligations due to assumption changes, deferred purchase price obligations (including earnouts and TRA obligations), contingent earnout, warrant liability, and minority investments
2.Amortization and impairment of intangibles and other assets
3.Equity-based compensation
4.Certain non-recurring costs
5.Pro-forma income tax provision adjustments to apply an effective combined corporate tax rate to adjusted consolidated pre-tax income (loss) from continuing operations.
Management considers Adjusted Net Income (Loss) important in evaluating our Company as a whole. This supplemental metric is utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted Net Income (Loss) is not a presentation made in accordance with U.S. GAAP, and our definition and use of this measure may vary from other companies in our industry.
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

Adjusted EBITDA
We define Adjusted EBITDA as net loss from continuing operations adjusted for:
1.Taxes
2.Interest on non-funding debt
3.Depreciation
4.Change in fair value of loans and securities held for investment and related obligations due to assumption changes, deferred purchase price obligations (including earnouts and TRA obligations), contingent earnout, warrant liability, and minority investments
5.Amortization and impairment of intangibles and other assets
6.Equity-based compensation
7.Certain non-recurring costs
We evaluate the performance of our company and segments through the use of Adjusted EBITDA as a non-GAAP measure. Management considers Adjusted EBITDA important in evaluating our business segments and the Company as a whole. Adjusted EBITDA is a supplemental metric utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business and our operating segments. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance. Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP, and our use of this measure and term may vary from other companies in our industry.
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
Analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted Earnings (Loss) Per Share is not a presentation made in accordance with U.S. GAAP, and our definition and use of this measure may vary from other companies in our industry.
The following table provides a reconciliation of net loss from continuing operations to Adjusted Net Income (Loss) and Adjusted EBITDA (in thousands, except for share data):

Reconciliation to GAAP

	For the year ended December 31, 2023	For the year ended December 31, 2022
Reconciliation of Net Loss from Continuing Operations to Adjusted Net Income (Loss) and Adjusted EBITDA
Net loss from continuing operations	$(166,249)	$(325,868)
Add back: Benefit for income taxes	593	17,132
Net loss from continuing operations before taxes	(166,842)	(343,000)
Adjustments for:
Changes in fair value(1)	(23,869)	334,577
Amortization and impairment of intangibles and other assets(2)	44,704	46,877
Equity-based compensation(3)	13,745	18,694
Certain non-recurring costs(4)	14,214	18,713
Adjusted Net Income (Loss) before taxes	(118,048)	75,861
Benefit (provision) for income taxes(5)	31,055	(21,784)
Adjusted Net Income (Loss)	(86,993)	54,077
Provision (benefit) for income taxes(5)	(31,055)	21,784
Depreciation	5,063	4,383
Interest expense on non-funding debt	30,947	27,631
Adjusted EBITDA	$(82,038)	$107,875

GAAP PER SHARE MEASURES
Net loss from continuing operations attributable to controlling interest	$(61,287)	$(64,418)
Basic weighted average shares outstanding	81,977,533	62,298,532
Basic Net Loss per Share from Continuing Operations	$(0.75)	$(1.03)
If-converted method net loss from continuing operations	$(61,287)	$(297,838)
Diluted weighted average shares outstanding	81,977,533	188,236,513
Diluted Net Loss per Share from Continuing Operations	$(0.75)	$(1.58)

NON-GAAP PER SHARE MEASURES
Adjusted net income (loss)	$(86,993)	$54,077
Weighted average shares outstanding	219,051,258	188,236,513
Adjusted Earnings (Loss) per Share	$(0.40)	$0.29
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
The adjustment for changes in fair value of loans and securities held for investment and related obligations due to assumption changes is calculated based on changes in fair value associated with the above assets and liabilities calculated in accordance with U.S. GAAP, excluding the period-to-date estimated impact of the change in fair value attributable to current period additions and the change in fair value attributable to model amortization (i.e. portfolio run-off), net of hedge gains and losses, and any securitization expenses incurred in securitizing our mortgage loans held for investment, subject to nonrecourse debt. This adjustment represents changes in accounting estimates that are measured in accordance with U.S. GAAP. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices, or discrete events affecting specific borrowers, and such differences could be material. Accordingly, this number should be understood as an estimate and the actual adjustment could vary if our modeling is incorrect.
Change in Fair Value of Deferred Purchase Price Obligations - We are obligated to pay contingent consideration to sellers of acquired businesses based on future performance of acquired businesses (Earnouts) as well as realization of tax benefits from certain exchanges of Class A LLC units into Class A Common Stock (TRA Obligation). Change in fair value of deferred purchase price obligations represents impacts to revenue or expense due to changes in the estimated fair value of expected payouts as a result of changes in various assumptions, including future performance, timing and realization of tax benefits, and discount rates.
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
Change in Fair Value of the Warrant Liability - The adjustment to the warrant liability is based on the change in its measured fair value. Although the change in fair value of the warrant liability is a recurring part of our business, the change in fair value is unrealized, and we believe the adjustment is appropriate as the fair value fluctuations from period to period may make it difficult to analyze core-operating trends.
Change in Fair Value of Minority Investments - The adjustment to minority equity investments and debt investments is based on the change in their measured fair value. Although the change in fair value of minority equity investments and debt investments is a recurring part of our business, we believe the adjustment is appropriate as the fair value fluctuations from period to period may make it difficult to analyze core-operating trends.
(2) Amortization and impairment of intangibles and other assets - Includes amortization and impairment of intangibles recognized from various business combinations and impairment of certain other long-lived assets.
(3) Equity-based compensation - Includes equity-based compensation for Replacement Restricted Stock Units and Earnout Right Restricted Stock Units, which are funded 100% by existing non-controlling shareholders or outstanding Class A Common Stock. Refer to Note 22 - Equity-Based Compensation in the Notes to Consolidated Financial Statements for additional information.
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

Liquidity and Capital Resources
FoA is a holding company and has no material assets other than its direct and indirect ownership of Class A LLC Units. FoA has no independent means of generating revenue. FoA Equity may make distributions to its holders of Class A LLC Units, including FoA and the Equity Capital Unitholders, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRA, and dividends, if any, declared by FoA. Deterioration in the financial condition, earnings, or cash flow of FoA Equity and its subsidiaries for any reason could limit or impair FoA Equity’s ability to make such distributions. In addition, FoA Equity is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FoA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FoA Equity are generally subject to similar legal limitations on their ability to make distributions to FoA Equity. Further, our existing financing arrangements include, and any financing arrangement that we enter into in the future may include, restrictions that impact FoA Equity’s ability to make distributions to FoA.
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
TRA
The Company has entered into the TRA with certain TRA Parties. The TRA generally provide for payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of Class A LLC Units, (ii) the Company’s utilization of certain tax attributes attributable to Blackstone Tactical Opportunities Associates - NQ L.L.C., a Delaware limited partnership, shareholders (“Blocker GP”), and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to making payments under the TRA. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state, and local tax that the Company would otherwise be required to pay in the future, although the Internal Revenue Service may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of Class A LLC Units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits.
The payments under the TRA are not conditioned upon continued ownership of FoA or FoA Equity by the TRA Parties.
The Company accounts for the effects of these increases in tax basis and associated payments under the TRA as follows:
•records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted U.S. federal and state tax rates at the date of the exchange;
•to the extent we estimate that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, the Company reduces the deferred tax asset with a valuation allowance; and
•initial measurement of the obligations was at fair value and is remeasured at fair value each reporting period, with any changes in fair value recognized in other, net, in the Consolidated Statements of Operations.

The Company records obligations under the TRA resulting from applicable future exchanges as they occur, at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in capital. If the Company determines that it is no longer probable that a related contingent payment will be required based on expected future cash flows, a reversal of the liability will be recorded through earnings. During 2022, the Company determined that the contingent liability portion of the TRA obligation no longer probable of occurring, consistent with the Company’s need to record the associated valuation allowance against the deferred tax assets (for more information regarding the valuation allowance see Note 25 - Income Taxes within the Notes to Consolidated Financial Statements) and recorded an adjustment through other, net, in the Consolidated Statements of Operations to release the previously estimated contingent TRA liabilities.
As of December 31, 2023 and December 31, 2022, the Company had a liability of $4.5 million and $3.8 million, respectively, which is included in deferred purchase price liabilities within payables and other liabilities in the Consolidated Statements of Financial Condition.
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
Cash Flows
The following table presents net cash provided by (used in) operating activities, investing activities, and financing activities (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net cash provided by (used in)(1):
Operating activities	$(71,568)	$1,407,819
Investing activities	158,137	(1,819,075)
Financing activities	(139,228)	225,214
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4 - Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding cash flow associated with the results of discontinued operations.

Our cash decreased by $52.6 million for the year ended December 31, 2023 compared to a decrease of $186.2 million during the comparable period in 2022.
Operating Cash Flow
Cash flows from operating activities decreased by $1.5 billion for the year ended December 31, 2023 compared to the corresponding 2022 period. The decrease was primarily attributable to a $1.5 billion decrease in proceeds from the sale of loans held for sale, net of cash used for originations.
Investing Cash Flow
The increase of $2.0 billion in cash provided by our investing activities during the year ended December 31, 2023 compared to the 2022 period was primarily attributable to a $2.9 billion decrease in cash used for purchases and originations of loans held for investment, net of proceeds/payments. This was offset by a decrease of $456.3 million in proceeds on loans held for investment, subject to nonrecourse debt, net of payments, a decrease of $388.2 million in proceeds from the sale of MSR, and a $140.9 million cash outlay for the AAG Transaction.
Financing Cash Flow
The increase of $364.4 million in cash used in financing activities during the year ended December 31, 2023 compared to the 2022 period was primarily driven by a $1.4 billion decrease in proceeds from issuance of nonrecourse debt, net of payments, and a $321.7 million decrease in proceeds from the securitizations of loans, subject to HMBS related obligations, net of payments, partially offset by a $1.4 billion decrease in payments on other financing lines of credit, net of proceeds, and by a $30.0 million issuance of Class A Common Stock.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratio requirements, and profitability requirements. These covenants are measured at our holding company subsidiary or our operating subsidiaries. The Company was in compliance with or obtained waivers or amendments to the terms of financial covenants as of December 31, 2023.
Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio, and liquidity requirements established by FHA for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to FAR and FAM, which are licensed sellers/servicers of the respective government sponsored entities (“GSE”). As of December 31, 2023, FAM was not in compliance with Fannie Mae’s and Freddie Mac’s capital ratio requirement. Further, as of December 31, 2023, FAM was also in violation of Fannie Mae’s material decline in lender tangible net worth covenants. In connection with the discontinued operations of the Company’s previously reported Mortgage Originations segment, FAM voluntarily surrendered its Fannie Mae selling approval effective June 30, 2023, and further, FAM has agreed with Fannie Mae, Freddie Mac, and Ginnie Mae to surrender its related approvals as well as its HUD mortgagee approval once the transfer of servicing of FAM’s last mortgage loans related to such GSE/agency has been completed, which is expected in the first quarter of 2024 with respect to Ginnie Mae and HUD and the second quarter of 2024 with respect to Fannie Mae and Freddie Mac. As of December 31, 2023 and December 31, 2022, we were in compliance with or had received waivers for all of the other seller/servicer financial requirements for FHA and Ginnie Mae. For additional information see Note 28 - Liquidity and Capital Requirements within the Notes to Consolidated Financial Statements.
Minimum Net Worth
The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:
•Base of $2.5 million plus 25 basis points of outstanding UPB for total loans serviced.
•Tangible Net Worth comprises of total equity less goodwill, intangible assets, affiliate receivables, and certain pledged assets.
The minimum net worth requirement for Ginnie Mae is defined as follows:
•The sum of (i) base of $2.5 million plus 35 basis points of the issuer’s total single-family effective outstanding obligations, and (ii) base of $5.0 million plus 1% of the total outstanding HMBS and unused commitment authority.
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
Liquidity
For the year ended December 31, 2023, the operating results of the Company were negatively impacted by macroeconomic factors including increased market interest rates. These factors significantly reduced customer demand, compressed margins, and resulted in significant fair value adjustments for assets that we hold for investment at fair value. Cash flows have been negatively affected by the above factors and the discontinuation of our previously reported mortgage originations, commercial originations, and lender services businesses.
In light of the conditions noted above, management has taken the actions described in Note 4 - Discontinued Operations and Note 3 - Acquisitions and other actions to reduce our operating expenses within our continuing business lines. In addition, management has increased the credit availability and extended the maturity date for its revolving working capital lines of credit to May 25, 2025.
The Company, in the normal course of operations, continuously evaluates the timing and extent of the monetization of liquid financial assets that can be financed or sold to generate additional liquidity in amounts and at terms consistent with its operating needs.
The Company believes its actions, as described in the prior paragraphs, combined with the Company’s operating results will provide sufficient liquidity for the Company to meet its financial obligations and covenants on an ongoing basis.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of December 31, 2023, our debt obligations were approximately $26.6 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
Warehouse Lines of Credit
Reverse mortgage facilities
As of December 31, 2023, we had $1.0 billion in warehouse lines of credit capacity collateralized primarily by first lien mortgages with a $0.4 billion aggregate principal amount drawn through seven funding facility arrangements with six active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible loans to the lender and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2024 and 2026. Under the facilities, loans are generally transferred at an advance rate less than the principal balance of the loans (the “haircut”), which serves as the primary credit enhancement for the lender. Six of our warehouse lines of credit are guaranteed by Finance of America Holdings LLC (“FAH”), a consolidated subsidiary of the Company and the parent holding company to the reverse mortgage business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is the Bloomberg Short-Term Bank Yield Index (“BSBY”) or SOFR, plus applicable margin.
The following table presents additional information about our warehouse facilities as of December 31, 2023 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	Outstanding Balance
Committed	April 2024 - October 2024	$285,000	$67,713
Uncommitted	April 2024 - October 2026	697,500	365,205
Total reverse warehouse facilities		$982,500	$432,918
Mortgage facility
As of December 31, 2023, we had $12.5 million in warehouse line of credit capacity collateralized by first lien mortgages with $2.1 million aggregate principal amount drawn through one funding facility arrangement with one active lender. This facility is structured as a master repurchase agreement under which ownership of the related eligible loans is temporarily transferred to the lender.
When we draw on this facility, we generally must transfer and pledge eligible loans to the lender and comply with various financial and other covenants. The facility expires in October 2024. Under the facility, loans are generally transferred at a haircut, which serves as the primary credit enhancement for the lender. Our one warehouse line of credit is guaranteed by FAH, a consolidated subsidiary of the Company and the parent holding company to the mortgage business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. Upon expiration, the warehouse facility will either be closed or combined with other facilities. The interest rate on the outstanding facility is the BSBY, plus applicable margin.
The following table presents additional information about our warehouse facility as of December 31, 2023 (in thousands):

Mortgage Warehouse Facility	Maturity Date	Total Capacity	Outstanding Balance
Uncommitted	October 2024	$12,500	$2,135
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
Interest is generally payable at the time the loan is settled off the line or monthly in arrears and the principal is payable upon receipt of loan sale or securitization proceeds or transfer of a loan to another line of credit. The facilities may also require the outstanding principal to be repaid if a loan remains on the line longer than a contractual period of time, which generally ranges from 45 to 365 calendar days.
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
Our warehouse facilities require our borrowing subsidiaries to comply with various customary operating and financial covenants, including, without limitation, the following tests:
•minimum tangible or adjusted tangible net worth;
•maximum leverage ratio of total liabilities (which may include off-balance sheet liabilities) or indebtedness to tangible or adjusted tangible net worth;
•minimum liquidity or minimum liquid assets; and
•minimum profitability.
In the event we fail to comply with the covenants contained in any of our warehouse lines of credit, or otherwise were to default under the terms of such agreements, we may be restricted from paying dividends, reducing or retiring our equity interests, making investments, or incurring more debt.
Other Secured Lines of Credit
As of December 31, 2023, we collectively had $0.5 billion in additional secured facilities with $0.5 billion aggregate principal amount drawn through credit agreements or master repurchase agreements with six funding facility arrangements and five active lenders. These facilities are secured by, among other things, eligible asset-backed securities, MSR, and HECM tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under our facilities, we generally transfer the assets at a haircut, which serves as the primary credit enhancement for the lender. Four of these facilities are guaranteed by FAH, a consolidated subsidiary of the Company.
The following table presents additional information about our other financing lines of credit as of December 31, 2023 (in thousands):

Other Financing Lines of Credit	Maturity Date	Total Capacity	Outstanding Balance
Committed	July 2024 - October 2027	$486,575	$469,806
Uncommitted	October 2024	30,000	23,620
Total other secured lines of credit		$516,575	$493,426
We pay certain up-front and ongoing fees based on our utilization with respect to many of these facilities. We pay commitment fees based upon the limit of the facility and unused fees are paid if utilization falls below a certain amount.
Interest is payable either at the time the loan or securities are settled off the line or monthly in arrears, and principal is payable upon receipt of asset sale or securitization proceeds, principal distributions on the underlying pledged securities or transfer of assets to another line of credit, and upon the maturity of the facility.
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with or has received waivers for all financial covenants as of December 31, 2023.

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
Remittances received on the reverse loans, if any, and proceeds received from the sale of real estate owned, and our funds used to repurchase reverse loans are used to reduce the HMBS related obligations by making payments to the securitization pools, which then remit the payments to the beneficial interest holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned properties and events of default as stipulated in the reverse loan agreements with borrowers. As an HMBS issuer, FAR assumes certain obligations related to each security it issues. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once they reach certain limits set at loan origination for the maximum UPB allowed. Performing repurchased loans are generally conveyed to HUD, and nonperforming repurchased loans are generally liquidated in accordance with program requirements.
As of December 31, 2023, we had HMBS-related borrowings of $17.4 billion and HECM pledged as collateral to the pools of $17.5 billion, both carried at fair value.
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
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include reverse mortgage loans that were previously repurchased out of a HMBS pool, which are referred to as HECM buyouts, commercial mortgage loans, and non-agency reverse mortgages. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the Consolidated Statements of Financial Condition as loans held for investment, subject to nonrecourse debt, at fair value, and nonrecourse debt, at fair value. As of December 31, 2023, we had nonrecourse debt-related borrowings of $7.9 billion.
Notes Payable
Senior unsecured notes
On November 5, 2020, Finance of America Funding LLC (“FOAF”), a consolidated subsidiary of the Company, issued $350 million aggregate principal amount of senior unsecured notes due November 15, 2025 (the “Notes”). The Notes bear interest at a rate of 7.875% per year, payable semi-annually in arrears on May 15 and November 15 beginning on May 15, 2021. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by FoA and each of FoA’s material existing and future consolidated domestic subsidiaries, excluding FOAF and subsidiaries.
In accordance with the agreement, FOAF may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium as of the redemption date under the terms of the indenture and accrued and unpaid interest. The redemption price during the twelve-month period following November 15, 2023 and at any time after November 15, 2024 is 101.969% and 100%, respectively, of the principal amount plus accrued and unpaid interest thereon. Upon the occurrence of a change of control, the holders of the Notes will have the right to require FOAF to make an offer to repurchase each holder’s Notes at a price equal to

101% of their principal amount, plus accrued and unpaid interest. FOAF has not redeemed any of the Notes since they were issued in November 2020.
The Notes contain covenants limiting, among other things, FOAF and its restricted subsidiaries’ ability to incur certain types of additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of FOAF’s assets. These incurrence-based covenants are subject to exceptions and qualifications. Many of these covenants will cease to apply during any time that the Notes have investment grade ratings and no default with respect to the Notes has occurred and is continuing. The Company was in compliance with all required covenants related to the Notes as of December 31, 2023.
FoA’s existing owners or their affiliated entities, including Blackstone and Brian L. Libman, FoA’s founder and chairman, purchased notes in the offering in an aggregate principal amount of $135.0 million.
Related-party notes
The Company had two Revolving Working Capital Promissory Note Agreements (the “Working Capital Promissory Notes”) outstanding with BTO Urban Holdings and Libman Family Holdings, LLC, a Delaware limited liability company which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 10.0% per annum, which will increase to 15.0% per annum on May 15, 2024, and mature in November 2024. The Working Capital Promissory Notes were amended subsequent to the balance sheet date increasing the borrowing capacity and extending the maturity dates through May 25, 2025. Refer to Note 34 - Subsequent Events in the Notes to Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments
The following table provides a summary of obligations and commitments outstanding as of December 31, 2023 (in thousands):

	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Warehouse lines of credit	$435,053	$381,177	$53,876	$—	$—
MSR line of credit	69,231	—	—	69,231	—
Other secured lines of credit	424,195	47,620	—	—	376,575
Nonrecourse debt	8,455,796	1,791,249	4,419,405	497,245	1,747,897
Notes payable(1)	410,911	59,130	351,781	—	—
Operating leases	41,652	5,929	9,714	7,869	18,140
Total	$9,836,838	$2,285,105	$4,834,776	$574,345	$2,142,612
(1) The $59.1 million of Working Capital Promissory Notes were amended subsequent to the balance sheet date increasing the borrowing capacity and extending the maturity dates through May 25, 2025. Refer to Note 34 - Subsequent Events in the Notes to Consolidated Financial Statements for additional information.
In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans in the Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS related obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned properties. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $16.9 billion as of December 31, 2023.
The Company’s TRA obligation will require payments to be made that may be significant and are not reflected in the contractual obligations tables set forth above.

CRITICAL ACCOUNTING ESTIMATES
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, we have identified several policies that, due to the judgment, estimates, and assumptions inherent in those policies, are critical to an understanding of the consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 6 - Fair Value in the Notes to Consolidated Financial Statements. We believe that the judgment, estimates, and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the consolidated financial statements to these critical accounting policies, the use of other judgments, estimates, and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of loans held for investment, subject to HMBS related obligations, at fair value, (ii) the valuation of loans held for investment, subject to nonrecourse debt, at fair value, (iii) the valuation of loans held for investment, at fair value, (iv) the valuation of HMBS related obligations, at fair value, and (v) the valuation of nonrecourse debt, at fair value. For the impact of changes in estimates on these fair value measurements, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Fair Value Measurements
Reverse Mortgage Loans Held for Investment, at Fair Value
We have elected to account for all outstanding reverse mortgage loans held for investment at fair value. Outstanding reverse mortgage loans held for investment, at fair value, include originated or purchased reverse mortgage loans that are expected to be sold or securitized in the secondary market, reverse mortgage loans that were previously securitized into either an HMBS or private securitization, or repurchased reverse loans out of Ginnie Mae securitization pools.
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
Non-agency reverse mortgage loans, which can complement the FHA HECM for higher value homes, are designated for homeowners aged 55 or older, depending on the loan product and state that the homeowner resides. The maximum non-agency loan amount is $4 million. Non-agency reverse mortgage loans are not insured by the FHA and will not be placed into a Ginnie Mae HMBS; however, the Company may transfer or pledge these assets as collateral for securitized nonrecourse debt obligations.
Reverse mortgage loans held for investment, at fair value, also include claims receivable that have been submitted to HUD awaiting reimbursement. These amounts are recorded net of amounts the Company does not expect to recover through outstanding claims.
The Company, as an issuer of HMBS, is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (referred to as HECM buyouts). Performing repurchased loans are generally conveyed to HUD and payment is received from HUD typically within 45 days of repurchase. Nonperforming repurchased loans are generally liquidated through foreclosure, subsequent sale of the real estate owned, and claim submissions to HUD.
We recognize reverse mortgage loans held for investment at fair value with all changes in fair value recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. We estimate the fair value of these loans using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions and prepayment assumptions used in the model are based on various factors. Refer to Note 6 - Fair Value in the Notes to Consolidated Financial Statements for further discussion of the key assumptions and valuation techniques.
Commercial Mortgage Loans Held for Investment, at Fair Value
We have elected to account for all outstanding commercial mortgage loans held for investment at fair value. Outstanding commercial mortgage loans held for investment, at fair value, primarily include commercial mortgage loans that were previously securitized into trusts. Commercial mortgage loans held for investment also consist of short-term commercial loans.
We recognize commercial loans held for investment at fair value with all changes in fair value recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. We estimate the fair value of these loans using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions and prepayment assumptions used in the model are based on various factors. Refer to Note 6 - Fair Value in the Notes to Consolidated Financial Statements for further discussion of the key assumptions and valuation techniques.
HMBS Related Obligations, at Fair Value
We have elected to account for all outstanding HMBS related obligations at fair value. This liability includes the Company’s obligation to repay the secured borrowing from the FHA-insured HECM cash flows and the obligations as issuer and servicer of the HECM loans and HMBS. Monthly cash flows generated from the HECM loans are used to service the outstanding HMBS.
As an issuer of HMBS, the Company is obligated to service the HECM loan and associated HMBS, which includes funding the repurchase of the HECM loans or pass through of cash due to the holder of the beneficial interests in the Ginnie Mae HMBS upon maturity events and certain funding obligations related to monthly guarantee fees, mortgage insurance proceeds, and partial month interest.
We recognize HMBS related obligations at fair value with all changes in fair value recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. We estimate the fair value of these obligations using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions and prepayment assumptions used in the model are based on various factors. Refer to Note 6 - Fair Value in the Notes to Consolidated Financial Statements for further discussion of the key assumptions and valuation techniques.
Nonrecourse Debt, at Fair Value
We have elected to account for all outstanding nonrecourse debt at fair value. We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These securitizations include non-agency reverse mortgages, HECM buyouts, and commercial mortgage loans. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The principal and interest on the outstanding debt is paid using the cash flows from the underlying securitized loans, which serve as collateral for the debt.
We recognize our outstanding nonrecourse debt at fair value with all changes in fair value recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. We estimate the fair value of this debt using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions and prepayment assumptions used in the model are based on various factors. Refer to Note 6 - Fair Value in the Notes to Consolidated Financial Statements for further discussion of the key assumptions and valuation techniques.
We use various internal financial models that use market participant data to value these loans. These models are complex and use asset specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of loans are complex because of the high number of variables that drive cash flows associated with the loans. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. On a quarterly basis, we obtain external market valuations from independent third-party valuation experts in order to validate the reasonableness of our internal valuation.
New Accounting Pronouncements
Refer to Note 2 - Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects in the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our principal market risk is interest rate risk, primarily to changes in long-term Treasury rates and mortgage interest rates due to their impact on mortgage-related assets. Changes in short-term interest rates will also have an impact on our financing lines of credit.
Interest Rate Risk
Changes in interest rates will, in general, impact our operating segments as follows:
Retirement Solutions
•an increase in prevailing interest rates could adversely affect our loan origination volume as new loans or refinancing an existing loan will be less attractive to borrowers.
Portfolio Management
•an increase in interest rates could generate an increase in delinquency, default, and foreclosure rates resulting in an increase in both servicing costs and interest expense on our outstanding debt.
•an increase in interest rates will lead to a higher cost of funds on our financing lines of credit.
•an increase in interest rates and market spreads may cause a reduction in the fair value of our long-term assets.
•a decrease in interest rates may increase prepayment speeds of our long-term assets which could lead to a reduction in the fair value of our long-term assets.
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
We estimate the fair value of the outstanding mortgage loans and related liabilities using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions and prepayment assumptions used in the model are based on various factors. Refer to Note 6 - Fair Value in the Notes to Consolidated Financial Statements for further discussion of the key assumptions and valuation techniques.
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

The following table summarizes the estimated change in the fair value of our significant assets and liabilities sensitive to interest rates as of December 31, 2023 (in thousands).

	December 31, 2023
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Loans held for investment, subject to HMBS related obligations	$25,001	$(24,967)
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	109,154	(107,614)
Commercial mortgage loans	218	(217)
Loans held for investment:
Reverse mortgage loans	5,976	(5,612)
Total assets	$140,349	$(138,410)

Increase (decrease) in liabilities
HMBS related obligations	$21,624	$(21,559)
Nonrecourse debt	62,421	(63,514)
Total liabilities	$84,045	$(85,073)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Finance of America Companies Inc.
Plano, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Finance of America Companies Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2024, expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value of Certain Reverse Mortgage Loans and Related Obligations
As described in Note 6 to the Company’s consolidated financial statements, the Company’s balance of reverse mortgage loans classified as Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value, was $8.1 billion, and the Company’s balance of Nonrecourse Debt, at Fair Value was $7.9 billion as of December 31, 2023. The Company has elected to account for these assets and liabilities at fair value and determines the fair value by estimating the fair value of future cash flows associated with the assets and liabilities.

The fair value of the reverse mortgage loans and the related obligations are classified as Level 3 in the valuation hierarchy, and a significant unobservable assumption used in the valuation of the reverse mortgage loans and related obligations is the yield spread component of the discount rates.
We have identified the yield spread component of the discount rates used in the valuation of the non-agency reverse mortgage loans and related obligations as a critical audit matter because of (i) the significant judgments made by management in determining the yield spread component of the discount rates and (ii) the high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of the yield spread component of the discount rates, including specialized skill and knowledge needed.
The primary procedures we perform to address this critical audit matter included:
•Testing the design and operating effectiveness of controls relating to the determination and evaluation of the discount rates (and yield spread component of the discount rates) used in the valuation of the reverse mortgage loans and related obligations.
•Utilizing personnel with specialized skill and knowledge in valuation to assist in assessing the reasonableness of the methodology utilized by management to determine the discount rate, including the basis for the yield spread component.
•Assessing the reasonableness of the yield spreads by (i) by evaluating the relevancy and reliability of the sources of the yield spread information, (ii) agreeing the yield spread information to supporting documentation, (iii) testing the completeness and accuracy of the transactional details, and (iv) validating the arithmetic accuracy of the calculation of the yield spreads utilized in the determination of the discount rate.
•Assessing the reasonableness of the yield spreads by (i) comparing the yield spreads utilized to yield spreads implied by observed transactions, (ii) comparing the yield spreads utilized to third-party yield spread information, and (iii) by comparing changes in yield spreads over time to changes in relevant benchmark spreads.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Philadelphia, Pennsylvania
March 15, 2024

Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Financial Condition (In thousands, except share data)

	December 31, 2023	December 31, 2022

ASSETS
Cash and cash equivalents	$46,482	$61,149
Restricted cash	178,319	179,764
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related obligations, at fair value	17,548,763	11,114,100
Loans held for investment, subject to nonrecourse debt, at fair value	8,272,393	7,454,638
Loans held for investment, at fair value	575,228	907,998
Loans held for sale, at fair value	4,246	173,984
Intangible assets, net	253,531	297,119
Other assets, net	221,907	370,543
Assets of discontinued operations	6,721	313,360
TOTAL ASSETS	$27,107,590	$20,872,655

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$17,353,720	$10,996,755
Nonrecourse debt, at fair value	7,904,200	7,343,177
Other financing lines of credit	928,479	1,327,634
Notes payable, net (includes amounts due to related parties of $59,130 and $46,790, respectively)	410,911	399,402
Payables and other liabilities	219,569	173,732
Liabilities of discontinued operations	18,304	227,114
TOTAL LIABILITIES	26,835,183	20,467,814
Commitments and Contingencies (Note 21)
EQUITY (Note 33)
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 100,599,241 and 67,681,856 shares issued, respectively, and 96,340,741 and 63,423,356 shares outstanding, respectively	10	6
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized; 15 and 14 shares issued and outstanding, respectively	—	—
Additional paid-in capital	946,929	888,488
Accumulated deficit	(714,383)	(634,295)
Accumulated other comprehensive loss	(249)	(273)
Noncontrolling interest	40,100	150,915
TOTAL EQUITY	272,407	404,841
TOTAL LIABILITIES AND EQUITY	$27,107,590	$20,872,655
See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Financial Condition (In thousands)
The following table presents the assets and liabilities of the Company’s consolidated variable interest entities (“VIEs”), which are included in the Consolidated Statements of Financial Condition above, and excludes retained bonds and beneficial interests that eliminate in consolidation.

	December 31, 2023	December 31, 2022
ASSETS
Restricted cash	$168,010	$173,714
Loans held for investment, subject to nonrecourse debt, at fair value	7,881,566	7,340,528
Other assets, net	68,178	75,977
TOTAL ASSETS	$8,117,754	$7,590,219

LIABILITIES
Nonrecourse debt, at fair value	$7,531,412	$7,175,857
Payables and other liabilities	546	757
TOTAL LIABILITIES	$7,531,958	$7,176,614

NET CARRYING VALUE OF ASSETS SUBJECT TO NONRECOURSE DEBT	$585,796	$413,605

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Operations (In thousands, except share data)

	For the year ended December 31, 2023	For the year ended December 31, 2022
REVENUES
Net fair value gains on loans and related obligations	$322,329	$89,489
Fee income	43,450	81,815
Loss on sale and other income from loans held for sale, net	(24,994)	(5,931)
Net interest expense:
Interest income	12,193	6,038
Interest expense	(118,728)	(118,649)
Net interest expense	(106,535)	(112,611)
TOTAL REVENUES	234,250	52,762

EXPENSES
Salaries, benefits, and related expenses	178,319	206,943
Loan production and portfolio related expenses	26,490	52,079
Loan servicing expenses	30,729	33,063
Marketing and advertising expenses	31,896	13,031
Depreciation and amortization	42,369	42,028
General and administrative expenses	82,204	71,082
TOTAL EXPENSES	392,007	418,226
IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS	(9,296)	(9,528)
OTHER, NET	211	31,992
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(166,842)	(343,000)
Benefit for income taxes from continuing operations	(593)	(17,132)
NET LOSS FROM CONTINUING OPERATIONS	(166,249)	(325,868)
NET LOSS FROM DISCONTINUED OPERATIONS	(51,909)	(389,660)
NET LOSS	(218,158)	(715,528)
Net loss from continuing operations attributable to noncontrolling interest	(104,962)	(261,450)
Net loss from discontinued operations attributable to noncontrolling interest	(33,108)	(263,396)
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(61,287)	(64,418)
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(18,801)	(126,264)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(80,088)	$(190,682)

EARNINGS PER SHARE (Note 32)
Basic weighted average shares outstanding	81,977,533	62,298,532
Basic net loss per share from continuing operations	$(0.75)	$(1.03)
Basic net loss per share	$(0.98)	$(3.06)
Diluted weighted average shares outstanding	81,977,533	188,236,513
Diluted net loss per share from continuing operations	$(0.75)	$(1.58)
Diluted net loss per share	$(0.98)	$(3.12)
See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Comprehensive Loss (In thousands)

	For the year ended December 31, 2023	For the year ended December 31, 2022
NET LOSS	$(218,158)	$(715,528)
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	24	(163)
TOTAL COMPREHENSIVE LOSS	(218,134)	(715,691)
Less: Comprehensive loss attributable to noncontrolling interest	(138,055)	(524,955)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(80,079)	$(190,736)

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Equity (In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2021	60,755,069	$6	15	$—	$831,620	$(443,613)	$(110)	128,693,867	$695,107	$1,083,010
Net loss	—	—	—	—	—	(190,682)	—	—	(524,846)	(715,528)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	42	42
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(248)	(248)
Equity-based compensation, net	—	—	—	—	48,342	—	—	—	—	48,342
Conversion of LLC Units for Class A Common Stock (Note 33 - Equity)	491,509	—	—	—	1,147	—	—	(491,509)	(1,230)	(83)
Settlement of long-term incentive plan (“LTIP”) restricted stock units (“RSUs”), net (Note 33 - Equity)	3,749,057	—	—	—	13,086	—	—	(3,749,057)	(17,910)	(4,824)
Settlement of other RSUs (Note 22 - Equity-Based Compensation)	473,783	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 33 - Equity)	(2,046,062)	—	—	—	(5,707)	—	—	—	—	(5,707)
Class B share retirement	—	—	(1)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(163)	—	—	(163)
Balance at December 31, 2022	63,423,356	$6	14	$—	$888,488	$(634,295)	$(273)	124,453,301	$150,915	$404,841
See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Equity (In thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2022	63,423,356	$6	14	$—	$888,488	$(634,295)	$(273)	124,453,301	$150,915	$404,841
Net loss	—	—	—	—	—	(80,088)	—	—	(138,070)	(218,158)
Equity-based compensation, net	—	—	—	—	24,667	—	—	—	—	24,667
Conversion of LLC Units for Class A Common Stock (Note 33 - Equity)	8,359,112	1	—	—	2,075	—	—	(8,359,112)	(2,076)	—
Settlement of LTIP RSUs, net (Note 33 - Equity)	2,816,363	1	—	—	3,927	—	—	(2,816,363)	(3,841)	87
Settlement of other RSUs (Note 22 - Equity-Based Compensation)	1,695,164	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 33 - Equity)	(1,692,386)	—	—	—	(2,226)	—	—	—	—	(2,226)
Issuance of shares (Note 30 - Related-Party Transactions)	21,739,132	2	—	—	29,998	—	—	—	—	30,000
Issuance of units (Note 3 - Acquisitions and Note 33 - Equity)	—	—	1	—	—	—	—	19,692,990	33,172	33,172
Foreign currency translation adjustment	—	—	—	—	—	—	24	—	—	24
Balance at December 31, 2023	96,340,741	$10	15	$—	$946,929	$(714,383)	$(249)	132,970,816	$40,100	$272,407
See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Cash Flows (In thousands)

	For the year ended December 31, 2023	For the year ended December 31, 2022
Operating Activities(1)
Net loss	$(218,158)	$(715,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) on sale and other income from loans held for sale, net	27,216	(211,018)
Unrealized fair value changes on loans, related obligations, and derivatives	(307,152)	(60,260)
Change in fair value of mortgage servicing rights (“MSR”)	3,067	(23,026)
Depreciation and amortization	47,545	64,991
Change in fair value of nonrecourse MSR financing liability	(748)	8,162
Impairment of intangibles and other assets	13,751	192,509
Deferred income taxes	678	(16,768)
Change in fair value of deferred purchase price liabilities	552	(11,207)
Loss on investments	16,845	6,925
Equity-based compensation	24,667	47,857
Non-cash lease expense	(3,028)	6,537
Provision for claims	2,186	3,351
Originations/purchases of loans held for sale	(211,485)	(14,313,496)
Proceeds from sale of loans held for sale	530,529	16,174,272
Change in fair value of warrant liability	33	(4,380)
Changes in operating assets and liabilities:
Other assets, net	33,759	421,323
Payables and accrued expenses	(31,825)	(162,425)
Net cash provided by (used in) operating activities	(71,568)	1,407,819

Investing Activities(1)
Purchases and originations of loans held for investment	(3,053,899)	(6,165,003)
Proceeds/payments received on loans held for investment	1,927,773	2,178,473
Purchases and originations of loans held for investment, subject to nonrecourse debt	(76,031)	(117,009)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	1,349,682	1,846,937
Proceeds on sale of MSR	85,628	473,794
Acquisition of American Advisors Group net assets	(140,854)	—
Proceeds from sale of businesses (net of cash transferred)	71,166	—
Issuance of notes receivable	—	(20,000)
Other investing activities, net	(5,328)	(16,267)
Net cash provided by (used in) investing activities	158,137	(1,819,075)

Financing Activities(1)
Proceeds from issuance of HMBS related obligations	2,140,795	2,863,667
Payments on HMBS related obligations	(1,924,130)	(2,325,269)
Proceeds from issuance of nonrecourse debt	1,728,914	3,418,437
Payments on nonrecourse debt	(1,597,531)	(1,879,198)
Proceeds from other financing lines of credit	4,592,432	21,473,732
Payments on other financing lines of credit	(5,119,322)	(23,365,804)
Changes in notes payable	12,340	46,790
Issuance of Class A Common Stock	30,000	—

Finance of America Companies Inc. Consolidated Statements of Cash Flows (In thousands)

	For the year ended December 31, 2023	For the year ended December 31, 2022
Other financing activities, net	(2,726)	(7,141)
Net cash provided by (used in) financing activities	(139,228)	225,214
Effect of exchange rate changes on cash and cash equivalents	24	(163)
Net decrease in cash and cash equivalents and restricted cash	(52,635)	(186,205)
Cash and cash equivalents and restricted cash, beginning of period(1)	277,436	463,641
Cash and cash equivalents and restricted cash, end of period(1)	$224,801	$277,436

Supplementary Cash Flows Information
Cash paid for interest	$308,381	$269,259
Cash paid for income taxes, net	—	46
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	4,732	11,562
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4 - Discontinued Operations for additional information regarding cash flow associated with the results of discontinued operations.

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Finance of America Companies Inc. Notes to Consolidated Financial Statements
1. Organization and Description of Business
Finance of America Companies Inc. (“FoA,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware on October 9, 2020. FoA is a financial services holding company which, through its operating subsidiaries, is a modern retirement solutions platform that provides customers with access to an innovative range of retirement offerings centered on the home. In addition, FoA offers capital markets and portfolio management capabilities primarily to optimize the distribution of its originated loans to investors.
FoA has a controlling financial interest in Finance of America Equity Capital LLC (“FoA Equity”). FoA Equity owns all of the outstanding equity interests in Finance of America Funding LLC (“FOAF”). FOAF wholly owns Finance of America Holdings LLC (“FAH”) and Incenter LLC (“Incenter” and collectively, with FoA Equity, FOAF, and FAH, known as “holding company subsidiaries”).
The Company, through its FAH holding company subsidiary, operates a lending company, Finance of America Reverse LLC (“FAR”). Through FAR, the Company originates, purchases, sells, securitizes, and services home equity conversion mortgages, which are insured by the Federal Housing Administration (“FHA”), and non-agency reverse mortgages. The Company, through its Incenter holding company subsidiary, has operating service companies (the “operating service subsidiaries” and together with FAR, the “operating subsidiaries”) which provide capital markets and portfolio management capabilities such as secondary markets advisory services, mortgage trade brokerage, and capital management services.
Organizational Transformation and Realignment of Segments
During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines while enhancing our reverse mortgage loan business, as described in further detail below, in order to transform our business from a vertically integrated, diversified lending and complementary services platform to a modern retirement solutions platform. This transformation included the wind-down of the previously reported Mortgage Originations segment and sale of the previously reported Commercial Originations and Lender Services segments. During 2023, to more closely align with the business strategy, the Company restructured the reporting segments into the following: Retirement Solutions and Portfolio Management. The prior period segment disclosures have been recast to reflect the new structure. Refer to Note 27 - Business Segment Reporting for additional information.
Transactions Relating to Discontinued Business Lines
On October 20, 2022, the Board of Directors (the “Board”) of the Company authorized a plan to discontinue the operations of the Company’s previously reported Mortgage Originations segment, other than its home improvement lending business, which commenced in the fourth quarter of 2022 and was completed on February 28, 2023. Refer to Note 4 - Discontinued Operations for additional information. On August 31, 2023, the Company’s indirect subsidiary, Finance of America Mortgage LLC (“FAM”), entered into an agreement to sell certain operational assets of the home improvement lending business. This transaction closed on September 15, 2023. In connection with such transaction, the Company began the process of winding down the operations of the home improvement lending business, which is expected to be substantially complete by the end of March 2024. The wind-down of the home improvement lending business is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations.
On February 1, 2023, Incenter entered into an agreement to sell one hundred percent of (i) the issued and outstanding shares of capital stock of Agents National Title Holding Company (“ANTIC”), a direct subsidiary of Incenter and an indirect subsidiary of the Company, and (ii) the issued and outstanding membership interests of Boston National Holdings LLC (“BNT”), a direct subsidiary of Incenter and an indirect subsidiary of the Company. The closing of the ANTIC and BNT sale was completed on July 3, 2023. The Company has historically included the operations of ANTIC and BNT in its previously reported Lender Services segment. On March 30, 2023, the FoA Equity Board authorized a plan to sell assets making up the remainder of the Company’s previously reported Lender Services segment, with the exception of its Incenter Solutions LLC operating service subsidiary. The Company completed the sale of such assets on June 30, 2023. Refer to Note 4 - Discontinued Operations for additional information. During the quarter ended September 30, 2023, the Company ceased the operations of the Company’s Incenter Solutions LLC operating service subsidiary. The wind-down of Incenter Solutions LLC was substantially complete as of December 31, 2023. The operations of Incenter Solutions LLC are reported within Corporate and Other in Note 27 - Business Segment Reporting.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
On February 19, 2023, FAH entered into an agreement to sell certain commercial originations operational assets of FAM, operating under the brand Finance of America Commercial (“FACo”). This transaction closed on March 14, 2023. The Company has historically included the commercial originations operations of FACo in its previously reported Commercial Originations segment. In connection with the transaction, the Company discontinued the operations of and wound-down its Commercial Originations segment. Refer to Note 4 - Discontinued Operations for additional information.
American Advisors Group Transaction
On March 31, 2023, FAR acquired a majority of the assets and certain of the liabilities of American Advisors Group, now known as Bloom Retirement Holdings Inc. (“AAG/Bloom” or “Seller”), including, among other things, certain residential reverse mortgage loans and the right to service certain HECM (such acquisition, the “AAG Transaction”). These assets and liabilities were acquired pursuant to an Asset Purchase Agreement, a Servicing Rights Purchase and Sale Agreement, and a Loan Sale Agreement entered into on December 6, 2022 with AAG/Bloom. The assets, liabilities, and operations acquired by the Company as a result of the AAG Transaction are included in the Company’s Retirement Solutions segment reporting. Refer to Note 3 - Acquisitions for additional information.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements comprise the financial statements of FoA and its controlled subsidiaries. The consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the consolidated financial statements in accordance with U.S. GAAP.
The significant accounting policies, together with the other Notes to Consolidated Financial Statements, are an integral part of the consolidated financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates regarding loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, loans held for investment, HMBS related obligations, and nonrecourse debt are particularly subject to change. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices, or discrete events affecting specific borrowers, and such differences could be material.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its controlled subsidiaries and certain variable interest entities where the Company is the primary beneficiary. The Company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) when it has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) exposure to benefits and/or losses that could potentially be significant to the entity. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that the Company became the primary beneficiary through the date that the Company ceases to be the primary beneficiary.
Asset Acquisitions and Business Combinations
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), as of the acquisition date, the Company evaluates acquisitions to determine whether the Company has acquired a business or a group of assets. The evaluation includes a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. The results of this evaluation impacts whether the Company accounts for an acquisition under business combination or asset acquisition guidance.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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
Under ASC 805, there is an option to apply push-down accounting, which establishes a new basis for the assets and liabilities of the acquired company based on a “push-down” of the acquirer’s stepped-up basis. The push-down accounting election is made in the reporting period in which the change in control event occurs. Refer to Note 3 - Acquisitions for additional information.
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
In accordance with ASC 205, Presentation of Financial Statements (“ASC 205”), we classify operations as discontinued when they meet all the criteria to be classified as held for sale and when the sale represents a strategic shift that will have a major impact on our financial condition and results of operations. The Company considers a component of the entity that is being exited to be discontinued operations when all operations, including wind-down operations, cease. Refer to Note 4 - Discontinued Operations for additional information.
VIEs
The Company has been the transferor in connection with securitizations or asset-backed financing arrangements with special purpose entities, in which the Company has continuing involvement with the underlying transferred financial assets. The Company’s continuing involvement includes acting as servicer for the mortgage loans transferred and retaining beneficial interests in the special purpose entity (“SPE”) to which the assets were transferred.
The Company evaluates its interests in each SPE for classification as a VIE in accordance with ASC 810, Consolidation. When an SPE meets the definition of a VIE and the Company determines that it is the VIE’s primary beneficiary, the Company includes the SPE in its consolidated financial statements.
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
The Company elected the fair value option provided for by ASC 825, Financial Instruments (“ASC 825”). This option was applied for the nonrecourse debt issued by the consolidated VIE.
Refer to Note 5 - Variable Interest Entities and Securitizations for additional information.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are with high quality financial, governmental, or corporate institutions and potentially subject the Company to concentrations of credit risk.

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$46,482	$61,149
Restricted cash	178,319	179,764
Cash, cash equivalents, and restricted cash of discontinued operations	—	36,523
Total cash, cash equivalents, and restricted cash in Consolidated Statements of Cash Flows	$224,801	$277,436
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
Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
The Company elected the fair value option provided for by ASC 825. A home equity conversion mortgage (“HECM”) is a reverse mortgage loan available to homeowners aged 62 or older that allows conversion of a portion of the home’s equity into cash. The HECM loan terms do not have a defined maturity date or a scheduled repayment of principal and interest. Variable interest rates are tied to an index plus a margin that typically ranges up to three percentage points. Interest compounds over the life of the loan and is not paid by the borrower until the loan is repaid. HECM loans include a monthly mortgage insurance premium (“MIP”) that is payable to FHA. The MIP amount is typically calculated as 1.25% of the mortgage balance for loans originated prior to October 2, 2017 and 0.5% for loans originated after October 2, 2017 and accretes to the borrower’s loan balance over the life of the loan. As the issuer, the Company is responsible for remitting the MIP to FHA.
A maturity event will cause the loan to become due and payable. Maturity events include: borrower has passed away and the property is not the principal residence of at least one surviving borrower; borrower has sold or conveyed title of the property to a third-party; the property is no longer the principal residence of at least one borrower for reasons other than death; the borrower does not maintain the property as principal residence for a period exceeding 12 months; the borrower fails to pay property taxes and/or insurance and all attempts to rectify the situation have been exhausted; and the property is in disrepair and the borrower has refused or is unable to repair the property.
Once a loan has become due and payable, unsecuritized borrower advances cannot be placed into a Government National Mortgage Association (“Ginnie Mae”) HMBS. Generally, the Company recovers such advances (referred to as unpoolable tails) from borrowers, from proceeds of liquidation of collateral or ultimate disposition of the loan, including conveyance of claims to FHA.
If the loan is not paid within six months of the maturity event, the Company may proceed with foreclosure on the property. A loan may be satisfied by borrower repayment, sales or appraisal-based claim submissions to the U.S. Department of Housing and Urban Development (“HUD”), and/or foreclosure sale proceeds. If the Company sells the property within six months, it may file a sales-based claim with HUD to recover any shortfall between the sales price of the property and the outstanding loan balance. If the property is not sold within six months, the Company may file an appraisal-based claim with HUD to recover any shortfall between the appraised value and the outstanding loan balance. Once the appraisal based claim is paid by HUD, any subsequent expenses or loss in the property’s value exposes the Company to additional losses that may not be eligible to be recouped through the filing of an additional HUD claim.
The Company has determined that HECM loans transferred under the current Ginnie Mae HMBS securitization program do not meet the requirements for sale accounting and are not derecognized upon date of transfer. The Ginnie Mae HMBS securitization program includes certain terms that do not meet the participating interest

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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
Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. In addition to having to fund repurchase of these loans out of Ginnie Mae HMBS, the Company also typically earns a lower interest rate and incurs certain non-reimbursable costs during the process of liquidating nonperforming loans. Loans purchased out of Ginnie Mae HMBS are recorded in loans held for investment or loans held for investment, subject to nonrecourse debt, in the Consolidated Statements of Financial Condition at their fair value reflective of proceeds of liquidation of collateral or ultimate disposition of the loan.
Loans held for investment, subject to HMBS related obligations, also include claims receivable that have been submitted to HUD awaiting reimbursement. These amounts are recorded net of amounts the Company does not expect to recover through outstanding claims.
The yield recognized on loans held for investment, subject to HMBS related obligations, and changes in estimated fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield recognized includes the recognition of interest income based on the stated interest rates of the loans that is expected to be collected through conveyance of loans to FHA, repayment by borrower, or through disposition of real estate upon foreclosure.
Refer to Note 6 - Fair Value for further discussion of valuation of loans held for investment, subject to HMBS related obligations.
Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Loans held for investment, subject to nonrecourse debt, at fair value, are loans that were securitized and serve as collateral for the issued nonrecourse debt, including HECM buyouts, commercial mortgage loans, and non-agency reverse mortgages that were securitized into trusts that meet the definition of a VIE and were consolidated or did not qualify for true sale accounting. The Company has determined that it has both the power to direct the activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company has elected the fair value option for all loans held for investment, subject to nonrecourse debt. The difference between the cost basis of newly originated or acquired loans, and their estimated fair value is recognized in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. Refer to Note 6 - Fair Value for further discussion of valuation of loans held for investment, subject to nonrecourse debt.
The yield recognized on loans held for investment, subject to nonrecourse debt, at fair value and changes in estimated fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield recognized includes the contractual interest income that is expected to be collected based on the stated interest rates of the loans.
Loans Held for Investment, at Fair Value
Loans held for investment, at fair value, consists of certain reverse mortgage and commercial mortgage loans that the Company intends to hold to maturity. The Company has elected the fair value option for all loans held for investment. The difference between the cost basis of newly originated or acquired loans and their estimated fair value is recognized in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. Refer to Note 6 - Fair Value for further discussion of valuation of loans held for investment.
The yield recognized on loans held for investment and changes in estimated fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield recognized includes the contractual interest income that is expected to be collected based on the stated interest rates of the loans.
Reverse Mortgage Loans
Reverse mortgage loans held for investment consists of originated or purchased HECM and non-agency reverse mortgage loans not yet securitized, unsecuritized tails, and certain HECM purchased out of Ginnie Mae HMBS, which the Company intends to hold to maturity.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
HECM loans and tails that have not yet been securitized into HMBS consist primarily of newly-issued HECM that the Company has either originated or purchased, subsequent borrower draws, and amounts paid by the Company on the borrower’s behalf for MIP that have not yet been transferred to a Ginnie Mae securitization.
Non-agency reverse mortgage loans, which can complement the FHA HECM for higher value homes, are designated for homeowners aged 55 or older, depending on the loan product and state that the homeowner resides. The maximum non-agency loan amount is $4 million. Non-agency reverse mortgage loans are not insured by the FHA and will not be placed into a Ginnie Mae HMBS; however, the Company may transfer or pledge these assets as collateral for securitized nonrecourse debt obligations.
The Company, as an issuer of HMBS, is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (“MCA”) (referred to as HECM buyouts). Performing repurchased loans are generally conveyed to HUD and payment is received from HUD typically within 45 days of repurchase. Nonperforming repurchased loans are generally liquidated through foreclosure, subsequent sale of the real estate owned, and claim submissions to HUD.
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
Loan origination fees represent an up-front fee charged to a borrower for processing the HECM or non-agency reverse mortgage application and are recorded in fee income in the Consolidated Statements of Operations as they are received when a loan is successfully funded. Costs to originate loans are recognized as incurred and recorded in loan production and portfolio related expenses in the Consolidated Statements of Operations.
Certain HECM and non-agency reverse mortgage loans originated or acquired by the Company include broker compensation or correspondent fees. These premiums are remitted to the mortgage broker or correspondent lender who acted as the intermediary for the reverse mortgage. Broker compensation and correspondent fees are recorded on a net basis in net fair value gains on loans and related obligations and therefore are not separately presented in the Consolidated Statements of Operations.
Commercial Mortgage Loans
Commercial mortgage loans held for investment primarily consist of short-term commercial mortgage loans.
Loans Held for Sale, at Fair Value
Loans held for sale, at fair value, represent mortgage loans originated by the Company and held until sold to secondary market investors. The Company primarily originated conventional government sponsored entities (“GSE”), government-insured (FHA), and government guaranteed (Department of Veteran Affairs) residential mortgage loans (collectively “residential mortgage loans held for sale”) and commercial mortgage loans to owners and investors of single and multi-family residential rental properties (“commercial mortgage loans held for sale”).
The Company elected the fair value option provided for by ASC 825. Refer to Note 6 - Fair Value for further discussion of valuation of loans held for sale related to continuing operations. The yield recognized includes the contractual interest income that is expected to be collected based on the stated interest rates of the loans.
The yield on residential mortgage loans held for sale is recorded in interest income and gains and losses, including changes in fair value, are recorded in loss on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations. The yield on commercial mortgage loans held for sale and changes in fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The gains and losses on sale of commercial mortgage loans held for sale are recorded in loss on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations.
In connection with the Company’s election to measure originated loans held for sale at fair value, any fees recognized in relation to originated loans are recognized as they are received and are included in fee income in the

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Consolidated Statements of Operations. Direct loan origination costs and fees are expensed when incurred and are included in loan production and portfolio related expenses in the Consolidated Statements of Operations.
Intangible Assets, Net
Intangible assets, net, primarily consist of trade names and broker/customer relationships acquired through various acquisitions and business combinations and recorded at their estimated fair value on the date of acquisition. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense of definite-lived intangibles is included in depreciation and amortization in the Consolidated Statements of Operations. Intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company performs its annual impairment testing as of October 1 and monitors for interim triggering events on an ongoing basis as events occur or circumstances change. The Company estimates the fair value of the indefinite life intangibles for all reporting units utilizing a relief from royalty approach and the significant assumptions used to measure fair value include discount rate, terminal factors, and royalty rate. These valuations result in a Level 3 nonrecurring fair value measurement. Impairment related to intangible assets is recorded in impairment of intangibles and other assets in the Consolidated Statements of Operations. Refer to Note 12 - Intangible Assets, Net, for additional information related to continuing operations.
Other Assets, Net
Other assets, net, primarily consists of government guaranteed receivables, retained bonds, at fair value, receivables, net of allowance, right-of-use (“ROU”) assets, prepaid expenses, loans subject to repurchase from Ginnie Mae, fixed assets and leasehold improvements, net, MSR, at fair value, derivative assets, and other. Refer to Note 13 - Other Assets, Net, for additional information related to continuing operations.
Government Guaranteed Receivables
The Company accounts for foreclosed mortgage loans guaranteed by the government as a separate receivable. These are carried at amounts the Company expects to receive from the liquidation of the underlying property and any expected claim proceeds from HUD for shortfall on liquidation proceeds.
Outstanding HUD claims associated with HECM loans that are collateral for issued and outstanding HMBS may be retained inside the HMBS while the associated HECM loan remains insured by HUD or a HUD claim is outstanding and the HECM loan has not yet reached 98% of the loan’s MCA. Subsequent to reaching 98% of the MCA, the Company must purchase the loan out of the HMBS.
Retained Bonds, at Fair Value
We have a residual interest that we retain in certain securitizations related to our unconsolidated VIEs. The retained bonds are measured at fair value, with changes in fair value recognized through net fair value gains on loans and related obligations in our Consolidated Statements of Operations.
Receivables, Net of Allowance
Receivables, net of allowance, are represented by amounts due from investors and other parties and are stated at the amounts management expects to collect. If the Company expects to collect less than 100% of the recorded receivable balances, an allowance for doubtful accounts is recorded based on the current expected credit loss methodology which includes a combination of historical experience, aging analysis, information on specific balances, and reasonable and supportable forecasts.
Loans Subject to Repurchase from Ginnie Mae
For certain loans that the Company has pooled and securitized with Ginnie Mae, the Company as the issuer has the right to repurchase, with Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the right to repurchase a delinquent loan, the Company has effectively regained control over the loan and, under U.S. GAAP, must re-recognize the loan in the Consolidated Statements of Financial Condition and establish a corresponding liability regardless of the Company’s intention to repurchase the loan.
Fixed Assets and Leasehold Improvements, Net
Fixed assets are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related office lease or the expected useful life of

Finance of America Companies Inc. Notes to Consolidated Financial Statements
the assets. The Company capitalizes certain costs associated with the acquisition of internal-use software and amortizes the software over its estimated useful life, commencing at the time the software is placed in service.
In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates fixed assets and leasehold improvements for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Impairment related to fixed assets and leasehold improvements is recorded in impairment of intangibles and other assets in the Consolidated Statements of Operations.
MSR, at Fair Value
MSR represent contractual rights to perform specific administrative functions for the underlying loans including specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance, and otherwise administrating the mortgage loan servicing portfolio. MSR are created through the sale of an originated mortgage loan or purchased from third parties. The unpaid principal balance (“UPB”) of the loans underlying the MSR is not included in the Consolidated Statements of Financial Condition. For servicing retained in connection with the securitization of reverse mortgage loans accounted for as secured financings, an MSR is not recognized. The fair value of future servicing revenues net of servicing costs related to reverse mortgage loans is included in the fair value of the underlying loan.
The Company follows the fair value measurement method to record the value of MSR in accordance with ASC 860, Transfers and Servicing. Under this method, servicing assets are measured at fair value on a recurring basis with changes in fair value recorded through earnings in the period of the change as a component of fee income in the Consolidated Statements of Operations.
Derivative and Risk Management Activities
The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates, due to their impact on mortgage-related assets and commitments. The Company is also subject to changes in short-term interest rates, such as the Secured Overnight Financing Rate (“SOFR”), due to their impact on certain variable rate asset-backed debt such as warehouse lines of credit. Various financial instruments are used to manage and reduce this risk, including loan purchase commitments. As a matter of policy, the Company does not use derivatives for speculative purposes.
Our derivative assets and derivative liabilities are recorded at fair value and are included in other assets, net, and payables and other liabilities, respectively, in the Consolidated Statements of Financial Condition. Refer to Note 6 - Fair Value for further discussion of valuation of derivatives. Cash flows related to our derivatives are included within operating activities in the Consolidated Statements of Cash Flows. Refer to Note 10 - Derivative and Risk Management Activities for additional information related to continuing operations.
Certain of our agreements with trade counterparties contain margin call provisions. The Company either maintains or deposits cash as margin collateral with its counterparties to the extent the relative value of its derivatives are above or below their initial strike price. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the Consolidated Statements of Financial Condition. Generally, margin collateral is included in other assets, net, when in a receivable position or in payables and other liabilities when in a payable position in the Consolidated Statements of Financial Condition.
Loan Purchase Commitments (“LPCs”)
The Company treats forward HMBS purchase and sale commitments that have not settled as derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). The LPCs are recognized at fair value in the Company’s Consolidated Statements of Financial Condition, with changes in fair value recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. These forward commitments will be fulfilled with loans not yet securitized and new reverse mortgage loan originations and purchases.
Forward Mortgage-Backed Securities (“MBS”) and To Be Announced Securities (“TBAs”)
Forward MBS and TBAs are “forward delivery” securities considered derivative instruments under ASC 815. The Company uses Forward MBS and TBAs to protect against the price risk inherent in derivative loan commitments.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Forward MBS and TBAs are recorded at fair value in the Consolidated Statements of Financial Condition, with changes in fair value recorded in loss on sale and other income from loans held for sale, net, and net fair value gains on loans and related obligations in the Consolidated Statements of Operations.
Interest Rate Swaps and Futures Contracts
The Company also enters into interest rate swaps and futures contracts to offset changes in the value of its non-agency reverse mortgage loans, commercial mortgage loans, and MSR. The Company has not designated its interest rate swaps and futures contracts as hedges for accounting purposes. These interest rate swaps and futures contracts are accounted for as derivatives under ASC 815 and recorded at fair value in the Consolidated Statements of Financial Condition, with changes in fair value recorded in net fair value gains on loans and related obligations and fee income in the Consolidated Statements of Operations.
Leases
The Company evaluates all leases at inception under ASC 842, Leases (“ASC 842”) and classifies the lease as either an operating or a finance lease. The Company’s lease portfolio is comprised primarily of real estate and equipment agreements. Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets, net, and payables and other liabilities, respectively, in the Consolidated Statements of Financial Condition. The Company does not currently have any finance leases.
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
ASC 842 stipulates that the ROU asset in an operating lease is subject to the impairment guidance in ASC 360, similar to other long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company estimates the fair value using a discounted cash flow model with the discount rate being the significant assumption. Impairment related to ROU assets is recorded in impairment of intangibles and other assets in the Consolidated Statements of Operations.
Operating lease liabilities represent the Company’s obligation to make lease payments arising from the terms of the lease. The lease liabilities are initially recognized based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate as of the lease commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available as of the lease commencement date in determining the present value of the lease payments. This incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment and given similar credit risk. The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by the option to extend (or not to terminate) the lease. The Company includes these options in the lease term when it is reasonably certain of exercising them.
The Company elected not to recognize lease assets and lease liabilities for leases with a term of 12 months or less and not to separate lease components from non-lease components. Refer to Note 18 - Leases for additional information related to continuing operations.
HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, represent the issuance of HMBS, which are guaranteed by Ginnie Mae, to third-party security holders. As the securitizations do not meet the criteria for sale accounting treatment, the Company accounts for the transfers of these advances in the related HECM loans as secured borrowings, retaining the initial HECM loans in the Consolidated Statements of Financial Condition as loans held for investment, subject to HMBS related obligations, at fair value, and recording the HMBS as HMBS related obligations, at fair value. This liability includes the Company’s obligation to repay the secured borrowing from the FHA-insured HECM cash flows and the obligations as issuer and servicer of the HECM loans and HMBS. Monthly cash flows generated from the HECM loans are used to service the outstanding HMBS.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
As an issuer of HMBS, the Company is obligated to service the HECM loan and associated HMBS, which includes funding the repurchase of the HECM loans or pass through of cash due to the holder of the beneficial interests in the Ginnie Mae HMBS upon maturity events and certain funding obligations related to monthly guarantee fees, mortgage insurance proceeds, and partial month interest.
As an issuer, the Company is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the MCA. The Company is also required to pay off the outstanding remaining principal balance of secured borrowings if certain triggering events are reached prior to the 98% of MCA limit, such as death of borrower and completion of foreclosure. Performing repurchased loans are generally conveyed to HUD and payment is received from HUD typically within 45 days of repurchase. Nonperforming repurchased loans are generally liquidated through foreclosure, subsequent sale of real estate owned, and claim submissions to HUD. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. The Company relies upon its secured financing facilities (see Note 16 - Other Financing Lines of Credit) and operating cash flows, to the extent necessary, to repurchase loans. The timing and amount of the Company’s obligation to repurchase HECM is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan.
In addition to having to fund repurchases, the Company may sustain losses during the process of liquidating the loans. The issuer is also required to fund guarantee fees to Ginnie Mae, MIP to the FHA, and is obligated to fund partial month interest resulting from shortfalls in interest received from borrower payoffs to the holders of the HMBS beneficial interests. Estimated cash flows associated with these obligations are included in the HMBS related obligations, at fair value, in the Consolidated Statements of Financial Condition. See Note 6 - Fair Value for further discussion of valuation of HMBS related obligations.
The yield on HMBS related obligations along with any changes in fair value are recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield on the HMBS related obligations includes recognition of contractual interest expense based on the stated interest rates of the HMBS beneficial interests.
Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, is debt of consolidated VIE securitization trusts or unconsolidated funds that provide nonrecourse financing. The consolidated VIE loans initially transferred to the securitization trust and the assets designated to unconsolidated funds serve as collateral for the nonrecourse debt, and the principal and interest cash flows from these loans serve as the source of repayment.
The Company has elected to measure the outstanding nonrecourse debt at fair value in the Consolidated Statements of Financial Condition with all changes in fair value recorded to net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield on nonrecourse debt is also recorded in net fair value gains on loans and related obligations in the Consolidated Statements of Operations. The yield recognized includes the contractual interest expense based on the stated interest rates of the debt and amortization of any discount at which the related bonds were issued. The discount is amortized to net fair value gains on loans and related obligations in the Consolidated Statements of Operations over the expected life of the note using the effective interest method.
Refer to Note 6 - Fair Value for further discussion on the valuation of nonrecourse debt. Refer to Note 15 - Nonrecourse Debt, at Fair Value, and below for additional information on nonrecourse debt.
Other Financing Lines of Credit
Other financing lines of credit principally consists of variable-rate, asset-backed facilities, primarily warehouse lines of credit, to support the origination of mortgage loans and operations of the Company, which provide creditors a collateralized interest in specific mortgage loans and other Company assets that meet the eligibility requirements under the terms of the facility. The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. The Company evaluates its capacity needs for warehouse facilities and adjusts the amount of available capacity under these facilities in response to the current mortgage environment and origination needs. Refer to Note 16 - Other Financing Lines of Credit for additional information. Interest expense from these financings is recorded in net interest expense in the Consolidated Statements of Operations.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Costs incurred in connection with obtaining financing lines of credit are capitalized to other assets, net, within the Consolidated Statements of Financial Condition and amortized over the term of the related financing as interest expense within the Consolidated Statements of Operations.
Payables and Other Liabilities
Payables and other liabilities primarily consist of accrued and other liabilities, Ginnie Mae reverse mortgage buyout payable, lease liabilities, accrued compensation expense, deferred purchase price liabilities, warrant liability, and liability for loans eligible for repurchase from Ginnie Mae. Refer to Note 17 - Payables and Other Liabilities for additional information related to continuing operations.
Ginnie Mae Reverse Mortgage Buyout Payable
As an issuer of HMBS, the Company is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the MCA. The Company is also required to pay off the outstanding remaining principal balance of secured borrowings if certain triggering events are reached prior to the 98% of MCA limit, such as death of borrower and completion of foreclosure.
Deferred Purchase Price Liabilities
As a result of asset acquisitions and business combinations, the Company has recorded contingent liabilities based upon expected future payouts. The Company measures any contingent consideration at fair value, and adjusts the reported amount each period with the change in fair value recorded in other, net, in the Consolidated Statements of Operations.
The Company has entered into Tax Receivable Agreements (“TRA”) with certain owners of FoA Equity (the “TRA Parties”). The TRA generally provide for payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of units of FoA Equity (“Class A LLC Units”), (ii) the Company’s utilization of certain tax attributes attributable to Blackstone Tactical Opportunities Associates - NQ L.L.C., a Delaware limited partnership, shareholders (“Blocker GP”), and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to making payments under the TRA. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to the Company and, therefore, may reduce the amount of U.S. federal, state, and local tax that the Company would otherwise be required to pay in the future, although the Internal Revenue Service may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of Class A LLC Units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits.
The payments under the TRA are not conditioned upon continued ownership of FoA or FoA Equity by the TRA Parties.
The Company accounts for the effects of these increases in tax basis and associated payments under the TRA as follows:
•records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted U.S. federal and state tax rates at the date of the exchange;
•to the extent we estimate that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, the Company reduces the deferred tax asset with a valuation allowance; and

Finance of America Companies Inc. Notes to Consolidated Financial Statements
•initial measurement of the obligations was at fair value and is remeasured at fair value each reporting period, with any changes in fair value recognized in other, net, in the Consolidated Statements of Operations.
The Company records obligations under the TRA resulting from applicable future exchanges as they occur, at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in capital. If the Company determines that it is no longer probable that a related contingent payment will be required based on expected future cash flows, a reversal of the liability is recorded through earnings. During 2022, the Company determined that the contingent liability portion of the TRA obligation was no longer probable of occurring, consistent with the Company’s need to record the associated valuation allowance against the deferred tax assets (for more information regarding the valuation allowance see Note 25 - Income Taxes), and recorded an adjustment through other, net, in the Consolidated Statements of Operations to release the previously estimated contingent TRA liabilities.
The Company also has deferred purchase price liabilities related to the closing of the AAG Transaction. Refer to Note 3 - Acquisitions for additional detail.
Warrant Liability
The Company accounts for warrants for the Company’s Class A Common Stock at fair value as the warrants do not meet the criteria for classification within equity. The warrants are subject to remeasurement at each statement of financial condition date and any change in fair value is recognized within other, net, in the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants.
Liability for Loans Eligible for Repurchase from Ginnie Mae
For certain loans that the Company has pooled and securitized with Ginnie Mae, the Company as the issuer has the right to repurchase, with Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the right to repurchase a delinquent loan, the Company has effectively regained control over the loan and, under U.S. GAAP, must re-recognize the loan in the Consolidated Statements of Financial Condition and establish a corresponding liability regardless of the Company’s intention to repurchase the loan.
Notes Payable, Net
Notes payable are carried at amortized cost. Issuance costs, premiums, and discounts are capitalized as part of the notes payable balance and amortized to interest expense in the Consolidated Statements of Operations over the outstanding life of the note using the effective interest method. Refer to Note 19 - Notes Payable, Net, for additional information.
Comprehensive Loss
Recognized revenues, expenses, gains, and losses are included in the Consolidated Statements of Operations. Certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component in the Consolidated Statements of Equity. Such items, along with net losses, are components of comprehensive loss.
Revenue Recognition
The Company derives its revenues principally from gains on origination and sale of loans, including fees collected from the borrower at closing, loan servicing fees, fair value gains on originated mortgage loans, net of changes in fair value associated with outstanding HMBS and other nonrecourse obligations, other fee income, and net interest income on loans.
Net gains on loans held for sale include realized and unrealized gains and losses on loans held for sale and related derivatives. The Company sells mortgage loans into the secondary market, including sales to the GSE on a servicing-released basis, where the loans are sold to an investor with the associated MSR transferred to the investor or to a separate third-party investor. In addition, the Company may opportunistically sell loans on a servicing-retained basis, where the loan is sold and the rights to service that loan are retained. Unrealized gains and losses include fair value gains and losses resulting from changes in fair value in the underlying mortgages, related derivatives, and retained MSR, from the time of origination to the ultimate sale of the loan or other settlement of those financial instruments.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Monthly servicing revenues represent income derived by the Company in relation to the servicing of loans. Interest income reflects interest earned on loans held for sale by the Company prior to sale on the secondary market. The interest income collected on such loans is reported net of the interest expense incurred while the loans are carried on the Company’s warehouse lines.
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
The majority of revenues generated by the Company in connection with originations and servicing are not within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”).
Based on its evaluation of loan origination fees, the Company has determined that loan origination fees are recorded in fee income in the Consolidated Statements of Operations when a loan is successfully funded, with the related costs recognized in loan production and portfolio related expenses when incurred.
The primary components of fee income consist of the following:
Loan Origination Fees
Loan origination fees are recorded in fee income in the Consolidated Statements of Operations when earned, with the related costs recognized in loan production and portfolio related expenses when incurred at the date of origination.
The Company collects from the borrower certain amounts, including underwriting fees, credit reporting fees, loan administration, and appraisal fees. The Company has determined that it is primarily responsible for fulfillment and acceptability for these services, and has discretion in setting the price to the borrower, and therefore these fees should be recognized gross as the Company is the principal for the specified goods and services performed.
In addition to the fees above, the Company also acts as agent for certain services for its customers. These services include obtaining flood certification, credit reporting, and inspection fees. In these transactions, the Company will facilitate the providing of the goods or services to prospective borrowers, and collects these amounts from the borrower prior to the services being provided.
Loan Servicing Fees
Loan servicing income represents recurring servicing and other ancillary fees earned for servicing mortgage loans owned by investors. Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the weighted average yield received on the mortgage loans and the amount paid to the investor, less guaranty fees and interest on curtailments. Loan servicing income is receivable only out of interest collected from mortgagors and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected and are included as a component of fee income in the Consolidated Statements of Operations.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, put presumptively beyond the reach of the entity, even in bankruptcy, (ii) the transferee (or if the transferee is an entity whose sole purpose is to engage in securitization and that entity is constrained from pledging or exchanging the assets it receives, each third-party holder of its beneficial interests) has the right to pledge or exchange the transferred financial assets, and (iii) the Company or its agents does not maintain effective control over the transferred financial assets or third-party beneficial interest related to those transferred assets through an agreement to repurchase them before their maturity.
When the Company determines that control over the transfer of financial assets has been surrendered, the transaction will be accounted for as a sale in which the underlying mortgage loans are derecognized, and a corresponding gain recorded equal to the proceeds of the cash and any other beneficial interest retained by the Company, less the carrying balance of the transferred mortgage loans. Upon completion of the sale, the recorded gains and losses are reflected in loss on sale and other income from loans held for sale, net, or net fair value gains on loans and related obligations in the Consolidated Statements of Operations.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Whenever the requirements for sale treatment have not been met due to control over the transferred financial assets not being surrendered, the transferred loans will continue to be held as mortgage loans held for investment, subject to nonrecourse debt, at fair value, and an associated liability is recorded in nonrecourse debt, at fair value, in the Consolidated Statements of Financial Condition.
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
For equity-based compensation where there are market conditions as well as service conditions to vesting, the grant date fair value of the awards is recognized as compensation expense using the graded-vesting method over the requisite service period for each separately vesting tranche of the award as if they were multiple awards. Refer to Note 22 - Equity-Based Compensation for additional information.
Marketing and Advertising
Marketing and advertising costs are expensed as incurred and primarily relate to brand marketing and providing loan product information to our customers.
Income Taxes
The computation of the effective tax rate and provision (benefit) at each period requires the use of certain estimates and significant judgments including, but not limited to, the expected operating income for the year, projections of the proportion of income that is subject to tax, permanent differences between the Company’s U.S. GAAP earnings and taxable income, and the likelihood of recovering deferred tax assets existing as of the statement of financial condition date. The estimates used to compute the provision (benefit) for income taxes may change throughout the year as new events occur, additional information is obtained, or as tax laws and regulations change. Accordingly, the effective tax rate for future periods may vary materially.
The Company accounts for income taxes pursuant to the asset and liability method, which requires it to recognize current tax liabilities or receivables for the amount of taxes it estimates are payable or refundable for the current year, deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities, and the expected benefits of net operating loss (“NOL”) and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.
The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized tax benefits.” A liability is recognized (or amount of NOL carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents a potential future obligation to the taxing authority for a tax position that was not recognized. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Interest costs and related penalties associated with tax matters are included in general and administrative expenses in the Consolidated Statements of Operations. Refer to Note 25 - Income Taxes for additional information.
Contingencies
The Company evaluates contingencies based on information currently available and will establish accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. For matters where a loss is believed to be reasonably possible but not probable, no accrual is established, but the nature of the loss contingency and an estimate of the reasonably possible range of loss in excess of amounts accrued, when such estimate can be made, is disclosed. In deriving an estimate, the Company is required to make assumptions about

Finance of America Companies Inc. Notes to Consolidated Financial Statements
matters that are, by their nature, highly uncertain. The assessment of loss contingencies, including legal contingencies, involves the use of critical estimates, assumptions, and judgments. Whenever practicable, the Company consults with outside experts, including legal counsel and consultants, to assist with the gathering and evaluation of information related to contingent liabilities. It is not possible to predict or determine the outcome of all loss contingencies. Accruals are periodically reviewed and may be adjusted as circumstances change. Refer to Note 20 - Litigation and Note 21 - Commitments and Contingencies for additional information.
Seller Earnout
Certain equity owners of FoA Equity are entitled to receive an earnout exchangeable for Class A Common Stock if, at any time through April 1, 2027, the volume-weighted average price (the “VWAP”) of Class A Common Stock with respect to a trading day is greater than or equal to $12.50 for any 20 trading days within a consecutive 30-trading-day period (“First Earnout Achievement Date”), 50% of the earnout units (in conjunction with the Sponsor shares defined below, the “Earnout Securities”) will be issued; and if, at any time through April 1, 2027, the VWAP is greater than or equal to $15.00 for any 20 trading days within a consecutive 30-trading-day period (“Second Earnout Achievement Date”), the remaining 50% of the Earnout Securities will be issued.
The seller earnout is accounted for as contingent consideration and classified as equity. The seller earnout was measured at fair value upon the date of issuance and is not subsequently remeasured. The settlement of the seller earnout will be accounted for within equity if and when the First Earnout Achievement Date or Second Earnout Achievement Date occurs.
Sponsor Earnout
The Company classified the Sponsor Earnout Agreement as an equity transaction measured at fair value upon the date of issuance and is not subsequently remeasured. Additionally, the settlement of the Sponsor Earnout Agreement will be accounted for within equity if and when the First Earnout Achievement Date or Second Earnout Achievement Date occurs.
Noncontrolling Interest
Noncontrolling interest represents the Company’s noncontrolling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A Common Stock ownership of the Company. Net loss is reduced by the portion of net loss that is attributable to noncontrolling interests as well as special allocations related to the Amended and Restated Long-Term Incentive Plan (“A&R MLTIP”) as defined in the FoA Equity LLC Agreement.
Earnings Per Share
Basic net loss per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the period. Diluted net loss per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive securities as calculated using the if-converted and treasury stock methods, as appropriate. Refer to Note 32 - Earnings Per Share for additional information.
Reclassifications
Certain amounts from the prior year consolidated financial statements have been reclassified to conform to the current year financial presentation.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Recently Adopted Accounting Guidance

Standard	Description	Effective Date	Effect on Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

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

	In December 2022, the FASB issued ASU 2022-06 that defers the sunset date for applying the reference rate reform relief in Topic 848 to December 31, 2024 (originally December 31, 2022), thereby extending the period over which entities can apply the guidance in ASU 2020-04, which provides “optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.”	July 1, 2023	The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	In October 2021, the FASB issued ASU 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) Recognition of an acquired contract liability and (2) Payment terms and their effect on subsequent revenue recognized by the acquirer.
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

	The amendments in this ASU do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets.	January 1, 2023	The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Recently Issued Accounting Guidance, Not Yet Adopted as of December 31, 2023

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	In November 2023, the FASB issued ASU 2023-07 which requires disclosures of significant reportable expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss.

This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources.	We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements, and expect to adopt this ASU for the year ending December 31, 2024.	This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	In December 2023, the FASB issued ASU 2023-09 that enhances income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and by requiring disclosure of the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as disaggregated by material individual jurisdictions.

We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements, and expect to adopt this ASU for the year ending December 31, 2025.	This ASU is effective for annual periods beginning after December 15, 2024.

Adoption of this ASU should be applied on a prospective basis, but retrospective application is permitted. Early adoption is permitted.

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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The following table summarizes the fair value of the consideration transferred and the major classes of assets acquired and liabilities assumed in relation to the March 31, 2023 acquisition (in thousands):

Consideration transferred:
FoA Class B Common Stock(1) (Note 33 - Equity)	$—
Cash consideration(2)	3,100
Notes payable to Seller	4,500
Pay off indebtedness(2)	136,984
Initial equity consideration – Class A LLC Units(3) (Note 33 - Equity)	24,419
Deferred equity consideration – Class A LLC Units(4) (Note 33 - Equity)	13,137
Other liabilities assumed	8,429
Buyer transaction expenses(2)	770
Forgiveness of bridge working capital notes payable	24,034
Total cost	$215,373
Assets acquired:
Loans held for investment, subject to HMBS related obligations	$5,448,712
Loans held for investment	138,270
Fixed assets and leasehold improvements	2,400
Right-of-use leased assets	491
Other assets	6,270
Total assets acquired	$5,596,143
Liabilities assumed:
HMBS related obligations	$5,354,372
Operating lease liabilities	492
Payables and other liabilities	25,906
Total liabilities assumed	5,380,770
Net identifiable assets acquired	$215,373
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
(2) Amounts represent the cash portion of the consideration paid to acquire the net assets of AAG/Bloom. Total cash consideration was $140.9 million.
(3) At the closing of the AAG Transaction, FoA Equity issued 19,692,990 units of Class A LLC units to the Seller, which hold 1:1 conversion rights for Class A Common Stock of FoA. At the closing date, the fair value of these Class A LLC units were equal to the Class A Common Stock share price of $1.24 per share.
(4) The deferred equity consideration is comprised of two forms of issuable Class A LLC Units; 7,058,416 units with a fair value of $8.7 million that are equity classified and indemnity holdback units totaling up to 7,142,260 units with a fair value of $4.4 million that are liability classified. The deferred equity consideration that is liability classified is recorded in payables and other liabilities in the Consolidated Statements of Financial Condition.
The indemnity holdback units to be issued to the Seller are based on set thresholds and, subject to meeting the control condition, are settled two and three years following the closing date. The amount of units released to the Seller depends on the dollar amount of indemnified claims FoA pays out on behalf of the Seller related to litigation liabilities and indemnifiable loan losses. Two years following the closing date, FoA Equity will issue to the Seller Class A LLC units equal to the excess of the remaining indemnity holdback units over the threshold of 3,571,130. The remaining Class A LLC units the Seller is entitled to are issued three years following the closing date. Management has included the fair value of indemnity holdback units, reduced for estimated litigation liabilities and indemnifiable loan losses, above in the consideration given to the Seller.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
4. Discontinued Operations
During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines while enhancing our reverse mortgage loan business, as described in further detail below, in order to transform our business from a vertically integrated, diversified lending and complementary services platform to a modern retirement solutions platform. This transformation included the wind-down of the previously reported Mortgage Originations segment and sale of the previously reported Commercial Originations and Lender Services segments. This constitutes a strategic shift that has or will have a major effect on our operations and financial results. As such, the results of our previously reported Mortgage Originations, Commercial Originations, and Lender Services segments, as described below, are reported as discontinued operations for all periods presented.
Mortgage Originations Segment
On October 20, 2022, the Board of the Company authorized a plan to discontinue the operations of the Company’s previously reported Mortgage Originations segment, other than its home improvement lending business, which commenced in the fourth quarter of 2022 and was completed on February 28, 2023. On August 31, 2023, FAM entered into an agreement to sell certain operational assets of the home improvement lending business. This transaction closed on September 15, 2023 for cash consideration of $0.3 million. In connection with such transaction, the Company began the process of winding down the operations of the home improvement lending business, which is expected to be substantially complete by the end of March 2024. The wind-down of the home improvement lending business is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations.
Lender Services Segment
On February 1, 2023, Incenter entered into an agreement to sell one hundred percent of (i) the issued and outstanding shares of capital stock of ANTIC, a direct subsidiary of Incenter and an indirect subsidiary of the Company, and (ii) the issued and outstanding membership interests of BNT, a direct subsidiary of Incenter and an indirect subsidiary of the Company. The closing of the ANTIC and BNT sale was completed on July 3, 2023. Incenter received $92.6 million in cash, which is the base purchase price of $100.0 million adjusted at closing in accordance with the provisions of the agreement, and transferred $27.0 million of cash to the purchaser. The consideration is subject to subsequent certain contractual purchase price adjustments. The Company has historically included the operations of ANTIC and BNT in its previously reported Lender Services segment.
On March 30, 2023, the FoA Equity Board authorized a plan to sell assets making up the remainder of the Company’s previously reported Lender Services segment, with the exception of its Incenter Solutions LLC operating service subsidiary. The Company sold such assets on June 30, 2023 in two separate transactions for an aggregate consideration of $17.5 million, which includes $4.8 million in cash and a $12.7 million note receivable, subject to subsequent certain contractual purchase price adjustments. The note receivable is included in the Consolidated Statements of Cash Flows as a non-cash investing activity. During the quarter ended September 30, 2023, the Company ceased the operations of the Company’s Incenter Solutions LLC operating service subsidiary. The wind-down of Incenter Solutions LLC was substantially complete as of December 31, 2023. The wind-down of Incenter Solutions LLC is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. The operations of Incenter Solutions LLC are reported within Corporate and Other in Note 27 - Business Segment Reporting, rather than as discontinued operations.
Commercial Originations Segment
On February 19, 2023, FAH entered into an agreement to sell certain commercial originations operational assets of FAM, operating under the brand FACo. This transaction closed on March 14, 2023 for consideration of $2.5 million, of which $0.5 million is cash consideration. The Company has historically included the commercial originations operations of FACo in its previously reported Commercial Originations segment. In connection with the transaction, the Company discontinued the operations of and wound-down its Commercial Originations segment.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The following table summarizes the major classes of assets and liabilities classified as discontinued operations as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$—	$36,212
Restricted cash	—	311
Loans held for sale, at fair value	—	141,994
Intangible assets, net	—	77,436
Other assets, net	6,721	57,407
Assets of discontinued operations	$6,721	$313,360
Liabilities
Other financing lines of credit	$—	$127,735
Payables and other liabilities	18,304	99,379
Liabilities of discontinued operations	$18,304	$227,114
The following table summarizes the major components of net loss from discontinued operations (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Revenues
Net fair value gains on loans and related obligations	$308	$14,705
Fee income	68,138	280,315
Gain (loss) on sale and other income from loans held for sale, net	(2,222)	216,949
Net interest income:
Interest income	824	41,598
Interest expense	(966)	(33,088)
Net interest income (expense)	(142)	8,510
Total revenues	66,082	520,479

Expenses
Salaries, benefits, and related expenses	51,780	456,382
Loan production and portfolio related expenses	1,224	42,957
Marketing and advertising expenses	1,042	21,144
Depreciation and amortization	5,176	22,963
General and administrative expenses	54,070	186,943
Total expenses	113,292	730,389
Impairment of intangibles and other assets(1)	(4,455)	(182,981)
Other, net(2)	(1,444)	3,839
Net loss from discontinued operations before income taxes	(53,109)	(389,052)
Provision (benefit) for income taxes from discontinued operations	(1,200)	608
Net loss from discontinued operations	(51,909)	(389,660)
Net loss from discontinued operations attributable to noncontrolling interest	(33,108)	(263,396)
Net loss from discontinued operations attributable to controlling interest	$(18,801)	$(126,264)

Finance of America Companies Inc. Notes to Consolidated Financial Statements
(1) The Company evaluates the carrying value of long-lived assets, including intangible assets, fixed assets, leasehold improvements as well as ROU assets in operating leases when indicators of impairment exist in accordance with ASC 360. Based on the analyses, the Company recognized impairment charges for the year ended December 31, 2023 related to the sales of the previously reported Lender Services and Commercial Originations segments.
For the year ended December 31, 2022, the Company recognized impairment of intangibles and other assets in the previously reported Mortgage Originations, Commercial Originations, and Lender Services segments due to the length and magnitude of the downturn in mortgage demand.
(2) Amount includes gains on disposals of $0.3 million for the year ended December 31, 2023. The gains on disposals consist of a $12.8 million gain on the sale of the remaining assets of the Lender Services segment, a $11.7 million loss on the sale of our commercial originations operational assets, and a $0.8 million loss on the sale of ANTIC and BNT.

The Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 included the following material activities related to discontinued operations (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Gain (loss) on sale and other income from loans held for sale, net	$(2,222)	$221,121
Unrealized fair value changes on loans, related obligations, and derivatives	308	14,705
Impairment of intangibles and other assets	4,455	182,981
Depreciation and amortization	5,176	22,963
Acquisition of fixed assets	1,815	5,787

5. Variable Interest Entities and Securitizations
The Company determined that the special purpose entities created in connection with its securitizations are VIEs. A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests, has both the power to direct the activities that significantly impact the VIE’s economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Refer to Note 2 - Summary of Significant Accounting Policies for additional information on our accounting policies related to VIEs.
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
FAM
FAM securitized certain of its interests in commercial mortgage loans. The transactions provided debt security holders the ability to invest in a pool of loans secured by an investment in real estate. The transactions provided the Company with access to liquidity for the loans and ongoing management fees. The principal and interest on the outstanding debt securities are paid using the cash flows from the underlying loans, which serve as collateral for the debt.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Servicing-Securitized Loans
In their capacity as servicer of the securitized loans, FAR and FAM retain the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance. FAR and FAM also retain certain beneficial interests in these trusts which provide exposure to potential gains and losses based on the performance of the trust. As FAR and FAM have both the power to direct the activities that significantly impact the VIE’s economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the definition of primary beneficiary is met and the trusts are consolidated by the Company through its FAR and FAM subsidiaries.
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the years ended December 31, 2023 and 2022.
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	December 31, 2023	December 31, 2022
ASSETS
Restricted cash	$168,010	$173,714
Loans held for investment, subject to nonrecourse debt, at fair value	7,881,566	7,340,528
Other assets, net	68,178	75,977
TOTAL ASSETS	$8,117,754	$7,590,219

LIABILITIES
Nonrecourse debt, at fair value	$7,859,065	$7,479,918
Payables and other liabilities	546	757
TOTAL VIE LIABILITIES	7,859,611	7,480,675
Retained bonds and beneficial interests eliminated in consolidation	(327,653)	(304,061)
TOTAL CONSOLIDATED LIABILITIES	$7,531,958	$7,176,614
Unconsolidated VIEs
Transfer of loans accounted for as sales
In 2022 and 2021, the Company securitized certain of its interests in non-agency reverse mortgage loans and in agency-eligible residential mortgage loans. The transactions provided investors with the ability to invest in a pool of mortgage loans secured by residential properties and provided the Company with access to liquidity for these assets and ongoing service fees. The Company’s beneficial interest in the securitizations is limited to a 5% eligible vertical interest in the trusts. The Company determined that the securitization structures meet the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and that the contractual role as servicer is not a variable interest. The transfers of the loans to the VIEs were determined to be sales. The Company derecognized the mortgage loans and did not consolidate the trusts.
The Company’s continuing involvement with and exposure to loss from the VIEs includes the carrying value of the retained bonds, the servicing asset recognized in the sale of the loans, servicing advances in the role as servicer, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the VIEs have no recourse to the Company’s assets or general credit. The underlying performance of the mortgage loans transferred has a direct impact on the fair values and cash flows of the beneficial interests held and the servicing asset recognized.
Transfer of loans accounted for as secured borrowings
In 2023 and 2021, the Company securitized certain non-agency reverse mortgage loans and commercial mortgage loans where its beneficial interest in the securitizations is limited to a 5% eligible vertical interest in the trusts. The Company determined that these securitization structures meet the definition of a VIE and concluded that the

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Company does not hold a significant variable interest in the securitizations and the Company does not have the power to direct the activities that most significantly affect the economic performance of the VIEs. However, the transfers of the loans to the VIEs were determined not to be sales. As such, the Company continues to recognize the loans and recognized a nonrecourse liability for the proceeds received from third parties for the transfer of the loans. Bonds issued in the securitization that were retained by the Company are not recognized. The Company’s continuing involvement with and exposure to loss from the VIEs includes the carrying value of the retained bonds, servicing advances in the role as servicer, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the VIEs have no recourse to the Company’s assets or general credit. The underlying performance of the mortgage loans held has a direct impact on the fair values and cash flows of the beneficial interests held.
The tables below present a summary of the unconsolidated VIEs for which the Company holds variable interests (in thousands).

	December 31, 2023
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$50,774	$—	$50,774	$1,008,152
Transfers of loans - secured borrowing
Loans and nonrecourse liability	389,557	368,343	21,214	389,557
TOTAL	$440,331	$368,343	$71,988	$1,397,709

	December 31, 2022
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$53,763	$—	$53,763	$1,063,730
Transfers of loans - secured borrowing
Loans and nonrecourse liability	114,291	105,291	9,000	114,291
TOTAL	$168,054	$105,291	$62,763	$1,178,021

As of both December 31, 2023 and December 31, 2022, there were $0.7 million of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due.

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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2023 and 2022. Refer to Note 2 - Summary of Significant Accounting Policies for additional information on our accounting policies related to assets and liabilities that are measured at fair value.
Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and the details of the valuation models, key inputs to those models, and significant assumptions utilized. Within the assumption tables presented, not meaningful (“NM”) refers to a range of inputs that is too broad to provide meaningful information to the user or to an input that has no range and consists of a single data point.

Instrument	Valuation techniques	Classification of Fair Value Hierarchy
Assets
Loans held for investment, subject to HMBS related obligations(1)
HECM loans - securitized into Ginnie Mae HMBS
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio using conditional prepayment rate (“CPR”), loss frequency, loss severity, borrower draw, and discount rate assumptions.
Level 3
Loans held for investment, subject to nonrecourse debt(1)
HECM buyouts - securitized (nonperforming)
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using CPR, loss frequency, loss severity, and discount rate assumptions.
Level 3
HECM buyouts - securitized (performing)
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using weighted average remaining life (“WAL”), CPR, loss severity, and discount rate assumptions.
Level 3
Non-agency reverse mortgage loans - securitized
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using WAL, loan-to-value (“LTV”), CPR, loss severity, home price appreciation (“HPA”), and discount rate assumptions.
Level 3
Commercial mortgage loans - securitized	This product is valued using a discounted cash flow model utilizing a single monthly mortality prepayment rate (“SMM”), discount rate, and loss rate assumptions.	Level 3
(1) The Company aggregates loan portfolios based on the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided is based on the range of inputs utilized for each securitization trust.

Finance of America Companies Inc. Notes to Consolidated Financial Statements

Loans held for investment
Inventory buyouts	The fair value of repurchased loans is based on expected cash proceeds of the liquidation of the underlying properties and expected claim proceeds from HUD. The primary assumptions utilized in valuing nonperforming repurchased loans include CPR, loss frequency, loss severity, and discount rate.

	Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution, including assignments to FHA. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and, as servicer, the Company is exposed to losses upon resolution of the loan.	Level 3
Non-agency reverse mortgage loans	The fair value of non-agency reverse mortgage loans is based on values for investments with similar investment grade ratings and the value the Company would expect to receive if the whole loans were sold to an investor.

	The Company values non-agency reverse mortgage loans utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio. The primary assumptions utilized in valuing the loans include WAL, LTV, CPR, loss severity, HPA, and discount rate.	Level 3
Commercial mortgage loans	This product is valued using a discounted cash flow (“DCF”) model with SMM, discount rate, and constant default rate (“CDR”) assumptions.	Level 3
Loans held for sale
Residential mortgage loans	This includes all mortgage loans that can be sold to the agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available.	Level 2
Commercial mortgage loans	This product is valued using a DCF model utilizing CPR, discount rate, and CDR assumptions.	Level 3
Mortgage Servicing Rights
MSR	The Company valued MSR internally through a DCF analysis and calculated using a pricing model. This pricing model is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions such as discount rate and weighted average CPR.	Level 3
Derivative assets/liabilities
LPCs, forward MBS, and TBAs	LPCs are valued based on current market prices for HMBS.

	Forward MBS and TBAs are valued using forward dealer marks from the Company’s approved counterparties, forward prices with dealers in such securities, or internally-developed or third-party models utilizing observable market inputs.	Level 2
Interest rate swaps and futures contracts	This product is valued using quoted market prices.	Level 1
Other assets
Retained bonds
Management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal valuation model. The primary assumptions utilized include WAL and discount rate.
Level 3
Purchase commitments - reverse mortgage loans
Purchase commitments are valued based on the value of the underlying loan. These loans are valued based on an expected margin on sale of 3.00% as of December 31, 2022. There were not any reverse mortgage loan purchase commitments as of December 31, 2023.
Level 3

Finance of America Companies Inc. Notes to Consolidated Financial Statements

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
Level 3
Deferred purchase price liabilities
Deferred purchase price liabilities
These liabilities are measured based on the estimated amount of indemnified claims associated with the AAG Transaction and the closing market price of the Company’s publicly-traded stock on the applicable date of the Consolidated Statements of Financial Condition. Refer to Note 3 - Acquisitions for additional information.
Level 3
TRA obligation	The fair value is derived through the use of a DCF model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3
Warrant liability
Warrants	The warrants are publicly-traded and are valued based on the closing market price of the applicable date of the Consolidated Statements of Financial Condition.	Level 1

	December 31, 2023		December 31, 2022
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
CPR	NM	20.1%	NM	21.9%
Loss frequency	NM	4.5%	NM	4.1%
Loss severity	3.4% - 12.9%	3.5%	2.4% - 12.1%	2.7%

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	December 31, 2023		December 31, 2022
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Discount rate	NM	5.0%	NM	5.0%
Average draw rate	NM	1.1%	NM	1.1%
Loans held for investment, subject to nonrecourse debt:
HECM buyouts - securitized (nonperforming)
CPR	NM	39.8%	NM	39.2%
Loss frequency	23.1% - 100.0%	51.0%	23.1% - 100%	51.7%
Loss severity	3.4% - 12.8%	6.4%	2.4% - 12.1%	5.2%
Discount rate	NM	8.6%	NM	8.7%
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.4	NM	8.0
CPR	NM	15.1%	NM	15.2%
Loss severity	3.4% - 12.8%	6.9%	2.4% - 12.1%	4.8%
Discount rate	NM	8.2%	NM	8.2%
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	9.7	NM	9.7
LTV	0.0% - 79.6%	45.9%	0.0% - 74.7%	43.1%
CPR	NM	14.7%	NM	14.3%
Loss severity	NM	10.0%	NM	10.0%
HPA	(9.8)% - 7.6%	3.3%	(10.1)% - 7.3%	3.8%
Discount rate	NM	6.9%	NM	7.1%
Commercial mortgage loans - securitized
SMM	NM	10.7%	NM	11.2%
Discount rate	NM	16.5%	NM	17.5%
Loss rate	NM	1.0%	NM	0.5%
Loans held for investment:
Inventory buyouts
CPR	NM	41.5%	NM	41.3%
Loss frequency	NM	48.2%	NM	47.6%
Loss severity	3.4% - 12.8%	5.1%	2.4% - 12.1%	5.6%
Discount rate	NM	8.6%	NM	8.7%
Non-agency reverse mortgage loans
WAL (in years)	NM	12.1	NM	12.0
LTV	3.9% - 53.8%	33.8%	0.1% - 67.9%	36.4%
CPR	NM	14.4%	NM	13.8%
Loss severity	NM	10.0%	NM	10.0%
HPA	(9.8)% - 7.6%	3.1%	(10.1)% - 7.3%	3.6%
Discount rate	NM	6.9%	NM	7.1%
Commercial mortgage loans
SMM	NM	73.6%	NM	9.6%
CDR	NM	25.6%	NM	1.0%
Discount rate	9.6% - 20.0%	13.2%	9.7% - 25.8%	16.4%

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	December 31, 2023		December 31, 2022
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Loans held for sale:
Commercial mortgage loans
CPR	N/A	N/A	NM	19.2%
Discount rate	N/A	N/A	8.3% - 10.9%	9.4%
CDR	N/A	N/A	NM	1.0%
Mortgage Servicing Rights
Weighted average CPR	NM	NM	1.0% - 8.5%	6.4%
Discount rate	NM	NM	NM	10.1%
Other assets:
Retained bonds
WAL (in years)	2.3 - 23.4	4.9	2.4 - 24.1	4.9
Discount rate	(31.2)% - 12.3%	6.7%	(16.8)% - 12.2%	6.9%

Liabilities
HMBS related obligations
CPR	NM	23.8%	NM	21.8%
Discount rate	NM	5.0%	NM	5.0%
Nonrecourse debt:
Reverse mortgage loans:
Performing/Nonperforming HECM securitizations
WAL (in years)	NM	0.9	1.5 - 1.6	1.6
CPR	21.5% - 22.3%	21.9%	19.9% - 22.2%	21.1%
Discount rate	NM	10.0%	NM	8.6%
Securitized non-agency reverse
WAL (in years)	0.8 - 11.2	4.5	0.2 - 11.7	6.4
CPR	10.6% - 22.3%	14.7%	8.3% - 46.1%	16.5%
Discount rate	NM	7.0%	NM	7.2%
Nonrecourse commercial loan financing liability
WAL (in months)	NM	1.8	NM	4.3
Weighted average SMM	NM	33.3%	NM	15.3%
Discount rate	NM	9.1%	NM	14.5%
Nonrecourse MSR financing liability
Weighted average CPR	N/A	N/A	0.8% - 9.2%	5.1%
Discount rate	N/A	N/A	10.0% - 12.0%	10.2%
Deferred purchase price liabilities
TRA obligation
Discount rate	NM	33.0%	NM	48.3%

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$17,548,763	$—	$—	$17,548,763
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,138,403	—	—	8,138,403
Commercial mortgage loans	133,990	—	—	133,990
Loans held for investment:
Reverse mortgage loans	574,271	—	—	574,271
Commercial mortgage loans	957	—	—	957
Loans held for sale:
Residential mortgage loans	4,246	—	4,246	—
MSR	6,436	—	—	6,436
Other assets:
Retained bonds	44,297	—	—	44,297
LPCs	630	—	630	—
Total assets	$26,451,993	$—	$4,876	$26,447,117

Liabilities
HMBS related obligations	$17,353,720	$—	$—	$17,353,720
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,876,932	—	—	7,876,932
Nonrecourse commercial loan financing liability	27,268	—	—	27,268
Deferred purchase price liabilities:
Deferred purchase price liabilities	4,318	—	—	4,318
TRA obligation	4,537	—	—	4,537
Warrant liability	1,150	1,150	—	—
Total liabilities	$25,267,925	$1,150	$—	$25,266,775

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$11,114,100	$—	$—	$11,114,100
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	7,065,477	—	—	7,065,477
Commercial mortgage loans	389,161	—	—	389,161
Loans held for investment:
Reverse mortgage loans	771,724	—	—	771,724
Commercial mortgage loans	136,274	—	—	136,274
Loans held for sale:
Residential mortgage loans	12,123	—	12,123	—
Commercial mortgage loans	161,861	—	—	161,861
MSR	95,096	—	—	95,096
Derivative assets:
LPCs, forward MBS, and TBAs	907	—	907	—
Interest rate swaps and futures contracts	771	771	—	—
Other assets:
Purchase commitments - reverse mortgage loans	9,356	—	—	9,356
Retained bonds	46,439	—	—	46,439
Total assets	$19,803,289	$771	$13,030	$19,789,488

Liabilities
HMBS related obligations	$10,996,755	$—	$—	$10,996,755
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	7,175,857	—	—	7,175,857
Nonrecourse commercial loan financing liability	106,758	—	—	106,758
Nonrecourse MSR financing liability	60,562	—	—	60,562
Deferred purchase price liabilities:
Deferred purchase price liabilities	137	—	—	137
TRA obligation	3,781	—	—	3,781
Derivative liabilities:
Interest rate swaps and futures contracts	385	385	—	—
Warrant liability	1,117	1,117	—	—
Total liabilities	$18,345,352	$1,502	$—	$18,343,850

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3, in thousands):

	Assets
Year ended December 31, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Purchase commitments
Beginning balance	$12,022,098	$7,454,638	$161,861	$95,096	$46,439	$9,356
Total gain (loss) included in earnings	1,003,208	506,993	(2,253)	(2,582)	847	—
Purchases, settlements, and transfers:
Purchases and additions	8,640,881	76,031	40,468	405	—	—
Sales and settlements	(1,927,773)	(1,349,682)	(218,238)	(86,483)	(2,989)	(9,356)
Transfers in (out) between categories	(1,614,423)	1,584,413	18,162	—	—	—
Ending balance	$18,123,991	$8,272,393	$—	$6,436	$44,297	$—

	Liabilities
Year ended December 31, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(10,996,755)	$(7,175,857)	$(106,758)	$(60,562)	$(137)	$(3,781)
Total gain (loss) included in earnings	(785,928)	(431,248)	860	748	69	(756)
Purchases, settlements, and transfers:
Purchases and additions	(7,495,167)	(1,701,349)	(27,565)	—	(4,385)	—
Settlements	1,924,130	1,431,522	106,195	59,814	135	—
Ending balance	$(17,353,720)	$(7,876,932)	$(27,268)	$—	$(4,318)	$(4,537)

	Assets
Year ended December 31, 2022	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Purchase commitments	Investments
Beginning balance	$11,587,382	$6,218,194	$149,426	$427,942	$55,614	$—	$6,000
Total gain (loss) included in earnings	190,714	(744,123)	(15,213)	22,989	(8,668)	9,356	(6,000)
Purchases, settlements, and transfers:
Purchases and additions	6,165,003	117,010	1,119,578	122,362	—	—	—
Sales and settlements	(2,178,245)	(1,847,648)	(1,103,492)	(478,197)	(507)	—	—
Transfers in (out) between categories	(3,742,756)	3,711,205	11,562	—	—	—	—
Ending balance	$12,022,098	$7,454,638	$161,861	$95,096	$46,439	$9,356	$—

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	Liabilities
Year ended December 31, 2022	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	TRA obligation
Beginning balance	$(10,422,358)	$(5,857,069)	$(111,738)	$(142,435)	$(29,380)
Total gain (loss) included in earnings	(29,015)	316,963	2,527	(8,162)	25,599
Purchases, settlements, and transfers:
Purchases and additions	(2,870,650)	(3,202,519)	(205,746)	(14,196)	—
Settlements	2,325,268	1,566,768	208,199	104,231	—
Ending balance	$(10,996,755)	$(7,175,857)	$(106,758)	$(60,562)	$(3,781)

Fair Value Option
The Company has elected to measure its loans held for investment, loans held for sale, HMBS related obligations, nonrecourse debt, and purchase and sale commitments at fair value under the fair value option. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company’s operational and risk management strategies. Presented in the tables below are the fair value and UPB, at December 31, 2023 and December 31, 2022, of financial assets and liabilities for which the Company has elected the fair value option (in thousands):

December 31, 2023	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$17,548,763	$16,875,437
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,138,403	8,257,750
Commercial mortgage loans	133,990	136,622
Loans held for investment:
Reverse mortgage loans	574,271	558,577
Commercial mortgage loans	957	1,044
Loans held for sale:
Residential mortgage loans	4,246	9,247
Liabilities at fair value under the fair value option
HMBS related obligations	17,353,720	16,875,437
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,876,932	8,429,135
Nonrecourse commercial loan financing liability	27,268	26,661

Finance of America Companies Inc. Notes to Consolidated Financial Statements

December 31, 2022	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$11,114,100	$10,719,000
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	7,065,477	7,240,125
Commercial mortgage loans	389,161	405,970
Loans held for investment:
Reverse mortgage loans	771,724	724,800
Commercial mortgage loans	136,274	143,373
Loans held for sale:
Residential mortgage loans	12,123	15,529
Commercial mortgage loans	161,861	173,112
Other assets:
Purchase commitments - reverse mortgage loans	9,356	9,356
Liabilities at fair value under the fair value option
HMBS related obligations	10,996,755	10,719,000
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts	7,175,857	7,819,992
Nonrecourse commercial loan financing liability	106,758	105,291
Nonrecourse MSR financing liability	60,562	60,562

Net fair value gains on loans and related obligations
Provided in the table below is a summary of the components of net fair value gains on loans and related obligations (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net origination gains	$121,646	$283,808
Interest income on mortgage loans	1,617,954	890,857
Interest expense on HMBS and nonrecourse obligations	(1,273,159)	(600,689)
Servicing related income, net(1)	25,583	11,599
Fair value changes from model amortization(2)	(228,391)	(127,576)
Net fair value gains from portfolio activity	141,987	174,191
Net fair value gains (losses) from changes in market inputs or model assumptions	58,696	(368,510)
Net fair value gains on loans and related obligations	$322,329	$89,489
(1) Servicing related income, net, is comprised of premiums realized on the securitization of reverse mortgage tails and miscellaneous contractual servicing fees, net of guarantee fees paid.
(2) Fair value changes from portfolio runoff and realization of modeled income and expenses.

As the cash flows on the underlying mortgage loans will be utilized to settle the outstanding obligations, the Company’s own credit risk would not impact the fair value on the outstanding HMBS related obligations and nonrecourse debt.
Fair Value of Other Financial Instruments
As of December 31, 2023 and December 31, 2022, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of notes payable, net. Notes payable, net, includes our senior unsecured high-yield debt and related-party credit line recorded at the carrying value of $410.9 million and $399.4 million as of December 31, 2023 and December 31, 2022, respectively, and have a fair value of

Finance of America Companies Inc. Notes to Consolidated Financial Statements
$345.6 million and $231.9 million as of December 31, 2023 and December 31, 2022, respectively. The fair value for notes payable, net, was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input. For other financial instruments that were not recorded at fair value, such as cash and cash equivalents including restricted cash, promissory notes receivable, and other financing lines of credit, the carrying value approximates fair value due to the short-term nature of such instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 3 inputs, with the exception of cash and cash equivalents, including restricted cash, which are Level 1 inputs.

7. Reverse Mortgage Portfolio Composition
The table below summarizes the composition and the outstanding UPB (in thousands) of the reverse mortgage loan portfolio serviced by the Company:

	December 31, 2023	December 31, 2022
Reverse mortgage loans:
Reverse mortgage loans held for investment, subject to HMBS related obligations	$16,875,437	$10,719,000

Reverse mortgage loans held for investment, subject to nonrecourse debt:
Performing HECM buyouts	216,184	328,845
Nonperforming HECM buyouts	409,965	541,071
Non-agency reverse mortgages	7,631,601	6,370,209
Total reverse mortgage loans held for investment, subject to nonrecourse debt	8,257,750	7,240,125

Reverse mortgage loans held for investment:
Non-agency reverse mortgages	241,424	489,038
HECM loans not securitized(1)	101,820	88,029
Unpoolable HECM loans(2)	203,957	136,657
Unpoolable HECM tails	11,376	11,076
Total reverse mortgage loans held for investment	558,577	724,800

Total owned reverse mortgage portfolio	25,691,764	18,683,925
Loans reclassified as government guaranteed receivable	94,636	76,033
Loans serviced for others	164,742	81,436
Total serviced reverse mortgage loan portfolio	$25,951,142	$18,841,394
(1) Loans not securitized represent primarily newly originated loans and poolable tails.
(2) Unpoolable loans represent primarily loans that have reached 98% of their MCA.
The table below summarizes the reverse mortgage portfolio owned by the Company by product type (in thousands):

	December 31, 2023	December 31, 2022
Fixed rate loans	$6,817,176	$6,548,902
Adjustable rate loans	18,874,588	12,135,023
Total owned reverse mortgage portfolio	$25,691,764	$18,683,925

As of December 31, 2023 and December 31, 2022, there were $525.0 million and $489.3 million, respectively, of foreclosure proceedings in process, which are included in loans held for investment, at fair value, or loans held for investment, subject to nonrecourse debt, at fair value, in the Consolidated Statements of Financial Condition.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
8. Loans, at Fair Value
Loans held for investment and held for sale consisted of the following (in thousands):

December 31, 2023	Unpaid Principal Balance	Fair Value Adjustments	Estimated Fair Value
Loans held for investment, subject to HMBS related obligations	$16,875,437	$673,326	$17,548,763

Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,257,750	(119,347)	8,138,403
Commercial mortgage loans	136,622	(2,632)	133,990
Total loans held for investment, subject to nonrecourse debt	8,394,372	(121,979)	8,272,393

Loans held for investment(1):
Reverse mortgage loans	558,577	15,694	574,271
Commercial mortgage loans	1,044	(87)	957
Total loans held for investment	559,621	15,607	575,228

Loans held for sale:
Residential mortgage loans	9,247	(5,001)	4,246

Total loan portfolio	$25,838,677	$561,953	$26,400,630
(1) As of December 31, 2023, there was $487.9 million in UPB in loans held for investment pledged as collateral for financing lines of credit.

Finance of America Companies Inc. Notes to Consolidated Financial Statements

December 31, 2022	Unpaid Principal Balance	Fair Value Adjustments	Estimated Fair Value
Loans held for investment, subject to HMBS related obligations	$10,719,000	$395,100	$11,114,100

Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	7,240,125	(174,648)	7,065,477
Commercial mortgage loans	405,970	(16,809)	389,161
Total loans held for investment, subject to nonrecourse debt	7,646,095	(191,457)	7,454,638

Loans held for investment(1):
Reverse mortgage loans	724,800	46,924	771,724
Commercial mortgage loans	143,373	(7,099)	136,274
Total loans held for investment	868,173	39,825	907,998

Loans held for sale(2):
Residential mortgage loans	15,529	(3,406)	12,123
Commercial mortgage loans	173,112	(11,251)	161,861
Total loans held for sale	188,641	(14,657)	173,984

Total loan portfolio	$19,421,909	$228,811	$19,650,720
(1) As of December 31, 2022, there was $745.1 million in UPB in loans held for investment pledged as collateral for financing lines of credit.
(2) As of December 31, 2022, there was $186.0 million in UPB in loans held for sale pledged as collateral for financing lines of credit.

The tables below show the total amount of loans held for investment and held for sale that were greater than 90 days past due and on non-accrual status (in thousands):

December 31, 2023	Unpaid Principal Balance	Estimated Fair Value	Difference
Loans held for investment, subject to nonrecourse debt:
Commercial mortgage loans	$34,115	$31,244	$(2,871)

Loans held for sale:
Residential mortgage loans	4,324	428	(3,896)

Total loans 90 days or more past due and on non-accrual status	$38,439	$31,672	$(6,767)

Finance of America Companies Inc. Notes to Consolidated Financial Statements

December 31, 2022	Unpaid Principal Balance	Estimated Fair Value	Difference
Loans held for investment, subject to nonrecourse debt:
Commercial mortgage loans	$24,023	$21,325	$(2,698)

Loans held for investment:
Commercial mortgage loans	2,358	2,265	(93)

Loans held for sale:
Residential mortgage loans	2,136	2,736	600
Commercial mortgage loans	3,405	2,817	(588)
Total loans held for sale	5,541	5,553	12

Total loans 90 days or more past due and on non-accrual status	$31,922	$29,143	$(2,779)

The table below shows a reconciliation of the changes in loans held for sale (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Beginning balance	$173,984	$158,156
Originations/purchases/repurchases	192,789	1,119,578
Proceeds from sales	(376,056)	(1,088,472)
Net transfers related to loans held for sale	15,580	—
Net transfers related to discontinued operations	12,525	—
Loss on loans held for sale, net	(24,542)	(65)
Net fair value gain (loss) on loans held for sale	9,966	(15,213)
Ending balance	$4,246	$173,984

9. Mortgage Servicing Rights, at Fair Value
The servicing portfolio associated with capitalized servicing rights consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Fannie Mae/Freddie Mac	$124,435	$7,051,851
Ginnie Mae	285	532,328
Private investors	931,940	1,018,159
Total UPB	$1,056,660	$8,602,338

Weighted average interest rate	3.71%	3.59%

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Beginning UPB	$8,602,338	$39,299,416
Originated MSR	42,011	10,098,259
Sales MSR	(7,416,568)	(38,233,148)
Payoffs MSR	(75,527)	(1,671,774)
Other	(95,594)	(890,415)
Ending UPB	$1,056,660	$8,602,338

The activity in the MSR asset consisted of the following (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Beginning balance	$95,096	$427,942
Originations	405	122,362
Sales	(86,483)	(478,197)
Changes in fair value due to:
Changes in market inputs or assumptions used in valuation model	(1,014)	51,309
Changes in fair value due to portfolio runoff and other	(1,568)	(28,320)
Ending balance	$6,436	$95,096

The value of MSR is driven by the net cash flows associated with servicing activities. The cash flows include contractually specified servicing fees, late fees, and other ancillary servicing revenue. The fees were $2.9 million and $35.0 million for the years ended December 31, 2023 and 2022, respectively. These fees and changes in fair value of the MSR are recorded within fee income in the Consolidated Statements of Operations. As of December 31, 2022, there was $60.6 million in MSR, at fair value, pledged as collateral for nonrecourse debt (none as of December 31, 2023).
The following table summarizes the estimated change in the fair value of MSR from adverse changes in the significant assumptions (in thousands):

	December 31, 2023		December 31, 2022
	Weighted Average Prepayment Speed	Discount Rate	Weighted Average Prepayment Speed	Discount Rate
Impact on fair value of 10% adverse change	NM	NM	$(2,677)	$(4,258)
Impact on fair value of 20% adverse change	NM	NM	$(5,178)	$(8,155)
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

10. Derivative and Risk Management Activities
Our derivative assets and derivative liabilities are recorded at fair value and are included in other assets, net, and payables and other liabilities, respectively, in the Consolidated Statements of Financial Condition. The significant accounting policies governing our derivatives are described in Note 2 - Summary of Significant Accounting Policies.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The Company did not have any derivative instruments designated as hedging instruments as of December 31, 2023 or December 31, 2022.
The following tables summarize the fair value and notional amount of derivative instruments (in thousands):

	December 31, 2023
	Derivative assets		Derivative liabilities
	Fair value	Notional amount	Fair value	Notional amount
LPCs	$630	$4,702	$—	$—

	December 31, 2022
	Derivative assets		Derivative liabilities
	Fair value	Notional amount	Fair value	Notional amount
LPCs	$23	$1,701	$—	$—
Forward MBS and TBAs	884	63,600	—	—
Interest rate swaps and futures contracts	771	261,300	385	244,100
Total fair value and notional amount	$1,678	$326,601	$385	$244,100

The following table details the gains/(losses) on derivative instruments (in thousands):

Derivative activity	For the year ended December 31, 2023	For the year ended December 31, 2022
LPCs	$608	$(1,541)
Forward MBS and TBAs	(1,295)	62,114
Interest rate swaps and futures contracts	(3,333)	282,721

The Company is exposed to risk in the event of nonperformance by counterparties in their derivative contracts. In general, the Company manages such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount of exposure and/or dispersing the risk among multiple counterparties. The Company generally either maintains or deposits cash as margin collateral with its counterparties to the extent the relative value of its derivatives are above or below their initial strike price. The Company did not hold or deposit any collateral with its counterparties as of December 31, 2023. The Company provided $4.1 million of collateral to its counterparties as of December 31, 2022. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the Consolidated Statements of Financial Condition. Margin collateral is included in other assets, net, when in a receivable position or in payables and other liabilities when in a payable position in the Consolidated Statements of Financial Condition.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
11. Fixed Assets and Leasehold Improvements, Net
Fixed assets and leasehold improvements, net, related to continuing operations consisted of the following (in thousands). Refer to Note 2 - Summary of Significant Accounting Policies for additional information on our accounting policies related to fixed assets and leasehold improvements.

	December 31, 2023	December 31, 2022	Estimated Useful Life
Computer hardware and software	$10,317	$7,647	3 - 5 years
Furniture and fixtures	3,056	3,574	5 - 7 years
Leasehold improvements	2,942	3,870	3 - 5 years*
Total fixed assets	16,315	15,091
Less: Accumulated depreciation and amortization	(10,348)	(5,960)
Total fixed assets and leasehold improvements, net	$5,967	$9,131
*Shorter of life of lease or useful life of assets

Depreciation and amortization expense was $5.2 million and $4.2 million for the years ended December 31, 2023 and 2022, respectively.

The Company recognized impairment charges of $1.8 million and $2.2 million for fixed assets and leasehold improvements in the years ended December 31, 2023 and 2022, respectively.

12. Intangible Assets, Net
Intangible assets, net, related to continuing operations consisted of the following (in thousands). Refer to Note 2 - Summary of Significant Accounting Policies for additional information on our accounting policies related to intangible assets.

December 31, 2023	Amortization Period (Years)	Cost	Accumulated Amortization	Impairment	Net
Non-amortizing intangibles
Trade name	N/A	$27,500	$—	$(6,400)	$21,100
Amortizing intangibles
Broker/customer relationships	9	334,700	(102,269)	—	232,431
Total intangibles		$362,200	$(102,269)	$(6,400)	$253,531

December 31, 2022	Amortization Period (Years)	Cost	Accumulated Amortization	Impairment	Net
Non-amortizing intangibles
Trade name	N/A	$34,800	$—	$(7,300)	$27,500
Amortizing intangibles
Broker/customer relationships	9	334,700	(65,081)	—	269,619
Total intangibles		$369,500	$(65,081)	$(7,300)	$297,119

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The Company performed its annual impairment testing in the fourth quarter of 2023. Based on the analysis, the Company recognized an indefinite-lived intangible asset impairment of $6.4 million for the year ended December 31, 2023 at the Portfolio Management reporting unit. During 2022, due to such market pressures, an interim impairment analysis was triggered as of September 30, 2022. In addition, the Company performed its annual impairment testing in the fourth quarter of 2022. Based on the analyses, the Company recognized an indefinite-lived intangible asset impairment of $3.8 million as of September 30, 2022 and an additional impairment of $3.5 million during the fourth quarter of 2022, totaling $7.3 million for the year ended December 31, 2022. The impairment of these intangible assets for each reporting unit was as follows: $3.8 million at the Portfolio Management reporting unit, and $3.5 million at the Retirement Solutions reporting unit.
Amortization expense was $37.2 million and $37.8 million for the years ended December 31, 2023 and 2022, respectively.
The estimated amortization expense for each of the five succeeding fiscal years and thereafter as of December 31, 2023 is as follows (in thousands):

Year Ending December 31,	Amount
2024	$37,189
2025	37,189
2026	37,189
2027	37,189
2028	37,189
Thereafter	46,486
Total future amortization expense	$232,431

13. Other Assets, Net
Other assets, net, related to continuing operations consisted of the following (in thousands). Refer to Note 2 - Summary of Significant Accounting Policies for additional information on our accounting policies related to certain of these assets.

	December 31, 2023	December 31, 2022
Government guaranteed receivables	$76,646	$66,947
Retained bonds, at fair value (Note 6 - Fair Value)	44,297	46,439
Receivables, net of allowance of $4,615 and $5,173, respectively(1)	27,494	53,261
Right-of-use assets (Note 18 - Leases)	23,399	27,933
Prepaid expenses	12,245	10,646
MSR, at fair value (Note 9 - Mortgage Servicing Rights, at Fair Value)	6,436	95,096
Fixed assets, net (Note 11 - Fixed Assets and Leasehold Improvements, Net)	5,967	9,131
Loans subject to repurchase from Ginnie Mae	—	15,631
Purchase commitments - reverse mortgage loans (Note 6 - Fair Value)	—	9,356
Other	25,423	36,103
Total other assets, net	$221,907	$370,543
(1) As of December 31, 2023, the Company had an outstanding note receivable balance of $12.7 million related to the June 30, 2023 sale of assets from the Company’s previously reported Lender Services operating segment. This note receivable is included in Receivables in the above table. Refer to Note 4 - Discontinued Operations for additional detail. As of December 31, 2022, the Company had an outstanding note receivable balance of $20.0 million with AAG/Bloom, which is included in Receivables in the above table. As part of the closing of the AAG Transaction, the outstanding note receivable balance was forgiven. Refer to Note 3 - Acquisitions for additional detail.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
14. HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Ginnie Mae loan pools - UPB	$16,875,437	$10,719,000
Fair value adjustments	478,283	277,755
Total HMBS related obligations, at fair value	$17,353,720	$10,996,755

Weighted average remaining life (in years)	4.1	4.0
Weighted average interest rate	6.6%	5.0%

The Company was servicing 2,552 and 2,004 Ginnie Mae loan pools at December 31, 2023 and December 31, 2022, respectively.

15. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date	Interest Rate	Original Issue Amount	December 31, 2023	December 31, 2022
Securitization of performing/nonperforming HECM loans	February 2022 - August 2022	February 2032 - August 2032	2.69% - 9.32%	$1,084,935	$672,911	$953,336
Securitization of non-agency reverse loans	May 2018 - December 2023	May 2050 - August 2073	1.25% - 4.50%	9,114,051	7,331,305	6,598,145
Securitization of commercial loans	April 2021	May 2025	2.10% - 5.40%	$268,511	83,237	268,511
Total consolidated VIE nonrecourse debt UPB					8,087,453	7,819,992
Nonrecourse MSR financing liability, at fair value					—	60,562
Nonrecourse reverse loan financing liability(1)					341,682	—
Nonrecourse commercial loan financing liability(2)					26,661	105,291
Fair value adjustments					(551,596)	(642,668)
Total nonrecourse debt, at fair value					$7,904,200	$7,343,177
(1) Nonrecourse reverse loan financing liability is comprised of the balance of the nonrecourse debt for the applicable period associated with a non-agency securitization. As the securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt is accounted for by FoA and presented separately from the other nonrecourse debts. Refer to Note 5 - Variable Interest Entities and Securitizations for additional information.
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of December 31, 2023, estimated maturities for nonrecourse debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
2024	$1,791,249
2025	1,703,967
2026	2,715,438
2027	251,079
2028	246,166
Thereafter	1,747,897
Total payments on nonrecourse debt	$8,455,796

16. Other Financing Lines of Credit
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
When we draw on these facilities, we generally must transfer and pledge eligible loans to the lender and comply with various financial and other covenants. Under the facilities, loans are generally transferred at an advance rate less than the principal balance of the loans (the “haircut”), which serves as the primary credit enhancement for the lender. Nine of our lines of credit are guaranteed by FAH, a consolidated subsidiary of the Company and the parent holding company to the reverse mortgage business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities ranges from 57% to 100% of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit.
Mortgage facilities
The warehouse facility is structured as a master repurchase agreement under which ownership of the related eligible loans is temporarily transferred to the lender.
When we draw on mortgage facilities, we generally must transfer and pledge eligible loans to the lender and comply with various financial and other covenants. Under the facilities, loans are generally transferred at a haircut, which serves as the primary credit enhancement for the lender. One line of credit is guaranteed by FAH, a consolidated subsidiary of the Company and the parent holding company to the mortgage business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the facilities ranges from 47% to 100% of the principal balance of the loans. Upon expiration, the facilities will either be closed or combined with other facilities.
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
When we draw on these facilities, we generally must transfer and pledge eligible loan collateral and comply with various financial and other covenants. Under our facilities, loans are generally transferred at a haircut, which serves

Finance of America Companies Inc. Notes to Consolidated Financial Statements
as the primary credit enhancement for the lender. Our one line of credit is guaranteed by FAH, a consolidated subsidiary of the Company and the parent holding company to the commercial lending business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under our current facility is 60% of the principal balance of the loans. Upon expiration, the facilities will either be closed or combined with other facilities.
The following summarizes the components of other financing lines of credit related to continuing operations (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	December 31, 2023	December 31, 2022
Reverse Lines:
April 2024 - October 2026	Bloomberg short-term bank yield (“BSBY”) index/SOFR + applicable margin	First Lien Mortgages	$982,500	$432,918	$584,658
Various(2)	Bond accrual rate/SOFR + applicable margin	Mortgage Related Assets	360,367	344,367	320,715
October 2027	SOFR + applicable margin	MSR	70,000	69,231	33,036
October 2024	BSBY + applicable margin	Unsecuritized Tails	30,000	23,620	45,001
Subtotal reverse lines of credit			$1,442,867	$870,136	$983,410
Mortgage Lines:
October 2024	BSBY + applicable margin	First Lien Mortgages	$12,500	$2,135	$83,814
Various(2)	Bond accrual rate + applicable margin	Mortgage Related Assets	36,208	36,208	37,604
N/A	N/A	Home Improvement Consumer Loans	—	—	7,495
N/A	N/A	MSR	—	—	10,312
Subtotal mortgage lines of credit			$48,708	$38,343	$139,225
Commercial Lines:
July 2024	SOFR + applicable margin	Mortgage Related Assets	$20,000	$20,000	$12,500
N/A	N/A	First Lien Mortgages	—	—	159,938
N/A	N/A	Encumbered Agricultural Loans	—	—	7,561
N/A	N/A	Second Lien Mortgages	—	—	25,000
Subtotal commercial lines of credit			$20,000	$20,000	$204,999
Total other financing lines of credit			$1,511,575	$928,479	$1,327,634
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of December 31, 2023. The lines of credit with no capacity are terminated as of December 31, 2023.
(2)These lines of credit are tied to the maturity date of the underlying mortgage related assets that have been pledged as collateral.

As of December 31, 2023 and December 31, 2022, the weighted average outstanding interest rates on outstanding financing lines of credit of the Company were 6.90% and 7.35%, respectively.
The Company’s financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability.
As of December 31, 2023, the Company was in compliance with its financial covenants related to required liquidity reserves, debt service coverage ratio, and tangible net worth amounts. With respect to a certain financial covenant

Finance of America Companies Inc. Notes to Consolidated Financial Statements
related to required profitability, the Company obtained a financial covenant waiver effective as of December 31, 2023 in order to avoid breaching the covenant.
The terms of the Company’s financing arrangements and credit facilities contain covenants, and the terms of the Company’s GSE/seller servicer contracts contain requirements that may restrict FoA Equity and its subsidiaries from paying distributions to its members. These restrictions include restrictions on paying distributions whenever the payment of such distributions would cause FoA Equity or its subsidiaries to no longer be in compliance with any of its financial covenants or GSE requirements. Further, FoA Equity is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FoA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FoA Equity are generally subject to similar legal limitations on their ability to make distributions to FoA Equity.
As of December 31, 2023, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	December 31, 2023	Maximum Allowable Distribution(1)
FAM
Adjusted Tangible Net Worth	$10,000	$15,264	$5,264
Liquidity	1,000	2,254	1,254
FAR
Adjusted Tangible Net Worth	$250,000	$447,571	$197,571
Liquidity	40,000	41,656	1,656
Leverage Ratio	6:1	3.0:1	223,460
FAH
Adjusted Tangible Net Worth	$220,000	$446,321	$226,321
Liquidity	40,000	45,282	5,282
Leverage Ratio	10:1	3.3:1	297,445
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
17. Payables and Other Liabilities
Payables and other liabilities related to continuing operations consisted of the following (in thousands). Refer to Note 2 - Summary of Significant Accounting Policies for additional information on our accounting policies related to certain of these liabilities.

	December 31, 2023	December 31, 2022
Accrued and other liabilities	$93,318	$57,574
Ginnie Mae reverse mortgage buyout payable	67,991	41,768
Lease liabilities (Note 18 - Leases)	31,250	34,391
Accrued compensation expense	13,080	19,333
Deferred purchase price liabilities(1)	12,780	3,918
Warrant liability (Note 6 - Fair Value)	1,150	1,117
Liability for loans eligible for repurchase from Ginnie Mae	—	15,631
Total payables and other liabilities	$219,569	$173,732
(1) As of December 31, 2023, the Company had deferred purchase price liabilities of $8.1 million related to the closing of the AAG Transaction. Refer to Note 3 - Acquisitions for additional detail.

Warrants
As of both December 31, 2023 and December 31, 2022, there were 14,375,000 public warrants (the “Warrants”) outstanding. Each Warrant is now exercisable for a share of FoA Class A Common Stock.
The Warrants will expire April 1, 2026. The Company may call the Warrants for redemption:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days prior written notice of redemption;
•if, and only if, the last reported closing price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
Each Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment for reorganization and/or an extraordinary dividends event, as described in the warrant agreement.
If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.
The Company has determined that the Warrants are subject to treatment as a liability. As of December 31, 2023 and December 31, 2022, the Warrants had a fair value of $1.2 million and $1.1 million, respectively. These liability-classified Warrants are anti-dilutive and thus have no impact on diluted EPS.

18. Leases
The table below summarizes the Company’s operating lease portfolio related to continuing operations (in thousands). Refer to Note 2 - Summary of Significant Accounting Policies for additional information on our accounting policies related to leases.

	December 31, 2023	December 31, 2022
Right-of-use assets	$23,399	$27,933
Lease liabilities	31,250	34,391
Weighted average remaining lease term (in years)	8.54	9.29
Weighted average discount rate	6.46%	6.50%

Finance of America Companies Inc. Notes to Consolidated Financial Statements
During 2023 and 2022, the Company’s operating losses triggered impairment analyses and the Company recognized impairment charges of $1.1 million and $2.2 million for the ROU asset in the years ended December 31, 2023 and 2022, respectively.
The table below summarizes the Company’s net operating lease cost related to continuing operations (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Operating lease cost	$6,777	$6,230
Short-term lease cost	607	612
Total operating and short-term lease cost	7,384	6,842
Variable lease cost	694	991
Sublease income	(546)	(859)
Net lease cost	$7,532	$6,974

The table below summarizes other information related to the Company’s operating leases in continuing operations (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,297	$4,856
Leased assets obtained in exchange for new operating lease liabilities	388	7,400

The following table presents a maturity analysis of operating leases and a reconciliation of the undiscounted cash flows to lease liabilities as of December 31, 2023 (in thousands):

2024	$5,929
2025	4,936
2026	4,778
2027	4,473
2028	3,396
Thereafter	18,140
Total undiscounted lease payments	41,652
Less: amounts representing interest	(10,402)
Total lease liabilities	$31,250

19. Notes Payable, Net
On November 5, 2020, FOAF issued $350 million aggregate principal amount of senior unsecured notes due November 15, 2025 (the “Notes”). The Notes bear interest at a rate of 7.875% per year, payable semi-annually in arrears on May 15 and November 15 beginning on May 15, 2021. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by FoA and each of FoA’s material existing and future consolidated domestic subsidiaries, excluding FOAF and subsidiaries.
In accordance with the agreement, FOAF may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium as of the redemption date under the terms of the indenture and accrued and unpaid interest. The redemption price during the twelve-month period following November 15, 2023 and at any time after November 15, 2024 is 101.969% and 100%, respectively, of the principal amount plus accrued and unpaid interest thereon. Upon the occurrence of a change of control, the holders of the Notes will have the right to require FOAF to make an offer to repurchase each holder’s Notes at a price equal to

Finance of America Companies Inc. Notes to Consolidated Financial Statements
101% of their principal amount, plus accrued and unpaid interest. FOAF has not redeemed any of the Notes since they were issued in November 2020.
The Notes contain covenants limiting, among other things, FOAF and its restricted subsidiaries’ ability to incur certain types of additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease, or otherwise dispose of all or substantially all of FOAF’s assets. These incurrence-based covenants are subject to exceptions and qualifications. Many of these covenants will cease to apply during any time that the Notes have investment grade ratings and no default with respect to the Notes has occurred and is continuing. The Company was in compliance with all required covenants related to the Notes as of December 31, 2023.
The Company also has related-party promissory notes, which are further discussed in Note 30 - Related-Party Transactions.
A summary of the outstanding notes payable, net, is presented in the table below (in thousands):

Description	Maturity Date	Interest Rate	December 31, 2023	December 31, 2022
Senior unsecured notes	November 2025	7.875%	$350,000	$350,000
Related-party notes (Note 30 - Related-Party Transactions)			59,130	46,790
Fair value adjustment, net of amortization(1)			1,781	2,612
Total notes payable, net			$410,911	$399,402
(1) In conjunction with a previous business combination, the Company was required to adjust the liabilities assumed to fair value, resulting in a premium on the Notes and the elimination of the previously recognized debt issuance costs.

The interest expense was $34.6 million and $31.0 million for the years ended December 31, 2023 and 2022, respectively.

20. Litigation
The Company’s business is subject to legal proceedings, examinations, investigations, and reviews by various federal, state, and local regulatory and enforcement agencies as well as private litigants such as the Company’s borrowers or former employees. At any point in time, the Company may have open investigations with regulators or enforcement agencies, including examinations and inquiries related to its loan servicing and origination practices. These matters and other pending or potential future investigations, examinations, inquiries or lawsuits may lead to administrative or legal proceedings, and possibly result in remedies, including fines, penalties, restitution, alterations in business practices, or additional expenses and collateral costs.
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
As of December 31, 2023, there were no matters that the Company considered to be probable or reasonably possible for which they could estimate losses or a reasonable range of estimated losses.
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $3.5 million and $4.9 million for the years ended December 31, 2023 and 2022, respectively. These expenses are included in general and administrative expenses in the Consolidated Statements of Operations.

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
Contractual sub-servicing fees related to sub-servicer arrangements are generally based on a fixed dollar amount per loan and are included in loan servicing expenses in the Consolidated Statements of Operations.
Unfunded Commitments
The Company is required to fund further borrower advances (where the borrower has not fully drawn down the HECM, non-agency reverse mortgage, or commercial mortgage loan proceeds available) and fund the payment of the borrower’s obligation to pay FHA monthly insurance premiums for HECM loans.
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were $4.5 billion as of December 31, 2023 compared to $3.1 billion as of December 31, 2022. The outstanding unfunded commitments available to borrowers related to commercial mortgage loans were $21.4 million as of December 31, 2023 compared to $155.6 million as of December 31, 2022. This additional borrowing capacity is primarily in the form of undrawn lines of credit.
The Company also has commitments to purchase loans totaling $4.7 million with no commitments to sell loans as of December 31, 2023, compared to commitments to purchase and sell loans of $1.7 million and $133.6 million, respectively, as of December 31, 2022.
Mandatory Repurchase Obligation
The Company is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the MCA. Performing repurchased loans are typically conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements. Loans are considered nonperforming upon events including, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance are not being paid.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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

22. Equity-Based Compensation
Restricted Stock Units
Pursuant to the terms of the A&R MLTIP, there are two types of equity-based compensation granted to employees, henceforth referred to as Replacement Restricted Stock Units (“Replacement RSUs”) and Earnout Right Restricted Stock Units (“Earnout Right RSUs”). The issuance of the Replacement RSUs and Earnout Right RSUs to employees under the A&R MLTIP will be funded by the exchange of currently outstanding Class A Common Stock and Class A LLC Units. Therefore, the shares issued to employees under the A&R MLTIP will not result in incremental share ownership in the Company, and the total compensation costs associated with the vesting of the Replacement RSUs and Earnout Right RSUs will be directly allocated to the noncontrolling interest and to FoA in proportion to their sharing percentages of exchanged units.
Additionally, pursuant to the terms of the 2021 Omnibus Incentive Plan, the Company grants equity-based compensation to certain employees and non-employee Board members, henceforth referred to as Non-LTIP Restricted Stock Units (“Non-LTIP RSUs”). Vested Non-LTIP RSUs will be settled with issuance of shares of Class A Common Stock of FoA to the participant and a respective count of Class A LLC units of FoA Equity to FoA. There are 20,659,781 shares authorized and available for award as of December 31, 2023.
Each type of RSU is classified as equity and FoA accounts for the RSUs following the fair value method. Each type of RSU’s fair value is fixed on the grant date and not remeasured unless the award is subsequently modified.
Replacement RSUs
Pursuant to the terms of the A&R MLTIP executed on October 28, 2020, the Company granted each employee who held Phantom Units in FoA Equity and remained employed as of the Replacement RSU grant date, April 1, 2021, in consideration for the cancellation of their Phantom Units, Replacement RSUs that will vest into shares of Class A Common Stock.
Following the terms of the A&R MLTIP, 25% of the Replacement RSUs vested on the Replacement RSU grant date, and the remaining 75% vest in equal installments on each of the first three anniversaries of April 1, 2021, subject to each holder’s continued employment.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Earnout Right RSUs
In addition to the Replacement RSUs, participants in the A&R MLTIP are entitled to receive additional Earnout Right RSUs depending on whether the Company achieves certain market-based conditions. The market-based vesting conditions have been factored into the grant date fair value measurement of the Earnout Right RSUs using a Monte Carlo simulation. The assumptions used in the Monte Carlo simulation model included a volatility rate of 60%, risk free rate of 1.14%, and a weighted average expected term of 1.06 years for the first tranche of Earnout Right RSUs and 1.52 years for the second tranche of Earnout Right RSUs.
Earnout Right RSUs have the same service-based vesting conditions listed above for the Replacement RSUs along with market-based vesting conditions. The first tranche of Earnout Right RSUs vest upon satisfaction of the service-based vesting conditions and if, at any time through April 1, 2027, the VWAP of FoA’s Class A Common Stock is greater than or equal to $12.50 for any twenty out of thirty consecutive trading days. The second tranche of Earnout Right RSUs vest upon satisfaction of the service-based vesting conditions and if, at any time through April 1, 2027, the VWAP of FoA’s Class A Common Stock is greater than or equal to $15.00 for any twenty out of thirty consecutive trading days.
Non-LTIP RSUs
Pursuant to the terms of the 2021 Omnibus Incentive Plan and the form of Restricted Stock Unit Award Agreement adopted on November 18, 2021, the Company grants Non-LTIP RSUs to certain employees and non-employee Board members. The RSUs granted have various grant dates and vesting schedules. All vesting is subject to each holder’s continued employment and are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plan.
On January 1, 2022, FoA opened an initial offering period for our Employee Stock Purchase Plan (the “ESPP”) for the benefit of Company employees. Participation in the ESPP is voluntary and is open to any Company employee who satisfies the eligibility requirements under the ESPP other than the Company’s “officers” (as defined in Rule 16a-1 under the Exchange Act). The ESPP allows for shares of the Company’s Class A Common Stock to be purchased on behalf of participants, using funds contributed by participants through payroll deductions. Participants can contribute up to the lesser of 15% of the participant’s Base Earnings (as defined in the ESPP) or $50,000 per participant in any calendar year. The ESPP includes a matching component pursuant to which participating employees will be eligible to receive a grant of restricted stock units (“Match RSUs”) pursuant to and in accordance with the Company’s 2021 Omnibus Incentive Plan. The number of Match RSUs to be granted to participants with respect to each offering period will equal 20% of the shares purchased by participants under the ESPP with respect to such offering period.
A summary of each classification of RSU activity is presented below:

				Grant Date Fair Value
Replacement RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, December 31, 2022	4,121,126	612,322	4,733,448	$9.48	$44,873
Vested	(2,886,155)	2,886,155	—	—	—
Forfeited	(110,080)	—	(110,080)	9.48	(1,044)
Settled	—	(3,292,078)	(3,292,078)	9.48	(31,209)
Outstanding, December 31, 2023	1,124,891	206,399	1,331,290	$9.48	$12,620

Equity-based compensation expense for the Replacement RSUs was $18.9 million and $23.2 million for the years ended December 31, 2023 and 2022, respectively. Unrecognized equity-based compensation expense for the Replacement RSUs totaled $3.0 million as of December 31, 2023 and is expected to be recognized over three months.

Finance of America Companies Inc. Notes to Consolidated Financial Statements

				Grant Date Fair Value
Earnout Right RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, December 31, 2022	1,473,120	—	1,473,120	$8.91	$13,119
Forfeited	(11,520)	—	(11,520)	8.91	(103)
Outstanding, December 31, 2023	1,461,600	—	1,461,600	$8.91	$13,016

Equity-based compensation expense for the Earnout Right RSUs was $0.8 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively. Unrecognized equity-based compensation expense for the Earnout Right RSUs totaled $0.1 million as of December 31, 2023 and is expected to be recognized over three months.

				Grant Date Fair Value
Non-LTIP RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, December 31, 2022	3,372,104	25,555	3,397,659	$2.96	$10,050
Granted	10,395,702	—	10,395,702	1.26	13,109
Vested	(1,801,467)	1,801,467	—	—	—
Forfeited	(3,782,556)	—	(3,782,556)	1.72	(6,509)
Settled	—	(1,695,164)	(1,695,164)	2.52	(4,269)
Outstanding, December 31, 2023	8,183,783	131,858	8,315,641	$1.49	$12,381

Equity-based compensation expense for the Non-LTIP RSUs was $5.0 million and $3.8 million for the years ended December 31, 2023 and 2022, respectively. Unrecognized equity-based compensation expense for the Non-LTIP RSUs totaled $8.5 million as of December 31, 2023 and is expected to be recognized over two years.

23. Fee Income
Fee income related to continuing operations consisted of the following (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Loan origination fees	$36,587	$18,476
Loan servicing fees, net	8,136	45,965
Change in fair value of MSR	(2,235)	14,348
Other fee income	962	3,026
Total fee income	$43,450	$81,815

24. General and Administrative Expenses
General and administrative expenses related to continuing operations consisted of the following (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Communications and data processing	$32,947	$27,733
Professional and consulting fees	24,790	25,248
Occupancy, equipment rentals, and other office related expenses	8,743	7,115
Other expenses	15,724	10,986
Total general and administrative expenses	$82,204	$71,082

Finance of America Companies Inc. Notes to Consolidated Financial Statements

25. Income Taxes
The benefit for income taxes related to continuing operations consisted of the following (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Current expense
Federal	$85	$384
State	—	8
Subtotal	85	392
Deferred benefit
Federal	(508)	(13,953)
State	(170)	(3,571)
Subtotal	(678)	(17,524)
Benefit for income taxes	$(593)	$(17,132)

The following table presents a reconciliation of the applicable statutory U.S. federal income tax rate to the effective tax rate (dollars in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Tax benefit at federal statutory rate	$(35,037)	$(72,030)
Effect of:
Noncontrolling interest	21,834	54,414
Permanent differences	1,036	(17)
State taxes	(225)	(3,531)
Valuation allowance	13,042	3,073
Other tax adjustments	(1,243)	959
Benefit for income taxes	$(593)	$(17,132)
Effective Tax Rate	0.36%	4.99%

The effective tax rate is calculated by dividing the benefit for income taxes by net loss from continuing operations before income taxes. The Company’s effective tax rate on continuing operations for the year ended December 31, 2023 differs from the U.S. federal statutory rate primarily due to income attributable to noncontrolling interests, state statutory income tax rates, and the impact of discrete tax items, which includes a $13.0 million charge associated with the recording of a valuation allowance against net deferred tax assets, including NOL carryforwards and other deferred tax assets.
The Company’s effective tax rate on continuing operations for the year ended December 31, 2022 differs from the U.S. federal statutory rate primarily due to income attributable to noncontrolling interests, state statutory income tax rates, and the impact of discrete tax items, which includes a $3.1 million charge associated with the recording of a valuation allowance against net deferred tax assets, including NOL carryforwards and other deferred tax assets.
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
FoA Equity wholly owns certain corporate subsidiaries that are regarded entities for tax purposes and subject to U.S. federal, state, and local taxes on income they generate. As such, the consolidated tax provision of FoA includes

Finance of America Companies Inc. Notes to Consolidated Financial Statements
corporate taxes that it incurs based on its flow-through income from FoA Equity, as well as corporate taxes that are incurred by its regarded subsidiaries.
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
Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets
Loss carryforwards	$37,272	$20,845
Research and development tax credits	1,446	1,092
Earnout awards	5,099	5,183
TRA	1,161	983
Other	316	234
Gross deferred tax assets	45,294	28,337
Valuation allowance	(42,365)	(24,710)
Deferred tax assets, net of valuation allowance	2,929	3,627
Deferred tax liabilities
Investment in FoA Equity	3,137	4,428
Other	—	86
Gross deferred tax liabilities	3,137	4,514
Net deferred tax liability	$(208)	$(887)

The federal and state NOL carryforwards amount to approximately $145.6 million and $80.3 million at December 31, 2023 and December 31, 2022, respectively. It is expected that these NOL’s will not expire.
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. As of December 31, 2023, due to current year operating results and forecasted taxable income or losses, management has maintained their assessment that the existing taxable temporary differences that will reverse through the course of ordinary business will not more-likely-than-not generate sufficient taxable income to utilize the current attributes. Therefore, a valuation allowance for the deferred tax asset in excess of deferred tax liabilities has been maintained. Management has also determined that the future sources of taxable income from reversing taxable temporary differences that comprise the investment in FoA Equity deferred tax liability would only be fully realized upon sale of FoA's interest in FoA Equity. Accordingly, the deferred tax liability from investment in FoA Equity has been treated as an indefinite-lived intangible and is limited by the federal net operating loss utilization rules. Thus, an incremental valuation allowance was recorded for the amount subject to the limitation. The net change in the valuation allowance was $17.7 million for the year ended December 31, 2023, and $23.9 million for the year ended December 31, 2022. Furthermore, $3.3 million and $11.8 million of decreases in the valuation allowance associated with transactions with noncontrolling interests in the years ended December 31, 2023 and 2022, respectively, are offset to additional paid-in capital.
Net deferred tax liabilities are included in payables and other liabilities in the Consolidated Statements of Financial Condition.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2019 or prior.
The Company’s unrecognized tax benefits, excluding related interest and penalties, were (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Unrecognized tax benefits—beginning of period	$307	$74
Increases on tax positions related to the current period	114	233
Unrecognized tax benefits—end of period	$421	$307

If recognized, the entire amount of the tax benefits disclosed above, would reduce the Company’s annual effective tax rate. FoA does not believe that it will have a material increase or decrease in its unrecognized tax benefits during the coming year.

26. Defined Contribution Plan
The Company sponsors a qualified defined contribution plan and matches certain employee contributions on a discretionary basis. The Company’s expenses for matching contributions to the defined contribution plan related to continuing operations were $2.5 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively. These expenses are included in salaries, benefits, and related expenses in the Consolidated Statements of Operations.

27. Business Segment Reporting
The following tables are a presentation of financial information by segment (in thousands), and have been recast to reflect the new segment structure as described in Note 1 - Organization and Description of Business:

	For the year ended December 31, 2023
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
REVENUES
Net fair value gains on loans and related obligations	$121,646	$200,683	$322,329	$—	$—	$322,329
Fee income	33,167	10,283	43,450	8,125	(8,125)	43,450
Loss on sale and other income from loans held for sale, net	(6,303)	(18,691)	(24,994)	—	—	(24,994)
Net interest expense:
Interest income	—	10,923	10,923	1,270	—	12,193
Interest expense	—	(87,839)	(87,839)	(30,889)	—	(118,728)
Net interest expense	—	(76,916)	(76,916)	(29,619)	—	(106,535)
Total revenues	148,510	115,359	263,869	(21,494)	(8,125)	234,250
Total expenses	208,836	84,023	292,859	107,273	(8,125)	392,007
Impairment of intangibles and other assets	—	(6,400)	(6,400)	(2,896)	—	(9,296)
Other, net	75	—	75	136	—	211
Net income (loss) before taxes	$(60,251)	$24,936	$(35,315)	$(131,527)	$—	$(166,842)

Depreciation and amortization	$40,571	$107	$40,678	$1,691	$—	$42,369
Total assets	$276,605	$26,773,101	$27,049,706	$1,521,058	$(1,469,895)	$27,100,869

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	For the year ended December 31, 2022
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
REVENUES
Net fair value gains (losses) on loans and related obligations	$283,808	$(195,231)	$88,577	$—	$912	$89,489
Fee income	15,526	66,761	82,287	27,578	(28,050)	81,815
Gain (loss) on sale and other income from loans held for sale, net	367	(6,298)	(5,931)	—	—	(5,931)
Net interest expense:
Interest income	43	5,319	5,362	676	—	6,038
Interest expense	(54)	(90,926)	(90,980)	(27,669)	—	(118,649)
Net interest expense	(11)	(85,607)	(85,618)	(26,993)	—	(112,611)
Total revenues	299,690	(220,375)	79,315	585	(27,138)	52,762
Total expenses	182,287	124,060	306,347	139,014	(27,135)	418,226
Impairment of intangibles and other assets	(3,500)	(3,800)	(7,300)	(2,228)	—	(9,528)
Other, net	3,290	860	4,150	27,839	3	31,992
Net income (loss) before taxes	$117,193	$(347,375)	$(230,182)	$(112,818)	$—	$(343,000)

Depreciation and amortization	$38,654	$319	$38,973	$3,055	$—	$42,028
Total assets	$297,361	$20,185,979	$20,483,340	$1,610,355	$(1,534,400)	$20,559,295

The Company has identified two reportable segments: Retirement Solutions and Portfolio Management.
Retirement Solutions
The mission of our Retirement Solutions segment is to help senior homeowners achieve their financial goals in retirement. This segment includes all loan origination activity for the Company, including the origination of HECM, proprietary reverse mortgage loans, and hybrid mortgage loans through both the retail and wholesale/TPO channels. The Retirement Solutions segment generates revenue from fees earned at the time of loan origination as well as from the initial estimate of net origination gains, with all originated loans accounted for at fair value. Once originated, the loans are transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in the revenues of our Portfolio Management segment until final disposition.
While FAM has sold certain operational assets of its home improvement lending business and expects to substantially complete the process of winding down the operations of the home improvement lending business by the end of March 2024, the operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations. This is because the wind-down of the home improvement lending business is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results.
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the Company. Our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided by our Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer, allows us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and, where appropriate, retain assets on the balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring interest and servicing income categorized within its net fair value gains. The Portfolio Management segment generates revenue from the sale or securitization of loans, fair value gains on portfolio assets,

Finance of America Companies Inc. Notes to Consolidated Financial Statements
interest income, fee income related to MSR, and mortgage advisory fees earned on various investment and capital markets services we provide to our internal and external customers.
Corporate and Other
Corporate and Other consists of our corporate services groups, which support the operations of our Company.
The Company’s segments are based upon the Company’s organizational structure which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on actual cost of services performed based on a direct resource utilization, estimate of percentage use for shared services or headcount percentage for certain functions. Non-allocated corporate expenses include administrative costs of executive management and other corporate functions that are not directly attributable to the Company’s reportable segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties. To reconcile the Company’s consolidated results, certain inter-segment revenues and expenses are eliminated in the “Eliminations” column in the previous tables.

28. Liquidity and Capital Requirements
Compliance Requirements
FAR
As an issuer of HMBS, FAR is subject to minimum net worth, liquidity, and leverage requirements as well as minimum insurance coverage established by Ginnie Mae.
The net worth required is $5.0 million plus 1% of FAR’s outstanding HMBS and unused commitment authority from Ginnie Mae. The liquidity requirement is for 20% of FAR’s required net worth to be in the form of cash or cash equivalent assets. The leverage requirement is to maintain a ratio of net worth to total assets of not less than 6%.
As of December 31, 2023, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $174.8 million as of December 31, 2023. FAR’s actual net worth calculated based on Ginnie Mae guidance was $441.4 million as of December 31, 2023. The minimum liquidity required of FAR by Ginnie Mae was $35.0 million as of December 31, 2023. FAR’s actual cash and cash equivalents were $41.7 million as of December 31, 2023. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement; however, FAR received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, the Company was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of December 31, 2023, FAR was in compliance with applicable requirements.
FAM
In connection with the discontinued operations of the Company’s previously reported Mortgage Originations segment, FAM has surrendered many of its mortgage origination licenses and it is expected that FAM will be in a position to surrender its remaining licenses and approvals by the end of the second quarter of 2024. Until such time, FAM is required to maintain licenses and approvals needed to wind-down the home improvement pipeline as well as the remaining portfolio of mortgage servicing rights and therefore is subject to the requirements described below until such time that the respective licenses and approvals have been surrendered.
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
Failure to meet minimum capital requirements can result in certain mandatory remedial actions and potentially result in additional discretionary remedial actions by regulators that, if undertaken, could: (i) remove FAM’s ability to sell

Finance of America Companies Inc. Notes to Consolidated Financial Statements
and service loans to or on behalf of the agencies; and (ii) have a direct material effect on FAM’s financial statements, results of operations, and cash flows.
In accordance with the regulatory capital guidelines, FAM must meet specific quantitative measures of cash, assets, liabilities, profitability, and certain off-balance sheet items calculated under regulatory accounting practices. Further, changes in regulatory and accounting standards, as well as the impact of future events on FAM’s results, may significantly affect FAM’s net worth adequacy.
Among FAM’s various capital requirements related to its outstanding mortgage origination and servicing agreements, the most restrictive of these relates to Fannie Mae’s and Freddie Mac’s capital ratio requirement, which requires FAM to maintain a minimum adjusted net worth balance at the end of the most recent fiscal quarter of $13.4 million as of December 31, 2023. FAM’s actual net worth was $14.9 million as of December 31, 2023. However, as of December 31, 2023, FAM was in violation of Fannie Mae’s material decline in lender tangible net worth covenants. In connection with the discontinued operations of the Company’s previously reported Mortgage Originations segment, FAM voluntarily surrendered its Fannie Mae selling approval effective June 30, 2023, and further, FAM has agreed with Fannie Mae, Freddie Mac, and Ginnie Mae to surrender its related approvals as well as its HUD mortgagee approval once the transfer of servicing of FAM’s last mortgage loans related to such GSE/agency has been completed, which is expected in the first quarter of 2024 with respect to Ginnie Mae and HUD and the second quarter of 2024 with respect to Fannie Mae and Freddie Mac. FAM has one remaining warehouse debt arrangement and remains in compliance with the financial covenants relating to such arrangement.
In addition, FAM is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAM throughout the year. FAM is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of December 31, 2023, FAM was in compliance with applicable requirements.
FoA Securities
Finance of America Securities LLC (formerly known as Incenter Securities Group LLC) (“FoA Securities”), one of the operating service subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules, and FINRA rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, FoA Securities is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. FoA Securities is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. FoA Securities computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $250 thousand. As of December 31, 2023, FoA Securities met the minimum net capital requirement amounts and was, therefore, in compliance.
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

29. Concentrations of Risk
The Company’s activities are subject to significant risks and uncertainties, including the ability of management to adequately develop its service lines, acquire adequate customer and revenue bases, and overall market demand for its services. In addition, the Company engages in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.
Financial instruments, which potentially subject the Company to credit risk, primarily consist of cash and cash equivalents, derivatives, loans held for sale, loans held for investment, MSR, and retained bonds.
The Company invests its excess cash balances that may exceed federal insured limits with creditworthy financial institutions, primarily in accounts that are exposed to minimal interest rate and credit risk. The Company maintains

Finance of America Companies Inc. Notes to Consolidated Financial Statements
multiple banking relationships with both national and regional banks and actively monitors the financial stability of such institutions to ensure they have sufficient capital to meet the Company’s funding needs and can withstand a sudden liquidity stress event or an unexpected significant amount of withdrawal requests submitted at the same time by multiple customers.
Credit risk is reduced by the Company’s underwriting standards, monitoring pledged collateral and other in-house monitoring procedures performed by management. The Company’s credit exposure for amounts due from investors and derivative related receivables is minimized since its policy is to sell mortgages only to highly reputable and financially sound financial institutions.
Mortgage loans are sold or financed through one of the following methods: (i) sales or financing securitizations to or pursuant to programs sponsored by Ginnie Mae or (ii) sales or financing securitizations issued to private investors. The Company sold $1.1 billion and $2.3 billion for the years ended December 31, 2023 and 2022, respectively, in reverse mortgage loans to Ginnie Mae related to our continuing operations. The Company sold to or securitized with private investors $1.1 billion and $3.4 billion for the years ended December 31, 2023 and 2022, respectively, in mortgage loans related to our continuing operations.
For the year ended December 31, 2023, the sales or financing securitizations issued to private investors related to our continuing operations consisted of 83.1% non-agency reverse mortgage loans, 12.1% HECM buyouts, and 4.8% commercial mortgage loans. For the year ended December 31, 2022, the sales or financing securitizations issued to private investors related to our continuing operations consisted of 84.5% non-agency reverse mortgage loans, 8.0% HECM buyouts, and 7.5% commercial mortgage loans.
In July 2017, the Company entered into a $45.0 million mezzanine financing agreement with a non-affiliated company, separately owned by other investment funds affiliated with Blackstone, secured by a junior lien in mortgage assets pledged to certain senior secured warehouse facilities. This facility was structured as a loan and security agreement. The funds advanced are generally repaid using collections from the underlying assets to the extent remaining after the payment of any senior debt or the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default. This financing agreement was amended in May 2021 from $45.0 million to $25.0 million and was terminated in March 2023. As of December 31, 2022 the Company had outstanding borrowings of $25.0 million.

Reverse Mortgages
FAR originates, buys, and sells HECM, and securitizes and sells the HECM as HMBS. FAR is subject to approval of, and is heavily regulated by, federal and state regulatory agencies as a mortgage lender, Ginnie Mae issuer, broker, and servicer.
The secondary market for the FHA-insured HECM loans is not assured; to the extent the program requires Congressional appropriations in future years, which are not forthcoming, the program could be jeopardized; and/or, consumer demand could be reduced if FHA actions result in a reduction of initial principal limit available to borrowers.
FAR also originates non-agency reverse mortgages, which can complement the FHA HECM for higher value homes. Non-agency reverse mortgage loans may be sold as whole loans to investors or held for investment and pledged as collateral to securitized nonrecourse debt obligations. Non-agency reverse mortgage loans are not insured by the FHA.
FAR depends on its ability to securitize reverse mortgages, subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, and would be adversely affected if the ability to access the secondary market were to be limited.
Concentrations of credit risk associated with reverse mortgage loans are limited due to the large number of customers and their dispersion across many geographic areas. The table below provides the percentage of reverse loans in the Company’s Consolidated Statements of Financial Condition by the location in which the home securing

Finance of America Companies Inc. Notes to Consolidated Financial Statements
the loan is located and is based on their remaining UPB. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	December 31, 2023	December 31, 2022
California	43%	47%
New York	6%	7%
Florida	6%	5%
Texas	5%	4%
Other	40%	37%
Total	100%	100%

A significant portion of the Company’s non-agency reverse mortgage products are originated within the state of California. The Company’s non-agency reverse mortgage production concentration by location is presented in the following table. The Company’s total origination volume in any other states did not exceed 5% of the total origination volume, and were included in the “Other” balance.

	December 31, 2023	December 31, 2022
California	75%	77%
Other	25%	23%
Total	100%	100%
The following table provides the percentage of reverse mortgage loans in the Consolidated Statements of Financial Condition that are insured by the FHA compared to non-agency reverse mortgages.

	December 31, 2023	December 31, 2022
Agency	70%	64%
Non-agency	30%	36%
Total	100%	100%

Loans previously repurchased out of a HMBS that were subsequently securitized also contain concentrations of credit risk as they are limited due to the dispersion across many geographic areas. The table below provides the percentage of securitized HECM buyouts in the Company’s Consolidated Statements of Financial Condition by the location in which the home securing the loan is located and is based on their remaining UPB. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	December 31, 2023	December 31, 2022
New York	22%	20%
Puerto Rico	12%	14%
California	9%	9%
Texas	9%	10%
Florida	6%	5%
Other	42%	42%
Total	100%	100%

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Commercial Mortgages
The economies of states where mortgage properties are concentrated may be adversely affected to a greater degree than the economies of other areas of the U.S. The table below provides the percentage of commercial mortgage loans on the Company’s Consolidated Statements of Financial Condition by the location in which the property securing the loan is located and is based on their remaining UPB. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	December 31, 2023	December 31, 2022
Illinois	31%	13%
Florida	8%	7%
New Jersey	6%	8%
Texas	5%	4%
Other	50%	68%
Total	100%	100%

30. Related-Party Transactions
Promissory Notes
The Company had two Revolving Working Capital Promissory Note Agreements (the “Working Capital Promissory Notes”) outstanding with BTO Urban Holdings and Libman Family Holdings, LLC, a Delaware limited liability company which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 10.0% per annum, which will increase to 15.0% per annum on May 15, 2024, and mature in November 2024. These notes had outstanding amounts of $59.1 million and $46.8 million as of December 31, 2023 and December 31, 2022, respectively, recorded within notes payable, net, in the Consolidated Statements of Financial Condition. Additionally, the Company paid $2.3 million and $0.4 million of interest related to the Working Capital Promissory Notes for the years ended December 31, 2023 and 2022, respectively. The Working Capital Promissory Notes were amended subsequent to the balance sheet date to increase the available credit limit and extend maturity through May 25, 2025. Refer to Note 34 - Subsequent Events for additional information.
Senior Notes
Related parties of FoA purchased notes in the high-yield debt offering in November 2020 in an aggregate principal amount of $135.0 million.
Equity Investment
On December 6, 2022, the Company entered into separate Stock Purchase Agreements (each, a “Stock Purchase Agreement”) with each of (i) BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership – NQ ESC L.P. and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”) and (ii) Libman Family Holdings LLC (the “BL Investor” and together with the Blackstone Investor, the “Investors”). Pursuant to each such Investor’s respective Stock Purchase Agreement, on the terms and subject to the conditions set forth therein, each of the Investors will purchase 10,869,566 shares of Company Class A Common Stock for an aggregate purchase price of $15.0 million (collectively, the “Equity Investments”), representing a price per share of Company Class A Common Stock equal to the volume weighted average price per share of Company Class A Common Stock on the New York Stock Exchange over the fifteen consecutive trading days ending on December 6, 2022. On March 31, 2023, in conjunction with the closing of the AAG Transaction, the 21,739,132 shares of Company Class A Common Stock were issued to the Investors for $30.0 million.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
31. Condensed Financial Information of Registrant

Finance of America Companies Inc.
(Parent Company Only)
Condensed Statements of Financial Condition
(In thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Investment in subsidiaries	$238,372	$259,895
TOTAL ASSETS	$238,372	$259,895

LIABILITIES AND EQUITY
Payables and other liabilities	$5,895	$5,784
TOTAL LIABILITIES	5,895	5,784

EQUITY
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 100,599,241 and 67,681,856 shares issued, respectively, and 96,340,741 and 63,423,356 shares outstanding, respectively	10	6
Additional paid-in capital	946,929	888,488
Accumulated deficit	(714,383)	(634,295)
Accumulated other comprehensive loss	(79)	(88)
TOTAL EQUITY	232,477	254,111
TOTAL LIABILITIES AND EQUITY	$238,372	$259,895

Finance of America Companies Inc.
(Parent Company Only)
Condensed Statements of Operations and Comprehensive Loss
(In thousands)

	For the year ended December 31, 2023	For the year ended December 31, 2022
OTHER, NET	$(788)	$40,163
NET INCOME (LOSS) BEFORE INCOME TAXES	(788)	40,163
Benefit for income taxes applicable to parent	(677)	(17,524)
NET INCOME (LOSS)	(111)	57,687
Deficit in undistributed loss from subsidiaries	(79,977)	(248,369)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(80,088)	(190,682)
Other comprehensive income (loss)	9	(54)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(80,079)	$(190,736)

As disclosed in Note 1 - Organization and Description of Business, FoA is a holding company and has a controlling interest in FoA Equity. FoA did not have any cash as of December 31, 2023 or December 31, 2022. Therefore, Condensed Statements of Cash Flows have not been presented. Management determined which assets and liabilities were to be used by the operating subsidiaries, and these amounts have been appropriately excluded from the parent company Condensed Statements of Financial Condition of FoA presented above. Changes in these balances are

Finance of America Companies Inc. Notes to Consolidated Financial Statements
reflected as additional contributions and distributions from FoA Equity in the period in which they occur, and had no impact on any cash balances that may have otherwise been maintained at FoA.
Basis of Presentation
The parent company financial statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto. The parent company follows the same accounting policies as disclosed in Note 2 - Summary of Significant Accounting Policies to the Company’s consolidated financial statements. For purposes of this condensed financial information, the Company’s consolidated subsidiaries are recorded based upon its proportionate share of the subsidiaries net assets (similar to presenting them on the equity method).
Since restricted net assets of FoA and its subsidiaries exceed 25% of the consolidated net assets of the Company and its subsidiaries, the accompanying condensed parent company financial statements have been prepared in accordance with Rule 12-04 Schedule 1 of Regulation S-X.
Dividends from Subsidiaries
There were no cash dividends paid to the parent from the Company’s consolidated subsidiaries for the years ended December 31, 2023 and 2022.

32. Earnings Per Share
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted net loss per share (in thousands, except share data and per share amounts):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Basic net loss per share:
Numerator
Net loss from continuing operations	$(166,249)	$(325,868)
Less: Loss from continuing operations attributable to noncontrolling interest(1)	(104,962)	(261,450)
Net loss from continuing operations attributable to holders of Class A Common Stock - basic	$(61,287)	$(64,418)

Net loss from discontinued operations	$(51,909)	$(389,660)
Less: Loss from discontinued operations attributable to noncontrolling interest(1)	(33,108)	(263,396)
Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$(18,801)	$(126,264)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	81,977,533	62,298,532

Basic net loss per share
Continuing operations	$(0.75)	$(1.03)
Discontinued operations	(0.23)	(2.03)
Basic net loss per share	$(0.98)	$(3.06)
(1) The Class A LLC Units of FoA Equity, held by the Continuing Unitholders and Bloom (collectively “Equity Capital Unitholders”), which comprise the noncontrolling interest in the Company, represents a participating security. Therefore, the numerator was adjusted to reduce net loss by the amount of net loss attributable to noncontrolling interest.

Additionally, the Class B Common Stock does not participate in earnings or losses of the Company and, therefore, is not a participating security. The Class B Common Stock has not been included in either the basic or diluted net loss per share calculations.

Finance of America Companies Inc. Notes to Consolidated Financial Statements

Net loss attributable to noncontrolling interest includes an allocation of expense related to the A&R MLTIP subject to special allocation terms per the Amended and Restated Limited Liability Company Agreement (“A&R LLC Agreement”). See Note 22 - Equity-Based Compensation for additional details.

	For the year ended December 31, 2023	For the year ended December 31, 2022
Diluted net loss per share:
Numerator
Net loss from continuing operations attributable to holders of Class A Common Stock - basic	$(61,287)	$(64,418)
Reallocation of net loss from continuing operations assuming exchange of Class A LLC Units(1)	—	(233,420)
Net loss from continuing operations attributable to holders of Class A Common Stock - diluted	$(61,287)	$(297,838)

Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$(18,801)	$(126,264)
Reallocation of net loss from discontinued operations assuming exchange of Class A LLC Units(1)	—	(162,486)
Net loss from discontinued operations attributable to holders of Class A Common Stock - diluted	$(18,801)	$(288,750)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	81,977,533	62,298,532
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock(2)	—	125,937,981
Additional shares under the treasury stock method(3)	—	—
Weighted average shares of Class A Common Stock outstanding - diluted(4)	81,977,533	188,236,513

Diluted net loss per share
Continuing operations	$(0.75)	$(1.58)
Discontinued operations	(0.23)	(1.54)
Diluted net loss per share	$(0.98)	$(3.12)
(1) For the year ended December 31, 2023, the effect of the elimination of the noncontrolling interest due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA was determined to be anti-dilutive under the if-converted method. As such, the effect has been excluded from the calculation of diluted net loss per share. For the year ended December 31, 2022, this adjustment assumes the reallocation of noncontrolling interest earnings, on an after-tax basis, due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA as of the beginning of the period following the if-converted method for calculating diluted net loss per share.

Following the terms of the A&R LLC Agreement, the Class A LLC unitholders will bear approximately 85% of the cost of any vesting associated with the Replacement RSUs and Earnout Right RSUs prior to any distribution by the Company to such Class A LLC unitholders. The remaining compensation cost associated with the Replacement RSUs and Earnout Right RSUs will be born by FoA. As a result of the application of the if-converted method in arriving at diluted net loss per share, the entirety of the compensation cost associated with vesting of the Replacement RSUs and Earnout Right RSUs is assumed to be included in the net loss attributable to holders of the Company’s Class A Common Stock.

(2) The Exchange Agreement allows for the exchange of Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, on a one-for-one basis for shares of Class A Common Stock in FoA. The 137,073,725 weighted average Class A LLC Units outstanding for the year ended December 31, 2023 were determined to be anti-dilutive under the if-converted method and have been excluded from the computation of diluted net loss per share. For the year ended December

Finance of America Companies Inc. Notes to Consolidated Financial Statements
31, 2022, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, exchange their units on a one-for-one basis for shares of Class A Common Stock in FoA.

(3) The Company had 1,088,414 potentially dilutive shares, under the treasury stock method, from RSUs for the year ended December 31, 2023, and none for the year ended December 31, 2022. The potentially dilutive shares from RSUs were determined to be anti-dilutive for the year ended December 31, 2023 and have been excluded from the computation of diluted net loss per share.

The Company had 523,779 potentially dilutive shares, under the treasury stock method, from forward sale share contracts for the year ended December 31, 2023, and none for the year ended December 31, 2022. The potentially dilutive shares from forward sale share contracts were determined to be anti-dilutive for the year ended December 31, 2023 and have been excluded from the computation of diluted net loss per share.

(4) As part of the AAG Transaction, there are two forms of contingently issuable Class A LLC Units: 7,058,416 Units that are equity classified and indemnity holdback units totaling up to 7,142,260 Units that are liability classified. In accordance with ASC 260, Earnings Per Share, these units are not included in the diluted weighted average shares outstanding of Class A Common Stock for the year ended December 31, 2023.

33. Equity
Class A Common Stock
As of December 31, 2023, there were 100,599,241 shares of Class A Common Stock issued, consisting of 96,340,741 shares issued and outstanding and 4,258,500 unvested shares that are subject to vesting and forfeiture. The 4,258,500 unvested shares of Class A Common Stock relate to the Sponsor Earnout. The 4,258,500 unvested shares of Class A Common Stock are not entitled to receive any dividends or other distributions, do not have any other economic rights until such shares are vested, and will not be entitled to receive back dividends or other distributions or any other form of economic “catch-up” if, and when, they become vested. The holders of the 96,340,741 issued and outstanding shares of Class A Common Stock represent the controlling interest of the Company.
Pursuant to the A&R MLTIP, certain equity holders of FoA and FoA Equity are obligated to deliver a number of shares of Class A Common Stock and Class A LLC Units for restricted stock unit awards granted by the Company. During the years ended December 31, 2023 and 2022, in connection with FoA’s settlement of restricted stock units into shares of Class A Common Stock and pursuant to the A&R MLTIP, these equity holders delivered 475,715 and 1,373,080 shares, respectively, of Class A Common Stock and 2,816,363 and 3,749,057 Class A LLC Units, respectively, to the Company in satisfaction of such settlement. The delivery of shares of Class A Common Stock and Class A LLC Units to the Company offset the gross award of RSUs settled. During the years ended December 31, 2023 and 2022, the Company elected to retire 1,692,386 and 2,046,062 shares, respectively, offsetting RSUs withheld to fund employee payroll taxes and instead funded those taxes with operating cash. The future settlement of the Replacement RSUs and Earnout Rights outstanding as of December 31, 2023 (see Note 22 - Equity-Based Compensation) will also be funded by the delivery of Class A Common Stock and Class A LLC Units from certain equity holders of FoA and FoA Equity pursuant to the A&R MLTIP.
Pursuant to the Exchange Agreement, which Bloom became a party to on March 31, 2023, the Equity Capital Unitholders may elect to exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. During the years ended December 31, 2023 and 2022, in connection with FoA’s settlement of the exchange of Class A LLC Units for shares of Class A Common Stock and pursuant to the Exchange Agreement, certain equity holders delivered 8,359,112 and 491,509 Class A LLC Units, respectively, to the Company in exchange for the same number of shares of Class A Common Stock, respectively, in satisfaction of such settlement.
Class B Common Stock
As of December 31, 2023, there are 15 shares of Class B Common Stock outstanding, all holders of which are Class A LLC Unit holders. The Class B Common Stock, par value $0.0001 per share, has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which Class A Common Stock holders are entitled to vote. In consideration for the assets acquired on March 31, 2023, the Company issued to the Seller one share of Class B Common Stock (see Note 3 - Acquisitions).

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Class A LLC Units
The Exchange Agreement sets forth the terms and conditions upon which holders of Class A LLC Units may exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. The Equity Capital Unitholders’ ownership of Class A LLC Units represents the noncontrolling interest of the Company, which is accounted for as permanent equity in the Consolidated Statements of Financial Condition. As of December 31, 2023, there were 229,311,557 Class A LLC Units outstanding. Of the 229,311,557 Class A LLC Units outstanding, 96,340,741 are held by the Class A Common Stock shareholders and 132,970,816 are held by the noncontrolling interest of the Company.
Of the 19,692,990 Class A LLC Units issued to AAG/Bloom in consideration for the assets acquired on March 31, 2023, AAG/Bloom delivered 8,000,000 Class A LLC Units to the Company in exchange for the same number of shares of Class A Common Stock during the year ended December 31, 2023. Additionally, AAG/Bloom is entitled to equity consideration comprised of two forms of contingently issuable Class A LLC Units: 7,058,416 Units that are equity classified and indemnity holdback units totaling up to 7,142,260 Units that are liability classified (see Note 3 - Acquisitions).

34. Subsequent Events
The Company has evaluated subsequent events from the date of the consolidated financial statements of December 31, 2023 through March 15, 2024, the date these consolidated financial statements were issued. No events or transactions were identified that would have an impact on the financial position as of December 31, 2023 or results of operations of the Company for the year ended December 31, 2023, except as follows:
Promissory Notes
On January 30, 2024, FoA Equity and a wholly-owned subsidiary of FoA Equity entered into an omnibus amendment (the “Amendment”) to its Revolving Working Capital Promissory Notes dated June 14, 2019 (as amended from time to time, the “Original Promissory Notes”) with certain funds affiliated with Blackstone Inc. and an entity controlled by Brian L. Libman. The Amendment to the Original Promissory Notes, among other things, increases the aggregate commitments for revolving borrowings under the Original Promissory Notes from $60.0 million to $85.0 million and extends their maturity date from November 30, 2024 to May 25, 2025 (the Original Promissory Notes as amended by the Amendment, the “Amended Promissory Notes”). The Amended Promissory Notes continue to bear interest at a rate per annum equal to 10.0% increasing to 15.0% per annum, effective May 15, 2024.
In addition, the Amended Promissory Notes have the benefit of a new guarantee and security agreement and include certain restrictive covenants and mandatory prepayment events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As described in more detail below, our acquisition of AAG/Bloom was excluded from this assessment of the effectiveness of disclosure controls and procedures and internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (the “COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2023.
On March 31, 2023, the Company completed the acquisition of certain assets, liabilities, and operations of AAG/Bloom (refer to Note 3 - Acquisitions for additional information). Pursuant to Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports as published by the United States Securities and Exchange Commission, the Company is allowed to exclude acquisitions from its report on internal controls over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment of the acquired company. The Company’s evaluation of internal controls over financial reporting for the year ended December 31, 2023 excluded the acquired operations of AAG/Bloom. In terms of size, AAG/Bloom’s operations were significant to the Company, representing 35% of the Company’s loan origination volume for 2023 and 21% of the Company’s total assets. The Company will include all activities related to AAG/Bloom’s operations in its assessment of internal controls over financial reporting in 2024.

BDO USA, P.C., the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Finance of America Companies Inc.
Plano, Texas

Opinion on Internal Control over Financial Reporting

We have audited Finance of America Companies Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years then ended, and the related notes and our report dated March 15, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired operations of American Advisors Group, now known as Bloom Retirement Holdings Inc. (“AAG/Bloom”), which was acquired on March 31, 2023, and which is included in the consolidated statement of financial condition as of December 31, 2023, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for the year then ended. AAG/Bloom’s operations constituted 35% of the Company’s loan origination volume for 2023 and 21% of the Company’s total assets. Management did not assess the effectiveness of internal control over financial reporting of the acquired operations of AAG/Bloom because of the timing of the acquisition which was completed on March 31, 2023. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the operations of AAG/Bloom.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, P.C.
Philadelphia, Pennsylvania
March 15, 2024

Item 9B. Other Information
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

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Definitive Proxy Statement for the 2024 Annual Stockholder Meeting (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2023 fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2023 fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2023 fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2023 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of our 2023 fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements - our consolidated financial statements are included in Part II, Item 8.
(2) Financial Statement Schedules - all financial statement schedules have been omitted because they are not applicable, not material, or because the information required is already included in the consolidated financial statements or the notes thereto.
(3) Exhibits - the exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp; Finance of America Equity Capital LLC; Finance of America Companies Inc.; RPLY Merger Sub LLC; RPLY BLKR Merger Sub LLC; Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P.; Blackstone Tactical Opportunities Associates – NQ L.L.C.; the Sellers; and the Seller Representative.	8-K	2.1	4/7/2021
2.2	Letter Agreement, dated April 1, 2021, by and among Seller Representative and Replay.	8-K	2.2	4/7/2021
2.3	Letter Agreement, dated April 5, 2021, by and among Seller Representative and Replay.	8-K	2.3	4/7/2021
2.4	Letter Agreement, dated March 31, 2021, by and among Family Holdings; TMO; BTO Urban; BTO Urban Holdings II L.P.; and ESC.	8-K	2.4	4/7/2021
3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.2	4/7/2021
3.2	Amended and Restated Bylaws of Finance of America Companies Inc.	8-K	3.3	4/7/2021
4.1	Specimen Warrant Certificate (included in Exhibit 4.2).	8-K	4.1	4/7/2021
4.2	Assignment, Assumption and Amendment Agreement, dated as of April 1, 2021, by and among Replay, Finance of America Companies Inc. and Continental Stock Transfer & Trust Company.	8-K	4.2	4/7/2021
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Replay.	8-K	4.3	4/7/2021
4.4	Description of Capital Stock	10-K	4.4	3/15/2022
10.1	Amended and Restated Sponsor Agreement, dated as of October 12, 2020, between Replay, Finance of America Companies Inc., Finance of America Equity Capital LLC the Sponsor and the Initial Shareholders.	8-K	10.1	4/7/2021

10.2	Stockholders Agreement, dated as of April 1, 2021, between Finance of America Companies Inc. and certain pre-Closing equityholders of Finance of America Equity Capital LLC.	8-K	10.2	4/7/2021
10.3	Registration Rights Agreement, dated as of April 1, 2021, between Finance of America Companies Inc. and the Principal Stockholders.	8-K	10.3	4/7/2021
10.4	Amended and Restated Limited Liability Company Agreement, dated as of April 1, 2021, of Finance of America Equity Capital LLC.	8-K	10.4	4/7/2021
10.5	Exchange Agreement, dated April 1, 2021, between Finance of America Companies Inc., Finance of America Equity Capital LLC and the Continuing Unitholders.	8-K	10.5	4/7/2021
10.6	Tax Receivable Agreement, dated April 1, 2021, between Finance of America Companies Inc., the Blackstone Investors and the other parties thereto.	8-K	10.6	4/7/2021
10.7	Tax Receivable Agreement, dated April 1, 2021, between Finance of America Companies Inc., the BL Investors and the other parties thereto.	8-K	10.7	4/7/2021
10.8	Form of Subscription Agreement.	8-K	10.11	4/7/2021
10.9†	Amended and Restated UFG Holdings LLC Management Long-Term Incentive Plan.	8-K	10.8	4/7/2021
10.10†	Form of Indemnification Agreement.	8-K	10.9	4/7/2021
10.11†	Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	8-K	10.10	4/7/2021
10.11.1†	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	10-Q	10.11	8/16/2021
10.11.2†	Form of Executive Officer Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan	10-K	10.10.2	3/15/2022
10.11.3†	Form of Non-Employee Director Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	10-K	10.10.3	3/15/2022
10.11.4†	Salary Continuation Agreement, dated December 3, 2015, between UFG Holdings LLC and its subsidiaries and Jeremy Prahm.	8-K	10.13	4/7/2021
10.11.5†	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (Replacement RSUs) (included in Exhibit 10.8).	8-K	10.14	4/7/2021
10.11.6†	Form of Option Grant Notice and Option Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan				X
10.12†	First Amended Finance of America Companies Inc. Employee Stock Purchase Plan, dated August 15, 2022.	10-Q	10.2	11/9/2022
10.12.1†	Amendment No. 1 to the First Amended Finance of America Companies Inc. Employee Stock Purchase Plan, dated as of August 10, 2023.	S-8	4.4	8/18/2023

10.13	Indenture, dated as of November 5, 2020, among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee, relating to Finance of America Funding LLC’s 7.875% Senior Notes due 2025.	8-K	10.16	4/7/2021
10.14	Form of Note relating to Finance of America Equity Capital LLC’s 7.875% Senior Notes due 2025 (included in Exhibit 10.16).	8-K	10.17	4/7/2021
10.15	Asset Purchase Agreement, dated as of December 6, 2022, by and among the Company, Finance of America Equity Capital LLC, a Delaware limited liability company, Finance of America Reverse LLC, a Delaware limited liability company and an indirect subsidiary of the Company, American Advisors Group, a California corporation and, for the limited purposes described therein, Reza Jahangiri, an individual residing in the State of California.	10-K	10.16	3/16/2023
10.16	Stock Purchase Agreement, dated as of December 6, 2022, by and among the Company and each of BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership – NQ ESC L.P. and BTO Urban Holdings II L.P.	10-K	10.17	3/16/2023
10.17	Stock Purchase Agreement, dated as of December 6, 2022, by and among the Company and Libman Family Holdings LLC.	10-K	10.18	3/16/2023
10.18	Servicing Rights Purchase and Sale Agreement, dated as of December 6, 2022, by and between Finance of America Reverse LLC, as Purchaser, and American Advisors Group, as Seller.	10-K	10.19	3/16/2023
10.19	Loan Sale Agreement, dated as of December 6, 2022, by and between Finance of America Reverse LLC, as Purchaser, and American Advisors Group, as Seller.	10-K	10.20	3/16/2023
10.20	Amendment Agreement, dated as of March 31, 2023, by and among the Company, Finance of America Equity Capital LLC, Finance of America Reverse LLC, American Advisors Group and, for the limited purposes described therein, Reza Jahangiri.	8-K	2.6	4/3/2023
10.21	Equity Matters Agreement, dated as of March 31, 2023, by and among the Company, Finance of America Equity Capital LLC and American Advisors Group.	8-K	10.1	4/3/2023
10.22	Securities Purchase Agreement, dated as of February 1, 2023, by and among Essent US Holdings, Inc., Incenter LLC and, for the limited purposes described therein, Finance of America Equity Capital LLC.	10-Q	10.1	5/12/2023
10.23††	Amended and Restated Master Repurchase Agreement, dated as of February 28, 2023, by and between Finance of America Reverse LLC, as seller, and Grand Oak Trust, as buyer.	10-Q	10.2	5/12/2023

10.23.1††	First Amendment to Amended and Restated Master Repurchase Agreement, dated as of April 26, 2023, by and between Finance of America Reverse LLC, as seller, and Grand Oak Trust, as buyer.	10-Q	10.3	5/12/2023
10.23.2††	Second Amendment to Amended and Restated Master Repurchase Agreement, dated as of May 31, 2023, by and between Finance of America Reverse LLC, as seller, and Grand Oak Trust, as buyer.	10-Q	10.1	8/9/2023
10.24††	Master Repurchase Agreement, dated as of February 28, 2023, by and between Finance of America Reverse LLC, as seller, and National Founders LP, as buyer.	10-Q	10.4	5/12/2023
10.24.1††	First Amendment to Master Repurchase Agreement, dated as of March 15, 2023, by and between Finance of America Reverse LLC, as seller, and National Founders LP, as buyer.	10-Q	10.5	5/12/2023
10.24.2††	Second Amendment to Master Repurchase Agreement, dated as of April 26, 2023, by and between Finance of America Reverse LLC, as seller, and National Founders LP, as buyer.	10-Q	10.6	5/12/2023
10.24.3††	Third Amendment to Master Repurchase Agreement, dated as of November 8, 2023, by and between Finance of America Reverse LLC, as seller, and National Founders LP, as buyer.				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of BDO USA, P.C. for Finance of America Companies Inc.				X
31.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Incentive Compensation Clawback Policy of Finance of America Companies Inc.				X
99.1	Section 13(r) Disclosure.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X
†	Management contract or compensatory play or arrangement.
††	Confidential portions have been omitted.
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

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Finance of America Companies Inc.
Date: March 15, 2024	By:	/s/ Graham A. Fleming
Graham A. Fleming
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 15, 2024	By:	/s/ Graham A. Fleming
Graham A. Fleming
Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2024	By:	/s/ Matthew A. Engel
Matthew A. Engel
Chief Financial Officer
(Principal Financial Officer)

Date:	March 15, 2024	By:	/s/ Tai A. Thornock
Tai A. Thornock
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 15, 2024	By:	/s/ Brian L. Libman
Brian L. Libman
Chairman of the Board of Directors

Date:	March 15, 2024	By:	/s/ Norma C. Corio
Norma C. Corio
Director

Date:	March 15, 2024	By:	/s/ Robert W. Lord
Robert W. Lord
Director

Date:	March 15, 2024	By:	/s/ Tyson A. Pratcher
Tyson A. Pratcher
Director

Date:	March 15, 2024	By:	/s/ Lance N. West
Lance N. West
Director