Form 10-Q
period 2024-03-31
Finance of America Companies Inc.
filed 2024-05-10
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 6, 2024, there were issued and outstanding 98,809,099 shares of the registrant’s Class A Common Stock, par value $0.0001, and 15 shares of the registrant’s Class B Common Stock, par value $0.0001.

Finance of America Companies Inc. Quarterly Report on Form 10-Q Table of Contents

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “Form 10-Q”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of Finance of America Companies Inc.’s (the “Company”) control. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “budgets,” “forecasts,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including those risks described below. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of this report. Results for any specified quarter are not necessarily indicative of the results that may be expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. In addition to the other information in the Form 10-Q, the following risk factors should be considered carefully in evaluating the Company and our business:
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
•our continued ability to remain in compliance with the terms of the consent orders issued by the Consumer Financial Protection Bureau, which we assumed in connection with our acquisition of operational assets from American Advisors Group;
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
All of these factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements, or our objectives and plans will be achieved. Please refer to Item 1A. Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2024, for further information on these and other risk factors affecting us, as such factors may be amended and updated from time to time in the Company’s subsequent periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov.

PART I - Financial Information Item 1. Financial Statements
Finance of America Companies Inc. Condensed Consolidated Statements of Financial Condition (in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$48,229	$46,482
Restricted cash	195,349	178,319
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related obligations, at fair value	18,050,772	17,548,763
Loans held for investment, subject to nonrecourse debt, at fair value	8,407,602	8,272,393
Loans held for investment, at fair value	535,910	575,228
Intangible assets, net	244,233	253,531
Other assets, net	194,183	226,153
Assets of discontinued operations	7,290	6,721
TOTAL ASSETS	$27,683,568	$27,107,590

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$17,827,060	$17,353,720
Nonrecourse debt, at fair value	7,897,896	7,904,200
Other financing lines of credit	1,071,191	928,479
Notes payable, net (includes amounts due to related parties of $84,630 and $59,130, respectively)	436,193	410,911
Payables and other liabilities	174,858	219,569
Liabilities of discontinued operations	20,647	18,304
TOTAL LIABILITIES	27,427,845	26,835,183
Commitments and Contingencies (Note 13)
EQUITY (Note 19)
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 100,820,259 and 100,599,241 shares issued, respectively, and 96,561,759 and 96,340,741 shares outstanding, respectively	10	10
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized; 15 shares issued and outstanding, respectively	—	—
Additional paid-in capital	950,588	946,929
Accumulated deficit	(721,921)	(714,383)
Accumulated other comprehensive loss	(266)	(249)
Noncontrolling interest	27,312	40,100
TOTAL EQUITY	255,723	272,407
TOTAL LIABILITIES AND EQUITY	$27,683,568	$27,107,590
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Finance of America Companies Inc. Condensed Consolidated Statements of Financial Condition (in thousands)
The following table presents the assets and liabilities of the Company’s consolidated variable interest entities (“VIEs”), which are included in the Condensed Consolidated Statements of Financial Condition above, and excludes retained bonds and beneficial interests that eliminate in consolidation.

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Restricted cash	$183,490	$168,010
Loans held for investment, subject to nonrecourse debt, at fair value	8,026,026	7,881,566
Other assets, net	56,386	68,178
TOTAL ASSETS	$8,265,902	$8,117,754

LIABILITIES
Nonrecourse debt, at fair value	$7,536,990	$7,531,412
Payables and other liabilities	501	546
TOTAL LIABILITIES	$7,537,491	$7,531,958

NET CARRYING VALUE OF ASSETS SUBJECT TO NONRECOURSE DEBT	$728,411	$585,796

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
REVENUES
Net fair value gains on loans and related obligations	$92,635	$176,394
Fee income	6,236	6,352
Gain (loss) on sale and other income from loans held for sale, net	86	(12,426)
Net interest expense:
Interest income	4,266	2,091
Interest expense	(28,541)	(31,556)
Net interest expense	(24,275)	(29,465)
TOTAL REVENUES	74,682	140,855

EXPENSES
Salaries, benefits, and related expenses	39,023	40,814
Loan production and portfolio related expenses	8,613	7,992
Loan servicing expenses	8,218	6,636
Marketing and advertising expenses	8,512	1,956
Depreciation and amortization	9,678	10,105
General and administrative expenses	17,271	16,274
TOTAL EXPENSES	91,315	83,777
IMPAIRMENT OF OTHER ASSETS	(600)	—
OTHER, NET	1,453	936
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,780)	58,014
Provision for income taxes from continuing operations	—	2,532
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(15,780)	55,482
NET LOSS FROM DISCONTINUED OPERATIONS	(4,524)	(40,890)
NET INCOME (LOSS)	(20,304)	14,592
Net income (loss) from continuing operations attributable to noncontrolling interest	(10,145)	36,755
Net loss from discontinued operations attributable to noncontrolling interest	(2,621)	(25,217)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(5,635)	18,727
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(1,903)	(15,673)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(7,538)	$3,054

EARNINGS PER SHARE (Note 18)
Basic weighted average shares outstanding	96,485,585	64,016,845
Basic net income (loss) per share from continuing operations	$(0.06)	$0.29
Basic net income (loss) per share	$(0.08)	$0.05
Diluted weighted average shares outstanding	96,485,585	190,301,012
Diluted net income (loss) per share from continuing operations	$(0.06)	$0.22
Diluted net income (loss) per share	$(0.08)	$0.07

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Finance of America Companies Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
NET INCOME (LOSS)	$(20,304)	$14,592
COMPREHENSIVE INCOME ITEM:
Impact of foreign currency translation adjustment	(17)	64
TOTAL COMPREHENSIVE INCOME (LOSS)	(20,321)	14,656
Less: Comprehensive income (loss) attributable to noncontrolling interest	(10)	11,580
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(20,311)	$3,076

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2023	96,340,741	$10	15	$—	$946,929	$(714,383)	$(249)	132,970,816	$40,100	$272,407
Net loss	—	—	—	—	—	(7,538)	—	—	(12,766)	(20,304)
Equity-based compensation, net	—	—	—	—	3,769	—	—	—	—	3,769
Conversion of LLC Units for Class A Common Stock (Note 19 - Equity)	618	—	—	—	—	—	—	(618)	—	—
Settlement of long-term incentive plan (“LTIP”) restricted stock units (“RSUs”), net (Note 19 - Equity)	88,289	—	—	—	22	—	—	(88,289)	(22)	—
Settlement of other RSUs	271,841	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 19 - Equity)	(139,730)	—	—	—	(132)	—	—	—	—	(132)
Foreign currency translation adjustment	—	—	—	—	—	—	(17)	—	—	(17)
Balance at March 31, 2024	96,561,759	$10	15	$—	$950,588	$(721,921)	$(266)	132,881,909	$27,312	$255,723

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2022	63,423,356	$6	14	$—	$888,488	$(634,295)	$(273)	124,453,301	$150,915	$404,841
Net income	—	—	—	—	—	3,054	—	—	11,538	14,592
Equity-based compensation, net	—	—	—	—	8,109	—	—	—	—	8,109
Conversion of LLC Units for Class A Common Stock (Note 19 - Equity)	3,601	—	—	—	4	—	—	(3,601)	(4)	—
Settlement of LTIP RSUs, net (Note 19 - Equity)	582,698	1	—	—	748	—	—	(582,698)	(658)	91
Settlement of other RSUs	123,604	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 19 - Equity)	(292,360)	—	—	—	(437)	—	—	—	—	(437)
Issuance of shares (Note 17 - Related-Party Transactions)	21,739,132	2	—	—	29,998	—	—	—	—	30,000
Issuance of units (Note 3 - Acquisitions and Note 19 - Equity)	—	—	1	—	—	—	—	19,692,990	33,172	33,172
Foreign currency translation adjustment	—	—	—	—	—	—	64	—	—	64
Balance at March 31, 2023	85,580,031	$9	15	$—	$926,910	$(631,241)	$(209)	143,559,992	$194,963	$490,432

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Finance of America Companies Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Operating Activities(1)
Net income (loss)	$(20,304)	$14,592
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(111,939)	207,226
Net cash provided by (used in) operating activities	(132,243)	221,818

Investing Activities(1)
Purchases and originations of loans held for investment	(684,204)	(875,292)
Proceeds/payments received on loans held for investment	551,350	407,024
Purchases and originations of loans held for investment, subject to nonrecourse debt	(10,522)	(26,981)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	188,219	332,659
Proceeds on sale of mortgage servicing rights (“MSR”)	4,733	80,149
Acquisition of American Advisors Group net assets	—	(140,854)
Acquisition of fixed assets	(461)	(1,923)
Other investing activities, net	358	(1,539)
Net cash provided by (used in) investing activities	49,473	(226,757)

Financing Activities(1)
Proceeds from issuance of HMBS related obligations	468,520	293,669
Payments on HMBS related obligations	(482,739)	(384,618)
Proceeds from issuance of nonrecourse debt	128,185	662,101
Payments on nonrecourse debt	(181,113)	(208,909)
Proceeds from other financing lines of credit	1,277,218	1,335,415
Payments on other financing lines of credit	(1,134,506)	(1,677,418)
Changes in notes payable	26,265	9,790
Issuance of Class A Common Stock	—	30,000
Other financing activities, net	(266)	(837)
Net cash provided by financing activities	101,564	59,193

Effect of exchange rate changes on cash and cash equivalents	(17)	64
Net increase in cash and cash equivalents and restricted cash	18,777	54,318
Cash and cash equivalents and restricted cash, beginning of period(1)	224,801	277,436
Cash and cash equivalents and restricted cash, end of period(1)	$243,578	$331,754

Cash and cash equivalents	$48,229	$103,141
Restricted cash	195,349	228,613
Total cash and cash equivalents and restricted cash, end of period(1)	$243,578	$331,754

Supplementary Cash Flows Information
Cash paid for interest	$100,346	$72,110
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	3,787	2,151
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4 - Discontinued Operations for additional information regarding cash flow associated with the results of discontinued operations.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Description of Business
Finance of America Companies Inc. (“FoA,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware on October 9, 2020. FoA is a financial services holding company which, through its operating subsidiaries, is a leading provider of home equity-based financing solutions for a modern retirement. In addition, FoA offers capital markets and portfolio management capabilities primarily to optimize the distribution of its originated loans to investors.
FoA has a controlling financial interest in Finance of America Equity Capital LLC (“FoA Equity”). FoA Equity owns all of the outstanding equity interests in Finance of America Funding LLC (“FOAF”). FOAF wholly owns Finance of America Holdings LLC (“FAH”) and Incenter LLC (“Incenter” and collectively, with FoA Equity, FOAF, and FAH, known as “holding company subsidiaries”).
The Company, through its FAH holding company subsidiary, operates a lending company, Finance of America Reverse LLC (“FAR”). Through FAR, the Company originates, purchases, sells, securitizes, and services home equity conversion mortgages (“HECM”), which are insured by the Federal Housing Administration (“FHA”), and non-agency reverse mortgages. The Company, through its Incenter holding company subsidiary, has operating service companies (the “operating service subsidiaries” and together with FAR, the “operating subsidiaries”) which provide capital markets and portfolio management capabilities such as secondary markets advisory services, mortgage trade brokerage, and capital management services.
Organizational Transformation and Realignment of Segments
During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines while enhancing our reverse mortgage loan business, as described in further detail below, in order to transform our business from a vertically integrated, diversified lending and complementary services platform to a modern retirement solutions platform. This transformation included the wind-down of the previously reported Mortgage Originations segment and sale of the previously reported Commercial Originations and Lender Services segments. During the quarter ended March 31, 2023, to more closely align with the business strategy, the Company restructured the reporting segments into the following: Retirement Solutions and Portfolio Management. Refer to Note 15 - Business Segment Reporting for additional information.
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
On August 31, 2023, the Company’s indirect subsidiary, Finance of America Mortgage LLC (“FAM”), entered into an agreement to sell certain operational assets of the home improvement lending business. This transaction closed on September 15, 2023. In connection with such transaction, the Company began the process of winding down the operations of the home improvement lending business, which was substantially complete as of March 31, 2024. The wind-down of the home improvement lending business is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations.
On February 1, 2023, Incenter entered into an agreement to sell one hundred percent of (i) the issued and outstanding shares of capital stock of Agents National Title Holding Company (“ANTIC”), a direct subsidiary of Incenter and an indirect subsidiary of the Company, and (ii) the issued and outstanding membership interests of Boston National Holdings LLC (“BNT”), a direct subsidiary of Incenter and an indirect subsidiary of the Company. The closing of the ANTIC and BNT sale was completed on July 3, 2023. The Company historically included the operations of ANTIC and BNT in its previously reported Lender Services segment. On March 30, 2023, the FoA Equity Board authorized a plan to sell assets making up the remainder of the Company’s previously reported Lender Services segment, with the exception of its Incenter Solutions LLC operating service subsidiary. The Company completed the sale of such assets on June 30, 2023. Refer to Note 4 - Discontinued Operations for additional information.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
During the quarter ended September 30, 2023, the Company ceased the operations of the Company’s Incenter Solutions LLC operating service subsidiary. The wind-down of Incenter Solutions LLC was substantially complete as of December 31, 2023. The wind-down of Incenter Solutions LLC is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the operations of Incenter Solutions LLC are reported within Corporate and Other in Note 15 - Business Segment Reporting, rather than as discontinued operations.
On February 19, 2023, FAH and FAM entered into an agreement to sell certain commercial originations operational assets of FAM, operating under the brand Finance of America Commercial (“FACo”). This transaction closed on March 14, 2023. The Company historically included the commercial originations operations of FACo in its previously reported Commercial Originations segment. In connection with the transaction, the Company discontinued the operations of and wound-down its Commercial Originations segment. Refer to Note 4 - Discontinued Operations for additional information.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements comprise the financial statements of FoA and its controlled subsidiaries. The condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial condition as of March 31, 2024 and its results of operations and cash flows for the three months ended March 31, 2024 and 2023. The Condensed Consolidated Statement of Financial Condition at December 31, 2023 was derived from audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or for the full year. The condensed consolidated financial statements, including the significant accounting policies, should be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2023 within the Company’s Annual Report on Form 10-K.
The significant accounting policies, together with the other Notes to Condensed Consolidated Financial Statements, are an integral part of the condensed consolidated financial statements.
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Issued Accounting Guidance, Not Yet Adopted as of March 31, 2024

Standard	Description	Date of Planned Adoption	Effect on Condensed Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 which requires disclosures of significant reportable expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss.

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
The Company determined that the AAG Transaction should be considered an asset acquisition, because substantially all of the fair value of the acquired assets was concentrated in a single group of similar assets. Under the accounting for asset acquisitions, the acquisition is recorded using a cost accumulation and allocation model under which the cost of the acquisition is allocated on a relative fair value basis to the assets acquired and liabilities assumed. Acquisition-related transaction costs are capitalized as a component of the cost of the assets acquired. Consequently, no goodwill was recognized as part of this transaction.
The following table summarizes the fair value of the consideration transferred and the major classes of assets acquired and liabilities assumed in relation to the March 31, 2023 acquisition (in thousands):

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

Consideration transferred:
FoA Class B Common Stock(1) (Note 19 - Equity)	$—
Cash consideration(2)	3,100
Notes payable to Seller	4,500
Pay off indebtedness(2)	136,984
Initial equity consideration – Class A LLC Units(3) (Note 19 - Equity)	24,419
Deferred equity consideration – Class A LLC Units(4) (Note 19 - Equity)	13,137
Other liabilities assumed	8,429
Buyer transaction expenses(2)	770
Forgiveness of bridge working capital notes payable	24,034
Total cost	$215,373
Assets acquired:
Loans held for investment, subject to HMBS related obligations	$5,448,712
Loans held for investment	138,270
Fixed assets and leasehold improvements	2,400
Right-of-use leased assets	491
Other assets	6,270
Total assets acquired	$5,596,143
Liabilities assumed:
HMBS related obligations	$5,354,372
Operating lease liabilities	492
Payables and other liabilities	25,906
Total liabilities assumed	5,380,770
Net identifiable assets acquired	$215,373
(1) The Seller owns one share of FoA Class B Common Stock. Class B Common Stock has no economic rights but entitles each holder of at least one such share (regardless of the number of shares held) to a number of votes that is equal to the aggregate number of units of FoA Equity (“Class A LLC Units”) held by the holder on all matters on which Class A Common Stockholders are entitled to vote. The fair value of the Class B Common Stock was determined to be negligible as there are no economic rights associated with the Class B Common Stock.
(2) Amounts represent the cash portion of the consideration paid to acquire the net assets of AAG/Bloom. Total cash consideration was $140.9 million.
(3) At the closing of the AAG Transaction, FoA Equity issued 19,692,990 Class A LLC Units to the Seller, which hold 1:1 conversion rights for Class A Common Stock of FoA. At the closing date, the fair value of these Class A LLC Units were equal to the Class A Common Stock share price of $1.24 per share.
(4) The deferred equity consideration is comprised of two forms of issuable Class A LLC Units; 7,058,416 units with a fair value of $8.7 million that are equity classified and indemnity holdback units totaling up to 7,142,260 units as of the acquisition date with a fair value of $4.4 million that are liability classified. The deferred equity consideration that is liability classified is recorded in payables and other liabilities in the Condensed Consolidated Statements of Financial Condition.
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Discontinued Operations
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
The following table summarizes the major classes of assets and liabilities classified as discontinued operations as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Assets
Other assets, net	$7,290	$6,721
Liabilities
Payables and other liabilities	20,647	18,304
The following table summarizes the major components of net loss from discontinued operations (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Revenues
Net fair value gains on loans and related obligations	$—	$308
Fee income	—	32,628
Gain on sale and other income from loans held for sale, net	—	396
Net interest expense:
Interest income	—	517
Interest expense	—	(820)
Net interest expense	—	(303)
Total revenues	—	33,029

Expenses
Salaries, benefits, and related expenses	—	30,851
Loan production and portfolio related expenses	—	1,037
Marketing and advertising expenses	—	540
Depreciation and amortization	—	2,778
General and administrative expenses	1,524	25,150
Total expenses	1,524	60,356
Impairment of other assets(1)	—	(1,055)
Other, net(2)	(3,000)	(9,089)
Net loss from discontinued operations before income taxes	(4,524)	(37,471)
Provision for income taxes from discontinued operations	—	3,419
Net loss from discontinued operations	(4,524)	(40,890)
Net loss from discontinued operations attributable to noncontrolling interest	(2,621)	(25,217)
Net loss from discontinued operations attributable to controlling interest	$(1,903)	$(15,673)
(1) The Company evaluates the carrying value of long-lived assets, including fixed assets, leasehold improvements as well as right-of-use assets in operating leases when indicators of impairment exist in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. Based on the analysis, the Company recognized an impairment

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
charge in the three months ended March 31, 2023, related to the sale of the previously reported Commercial Originations segment.
(2) Includes a $3.0 million contingent liability related to our discontinued operations for the three months ended March 31, 2024 and a $10.2 million loss on the sale of our commercial originations operational assets for the three months ended March 31, 2023.
The Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 included the following material activities related to discontinued operations (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Gain on sale and other income from loans held for sale, net	$—	$396
Unrealized fair value changes on loans, related obligations, and derivatives	—	308
Impairment of other assets	—	1,055
Depreciation and amortization	—	2,778
Acquisition of fixed assets	—	1,815

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
Consolidated VIEs
FAR
FAR securitizes certain of its interests in HECM buyouts and non-agency reverse mortgage loans. The transactions provide investors with the ability to invest in a pool of reverse mortgage loans secured by residential properties. The transactions provide FAR with access to liquidity for these assets, ongoing servicing fees, and potential residual returns. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying reverse mortgage loans, which serve as collateral for the debt. The securitizations are callable at or following the optional redemption date as defined in the respective indenture agreements.
In the three months ended March 31, 2024, the Company redeemed outstanding securitized notes related to certain non-agency reverse product securitizations. As part of the redemptions, the Company paid off notes with outstanding principal balances of $424.7 million. The notes were paid off at par.
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the three months ended March 31, 2024 or 2023.
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Condensed Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	March 31, 2024	December 31, 2023
ASSETS
Restricted cash	$183,490	$168,010
Loans held for investment, subject to nonrecourse debt, at fair value	8,026,026	7,881,566
Other assets, net	56,386	68,178
TOTAL ASSETS	$8,265,902	$8,117,754

LIABILITIES
Nonrecourse debt, at fair value	$8,015,402	$7,859,065
Payables and other liabilities	501	546
TOTAL VIE LIABILITIES	8,015,903	7,859,611
Retained bonds and beneficial interests eliminated in consolidation	(478,412)	(327,653)
TOTAL CONSOLIDATED LIABILITIES	$7,537,491	$7,531,958
Unconsolidated VIEs
Transfer of loans accounted for as sales
The Company securitized certain of its interests in non-agency reverse mortgage loans and in agency-eligible residential mortgage loans. The transactions provided investors with the ability to invest in a pool of mortgage loans secured by residential properties and provided the Company with access to liquidity for these assets and ongoing service fees. The Company’s beneficial interest in the securitizations is limited to a 5% eligible vertical interest in the trusts. The Company determined that the securitization structures meet the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and that the contractual role as servicer is not a variable interest. The transfers of the loans to the VIEs were determined to be sales. The Company derecognized the mortgage loans and did not consolidate the trusts.
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The tables below present a summary of the unconsolidated VIEs for which the Company holds variable interests (in thousands).

	March 31, 2024
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$50,124	$—	$50,124	$996,999
Transfers of loans - secured borrowing
Loans and nonrecourse liability	388,565	367,582	20,983	388,565
TOTAL	$438,689	$367,582	$71,107	$1,385,564

	December 31, 2023
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$50,774	$—	$50,774	$1,008,152
Transfers of loans - secured borrowing
Loans and nonrecourse liability	389,557	368,343	21,214	389,557
TOTAL	$440,331	$368,343	$71,988	$1,397,709

As of March 31, 2024 and December 31, 2023, there were $0.8 million and $0.7 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due.

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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2024 and 2023.
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

Loans held for investment
Inventory buyouts	The fair value of repurchased loans is based on expected cash proceeds of the liquidation of the underlying properties and expected claim proceeds from HUD. The primary assumptions utilized in valuing nonperforming repurchased loans include CPR, loss frequency, loss severity, and discount rate.

	Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution, including assignments to FHA. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and, as servicer, the Company is exposed to losses upon resolution of the loan.	Level 3
Non-agency reverse mortgage loans	The fair value of non-agency reverse mortgage loans is based on values for investments with similar investment grade ratings and the value the Company would expect to receive if the whole loans were sold to an investor.

	The Company values non-agency reverse mortgage loans utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio. The primary assumptions utilized in valuing the loans include WAL, LTV, CPR, loss severity, HPA, and discount rate.	Level 3

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

Commercial mortgage loans	This product is valued using a discounted cash flow (“DCF”) model with SMM, discount rate, and constant default rate (“CDR”) assumptions.	Level 3
Other assets
Loans held for sale - residential mortgage loans	This includes all mortgage loans that can be sold to the agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available.	Level 2
Retained bonds
Management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal valuation model. The primary assumptions utilized include WAL and discount rate.
Level 3
MSR
The Company valued MSR internally through a DCF analysis and calculated using a pricing model. This pricing model is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions such as discount rate and weighted average CPR. The range and weighted average of the unobservable inputs of MSR are not meaningful at March 31, 2024 or December 31, 2023.
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
Deferred purchase price liabilities
Deferred purchase price liabilities
These liabilities are measured based on the estimated amount of indemnified claims associated with the AAG Transaction and the closing market price of the Company’s publicly-traded stock on the applicable date of the Condensed Consolidated Statements of Financial Condition. Refer to Note 3 - Acquisitions for additional information.
Level 3
Tax Receivable Agreements (“TRA”) obligation	The fair value is derived through the use of a DCF model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3
Warrant liability
Warrants	The warrants are publicly-traded and are valued based on the closing market price of the applicable date of the Condensed Consolidated Statements of Financial Condition.	Level 1

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
CPR	NM	20.7%	NM	20.1%
Loss frequency	NM	4.2%	NM	4.5%
Loss severity	3.6% - 14.5%	3.8%	3.4% - 12.9%	3.5%
Discount rate	NM	5.1%	NM	5.0%
Average draw rate	NM	1.1%	NM	1.1%
Loans held for investment, subject to nonrecourse debt:
HECM buyouts - securitized (nonperforming)
CPR	NM	39.3%	NM	39.8%
Loss frequency	23.1% - 100.0%	49.3%	23.1% - 100%	51.0%
Loss severity	3.6% - 14.5%	7.0%	3.4% - 12.8%	6.4%
Discount rate	NM	9.0%	NM	8.6%
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.3	NM	7.4
CPR	NM	15.2%	NM	15.1%
Loss severity	3.6% - 14.5%	7.0%	3.4% - 12.8%	6.9%
Discount rate	NM	8.5%	NM	8.2%
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	9.9	NM	9.7
LTV	0.0% - 106.0%	45.6%	0.0% - 79.6%	45.9%
CPR	NM	14.6%	NM	14.7%
Loss severity	NM	10.0%	NM	10.0%
HPA	(6.3)% - 7.1%	3.3%	(9.8)% - 7.6%	3.3%
Discount rate	NM	7.2%	NM	6.9%
Commercial mortgage loans - securitized
SMM	NM	9.2%	NM	10.7%
Discount rate	NM	18.5%	NM	16.5%
Loss rate	NM	3.8%	NM	1.0%
Loans held for investment:
Inventory buyouts
CPR	NM	40.6%	NM	41.5%
Loss frequency	NM	46.8%	NM	48.2%
Loss severity	3.6% - 14.5%	5.4%	3.4% - 12.8%	5.1%
Discount rate	NM	9.0%	NM	8.6%
Non-agency reverse mortgage loans
WAL (in years)	NM	11.5	NM	12.1
LTV	1.3% - 67.3%	34.1%	3.9% - 53.8%	33.8%
CPR	NM	14.6%	NM	14.4%
Loss severity	NM	10.0%	NM	10.0%
HPA	(6.3)% - 7.1%	3.2%	(9.8)% - 7.6%	3.1%
Discount rate	NM	7.1%	NM	6.9%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Commercial mortgage loans
SMM	NM	5.1%	NM	73.6%
CDR	NM	31.2%	NM	25.6%
Discount rate	9.6% - 20.7%	13.6%	9.6% - 20.0%	13.2%
Other assets:
Retained bonds
WAL (in years)	2.3 - 23.2	4.8	2.3 - 23.4	4.9
Discount rate	(24.3)% - 12.6%	7.3%	(31.2)% - 12.3%	6.7%

Liabilities
HMBS related obligations
CPR	NM	24.6%	NM	23.8%
Discount rate	NM	5.1%	NM	5.0%
Nonrecourse debt:
Reverse mortgage loans:
Performing/Nonperforming HECM securitizations
WAL (in years)	NM	0.7	NM	0.9
CPR	21.6% - 24.2%	23.0%	21.5% - 22.3%	21.9%
Discount rate	NM	10.3%	NM	10.0%
Securitized non-agency reverse
WAL (in years)	1.0 - 11.1	4.6	0.8 - 11.2	4.5
CPR	0.0% - 21.0%	13.3%	10.6% - 22.3%	14.7%
Discount rate	NM	7.2%	NM	7.0%
Nonrecourse commercial loan financing liability
WAL (in months)	NM	1.2	NM	1.8
Weighted average SMM	NM	45.4%	NM	33.3%
Discount rate	NM	10.9%	NM	9.1%
Deferred purchase price liabilities
TRA obligation
Discount rate	NM	35.8%	NM	33.0%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$18,050,772	$—	$—	$18,050,772
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,327,915	—	—	8,327,915
Commercial mortgage loans	79,687	—	—	79,687
Loans held for investment:
Reverse mortgage loans	535,159	—	—	535,159
Commercial mortgage loans	751	—	—	751
Other assets:
Loans held for sale - residential mortgage loans	2,465	—	2,465	—
Retained bonds	42,906	—	—	42,906
MSR	783	—	—	783
Total assets	$27,040,438	$—	$2,465	$27,037,973

Liabilities
HMBS related obligations	$17,827,060	$—	$—	$17,827,060
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,883,472	—	—	7,883,472
Nonrecourse commercial loan financing liability	14,424	—	—	14,424
Deferred purchase price liabilities:
Deferred purchase price liabilities	2,794	—	—	2,794
TRA obligation	4,824	—	—	4,824
Warrant liability	431	431	—	—
Total liabilities	$25,733,005	$431	$—	$25,732,574

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$17,548,763	$—	$—	$17,548,763
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,138,403	—	—	8,138,403
Commercial mortgage loans	133,990	—	—	133,990
Loans held for investment:
Reverse mortgage loans	574,271	—	—	574,271
Commercial mortgage loans	957	—	—	957
Other assets:
Loans held for sale - residential mortgage loans	4,246	—	4,246	—
Retained bonds	44,297	—	—	44,297
MSR	6,436	—	—	6,436
Loan purchase commitments	630	—	630	—
Total assets	$26,451,993	$—	$4,876	$26,447,117

Liabilities
HMBS related obligations	$17,353,720	$—	$—	$17,353,720
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,876,932	—	—	7,876,932
Nonrecourse commercial loan financing liability	27,268	—	—	27,268
Deferred purchase price liabilities:
Deferred purchase price liabilities	4,318	—	—	4,318
TRA obligation	4,537	—	—	4,537
Warrant liability	1,150	1,150	—	—
Total liabilities	$25,267,925	$1,150	$—	$25,266,775

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Assets
Three months ended March 31, 2024	Loans held for investment	Loans held for investment, subject to nonrecourse debt	MSR	Retained bonds
Beginning balance	$18,123,991	$8,272,393	$6,436	$44,297
Total gain (loss) included in earnings	604,482	23,599	(920)	(742)
Purchases, settlements, and transfers:
Purchases and additions	684,204	10,522	—	—
Sales and settlements	(551,350)	(188,219)	(4,733)	(649)
Transfers in (out) between categories	(274,645)	289,307	—	—
Ending balance	$18,586,682	$8,407,602	$783	$42,906

	Liabilities
Three months ended March 31, 2024	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(17,353,720)	$(7,876,932)	$(27,268)	$(4,318)	$(4,537)
Total gain (loss) included in earnings	(487,559)	(55,487)	8,863	1,524	(287)
Purchases, settlements, and transfers:
Purchases and additions	(468,520)	(128,185)	—	—	—
Settlements	482,739	177,132	3,981	—	—
Ending balance	$(17,827,060)	$(7,883,472)	$(14,424)	$(2,794)	$(4,824)

	Assets
Three months ended March 31, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Purchase commitments
Beginning balance	$12,022,098	$7,454,638	$161,861	$95,096	$46,439	$9,356
Total gain (loss) included in earnings	244,759	298,636	(828)	(1,369)	1,031	—
Purchases, settlements, and transfers:
Purchases and additions	6,462,274	26,981	40,468	405	—	—
Sales and settlements	(406,942)	(333,324)	(198,338)	(80,419)	(422)	(9,356)
Transfers in (out) between categories	(961,660)	927,896	15,580	—	—	—
Ending balance	$17,360,529	$8,374,827	$18,743	$13,713	$47,048	$—

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Liabilities
Three months ended March 31, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(10,996,755)	$(7,175,857)	$(106,758)	$(60,562)	$(137)	$(3,781)
Total gain (loss) included in earnings	(147,451)	(237,315)	381	748	—	1,579
Purchases, settlements, and transfers:
Purchases and additions	(5,648,041)	(639,499)	(22,600)	—	(4,385)	—
Settlements	384,618	96,796	53,288	58,826	—	—
Ending balance	$(16,407,629)	$(7,955,875)	$(75,689)	$(988)	$(4,522)	$(2,202)

Fair Value Option
The Company has elected to measure its loans held for investment, loans held for sale, HMBS related obligations, and nonrecourse debt at fair value under the fair value option. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company’s operational and risk management strategies. Presented in the tables below are the fair value and the unpaid principal balance (“UPB”), at March 31, 2024 and December 31, 2023, of financial assets and liabilities for which the Company has elected the fair value option (in thousands):

March 31, 2024	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$18,050,772	$17,113,496
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,327,915	8,483,961
Commercial mortgage loans	79,687	92,561
Loans held for investment:
Reverse mortgage loans	535,159	519,237
Commercial mortgage loans	751	1,044
Other assets:
Loans held for sale - residential mortgage loans	2,465	6,997
Liabilities at fair value under the fair value option
HMBS related obligations	17,827,060	17,113,496
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,883,472	8,447,617
Nonrecourse commercial loan financing liability	14,424	22,295

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2023	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$17,548,763	$16,875,437
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,138,403	8,257,750
Commercial mortgage loans	133,990	136,622
Loans held for investment:
Reverse mortgage loans	574,271	558,577
Commercial mortgage loans	957	1,044
Other assets:
Loans held for sale - residential mortgage loans	4,246	9,247
Liabilities at fair value under the fair value option
HMBS related obligations	17,353,720	16,875,437
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,876,932	8,429,135
Nonrecourse commercial loan financing liability	27,268	26,661

Net fair value gains on loans and related obligations
Provided in the table below is a summary of the components of net fair value gains on loans and related obligations (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net origination gains	$39,657	$24,475
Interest income on mortgage loans	460,034	309,494
Interest expense on HMBS and nonrecourse obligations	(373,736)	(224,391)
Servicing related income, net(1)	10,726	4,391
Fair value changes from model amortization(2)	(57,608)	(50,266)
Net fair value gains from portfolio activity	39,416	39,228
Net fair value gains from changes in market inputs or model assumptions	13,562	112,691
Net fair value gains on loans and related obligations	$92,635	$176,394
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
Fair Value of Other Financial Instruments
As of March 31, 2024 and December 31, 2023, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of notes payable, net. Notes payable, net, includes our senior unsecured high-yield debt and related-party credit line recorded at the carrying value of $436.2 million and $410.9 million as of March 31, 2024 and December 31, 2023, respectively, and have a fair value of $373.9 million and $345.6 million as of March 31, 2024 and December 31, 2023, respectively. The fair value for notes payable, net, was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input. For other financial instruments that were not recorded at fair value, such as cash and cash equivalents including restricted cash, promissory notes receivable, and other financing lines of credit, the carrying value approximates fair

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
value due to the short-term nature of such instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 3 inputs, with the exception of cash and cash equivalents, including restricted cash, which are Level 1 inputs.

7. Reverse Mortgage Portfolio Composition
The table below summarizes the composition and the outstanding UPB of the reverse mortgage loan portfolio serviced by the Company (in thousands):

	March 31, 2024	December 31, 2023
Reverse mortgage loans:
Reverse mortgage loans held for investment, subject to HMBS related obligations	$17,113,496	$16,875,437

Reverse mortgage loans held for investment, subject to nonrecourse debt:
Performing HECM buyouts	215,839	216,184
Nonperforming HECM buyouts	382,644	409,965
Non-agency reverse mortgages	7,885,478	7,631,601
Total reverse mortgage loans held for investment, subject to nonrecourse debt	8,483,961	8,257,750

Reverse mortgage loans held for investment:
Non-agency reverse mortgages	243,500	241,424
HECM loans not securitized(1)	107,309	101,820
Unpoolable HECM loans(2)	157,032	203,957
Unpoolable HECM tails	11,396	11,376
Total reverse mortgage loans held for investment	519,237	558,577

Total owned reverse mortgage portfolio	26,116,694	25,691,764
Loans reclassified as government guaranteed receivable	72,981	94,636
Loans serviced for others	156,220	164,742
Total serviced reverse mortgage loan portfolio	$26,345,895	$25,951,142
(1) Loans not securitized represent primarily newly originated loans and poolable tails.
(2) Unpoolable loans represent primarily loans that have reached 98% of their maximum claim amount (“MCA”).

The table below summarizes the reverse mortgage portfolio owned by the Company by product type (in thousands):

	March 31, 2024	December 31, 2023
Fixed rate loans	$6,951,821	$6,817,176
Adjustable rate loans	19,164,873	18,874,588
Total owned reverse mortgage portfolio	$26,116,694	$25,691,764

As of March 31, 2024 and December 31, 2023, there were $463.1 million and $525.0 million, respectively, of foreclosure proceedings in process, which are included in loans held for investment, at fair value, or loans held for investment, subject to nonrecourse debt, at fair value, in the Condensed Consolidated Statements of Financial Condition.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Loans, at Fair Value
Loans held for investment and held for sale consisted of the following (in thousands):

March 31, 2024	Unpaid Principal Balance	Fair Value Adjustments	Estimated Fair Value
Loans held for investment, subject to HMBS related obligations	$17,113,496	$937,276	$18,050,772

Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,483,961	(156,046)	8,327,915
Commercial mortgage loans	92,561	(12,874)	79,687
Total loans held for investment, subject to nonrecourse debt	8,576,522	(168,920)	8,407,602

Loans held for investment(1):
Reverse mortgage loans	519,237	15,922	535,159
Commercial mortgage loans	1,044	(293)	751
Total loans held for investment	520,281	15,629	535,910

Other assets:
Loans held for sale - residential mortgage loans	6,997	(4,532)	2,465

Total loan portfolio	$26,217,296	$779,453	$26,996,749
(1) As of March 31, 2024, there was $484.9 million in UPB in loans held for investment pledged as collateral for financing lines of credit.

December 31, 2023	Unpaid Principal Balance	Fair Value Adjustments	Estimated Fair Value
Loans held for investment, subject to HMBS related obligations	$16,875,437	$673,326	$17,548,763

Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,257,750	(119,347)	8,138,403
Commercial mortgage loans	136,622	(2,632)	133,990
Total loans held for investment, subject to nonrecourse debt	8,394,372	(121,979)	8,272,393

Loans held for investment(1):
Reverse mortgage loans	558,577	15,694	574,271
Commercial mortgage loans	1,044	(87)	957
Total loans held for investment	559,621	15,607	575,228

Other assets:
Loans held for sale - residential mortgage loans	9,247	(5,001)	4,246

Total loan portfolio	$25,838,677	$561,953	$26,400,630

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) As of December 31, 2023, there was $487.9 million in UPB in loans held for investment pledged as collateral for financing lines of credit.
The tables below show the total amount of loans held for investment and held for sale that were greater than 90 days past due and on non-accrual status (in thousands):

March 31, 2024	Unpaid Principal Balance	Estimated Fair Value	Difference
Loans held for investment, subject to nonrecourse debt:
Commercial mortgage loans	$33,243	$27,295	$(5,948)

Loans held for investment:
Commercial mortgage loans	1,044	751	(293)

Other assets:
Loans held for sale - residential mortgage loans	3,931	20	(3,911)

Total loans 90 days or more past due and on non-accrual status	$38,218	$28,066	$(10,152)

December 31, 2023	Unpaid Principal Balance	Estimated Fair Value	Difference
Loans held for investment, subject to nonrecourse debt:
Commercial mortgage loans	$34,115	$31,244	$(2,871)

Other assets:
Loans held for sale - residential mortgage loans	4,324	428	(3,896)

Total loans 90 days or more past due and on non-accrual status	$38,439	$31,672	$(6,767)

The table below shows a reconciliation of the changes in loans held for sale (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Beginning balance	$4,246	$173,984
Originations/purchases/repurchases	2,284	79,286
Proceeds from sales	(4,151)	(200,456)
Net transfers related to loans held for sale	—	15,580
Net transfers related to discontinued operations	—	12,526
Gain (loss) on loans held for sale, net	86	(12,387)
Net fair value gain on loans held for sale	—	8,961
Ending balance	$2,465	$77,494

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
9. HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Ginnie Mae loan pools - UPB	$17,113,496	$16,875,437
Fair value adjustments	713,564	478,283
Total HMBS related obligations, at fair value	$17,827,060	$17,353,720

Weighted average remaining life (in years)	4.0	4.1
Weighted average interest rate	6.4%	6.6%

The Company was servicing 2,622 and 2,552 Ginnie Mae loan pools at March 31, 2024 and December 31, 2023, respectively.

10. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date	Interest Rate	Original Issue Amount	March 31, 2024	December 31, 2023
Securitization of performing/nonperforming HECM loans	February 2022 - August 2022	February 2032 - August 2032	2.69% - 9.32%	$1,084,935	$623,988	$672,911
Securitization of non-agency reverse loans	May 2018 - February 2024	May 2050 - February 2074	1.25% - 4.50%	9,192,451	7,430,291	7,331,305
Securitization of commercial loans	April 2021	May 2025	2.10% - 5.40%	$268,511	48,051	83,237
Total consolidated VIE nonrecourse debt UPB					8,102,330	8,087,453
Nonrecourse reverse loan financing liability(1)					345,287	341,682
Nonrecourse commercial loan financing liability(2)					22,295	26,661
Fair value adjustments					(572,016)	(551,596)
Total nonrecourse debt, at fair value					$7,897,896	$7,904,200
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
(2) Nonrecourse commercial loan financing liability is comprised of the balance of the nonrecourse debt for the applicable period associated with a commercial mortgage securitization. As the securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt is accounted for by FoA and presented separately from the other nonrecourse debts. Refer to Note 5 - Variable Interest Entities and Securitizations for additional information.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of March 31, 2024, estimated maturities for nonrecourse debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
Remainder of 2024	$1,277,278
2025	1,539,192
2026	2,825,222
2027	304,009
2028	298,924
Thereafter	2,225,287
Total payments on nonrecourse debt	$8,469,912

11. Other Financing Lines of Credit
The following summarizes the components of other financing lines of credit (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	March 31, 2024	December 31, 2023
Reverse Lines:
June 2024 - October 2026	Bloomberg short-term bank yield (“BSBY”) index/Secured Overnight Financing Rate (“SOFR”) + applicable margin	First Lien Mortgages	$932,500	$433,829	$432,918
Various(2)	Bond accrual rate/SOFR + applicable margin	Mortgage Related Assets	498,228	482,228	344,367
October 2027	SOFR + applicable margin	MSR	70,000	69,231	69,231
October 2024	BSBY + applicable margin	Unsecuritized Tails	30,000	28,750	23,620
Subtotal reverse lines of credit			$1,530,728	$1,014,038	$870,136
Mortgage Lines:
October 2024	BSBY + applicable margin	First Lien Mortgages	$12,500	$1,446	$2,135
Various(2)	Bond accrual rate + applicable margin	Mortgage Related Assets	35,707	35,707	36,208
Subtotal mortgage lines of credit			$48,207	$37,153	$38,343
Commercial Lines:
July 2024	SOFR + applicable margin	Mortgage Related Assets	$20,000	$20,000	$20,000
Total other financing lines of credit			$1,598,935	$1,071,191	$928,479
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of March 31, 2024.
(2)These lines of credit are tied to the maturity date of the underlying mortgage related assets that have been pledged as collateral.

As of March 31, 2024 and December 31, 2023, the weighted average outstanding interest rates on outstanding financing lines of credit of the Company were 6.54% and 6.90%, respectively.
The Company’s financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability.
As of March 31, 2024, the Company was in compliance with all of its financial covenants related to required liquidity reserves, debt service coverage ratio, tangible net worth amounts, and required profitability.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The terms of the Company’s financing arrangements and credit facilities contain covenants, and the terms of the Company’s government sponsored entities (“GSE”)/seller servicer contracts contain requirements that may restrict FoA Equity and its subsidiaries from paying distributions to its members. These restrictions include restrictions on paying distributions whenever the payment of such distributions would cause FoA Equity or its subsidiaries to no longer be in compliance with any of its financial covenants or GSE requirements. Further, FoA Equity is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FoA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FoA Equity are generally subject to similar legal limitations on their ability to make distributions to FoA Equity.
As of March 31, 2024, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	March 31, 2024	Maximum Allowable Distribution(1)
FAM
Adjusted Tangible Net Worth	$10,000	$10,667	$667
Liquidity	1,000	2,300	1,300
FAR
Adjusted Tangible Net Worth	$250,000	$474,156	$224,156
Liquidity	40,000	42,731	2,731
Leverage Ratio	6:1	3.2:1	219,827
FAH
Adjusted Tangible Net Worth	$220,000	$456,467	$236,467
Liquidity	40,000	45,763	5,763
Leverage Ratio	10:1	3.7:1	288,165
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Litigation
The Company’s business is subject to legal proceedings, examinations, investigations, and reviews by various federal, state, and local regulatory and enforcement agencies as well as private litigants such as the Company’s borrowers or former employees. At any point in time, the Company may have open investigations with regulators or enforcement agencies, including examinations and inquiries related to its loan servicing and origination practices. These matters and other pending or potential future investigations, examinations, inquiries, or lawsuits may lead to administrative or legal proceedings, and possibly result in remedies, including fines, penalties, restitution, alterations in business practices, or additional expenses and collateral costs.
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
As of March 31, 2024, there were no matters that the Company considered to be probable or reasonably possible for which they could estimate losses or a reasonable range of estimated losses.
The Company is a defendant in three representative lawsuits alleging violations of the California Labor Code and brought pursuant to the California Private Attorneys General Act (“PAGA”). The cases have been coordinated. On November 4, 2022, the court ordered that each of the plaintiffs’ individual PAGA claims must be arbitrated and that their representative PAGA claims will be stayed pending a ruling by the California Supreme Court in the third-party case Adolph v. Uber Technologies, Inc. On July 17, 2023, the California Supreme Court issued its decision in Adolph, ruling that an order compelling arbitration of individual claims does not strip the plaintiff of standing to litigate the representative portion of the PAGA claim. The Company has settled one of the three individual arbitration claims for a de minimis amount and is in different stages of the remaining two individual arbitration claims. Generally, the representative PAGA claims will remain stayed until the individual claims are resolved. Due to the unpredictable nature of litigation generally, and the wide discretion afforded the Court in awarding civil penalties in PAGA actions, the outcome of these matters cannot be presently determined, and a range of possible losses cannot be reasonably estimated. Although the actions are being vigorously defended, the Company could, in the future, incur judgments or enter into settlements of claims that could have a negative effect on its results of operations in any particular period.
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $0.3 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. These expenses are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

13. Commitments and Contingencies
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
For reverse mortgages, defaults on loans leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums. When a default cannot be cured, the sub-servicers manage the foreclosure process and the filing of any insurance claims with HUD. The sub-servicers have responsibility for remitting timely advances and statements to borrowers and timely and accurate claims to HUD,

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
including compliance with local, state, and federal regulatory requirements. Although the Company has outsourced its servicing function, as the issuer, the Company has responsibility for all aspects of servicing of the HECM loans and related HMBS beneficial interests under the terms of the servicing contracts, state laws, and regulations.
Additionally, the sub-servicers are responsible for remitting payments to investors, including interest accrued, interest shortfalls, and funding advances such as taxes and home insurance premiums. Advances are typically remitted by the Company to the sub-servicers on a daily basis.
Contractual sub-servicing fees related to sub-servicer arrangements are generally based on a fixed dollar amount per loan and are included in loan servicing expenses in the Condensed Consolidated Statements of Operations.
Unfunded Commitments
The Company is required to fund further borrower advances (where the borrower has not fully drawn down the HECM, non-agency reverse mortgage, or commercial mortgage loan proceeds available) and fund the payment of the borrower’s obligation to pay FHA monthly insurance premiums for HECM loans.
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were $4.5 billion as of both March 31, 2024 and December 31, 2023. The outstanding unfunded commitments available to borrowers related to commercial mortgage loans were $14.9 million as of March 31, 2024 compared to $21.4 million as of December 31, 2023. This additional borrowing capacity is primarily in the form of undrawn lines of credit.
The Company also has commitments to purchase loans totaling $1.4 million as of March 31, 2024, compared to $4.7 million as of December 31, 2023.
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
14. Income Taxes
The Company’s effective tax rate on continuing operations for the three months ended March 31, 2024 differs from the U.S. federal statutory rate primarily due to anticipated state statutory income tax rates, the projected mix of earnings or loss attributable to the noncontrolling interest, the impact of discrete tax items, and changes in the valuation allowance against net deferred tax assets.
The Company’s effective tax rate on continuing operations for the three months ended March 31, 2023 differs from the U.S. federal statutory rate primarily due to anticipated state statutory income tax rates, the projected mix of earnings or loss attributable to the noncontrolling interest, the impact of discrete tax items, and changes in the valuation allowance against net deferred tax assets.
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
FoA Equity wholly-owned certain corporate subsidiaries in 2023 that were regarded entities for tax purposes and subject to U.S. federal, state, and local taxes on income they generated. As such, the consolidated tax provision of FoA included corporate taxes that it incurred based on its flow-through income from FoA Equity, as well as corporate taxes that were incurred by its regarded subsidiaries.
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
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. As of March 31, 2024, due to current year operating results and forecasted taxable income or losses, management has maintained their assessment that the existing taxable temporary differences that will reverse through the course of ordinary business will not more-likely-than-not generate sufficient taxable income to utilize the current attributes. Therefore, a valuation allowance for the deferred tax asset in excess of deferred tax liabilities has been maintained. Management also determined that the future sources of taxable income from reversing temporary differences that comprise the investment in FoA Equity deferred tax liability would only be fully realized until sale of FoA’s interest in FoA Equity. Accordingly, the deferred tax liability from investment in FoA Equity has been treated as an indefinite-lived intangible and is limited by the federal net operating loss utilization rules.
Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2019 or prior.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
15. Business Segment Reporting
The following tables are a presentation of financial information by segment (in thousands):

	For the three months ended March 31, 2024
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
REVENUES
Net fair value gains on loans and related obligations	$39,657	$52,978	$92,635	$—	$—	$92,635
Fee income	6,127	232	6,359	—	(123)	6,236
Gain (loss) on sale and other income from loans held for sale, net	(76)	162	86	—	—	86
Net interest expense:
Interest income	—	3,945	3,945	321	—	4,266
Interest expense	—	(20,068)	(20,068)	(8,473)	—	(28,541)
Net interest expense	—	(16,123)	(16,123)	(8,152)	—	(24,275)
Total revenues	45,708	37,249	82,957	(8,152)	(123)	74,682
Total expenses	49,410	22,753	72,163	19,275	(123)	91,315
Impairment of other assets	—	—	—	(600)	—	(600)
Other, net	(174)	—	(174)	1,627	—	1,453
Net income (loss) before taxes	$(3,876)	$14,496	$10,620	$(26,400)	$—	$(15,780)

Depreciation and amortization	$9,488	$8	$9,496	$182	$—	$9,678
Total assets	$268,786	$27,357,160	$27,625,946	$1,455,417	$(1,405,085)	$27,676,278

	For the three months ended March 31, 2023
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
REVENUES
Net fair value gains on loans and related obligations	$24,475	$151,919	$176,394	$—	$—	$176,394
Fee income	3,180	5,463	8,643	2,953	(5,244)	6,352
Loss on sale and other income from loans held for sale, net	(1,312)	(11,058)	(12,370)	—	(56)	(12,426)
Net interest expense:
Interest income	—	1,470	1,470	621	—	2,091
Interest expense	—	(23,996)	(23,996)	(7,560)	—	(31,556)
Net interest expense	—	(22,526)	(22,526)	(6,939)	—	(29,465)
Total revenues	26,343	123,798	150,141	(3,986)	(5,300)	140,855
Total expenses	35,524	24,679	60,203	28,874	(5,300)	83,777
Other, net	31	—	31	905	—	936
Net income (loss) before taxes	$(9,150)	$99,119	$89,969	$(31,955)	$—	$58,014

Depreciation and amortization	$9,643	$14	$9,657	$448	$—	$10,105
Total assets	$296,417	$26,327,259	$26,623,676	$1,912,801	$(1,861,938)	$26,674,539

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
16. Liquidity and Capital Requirements
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
As of March 31, 2024, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $177.1 million as of March 31, 2024. FAR’s actual net worth calculated based on Ginnie Mae guidance was $466.2 million as of March 31, 2024. The minimum liquidity required of FAR by Ginnie Mae was $35.4 million as of March 31, 2024. FAR’s actual cash and cash equivalents were $42.7 million as of March 31, 2024. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement; however, FAR received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, the Company was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of March 31, 2024, FAR was in compliance with applicable requirements.
FAM
In connection with the discontinued operations of the Company’s previously reported Mortgage Originations segment, FAM has surrendered many of its mortgage origination licenses and it is expected that FAM will be in a position to surrender its remaining licenses and approvals by the end of the second quarter of 2024. Until such time, FAM is required to maintain licenses and approvals needed to wind-down the remaining portfolio of mortgage servicing rights and therefore is subject to the requirements described below until such time that the respective licenses and approvals have been surrendered.
In addition to the covenant requirements of FAM mentioned in Note 11 - Other Financing Lines of Credit, FAM is subject to various capital requirements administered by Fannie Mae and Freddie Mac, which sponsor programs that govern a significant portion of FAM’s mortgage loans sold and servicing activities. Additionally, FAM is required to maintain minimum net worth requirements for many of the states in which it sells and services loans. Each state has its own minimum net worth requirement; however, none of the state requirements are material to the condensed consolidated financial statements.
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
Among FAM’s various capital requirements related to its outstanding mortgage origination and servicing agreements, the most restrictive of these relates to Fannie Mae’s and Freddie Mac’s capital ratio requirement, which requires FAM to maintain a minimum adjusted net worth balance at the end of the most recent fiscal quarter of $10.1 million as of March 31, 2024. FAM’s actual net worth was $10.3 million as of March 31, 2024. However, as of March 31, 2024, FAM was in violation of Fannie Mae’s material decline in lender tangible net worth covenants. In connection with the discontinued operations of the Company’s previously reported Mortgage Originations segment, FAM voluntarily surrendered its Fannie Mae selling approval effective June 30, 2023, and further, FAM has agreed with Fannie Mae, Freddie Mac, and Ginnie Mae to surrender its related approvals as well as its HUD mortgagee approval once the transfer of servicing of FAM’s last mortgage loans related to such GSE/agency has

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
been completed, which was complete as of March 31, 2024 with respect to Ginnie Mae and HUD and is expected to be complete in the second quarter of 2024 with respect to Fannie Mae and Freddie Mac. FAM has one remaining warehouse debt arrangement and remains in compliance with the financial covenants relating to such arrangement.
In addition, FAM is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAM throughout the year. FAM is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of March 31, 2024, FAM was in compliance with applicable requirements.
FoA Securities
Finance of America Securities LLC (“FoA Securities”), one of the operating service subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules, and Financial Industry Regulatory Authority rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, FoA Securities is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. FoA Securities is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. FoA Securities computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $250 thousand. As of March 31, 2024, FoA Securities met the minimum net capital requirement amounts and was, therefore, in compliance.
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

17. Related-Party Transactions
Promissory Notes
The Company had two Revolving Working Capital Promissory Note Agreements (the “Working Capital Promissory Notes”) outstanding with BTO Urban Holdings and Libman Family Holdings, LLC, a Delaware limited liability company which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 10.0% per annum, which will increase to 15.0% per annum on May 15, 2024, and mature in May 2025. These notes had outstanding amounts of $84.6 million and $59.1 million as of March 31, 2024 and December 31, 2023, respectively, recorded within notes payable, net, in the Condensed Consolidated Statements of Financial Condition. Additionally, the Company paid $1.2 million and $0.4 million of interest related to the Working Capital Promissory Notes for the three months ended March 31, 2024 and 2023, respectively.
Senior Notes
Related parties of FoA purchased notes in the high-yield debt offering in November 2020 in an aggregate principal amount of $135.0 million.
Equity Investment
On December 6, 2022, the Company entered into separate Stock Purchase Agreements (each, a “Stock Purchase Agreement”) with each of (i) BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership – NQ ESC L.P. and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”) and (ii) Libman Family Holdings LLC (the “BL Investor” and together with the Blackstone Investor, the “Investors”). Pursuant to each such Investor’s respective Stock Purchase Agreement, on the terms and subject to the conditions set forth therein, each of the Investors will purchase 10,869,566 shares of Company Class A Common Stock for an aggregate purchase price of $15.0 million, representing a price per share of Company Class A Common Stock equal to the volume weighted average price per share of Company Class A Common Stock on the New York Stock Exchange over the fifteen consecutive trading days ending on December 6, 2022. On March 31, 2023, in conjunction with the closing of the AAG Transaction, the 21,739,132 shares of Company Class A Common Stock were issued to the Investors for $30.0 million.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

18. Earnings Per Share
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted net income (loss) per share (in thousands, except share data):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Basic net income (loss) per share:
Numerator
Net income (loss) from continuing operations	$(15,780)	$55,482
Less: Income (loss) from continuing operations attributable to noncontrolling interest(1)	(10,145)	36,755
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - basic	$(5,635)	$18,727

Net loss from discontinued operations	$(4,524)	$(40,890)
Less: Loss from discontinued operations attributable to noncontrolling interest(1)	(2,621)	(25,217)
Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$(1,903)	$(15,673)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	96,485,585	64,016,845

Basic net income (loss) per share
Continuing operations	$(0.06)	$0.29
Discontinued operations	(0.02)	(0.24)
Basic net income (loss) per share	$(0.08)	$0.05
(1) The Class A LLC Units of FoA Equity, held by the Continuing Unitholders and AAG/Bloom (collectively “Equity Capital Unitholders”), which comprise the noncontrolling interest in the Company, represents a participating security. Therefore, the numerator was adjusted to reduce net income (loss) by the amount of net income (loss) attributable to noncontrolling interest.

Additionally, the Class B Common Stock does not participate in earnings or losses of the Company and, therefore, is not a participating security. The Class B Common Stock has not been included in either the basic or diluted net income (loss) per share calculations.

Net income (loss) attributable to noncontrolling interest includes an allocation of expense related to the Amended and Restated Long-Term Incentive Plan (“A&R MLTIP”) subject to special allocation terms per the Amended and Restated Limited Liability Company Agreement (“A&R LLC Agreement”).

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Diluted net income (loss) per share:
Numerator
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - basic	$(5,635)	$18,727
Reallocation of net income from continuing operations assuming exchange of Class A LLC Units(1)	—	23,328
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - diluted	$(5,635)	$42,055

Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$(1,903)	$(15,673)
Reallocation of net loss from discontinued operations assuming exchange of Class A LLC Units(1)	—	(12,470)
Net loss from discontinued operations attributable to holders of Class A Common Stock - diluted	$(1,903)	$(28,143)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	96,485,585	64,016,845
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock(2)	—	124,159,953
Forward sale share contracts - dilutive shares under the treasury stock method	—	2,124,214
Weighted average shares of Class A Common Stock outstanding - diluted(3)	96,485,585	190,301,012

Diluted net income (loss) per share
Continuing operations	$(0.06)	$0.22
Discontinued operations	(0.02)	(0.15)
Diluted net income (loss) per share	$(0.08)	$0.07
(1) For the three months ended March 31, 2024, the effect of the elimination of the noncontrolling interest due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA was determined to be anti-dilutive under the if-converted method. As such, the effect has been excluded from the calculation of diluted net income (loss) per share. For the three months ended March 31, 2023, this adjustment assumes the reallocation of noncontrolling interest earnings, on an after-tax basis, due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA as of the beginning of the period following the if-converted method for calculating diluted net income (loss) per share.

Following the terms of the A&R LLC Agreement, the Class A LLC unitholders will bear approximately 85% of the cost of any vesting associated with the Replacement RSUs and Earnout Right RSUs prior to any distribution by the Company to such Class A LLC unitholders. The remaining compensation cost associated with the Replacement RSUs and Earnout Right RSUs will be born by FoA. As a result of the application of the if-converted method in arriving at diluted net income (loss) per share, the entirety of the compensation cost associated with vesting of the Replacement RSUs and Earnout Right RSUs is assumed to be included in the net income (loss) attributable to holders of the Company’s Class A Common Stock.

(2) The Exchange Agreement allows for the exchange of Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, on a one-for-one basis for shares of Class A Common Stock in FoA. The 132,947,368 weighted average Class A LLC Units outstanding for the three months ended March 31, 2024 were determined to be anti-dilutive under the if-converted method and have been excluded from the computation of diluted net income (loss) per share. For the three months ended March 31, 2023, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, exchange their units on a one-for-one basis for shares of Class A Common Stock in FoA.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
(3) As part of the AAG Transaction, there are two forms of contingently issuable Class A LLC Units: 7,058,416 Units that are equity classified and indemnity holdback units totaling up to 7,142,260 Units that are liability classified. In accordance with ASC 260, Earnings Per Share, these units are not included in the diluted weighted average shares outstanding of Class A Common Stock for the three months ended March 31, 2024 and 2023.

19. Equity
Class A Common Stock
As of March 31, 2024, there were 100,820,259 shares of Class A Common Stock issued, consisting of 96,561,759 shares issued and outstanding and 4,258,500 unvested shares that are subject to vesting and forfeiture. The 4,258,500 unvested shares of Class A Common Stock relate to the Sponsor Earnout. The 4,258,500 unvested shares of Class A Common Stock are not entitled to receive any dividends or other distributions, do not have any other economic rights until such shares are vested, and will not be entitled to receive back dividends or other distributions or any other form of economic “catch-up” if, and when, they become vested. The holders of the 96,561,759 issued and outstanding shares of Class A Common Stock represent the controlling interest of the Company.
Pursuant to the A&R MLTIP, certain equity holders of FoA and FoA Equity are obligated to deliver a number of shares of Class A Common Stock and Class A LLC Units for restricted stock unit awards granted by the Company. During the three months ended March 31, 2024 and 2023, in connection with FoA’s settlement of restricted stock units into shares of Class A Common Stock and pursuant to the A&R MLTIP, these equity holders delivered 14,913 and 98,424 shares, respectively, of Class A Common Stock and 88,289 and 582,698 Class A LLC Units, respectively, to the Company in satisfaction of such settlement. The delivery of shares of Class A Common Stock and Class A LLC Units to the Company offset the gross award of RSUs settled. During the three months ended March 31, 2024 and 2023, the Company elected to retire 139,730 and 292,360 shares, respectively, offsetting RSUs withheld to fund employee payroll taxes and instead funded those taxes with operating cash. The future settlement of the Replacement RSUs and Earnout Rights outstanding as of March 31, 2024 will also be funded by the delivery of Class A Common Stock and Class A LLC Units from certain equity holders of FoA and FoA Equity pursuant to the A&R MLTIP.
Pursuant to the Exchange Agreement, which AAG/Bloom became a party to on March 31, 2023, the Equity Capital Unitholders may elect to exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. During the three months ended March 31, 2024 and 2023, in connection with FoA’s settlement of the exchange of Class A LLC Units for shares of Class A Common Stock and pursuant to the Exchange Agreement, certain equity holders delivered 618 and 3,601 Class A LLC Units, respectively, to the Company in exchange for the same number of shares of Class A Common Stock, respectively, in satisfaction of such settlement.
Class B Common Stock
As of March 31, 2024, there are 15 shares of Class B Common Stock outstanding, all holders of which are Class A LLC Unit holders. The Class B Common Stock, par value $0.0001 per share, has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which Class A Common Stock holders are entitled to vote. In consideration for the assets acquired on March 31, 2023, the Company issued to the Seller one share of Class B Common Stock (see Note 3 - Acquisitions).
Class A LLC Units
The Exchange Agreement sets forth the terms and conditions upon which holders of Class A LLC Units may exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. The Equity Capital Unitholders’ ownership of Class A LLC Units represents the noncontrolling interest of the Company, which is accounted for as permanent equity in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2024, there were 229,443,668 Class A LLC Units outstanding. Of the 229,443,668 Class A LLC Units outstanding, 96,561,759 are held by the Class A Common Stock shareholders and 132,881,909 are held by the noncontrolling interest of the Company.
Of the 19,692,990 Class A LLC Units issued to AAG/Bloom in consideration for the assets acquired on March 31, 2023, AAG/Bloom delivered 8,000,000 Class A LLC Units to the Company in exchange for the same number of shares of Class A Common Stock during the year ended December 31, 2023. Additionally, AAG/Bloom is entitled to equity consideration comprised of two forms of contingently issuable Class A LLC Units: 7,058,416 Units that

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
are equity classified and indemnity holdback units totaling up to 7,142,260 Units that are liability classified (see Note 3 - Acquisitions).

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

Overview
Finance of America Companies Inc. is a financial services holding company which, through its operating subsidiaries, is a leading provider of home equity-based financing solutions for a modern retirement. In addition, FoA offers capital markets and portfolio management capabilities primarily to optimize the distribution of its originated loans to investors.
FoA was incorporated in Delaware on October 9, 2020 and became a publicly-traded company on the New York Stock Exchange in April 2021, with trading beginning on April 5, 2021 under the ticker symbol “FOA.” FoA has a controlling financial interest in FoA Equity. FoA Equity owns all of the outstanding equity interests in Finance of America Funding LLC (“FOAF”). FOAF wholly owns Finance of America Holdings LLC (“FAH”) and Incenter LLC (“Incenter” and collectively, with FoA Equity, FOAF, and FAH, known as “holding company subsidiaries”). FAH is the parent of a lending company, Finance of America Reverse LLC (“FAR”), while Incenter is the parent of operating service companies (together with FAR, the “operating subsidiaries”) that provide capital markets and portfolio management capabilities such as secondary markets advisory services, mortgage trade brokerage, and capital management services.
Through the end of the third fiscal quarter of 2022, the Company was principally focused on offering (1) a wide array of loan products throughout the United States (“U.S.”), including reverse mortgage loans, traditional mortgage loans, business purpose loans to residential real estate investors, and home improvement loans, and (2) complementary lender services such as title insurance and settlement services to mortgage businesses. However, during the fourth quarter of 2022 and calendar year 2023, the Company exited multiple business lines, including its traditional mortgage lending segment, its commercial lending segment, its home improvement lending business, and its lender services businesses, and shifted its focus to developing a streamlined retirement solutions business.
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
Through FAR, the Company originates, acquires, and services home equity conversion mortgages (“HECM”), which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, and non-agency reverse mortgage loans and hybrid mortgage loans (which combine features of both traditional residential mortgage loans and reverse mortgage loans), which are not insured by the FHA. We originate loans through a retail channel (consisting primarily of a centralized retail platform) and a third-party originator (“TPO”) channel (consisting primarily of a network of mortgage brokers). We have launched several non-agency reverse mortgage loan products (including our hybrid mortgage loan product) to serve the U.S. senior population and have plans for additional innovative products to satisfy this vast and largely underserved market. We also service the loans that we originate, contracting with various third-party subservicers for the subservicing of our loans. We are a leader in this market and we are focused on developing and offering products for borrowers with interest in using the reverse mortgage loan product as a retirement planning tool.
Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which the Government National Mortgage Association (“Ginnie Mae”) guarantees, and sell the HMBS in the secondary market while retaining the rights to service the HECM. When HECM are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM previously securitized into an HMBS, we securitize them into privately placed mortgage-backed securities or hold them for investment. We both securitize non-agency reverse mortgage loans into mortgage-backed securities sold to investors and sell them as whole loans to investors. We may also decide to strategically hold certain non-agency reverse mortgage loans for investment. The capabilities provided by the Portfolio Management segment allowed us to complete issuances and sales of mortgage-backed securities backed by our loan products in 2023 and the first quarter of 2024, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.
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

American Advisors Group Transaction
On March 31, 2023, FAR acquired a majority of the assets and certain of the liabilities of AAG/Bloom, including, among other things, certain residential reverse mortgage loans and the right to service certain HECM, pursuant to (i) an Asset Purchase Agreement, dated as of December 6, 2022 (the “Original Asset Purchase Agreement” and as amended by the Amendment Agreement entered into on March 31, 2023, the “Asset Purchase Agreement”), by and between the Company, FoA Equity, FAR, AAG/Bloom and, for the limited purposes described therein, Reza Jahangiri, an individual residing in the State of California (the “AAG Principal”), (ii) a Servicing Rights Purchase and Sale Agreement, dated as of December 6, 2022 (as amended, the “MSR Purchase Agreement”), by and between FAR and AAG/Bloom, and (iii) a Loan Sale Agreement, dated as of December 6, 2022 (as amended, the “Mortgage Loan Purchase Agreement” and collectively with the Asset Purchase Agreement and the MSR Purchase Agreement, the “AAG Purchase Agreements”), by and between FAR and AAG/Bloom (such acquisition, the “AAG Transaction”). Refer to Note 3 - Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information.

Our Segments
In connection with the transformation of our business from a vertically integrated, diversified lending and complementary services platform to a modern retirement solutions platform, we realigned our business to operate through two reportable segments: Retirement Solutions and Portfolio Management. See Note 1 - Organization and Description of Business in the Notes to Condensed Consolidated Financial Statements for more information about the realignment of our reportable segments.
Retirement Solutions
The mission of our Retirement Solutions segment is to help senior homeowners achieve their financial goals in retirement. This segment includes all loan origination activity for the Company, including the origination of HECM, non-agency reverse mortgage loans, and hybrid mortgage loans through both the retail and wholesale/TPO channels. The Retirement Solutions segment generates revenue from fees earned at the time of loan origination as well as from the initial estimate of net origination gains, with all originated loans accounted for at fair value. Once originated, the loans are transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in the revenues of our Portfolio Management segment until final disposition.

While Finance of America Mortgage LLC (“FAM”), an indirect subsidiary of the Company, has sold certain operational assets of its home improvement lending business and has substantially completed the process of winding down the operations of the home improvement lending business as of March 31, 2024, the operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations. This is because the wind-down of the home improvement lending business is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results.
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the Company. Our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided by our Financial Industry Regulatory Authority registered broker-dealer, allows us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and, where appropriate, retain assets on the balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring interest and servicing income categorized within its net fair value gains. The Portfolio Management segment primarily generates revenue from the sale or securitization of loans and the fair value gains on portfolio assets.
See the Segment Results section below and Note 15 - Business Segment Reporting in the Notes to Condensed Consolidated Financial Statements for additional financial information about our segments.

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
For further discussion on the potential impacts of the Federal Reserve’s monetary policies, see “Risks Related to the Business of the Company” and “Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates due to U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our operations, financial performance, and earnings” under the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2024, as such risk factors may be amended or updated in our subsequent periodic reports filed with the SEC.

Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations may not be comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors that may impact the comparability of our results of operations.
Discontinued Operations
During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines while enhancing our reverse mortgage loan business, in order to transform our business from a vertically integrated, diversified lending and complementary services platform to a modern retirement solutions platform. This transformation included the wind-down of the previously reported Mortgage Originations segment, other than the home improvement lending business, and sale of the previously reported Commercial Originations and Lender Services segments, with the exception of its Incenter Solutions LLC operating service subsidiary. This constitutes a strategic shift that has or will have a major effect on our operations and financial results. As such, starting with the first fiscal quarter of 2023, results of our previously reported Mortgage Originations, Commercial Originations, and Lender Services segments, excluding the home improvement lending business and Incenter Solutions LLC, are reported as discontinued operations for all periods presented in accordance with Accounting Standards Codification 205, Presentation of Financial Statements. During the third fiscal quarter of 2023, the Company sold certain operational assets of the home improvement lending business and began the process of winding down the operations of the home improvement lending business, which was substantially complete as of March 31, 2024. Also during the third fiscal quarter of 2023, the Company ceased the operations of Incenter Solutions LLC. The wind-down of Incenter Solutions LLC was substantially complete by the end of December 2023. The Company’s wind-down of the home improvement lending business and Incenter Solutions LLC is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the operations of the home improvement lending business and Incenter Solutions LLC are not reported as discontinued operations. Refer to Note 1 - Organization and Description of Business and Note 4 - Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for additional information.
AAG Transaction
On March 31, 2023, the Company completed the acquisition of the assets and liabilities associated with the AAG Transaction. Refer to Note 1 - Organization and Description of Business and Note 3 - Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information.

Results of Operations
Overview
The following tables present selected financial data for the three months ended March 31, 2024 and 2023.
Consolidated Results
The following table summarizes our consolidated operating results from continuing operations (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net fair value gains on loans and related obligations	$92,635	$176,394
Fee income	6,236	6,352
Gain (loss) on sale and other income from loans held for sale, net	86	(12,426)
Net interest expense	(24,275)	(29,465)
Total revenues	74,682	140,855
Total expenses	91,315	83,777
Impairment of other assets	(600)	—
Other, net	1,453	936
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(15,780)	$58,014

Net fair value gains on loans and related obligations
Certain of our financial instruments are valued utilizing a process that combines the use of a discounted cash flow (“DCF”) model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments are recorded as a gain or loss in net fair value gains on loans and related obligations in the Condensed Consolidated Statements of Operations.
The following table summarizes the components of net fair value gains on loans and related obligations (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net origination gains	$39,657	$24,475
Interest income on mortgage loans	460,034	309,494
Interest expense on HMBS and nonrecourse obligations	(373,736)	(224,391)
Servicing related income, net(1)	10,726	4,391
Fair value changes from model amortization(2)	(57,608)	(50,266)
Net fair value gains from portfolio activity	39,416	39,228
Net fair value gains from changes in market inputs or model assumptions	13,562	112,691
Net fair value gains on loans and related obligations	$92,635	$176,394
(1) Servicing related income, net, is comprised of premiums realized on the securitization of reverse mortgage tails and miscellaneous contractual servicing fees, net of guarantee fees paid.
(2) Fair value changes from portfolio runoff and realization of modeled income and expenses.
Principally, all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on loans and related obligations in the Condensed Consolidated Statements of Operations. However, for our outstanding financing lines of credit and non-funding debt, we have not elected to account for these liabilities under the fair value option. Accordingly, interest expense is presented separately in our Condensed Consolidated Statements of Operations. Further, interest income on loans held for investment are reflected in net fair value gains on loans and related obligations in the Condensed Consolidated Statements of Operations, while the associated interest expense on the warehouse financing for loans held for investment is included as a component of net interest expense. We evaluate net interest margin (“NIM”) for our outstanding investments through an evaluation of all components of interest income and interest expense.
The following table provides an analysis of all components of NIM (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Interest income on mortgage loans(1)	$460,034	$309,494
Interest income on mortgage loans held for sale and other interest income(2)	3,945	1,470
Portfolio interest income	463,979	310,964
Interest expense on HMBS and nonrecourse obligations(1)	(373,736)	(224,391)
Interest expense on warehouse lines of credit(2)	(20,068)	(23,996)
Portfolio interest expense	(393,804)	(248,387)
Portfolio net interest margin	70,175	62,577
Non-portfolio interest income(2)	321	621
Non-funding debt and other interest expense(2)	(8,473)	(7,560)
NET INTEREST MARGIN	$62,023	$55,638
(1) Amounts include interest income and expense on all reverse and commercial mortgage loans and their related nonrecourse obligations. These amounts are included in net fair value gains on loans and related obligations in the Condensed Consolidated Statements of Operations.
(2) Amounts are included in net interest expense in the Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2024 versus the three months ended March 31, 2023
Net income (loss) from continuing operations before income taxes decreased $73.8 million or 127.2% primarily as a result of the following:
•Net fair value gains on loans and related obligations decreased $83.8 million primarily as a result of lower net fair value gains from changes in market inputs or model assumptions compared to the 2023 period, partially offset by higher net origination gains due to increased funded volume and improved margins in our Retirement Solutions segment. The lower net fair value gains from changes in market inputs or model assumptions was primarily related to market interest rate and yield volatility, which generated lower net fair value gains during the three months ended March 31, 2024 compared to the 2023 period. See Note 6 - Fair Value within the Notes to Condensed Consolidated Financial Statements for additional information on assumptions impacting the value of our loans held for investment. The $1.2 million increase in net interest margin included in net fair value gains on mortgage loans and the $6.3 million increase in servicing related income, net, during the three months ended March 31, 2024 compared to the 2023 period was due to increased servicing portfolio size from the HECM portfolio acquired from AAG/Bloom, which was mostly offset by fair value changes from model amortization of $7.3 million.
The Retirement Solutions segment recognized $39.7 million in net origination gains on originations of $423.5 million of reverse mortgage loans for the three months ended March 31, 2024 compared to $24.5 million in net origination gains on originations of $311.4 million of reverse mortgage loans for the comparable 2023 period. The increase in net origination gains in the Retirement Solutions segment was due to higher reverse mortgage loan origination volumes, as well as higher margins associated with the increase in volumes from our retail platform acquired from AAG/Bloom.
•Fee income decreased $0.1 million or 1.8% primarily related to lower mortgage servicing rights (“MSR”) servicing fee income due to a much lower MSR portfolio balance for the three months ended March 31, 2024 compared to the 2023 period. This was mostly offset by higher loan origination fees through our retail platform acquired from AAG/Bloom.
•Gain (loss) on sale and other income from loans held for sale, net, improved $12.5 million primarily as a result of minimal activity for the three months ended March 31, 2024 compared to fair value losses on commercial loans held for sale in the 2023 period.

•Net interest expense decreased $5.2 million or 17.6% primarily due to lower average outstanding balances on warehouse lines of credit during the three months ended March 31, 2024 compared to the 2023 period.
•Total expenses increased $7.5 million or 9.0% primarily due to an increase in marketing and advertising expenses within our retail platform acquired from AAG/Bloom. This was partially offset by a decrease in salaries, benefits, and related expenses due to our lower average onshore headcount and cost-cutting measures associated with the restructuring of the business.

SEGMENT RESULTS
Revenues and fees are directly attributed to their respective segments at the time services are performed. Revenues generated on inter-segment services performed are valued based on estimated market value. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the three months ended March 31, 2024 and 2023. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.

Retirement Solutions Segment
The following table summarizes our Retirement Solutions segment’s results (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net origination gains	$39,657	$24,475
Fee income	6,127	3,180
Loss on sale and other income from loans held for sale, net	(76)	(1,312)
Total revenues	45,708	26,343
Total expenses	49,410	35,524
Other, net	(174)	31
NET LOSS BEFORE INCOME TAXES	$(3,876)	$(9,150)
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
On August 31, 2023, FAM entered into an agreement to sell certain operational assets of the home improvement lending business. This transaction closed on September 15, 2023. In connection with such transaction, the Company began the process of winding down the operations of the home improvement lending business, which was substantially complete as of March 31, 2024. As of March 31, 2024, there were no loans in the home improvement lending pipeline. As such, there will be no home improvement funding going forward. The wind-down of the home improvement lending business is not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations.

KEY METRICS
The following table provides a summary of our Retirement Solutions segment’s key metrics (in thousands, except units):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Reverse mortgage loan origination volume
Total loan origination volume(1)	$423,453	$311,430
Total loan origination volume - tails(2)	261,704	155,632
Total loan origination volume	$685,157	$467,062
Total reverse loan origination volume - units	2,036	1,213

Reverse mortgage loan origination volume - by channel(1)
TPO	$257,186	$259,892
Retail	166,267	51,538
Total reverse mortgage loan origination volume	$423,453	$311,430

Home improvement loan origination volume
Total loan origination volume	$807	$45,542
Total loan origination volume - units	36	3,630
(1) Loan origination volumes consist of initial reverse mortgage loan borrowing amounts.
(2) Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which we are able to subsequently pool into a security.

Revenues
In the table below is a summary of the components of our Retirement Solutions segment’s total revenues (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net origination gains:
TPO	$31,351	$27,524
Retail	18,512	6,618
Acquisition costs	(10,206)	(9,667)
Total net origination gains	39,657	24,475
Fee income	6,127	3,180
Loss on sale and other income from loans held for sale, net	(76)	(1,312)
Total revenues	$45,708	$26,343

For the three months ended March 31, 2024 versus the three months ended March 31, 2023
Total revenues increased $19.4 million or 73.5% as a result of the following:
•Net origination gains increased $15.2 million or 62.0% as a result of higher reverse mortgage loan origination volumes, as well as higher margins associated with the increase in volumes from our retail platform acquired from AAG/Bloom. We originated $423.5 million of reverse mortgage loans for the three months ended March 31, 2024, an increase of 36.0%, compared to $311.4 million for the comparable 2023 period. During the three months ended March 31, 2024, the weighted average margin on reverse mortgage loan production was 9.37% compared to 7.86% in 2023, an increase of 1.51% due primarily to the increase in retail production mix associated with the onboarding of our retail platform acquired from AAG/Bloom.

•Fee income increased $2.9 million due to loan origination fees generated through our retail platform acquired from AAG/Bloom.

Expenses
In the table below is a summary of the components of our Retirement Solutions segment’s total expenses (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Salaries	$13,910	$11,164
Commissions and bonuses	4,725	4,385
Other salary related expenses	2,498	2,179
Total salaries, benefits, and related expenses	21,133	17,728

Loan production expenses	3,081	1,292
Marketing and advertising expenses	8,491	1,848
Depreciation and amortization	9,488	9,643
General and administrative expenses	7,217	5,013
Total expenses	$49,410	$35,524

For the three months ended March 31, 2024 versus the three months ended March 31, 2023
Total expenses increased $13.9 million or 39.1% as a result of the following:
•Total salaries, benefits, and related expenses increased $3.4 million or 19.2% primarily due to an increase in average headcount for the three months ended March 31, 2024 at 535 compared to 364 for the 2023 period related to the onboarding of our retail platform acquired from AAG/Bloom, partially offset by cost-cutting measures associated with the restructuring of the business for the three months ended March 31, 2024 when compared to the 2023 period.
•Marketing and advertising expenses increased $6.6 million or 359.5% primarily within our retail platform acquired from AAG/Bloom.
•General and administrative expenses increased $2.2 million or 44.0% primarily due to an increase in communications and data processing expenses and other general and administrative expenses from the onboarded infrastructure of our retail platform acquired from AAG/Bloom, partially offset by cost-cutting measures associated with the restructuring of the business for the three months ended March 31, 2024 when compared to the 2023 period.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment’s results (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net fair value gains on loans and related obligations	$52,978	$151,919
Fee income	232	5,463
Gain (loss) on sale and other income from loans held for sale, net	162	(11,058)
Net interest expense	(16,123)	(22,526)
Total revenues	37,249	123,798
Total expenses	22,753	24,679
NET INCOME BEFORE INCOME TAXES	$14,496	$99,119

Our Portfolio Management segment generates its revenues primarily from the sale or securitization of mortgages into the secondary market and fair value gains and losses on portfolio assets. The fair value gains and losses include the yield we recognize on the contractual interest income that is expected to be collected based on the stated interest rates of the loans net of contractual interest expense from related liabilities and any contractual service fees earned while servicing these assets.
Net fair value gains and losses in our Portfolio Management segment include fair value adjustments primarily related to the following assets and liabilities:
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

KEY METRICS
The following table provides a summary of the assets and liabilities under management by our Portfolio Management segment (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$31,045	$32,245
Restricted cash	194,349	178,319
Loans held for investment, subject to HMBS related obligations, at fair value	18,050,772	17,548,763
Loans held for investment, subject to nonrecourse debt, at fair value	8,407,602	8,272,393
Loans held for investment, at fair value	535,910	575,228
Other assets, net	137,481	166,153
Total earning assets	27,357,159	26,773,101

HMBS related obligations, at fair value	17,827,060	17,353,720
Nonrecourse debt, at fair value	7,897,896	7,904,200
Other financing lines of credit	1,071,191	928,479
Payables and other liabilities	74,529	107,664
Total financing of portfolio	26,870,676	26,294,063

Net carrying value of earning assets	$486,483	$479,038

The following tables provide a summary of our Portfolio Management segment’s key metrics (dollars in thousands):

	March 31, 2024	December 31, 2023
Reverse Mortgages
Loan count	91,416	91,888
Active unpaid principal balance (“UPB”)	$25,330,570	$24,923,313
Due and payable	436,252	371,913
Foreclosure	463,128	524,988
Claims pending	115,945	130,928
Ending UPB	$26,345,895	$25,951,142
Average UPB	$288	$282
Weighted average coupon	7.20%	7.35%
Weighted average age (in months)	41	40
Percentage in foreclosure	1.8%	2.0%

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Investment and Capital Markets
Number of structured deals	2	2
Structured deals (size in notes)	$719,513	$837,887
Revenues
In the table below is a summary of the components of our Portfolio Management segment’s total revenues (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
REVENUES
Net fair value gains on loans and related obligations:
Interest income on mortgage loans	$460,034	$309,494
Interest expense on HMBS and nonrecourse obligations	(373,736)	(224,391)
Servicing related income, net(1)	10,726	4,391
Fair value changes from model amortization(2)	(57,608)	(50,266)
Net fair value gains from portfolio activity	39,416	39,228
Net fair value gains from changes in market inputs or model assumptions	13,562	112,691
Net fair value gains on loans and related obligations	52,978	151,919
Fee income	232	5,463
Gain (loss) on sale and other income from loans held for sale, net	162	(11,058)
Net interest expense	(16,123)	(22,526)
Total revenues	$37,249	$123,798
(1) Servicing related income, net, is comprised of premiums realized on the securitization of reverse mortgage tails and miscellaneous contractual servicing fees, net of guarantee fees paid.
(2) Fair value changes from portfolio runoff and realization of modeled income and expenses.
Certain of our financial instruments are valued utilizing a process that combines the use of a DCF model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments are recorded as a gain or loss in net fair value gains on loans and related obligations in the Condensed Consolidated Statements of Operations.
Principally, all of our outstanding financial instruments are carried at fair value. The yield recognized on these financial instruments and any changes in estimated fair value are recorded as a component of net fair value gains on loans and related obligations in the Condensed Consolidated Statements of Operations. However, for our outstanding financing lines of credit, we have not elected to account for these liabilities under the fair value option. Accordingly, interest expense is presented separately in our Condensed Consolidated Statements of Operations. Further, interest income on loans held for investment are reflected in net fair value gains on loans and related obligations in the Condensed Consolidated Statements of Operations, while the associated interest expense on the warehouse financing for loans held for investment is included as a component of net interest expense. We evaluate NIM for our outstanding investments through an evaluation of all components of interest income and interest expense.
The following table provides an analysis of all components of portfolio NIM (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Interest income on mortgage loans(1)	$460,034	$309,494
Interest income on mortgage loans held for sale and other interest income(2)	3,945	1,470
Portfolio interest income	463,979	310,964
Interest expense on HMBS and nonrecourse obligations(1)	(373,736)	(224,391)
Interest expense on warehouse lines of credit(2)	(20,068)	(23,996)
Portfolio interest expense	(393,804)	(248,387)
PORTFOLIO NET INTEREST MARGIN	$70,175	$62,577
(1) Amounts include interest income and expense on all reverse and commercial mortgage loans and their related nonrecourse obligations. These amounts are included in net fair value gains on loans and related obligations in the Condensed Consolidated Statements of Operations.
(2) Amounts are included in net interest expense in the Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2024 versus the three months ended March 31, 2023
Total revenues decreased $86.5 million as a result of the following:
•Net fair value gains on loans and related obligations decreased $98.9 million primarily as a result of lower net fair value gains from changes in market inputs or model assumptions compared to the 2023 period. The lower net fair value gains from changes in market inputs or model assumptions was primarily related to market interest rate and yield volatility, which generated lower net fair value gains during the three months ended March 31, 2024 compared to the 2023 period. See Note 6 - Fair Value within the Notes to Condensed Consolidated Financial Statements for additional information on assumptions impacting the value of our loans held for investment. The $1.2 million increase in net interest margin included in net fair value gains on mortgage loans and the $6.3 million increase in servicing related income, net, during the three months ended March 31, 2024 compared to the 2023 period was due to increased servicing portfolio size from the HECM portfolio acquired from AAG/Bloom, which was mostly offset by fair value changes from model amortization of $7.3 million.
•Fee income decreased $5.2 million primarily related to lower MSR servicing fee income due to a much lower MSR portfolio balance for the three months ended March 31, 2024 compared to the 2023 period.
•Gain (loss) on sale and other income from loans held for sale, net, improved $11.2 million primarily as a result of minimal activity for the three months ended March 31, 2024 compared to fair value losses on commercial loans held for sale in the 2023 period.
•Net interest expense decreased $6.4 million due primarily to lower average outstanding balances on our financing lines of credit during the three months ended March 31, 2024 compared to the 2023 period.

Expenses
In the table below is a summary of the components of our Portfolio Management segment’s total expenses (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Salaries	$2,957	$6,344
Commissions and bonuses	1,044	1,113
Other salary related expenses	1,063	667
Total salaries, benefits, and related expenses	5,064	8,124

Loan portfolio related expenses	5,532	6,700
Loan servicing expenses	8,218	6,636
Marketing and advertising expenses	15	3
Depreciation and amortization	8	14
General and administrative expenses	3,916	3,202
Total expenses	$22,753	$24,679

For the three months ended March 31, 2024 versus the three months ended March 31, 2023
Total expenses decreased $1.9 million or 7.8% as a result of the following:
•Salaries, benefits, and related expenses decreased $3.1 million primarily due to a decrease in average headcount and cost-cutting measures associated with the restructuring of the business for the three months ended March 31, 2024 compared to the 2023 period. Average headcount was 69 for the three months ended March 31, 2024 compared to 80 for the 2023 period.
•Loan portfolio related expenses decreased $1.2 million due to a decrease in expenses related to the securitization of assets into nonrecourse securitizations during the three months ended March 31, 2024 compared to the 2023 period.
•Loan servicing expenses increased $1.6 million due to the increase in size of our HECM portfolio acquired from AAG/Bloom.

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
The following table summarizes Corporate and Other results (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Fee income	$—	$2,953
Net interest expense	(8,152)	(6,939)
Total revenues	(8,152)	(3,986)
Total expenses	19,275	28,874
Impairment of other assets	(600)	—
Other, net	1,627	905
NET LOSS BEFORE INCOME TAXES	$(26,400)	$(31,955)

In the table below is a summary of the components of Corporate and Other total expenses (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Salaries and bonuses	$14,728	$22,186
Other salary related expenses	3,308	3,933
Shared services - payroll allocations	(5,210)	(11,157)
Total salaries, benefits, and related expenses	12,826	14,962

Marketing and advertising expenses	6	105
Depreciation and amortization	182	448

Communications and data processing and other expenses	7,140	14,707
Professional and consulting fees	2,661	3,082
Shared services - general and administrative allocations	(3,540)	(4,430)
Total general and administrative expenses	6,261	13,359

Total expenses	$19,275	$28,874

For the three months ended March 31, 2024 versus the three months ended March 31, 2023
Total revenues decreased $4.2 million as a result of the following:
•Fee income decreased $3.0 million related to the decline in services provided by the Company’s operational fulfillment services team. As of September 30, 2023, the Company ceased the operations of the offshore fulfillment services team.
Total expenses decreased $9.6 million or 33.2% as a result of the following:
•Salaries, benefits, and related expenses, net of allocations, decreased $2.1 million or 14.3% primarily due to a decrease in salaries and bonuses of $7.5 million for the three months ended March 31, 2024 compared to the 2023 period as the Company focused on cost-cutting initiatives related to the restructuring of the Company’s strategic vision. Compared to 2023, average onshore headcount declined by 40.5% from 467 for the three months ended March 31, 2023 to 278 for the three months ended March 31, 2024. The decrease in average onshore headcount was primarily related to groups supporting our operating segments. These reductions were partially offset by a $5.9 million decrease in shared services allocations due to the reduction in supported business in the three months ended March 31, 2024.
•General and administrative expenses, net of shared services allocations, decreased $7.1 million or 53.1% due to a $7.6 million decrease in communications and data processing and other expenses and a $0.4 million decrease in professional and consulting fees. These reductions are due to general cost-cutting measures associated with the restructuring of the business. This was partially offset by a $0.9 million decrease in shared services allocations due to the reduction in supported business lines in the three months ended March 31, 2024.

NON-GAAP FINANCIAL MEASURES
The Company’s management evaluates performance of the Company through the use of certain non-GAAP financial measures, including Adjusted Net Loss, Adjusted EBITDA, and Adjusted Loss per Share.
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

These non-GAAP financial measures should not be considered as an alternative to net income (loss), operating cash flows, or any other performance measures determined in accordance with U.S. GAAP. Adjusted Net Loss, Adjusted EBITDA, and Adjusted Loss per Share have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations of these metrics are: (i) cash expenditures for future contractual commitments; (ii) cash requirements for working capital needs; (iii) cash requirements for certain tax payments; and (iv) all non-cash income/expense items.
Because of these limitations, Adjusted Net Loss, Adjusted EBITDA, and Adjusted Loss per Share should not be considered as measures of discretionary cash available to us to invest in the growth of our business or distribute to shareholders. We compensate for these limitations by relying primarily on our U.S. GAAP results and using our non-GAAP financial measures only as a supplement. Users of our condensed consolidated financial statements are cautioned not to place undue reliance on our non-GAAP financial measures.
Adjusted Net Loss
We define Adjusted Net Loss as consolidated net income (loss) from continuing operations adjusted for:
1.Changes in fair value of loans and securities held for investment and related obligations due to assumption changes, deferred purchase price obligations (including earnouts and Tax Receivable Agreements (“TRA”) obligation), contingent earnout, warrant liability, and minority investments
2.Amortization of intangibles and impairment of other assets
3.Equity-based compensation
4.Certain non-recurring costs
5.Pro-forma income tax provision adjustments to apply an effective combined corporate tax rate to adjusted consolidated pre-tax loss from continuing operations.
Management considers Adjusted Net Loss important in evaluating our Company as a whole. This supplemental metric is utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted Net Loss is not a presentation made in accordance with U.S. GAAP, and our definition and use of this measure may vary from other companies in our industry.
Adjusted Net Loss provides visibility to the underlying operating performance by excluding the impact of certain items that management does not believe are representative of our core earnings. Adjusted Net Loss may also include other adjustments, as applicable based upon facts and circumstances, consistent with our intent of providing a supplemental means of evaluating our operating performance.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) from continuing operations adjusted for:
1.Taxes
2.Interest on non-funding debt
3.Depreciation
4.Change in fair value of loans and securities held for investment and related obligations due to assumption changes, deferred purchase price obligations (including earnouts and TRA obligation), contingent earnout, warrant liability, and minority investments
5.Amortization of intangibles and impairment of other assets
6.Equity-based compensation
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
Adjusted Loss Per Share
We define Adjusted Loss Per Share as Adjusted Net Loss (defined above) divided by the weighted average outstanding shares, which includes outstanding Class A Common Stock plus the Class A Units of FoA Equity (“Class A LLC Units”) owned by the noncontrolling interest on an if-converted basis.
Analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted Loss Per Share is not a presentation made in accordance with U.S. GAAP, and our definition and use of this measure may vary from other companies in our industry.
The following table provides a reconciliation of net income (loss) from continuing operations to Adjusted Net Loss and Adjusted EBITDA (in thousands, except for share data):

Reconciliation to GAAP

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Reconciliation of Net Income (Loss) from Continuing Operations to Adjusted Net Loss and Adjusted EBITDA
Net income (loss) from continuing operations	$(15,780)	$55,482
Add back: Provision for income taxes	—	(2,532)
Net income (loss) from continuing operations before taxes	(15,780)	58,014
Adjustments for:
Changes in fair value(1)	(8,917)	(94,020)
Amortization of intangibles and impairment of other assets(2)	9,898	9,297
Equity-based compensation(3)	2,935	3,607
Certain non-recurring costs(4)	1,974	2,333
Adjusted Net Loss before taxes	(9,890)	(20,769)
Benefit for income taxes(5)	2,412	5,585
Adjusted Net Loss	(7,478)	(15,184)
Benefit for income taxes(5)	(2,412)	(5,585)
Depreciation	380	807
Interest expense on non-funding debt	8,471	7,557
Adjusted EBITDA	$(1,039)	$(12,405)

GAAP PER SHARE MEASURES
Net income (loss) from continuing operations attributable to controlling interest	$(5,635)	$18,727
Basic weighted average shares outstanding	96,485,585	64,016,845
Basic Net Income (Loss) per Share from Continuing Operations	$(0.06)	$0.29
If-converted method net income (loss) from continuing operations	$(5,635)	$42,055
Diluted weighted average shares outstanding	96,485,585	190,301,012
Diluted Net Income (Loss) per Share from Continuing Operations	$(0.06)	$0.22

NON-GAAP PER SHARE MEASURES
Adjusted net loss	$(7,478)	$(15,184)
Weighted average shares outstanding	229,432,953	190,301,012
Adjusted Loss per Share	$(0.03)	$(0.08)
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
4.Retained bonds, at fair value;
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
(2) Amortization of intangibles and impairment of other assets - Includes amortization of intangibles recognized from various business combinations and impairment of certain other long-lived assets.
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
(5) Provision for income taxes - We applied an effective combined corporate tax rate to adjusted consolidated pre-tax loss for the respective period to determine the tax effect of adjusted consolidated net loss.

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
Cash Flows
The following table presents amounts from our Condensed Consolidated Statements of Cash Flows (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net cash provided by (used in):
Operating activities	$(132,243)	$221,818
Investing activities	49,473	(226,757)
Financing activities	101,564	59,193
Effect of exchange rate changes on cash and cash equivalents	(17)	64
Net increase in cash and cash equivalents and restricted cash(1)	$18,777	$54,318
Net increase in cash and cash equivalents	$1,747	$5,780
Net increase in restricted cash	17,030	48,538
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4 - Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for additional information regarding cash flow associated with the results of discontinued operations.

Our cash and cash equivalents and restricted cash increased by $18.8 million for the three months ended March 31, 2024 compared to an increase of $54.3 million during the comparable period in 2023. Our cash and cash equivalents, excluding restricted cash, increased by $1.7 million for the three months ended March 31, 2024 compared to an increase of $5.8 million during the comparable period in 2023.
Operating Cash Flow
Cash flows from operating activities decreased by $354.1 million for the three months ended March 31, 2024 compared to the corresponding 2023 period. The decrease was primarily attributable to a $249.1 million decrease in proceeds from the sale of loans held for sale, net of cash used for originations, and a $109.8 million change in other operating assets and liabilities.
Investing Cash Flow
The increase of $276.2 million in cash provided by our investing activities during the three months ended March 31, 2024 compared to the 2023 period was primarily attributable to a $335.4 million decrease in cash used for purchases and originations of loans held for investment, net of proceeds/payments, and a $140.9 million cash outlay for the AAG Transaction in the 2023 period. This was partially offset by a decrease of $128.0 million in proceeds on loans held for investment, subject to nonrecourse debt, net of payments, and a decrease of $75.4 million in proceeds from the sale of MSR.
Financing Cash Flow
The increase of $42.4 million in cash provided by our financing activities during the three months ended March 31, 2024 compared to the 2023 period was primarily driven by a $484.7 million decrease in payments on other financing lines of credit, net of proceeds, and a $76.7 million increase in proceeds from the securitizations of loans, subject to HMBS related obligations, net of payments, partially offset by a $506.1 million decrease in proceeds from issuance of nonrecourse debt, net of payments.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. These covenants are measured at our holding company subsidiary or our operating subsidiaries. The Company was in compliance with the financial covenants as of March 31, 2024.
Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio, and liquidity requirements established by the FHA for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to FAR and FAM, which are licensed sellers/servicers of the respective government sponsored entities (“GSE”). As of March 31, 2024, FAM was in violation of Fannie Mae’s material decline in lender tangible net worth covenants. In connection with the discontinued operations of the Company’s previously reported Mortgage Originations segment, FAM voluntarily surrendered its Fannie Mae selling approval effective June 30, 2023, and further, FAM has agreed with Fannie Mae, Freddie Mac, and Ginnie Mae to surrender its related approvals as well as its United States Department of Housing and Urban Development (“HUD”) mortgagee approval once the transfer of servicing of FAM’s last mortgage loans related to such GSE/agency has been completed, which was complete as of March 31, 2024 with respect to Ginnie Mae and HUD and is expected to be complete in the second quarter of 2024 with respect to Fannie Mae and Freddie Mac. As of March 31, 2024 and December 31, 2023, we were in compliance with or had received waivers for all of the other seller/servicer financial requirements for FHA and Ginnie Mae. For additional information see Note 16 - Liquidity and Capital Requirements within the Notes to Condensed Consolidated Financial Statements.
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

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of March 31, 2024, our debt obligations were approximately $27.2 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
Warehouse Lines of Credit
Reverse mortgage facilities
As of March 31, 2024, we had $0.9 billion in warehouse lines of credit capacity collateralized primarily by first lien mortgages with a $0.4 billion aggregate principal amount drawn through seven funding facility arrangements with six active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender or as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible loans to the lender and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2024 and 2026. Under the facilities, loans are generally transferred at an advance rate less than the principal balance of the loans (the “haircut”), which serves as the primary credit enhancement for the lender. Six of our warehouse lines of credit are guaranteed by FAH, a consolidated subsidiary of the Company and the parent holding company to the reverse mortgage business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is the Bloomberg Short-Term Bank Yield Index (“BSBY”) or Secured Overnight Financing Rate (“SOFR”), plus applicable margin.
The following table presents additional information about our warehouse facilities as of March 31, 2024 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	Outstanding Balance
Committed	June 2024 - October 2024	$285,000	$102,692
Uncommitted	June 2024 - October 2026	647,500	331,137
Total reverse warehouse facilities		$932,500	$433,829
Mortgage facility
As of March 31, 2024, we had $12.5 million in warehouse line of credit capacity collateralized by first lien mortgages with $1.4 million aggregate principal amount drawn through one funding facility arrangement with one active lender. This facility is structured as a master repurchase agreement under which ownership of the related eligible loans is temporarily transferred to the lender.
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
The following table presents additional information about our warehouse facility as of March 31, 2024 (in thousands):

Mortgage Warehouse Facility	Maturity Date	Total Capacity	Outstanding Balance
Uncommitted	October 2024	$12,500	$1,446
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
Other Secured Lines of Credit
As of March 31, 2024, we collectively had $0.7 billion in additional secured facilities with $0.6 billion aggregate principal amount drawn through credit agreements or master repurchase agreements with seven funding facility arrangements and five active lenders. These facilities are secured by, among other things, eligible asset-backed securities, MSR, and HECM tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under our facilities, we generally transfer the assets at a haircut, which serves as the primary credit enhancement for the lender. Five of these facilities are guaranteed by FAH, a consolidated subsidiary of the Company.
The following table presents additional information about our other financing lines of credit as of March 31, 2024 (in thousands):

Other Financing Lines of Credit	Maturity Date	Total Capacity	Outstanding Balance
Committed	July 2024 - October 2027	$623,935	$607,166
Uncommitted	October 2024	30,000	28,750
Total other secured lines of credit		$653,935	$635,916
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
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with all financial covenants as of March 31, 2024.

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
As of March 31, 2024, we had HMBS-related borrowings of $17.8 billion and HECM pledged as collateral to the pools of $18.1 billion, both carried at fair value.
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
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include reverse mortgage loans that were previously repurchased out of a HMBS pool, which are referred to as HECM buyouts, commercial mortgage loans, and non-agency reverse mortgages. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the Condensed Consolidated Statements of Financial Condition as loans held for investment, subject to nonrecourse debt, at fair value, and nonrecourse debt, at fair value. As of March 31, 2024, we had nonrecourse debt-related borrowings of $7.9 billion.
Notes Payable
Senior unsecured notes
On November 5, 2020, FOAF, a consolidated subsidiary of the Company, issued $350 million aggregate principal amount of senior unsecured notes due November 15, 2025 (the “Notes”). The Notes bear interest at a rate of 7.875% per year, payable semi-annually in arrears on May 15 and November 15 beginning on May 15, 2021. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by FoA and each of FoA’s material existing and future consolidated domestic subsidiaries, excluding FOAF and subsidiaries.
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

The Notes contain covenants limiting, among other things, FOAF and its restricted subsidiaries’ ability to incur certain types of additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease, or otherwise dispose of all or substantially all of FOAF’s assets. These incurrence-based covenants are subject to exceptions and qualifications. Many of these covenants will cease to apply during any time that the Notes have investment grade ratings and no default with respect to the Notes has occurred and is continuing. The Company was in compliance with all required covenants related to the Notes as of March 31, 2024.
FoA’s existing owners or their affiliated entities, including Blackstone and Brian L. Libman, FoA’s founder and chairman, purchased notes in the offering in an aggregate principal amount of $135.0 million.
Related-party notes
The Company had two Revolving Working Capital Promissory Note Agreements (the “Working Capital Promissory Notes”) outstanding with BTO Urban Holdings and Libman Family Holdings, LLC, a Delaware limited liability company which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 10.0% per annum, which will increase to 15.0% per annum on May 15, 2024, and mature in May 2025.

Contractual Obligations and Commitments
The following table provides a summary of obligations and commitments outstanding as of March 31, 2024 (in thousands):

	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Warehouse lines of credit	$435,275	$373,239	$62,036	$—	$—
MSR line of credit	69,231	—	—	69,231	—
Other secured lines of credit	566,685	180,575	—	—	386,110
Nonrecourse debt	8,469,912	1,662,076	4,055,618	676,393	2,075,825
Notes payable	436,193	—	436,193	—	—
Operating leases	40,121	5,626	9,602	7,571	17,322
Total	$10,017,417	$2,221,516	$4,563,449	$753,195	$2,479,257
In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans in the Condensed Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS related obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned properties. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $17.1 billion as of March 31, 2024.
The Company’s TRA obligation will require payments to be made that may be significant and are not reflected in the contractual obligations tables set forth above.
CRITICAL ACCOUNTING ESTIMATES
For a description of our critical accounting estimates, see the Form 10-K filed with the SEC on March 15, 2024.

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
We estimate the fair value of the outstanding mortgage loans and related liabilities using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions used in the model are based on various factors. Refer to Note 6 - Fair Value in the Notes to Condensed Consolidated Financial Statements for further discussion of the key assumptions and valuation techniques.
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

The following table summarizes the estimated change in the fair value of our significant assets and liabilities sensitive to interest rates as of March 31, 2024 (in thousands).

	March 31, 2024
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Loans held for investment, subject to HMBS related obligations	$31,833	$(33,863)
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	115,261	(113,250)
Commercial mortgage loans	143	(143)
Loans held for investment:
Reverse mortgage loans	5,629	(5,441)
Total assets	$152,866	$(152,697)

Increase (decrease) in liabilities
HMBS related obligations	$27,656	$(29,642)
Nonrecourse debt	62,153	(69,376)
Total liabilities	$89,809	$(99,018)

Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, and the information described above in this Item 4, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 12 - Litigation in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Item 1A. Risk Factors” included in the Form 10-K filed with the SEC on March 15, 2024.
In addition to the other information included in this Report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” included in the Form 10-K, as well as the factors identified under “Forward-Looking Statements” prior to the beginning of Part I, Item 1 of this Quarterly Report and as may be updated in subsequent filings with the SEC, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Form 10-K and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Finance of America Companies Inc.
Date:	May 10, 2024	By:	/s/ Matthew A. Engel
Matthew A. Engel
Chief Financial Officer
(Principal Financial Officer)