Form 10-Q
period 2024-06-30
Finance of America Companies Inc.
filed 2024-08-09
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 6, 2024, there were issued and outstanding 9,925,802 shares of the registrant’s Class A Common Stock, par value $0.0001, and 15 shares of the registrant’s Class B Common Stock, par value $0.0001.

Finance of America Companies Inc. Quarterly Report on Form 10-Q Table of Contents

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (the “Form 10-Q”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of Finance of America Companies Inc.’s (the “Company”) control. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “budgets,” “forecasts,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including those risks described below. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of this report. Results for any specified quarter are not necessarily indicative of the results that may be expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. In addition to the other information in the Form 10-Q, the following risk factors should be considered carefully in evaluating the Company and our business:
•our ability to manage the unique challenges presented by operating as a modern retirement solutions platform rather than a vertically integrated lending and complementary services platform due to the transformation of our business;
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
•our ability to manage various legal proceedings, federal or state governmental examinations, and enforcement investigations we are subject to from time to time, the results of which are difficult to predict or estimate;
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
Additional Information
To learn more about Finance of America Companies Inc., please visit our website at www.financeofamericacompanies.com. From time to time, we use our website as a channel of distribution of material Company information. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge under the Investor Relations section of our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the SEC. Our reports, proxy and information statements, and other information filed electronically with the SEC can also be accessed at www.sec.gov.

PART I - Financial Information Item 1. Financial Statements
Finance of America Companies Inc. Condensed Consolidated Statements of Financial Condition (in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$46,509	$46,482
Restricted cash	200,104	178,319
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related obligations, at fair value	18,196,092	17,548,763
Loans held for investment, subject to nonrecourse debt, at fair value	8,418,195	8,272,393
Loans held for investment, at fair value	677,726	575,228
Intangible assets, net	234,936	253,531
Other assets, net	196,134	226,153
Assets of discontinued operations	4,658	6,721
TOTAL ASSETS	$27,974,354	$27,107,590

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$17,980,232	$17,353,720
Nonrecourse debt, at fair value	8,050,708	7,904,200
Other financing lines of credit	1,073,844	928,479
Notes payable, net (includes amounts due to related parties of $84,630 and $59,130, respectively)	442,971	410,911
Payables and other liabilities	157,273	219,569
Liabilities of discontinued operations	18,029	18,304
TOTAL LIABILITIES	27,723,057	26,835,183
Commitments and Contingencies (Note 14)
EQUITY
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 10,344,043 and 10,059,924 shares issued, respectively, and 9,918,193 and 9,634,074 shares outstanding, respectively	1	1
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized; 15 shares issued and outstanding, respectively	—	—
Additional paid-in capital	951,535	946,938
Accumulated deficit	(724,010)	(714,383)
Accumulated other comprehensive loss	(296)	(249)
Noncontrolling interest	24,067	40,100
TOTAL EQUITY	251,297	272,407
TOTAL LIABILITIES AND EQUITY	$27,974,354	$27,107,590

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Restricted cash	$189,968	$168,010
Loans held for investment, subject to nonrecourse debt, at fair value	8,032,665	7,881,566
Loans held for investment, at fair value	215,182	—
Other assets, net	61,885	68,178
TOTAL ASSETS	$8,499,700	$8,117,754

LIABILITIES
Nonrecourse debt, at fair value	$7,684,093	$7,531,412
Other financing lines of credit	168,774	—
Payables and other liabilities	793	546
TOTAL LIABILITIES	$7,853,660	$7,531,958

NET CARRYING VALUE OF ASSETS IN VIEs	$646,040	$585,796

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
PORTFOLIO INTEREST INCOME
Interest income	$478,091	$414,661	$942,070	$725,625
Interest expense	(412,618)	(349,582)	(806,422)	(597,969)
NET PORTFOLIO INTEREST INCOME	65,473	65,079	135,648	127,656

OTHER INCOME (EXPENSE)
Net origination gains	40,260	32,926	79,917	57,401
Gain on securitization of home equity conversion mortgages (“HECM”) tails, net	11,031	5,604	21,757	9,995
Fair value changes from model amortization	(47,813)	(55,238)	(105,421)	(105,504)
Fair value changes from market inputs or model assumptions	11,260	(162,410)	24,822	(49,719)
Net fair value changes on loans and related obligations	14,738	(179,118)	21,075	(87,827)
Fee income	7,880	13,824	14,116	20,176
Gain (loss) on sale and other income from loans held for sale, net	216	(4,054)	302	(16,480)
Non-funding interest expense, net	(9,268)	(7,628)	(17,420)	(14,567)
NET OTHER INCOME (EXPENSE)	13,566	(176,976)	18,073	(98,698)

TOTAL REVENUES	79,039	(111,897)	153,721	28,958

EXPENSES
Salaries, benefits, and related expenses	35,053	51,098	74,076	91,912
Loan production and portfolio related expenses	5,662	6,934	14,275	14,926
Loan servicing expenses	7,632	8,638	15,850	15,274
Marketing and advertising expenses	10,706	8,719	19,218	10,675
Depreciation and amortization	9,753	12,372	19,431	22,477
General and administrative expenses	16,241	22,244	33,512	38,518
TOTAL EXPENSES	85,047	110,005	176,362	193,782
IMPAIRMENT OF OTHER ASSETS	—	—	(600)	—
OTHER, NET	2,240	(1,937)	3,693	(1,001)
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,768)	(223,839)	(19,548)	(165,825)
Provision (benefit) for income taxes from continuing operations	1,153	(3,215)	1,153	(683)
NET LOSS FROM CONTINUING OPERATIONS	(4,921)	(220,624)	(20,701)	(165,142)
NET LOSS FROM DISCONTINUED OPERATIONS	(203)	(1,857)	(4,727)	(42,747)
NET LOSS	(5,124)	(222,481)	(25,428)	(207,889)
Net loss from continuing operations attributable to noncontrolling interest	(2,937)	(141,005)	(13,082)	(104,250)
Net loss from discontinued operations attributable to noncontrolling interest	(98)	(2,336)	(2,719)	(27,553)
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(1,984)	(79,619)	(7,619)	(60,892)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(105)	479	(2,008)	(15,194)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(2,089)	$(79,140)	$(9,627)	$(76,086)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
EARNINGS PER SHARE (Note 20)
Basic weighted average shares outstanding	9,898,182	8,740,986	9,773,370	7,577,797
Basic net loss per share from continuing operations	$(0.20)	$(9.11)	$(0.78)	$(8.04)
Basic net loss per share	$(0.21)	$(9.05)	$(0.99)	$(10.04)
Diluted weighted average shares outstanding	23,084,189	8,740,986	23,013,742	7,577,797
Diluted net loss per share from continuing operations	$(0.29)	$(9.11)	$(0.88)	$(8.04)
Diluted net loss per share	$(0.30)	$(9.05)	$(1.06)	$(10.04)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (in thousands)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
NET LOSS	$(5,124)	$(222,481)	$(25,428)	$(207,889)
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	(30)	(45)	(47)	19
TOTAL COMPREHENSIVE LOSS	(5,154)	(222,526)	(25,475)	(207,870)
Less: Comprehensive loss attributable to noncontrolling interest	(3,052)	(143,371)	(15,828)	(131,791)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(2,102)	$(79,155)	$(9,647)	$(76,079)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at March 31, 2024	9,656,175	$1	15	$—	$950,597	$(721,921)	$(266)	13,288,191	$27,312	$255,723
Net loss	—	—	—	—	—	(2,089)	—	—	(3,035)	(5,124)
Equity-based compensation, net	—	—	—	—	1,595	—	—	—	—	1,595
Conversion of LLC Units for Class A Common Stock	110	—	—	—	—	—	—	(110)	—	—
Settlement of long-term incentive plan (“LTIP”) restricted stock units (“RSUs”), net	102,120	—	—	—	210	—	—	(102,120)	(210)	—
Settlement of other RSUs	278,441	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(118,653)	—	—	—	(867)	—	—	—	—	(867)
Foreign currency translation adjustment	—	—	—	—	—	—	(30)	—	—	(30)
Balance at June 30, 2024	9,918,193	$1	15	$—	$951,535	$(724,010)	$(296)	13,185,961	$24,067	$251,297

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at March 31, 2023	8,558,003	$1	15	$—	$926,918	$(631,241)	$(209)	14,355,998	$194,963	$490,432
Net loss	—	—	—	—	—	(79,140)	—	—	(143,341)	(222,481)
Equity-based compensation, net	—	—	—	—	7,252	—	—	—	—	7,252
Conversion of LLC Units for Class A Common Stock	48	—	—	—	—	—	—	(48)	—	—
Settlement of LTIP RSUs, net	201,588	—	—	—	3,171	—	—	(201,588)	(3,172)	(1)
Settlement of other RSUs	117,920	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(114,768)	—	—	—	(1,422)	—	—	—	—	(1,422)
Foreign currency translation adjustment	—	—	—	—	—	—	(45)	—	—	(45)
Balance at June 30, 2023	8,762,791	$1	15	$—	$935,919	$(710,381)	$(254)	14,154,362	$48,450	$273,735

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2023	9,634,074	$1	15	$—	$946,938	$(714,383)	$(249)	13,297,081	$40,100	$272,407
Net loss	—	—	—	—	—	(9,627)	—	—	(15,801)	(25,428)
Equity-based compensation, net	—	—	—	—	5,364	—	—	—	—	5,364
Conversion of LLC Units for Class A Common Stock	171	—	—	—	—	—	—	(171)	—	—
Settlement of LTIP RSUs, net	110,949	—	—	—	232	—	—	(110,949)	(232)	—
Settlement of other RSUs	305,625	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(132,626)	—	—	—	(999)	—	—	—	—	(999)
Foreign currency translation adjustment	—	—	—	—	—	—	(47)	—	—	(47)
Balance at June 30, 2024	9,918,193	$1	15	$—	$951,535	$(724,010)	$(296)	13,185,961	$24,067	$251,297

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2022	6,342,335	$1	14	$—	$888,493	$(634,295)	$(273)	12,445,330	$150,915	$404,841
Net loss	—	—	—	—	—	(76,086)	—	—	(131,803)	(207,889)
Equity-based compensation, net	—	—	—	—	15,361	—	—	—	—	15,361
Conversion of LLC Units for Class A Common Stock	408	—	—	—	4	—	—	(408)	(4)	—
Settlement of LTIP RSUs, net	259,859	—	—	—	3,920	—	—	(259,859)	(3,830)	90
Settlement of other RSUs	130,281	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(144,004)	—	—	—	(1,859)	—	—	—	—	(1,859)
Issuance of shares (Note 19 - Related-Party Transactions)	2,173,912	—	—	—	30,000	—	—	—	—	30,000
Issuance of units (Note 3 - Acquisitions)	—	—	1	—	—	—	—	1,969,299	33,172	33,172
Foreign currency translation adjustment	—	—	—	—	—	—	19	—	—	19
Balance at June 30, 2023	8,762,791	$1	15	$—	$935,919	$(710,381)	$(254)	14,154,362	$48,450	$273,735

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Operating Activities(1)
Net loss	$(25,428)	$(207,889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	(210,813)	323,571
Net cash provided by (used in) operating activities	(236,241)	115,682

Investing Activities(1)
Purchases and originations of loans held for investment	(1,366,450)	(1,577,211)
Proceeds/payments received on loans held for investment	1,086,741	895,538
Purchases and originations of loans held for investment, subject to nonrecourse debt	(22,236)	(47,505)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	493,853	738,395
Proceeds on sale of mortgage servicing rights (“MSR”)	5,516	84,029
Acquisition of American Advisors Group net assets	—	(140,854)
Proceeds from sale of businesses	3,000	5,262
Other investing activities, net	(166)	(3,974)
Net cash provided by (used in) investing activities	200,258	(46,320)

Financing Activities(1)
Proceeds from issuance of HMBS related obligations	971,926	921,390
Payments on HMBS related obligations	(1,039,423)	(887,395)
Proceeds from issuance of nonrecourse debt	388,203	1,187,235
Payments on nonrecourse debt	(439,130)	(878,800)
Proceeds from other financing lines of credit	2,745,746	2,556,906
Payments on other financing lines of credit	(2,593,381)	(2,940,162)
Changes in notes payable	27,047	12,790
Issuance of Class A Common Stock	—	30,000
Other financing activities, net	(3,146)	(869)
Net cash provided by financing activities	57,842	1,095

Effect of exchange rate changes on cash and cash equivalents	(47)	19
Net increase in cash and cash equivalents and restricted cash	21,812	70,476
Cash and cash equivalents and restricted cash, beginning of period(1)	224,801	277,436
Cash and cash equivalents and restricted cash, end of period(1)	$246,613	$347,912

Cash and cash equivalents	$46,509	$82,058
Restricted cash	200,104	265,854
Total cash and cash equivalents and restricted cash, end of period(1)	$246,613	$347,912

Supplementary Cash Flows Information
Cash paid for interest	$178,646	$140,159
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	5,424	3,685
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4 - Discontinued Operations for additional information regarding cash flow associated with the results of discontinued operations.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Company, through its FAH holding company subsidiary, operates a lending company, Finance of America Reverse LLC (“FAR”). Through FAR, the Company originates, purchases, sells, securitizes, and services HECM, which are insured by the Federal Housing Administration (“FHA”), and non-agency reverse mortgages. The Company, through its Incenter holding company subsidiary, has operating service companies (the “operating service subsidiaries” and together with FAR, the “operating subsidiaries”) which provide capital markets and portfolio management capabilities.
Organizational Transformation and Realignment of Segments
During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines while enhancing our reverse mortgage loan business, as described in further detail below, in order to transform our business from a vertically integrated lending and complementary services platform to a modern retirement solutions platform. This transformation included the wind-down of the previously reported Mortgage Originations segment and sale of the previously reported Commercial Originations and Lender Services segments. During the quarter ended March 31, 2023, to more closely align with the business strategy, the Company restructured the reporting segments into the following: Retirement Solutions and Portfolio Management. Refer to Note 17 - Business Segment Reporting for additional information.
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
On August 31, 2023, the Company’s indirect subsidiary, Finance of America Mortgage LLC (“FAM”), entered into an agreement to sell certain operational assets of the home improvement lending business. This transaction closed on September 15, 2023. In connection with such transaction, the Company began the process of winding down the operations of the home improvement lending business, which was substantially complete as of March 31, 2024. The wind-down of the home improvement lending business was not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the previous operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations.
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
During the quarter ended September 30, 2023, the Company ceased the operations of the Company’s Incenter Solutions LLC operating service subsidiary. The wind-down of Incenter Solutions LLC was substantially complete as of December 31, 2023. The wind-down of Incenter Solutions LLC was not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the previous operations of Incenter Solutions LLC are reported within Corporate and Other in Note 17 - Business Segment Reporting, rather than as discontinued operations.
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
American Advisors Group Transaction
On March 31, 2023, FAR acquired a majority of the assets and certain of the liabilities of American Advisors Group, now known as Bloom Retirement Holdings Inc. (“AAG/Bloom” or “Seller”), including, among other things, certain residential reverse mortgage loans and the right to service certain HECM (such acquisition, the “AAG Transaction”). These assets and liabilities were acquired pursuant to an Asset Purchase Agreement, a Servicing Rights Purchase and Sale Agreement, and a Loan Sale Agreement entered into on December 6, 2022 with AAG/Bloom. The operations acquired by the Company as a result of the AAG Transaction are included in the Company’s Retirement Solutions segment reporting. Refer to Note 3 - Acquisitions for additional information.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements comprise the financial statements of FoA and its controlled subsidiaries. The condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial condition as of June 30, 2024, its results of operations for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The Condensed Consolidated Statement of Financial Condition at December 31, 2023 was derived from audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or for the full year. The condensed consolidated financial statements, including the significant accounting policies, should be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2023 within the Company’s Annual Report on Form 10-K.
The significant accounting policies, together with the other Notes to Condensed Consolidated Financial Statements, are an integral part of the condensed consolidated financial statements. Where applicable, the significant accounting policies have been updated below for the presentation changes in the Condensed Consolidated Statements of Operations.
On July 25, 2024, the Company completed a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its shares of Class A Common Stock. FoA Equity completed a corresponding 1-for-10 reverse split of its units (“Class A LLC Units”) to maintain the 1-for-1 parity of its Class A LLC Units with the Company’s adjusted number of Class A Common Stock shares. All references in this Quarterly Report on Form 10-Q to numbers of Class A Common Stock shares, weighted average shares outstanding, loss per share, FoA Class A Common Stock share price, and number of Class A LLC Units have been adjusted to reflect the Reverse Stock Split on a retroactive basis. As a result of the Reverse Stock Split, an immaterial amount was reclassified from Class A Common Stock to additional paid-in capital in the Condensed Consolidated Statements of Financial Condition. Refer to Note 21 - Subsequent Events for additional information.

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
Change in Condensed Consolidated Statements of Operations Presentation
In the Company’s current Form 10-Q, the Condensed Consolidated Statements of Operations presentation has been changed to provide additional detail regarding the Company’s activities. The change primarily consists of disaggregating the Company’s previously reported net fair value gains (losses) on loans and related obligations caption into the currently presented captions of interest income, interest expense, net origination gains, gain on securitization of HECM tails, net, fair value changes from model amortization, and fair value changes from market inputs or model assumptions. Additionally, previously reported interest income and interest expense, which primarily represented the Company’s interest income on mortgage loans held for sale and other interest income and the Company’s interest expense associated with the Company’s other financing lines of credit, was combined with the interest income and interest expense that was previously reported within net fair value gains (losses) on loans and related obligations, excluding non-portfolio interest income and the interest expense associated with the Company’s non-funding debt, which is now reported separately as non-funding interest expense, net. As a result of the change, the Company’s previously reported revenues have been recast to reflect the updated presentation as follows:

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Reconciliation of the previously reported Condensed Consolidated Statements of Operations captions to the current presentation:

For the three months ended June 30, 2023	Total	Net fair value losses on loans and related obligations	Fee income	Loss on sale and other income from loans held for sale, net	Interest income	Interest expense
Finance of America Companies Inc. as previously reported	$(111,897)	$(93,133)	$13,824	$(4,054)	$3,200	$(31,734)

Reconciliation to current presentation:

PORTFOLIO INTEREST INCOME
Interest income	414,661	411,461	—	—	3,200	—
Interest expense	(349,582)	(325,476)	—	—	—	(24,106)
NET PORTFOLIO INTEREST INCOME	65,079	85,985	—	—	3,200	(24,106)

OTHER INCOME (EXPENSE)
Net origination gains	32,926	32,926	—	—	—	—
Gain on securitization of HECM tails, net	5,604	5,604	—	—	—	—
Fair value changes from model amortization	(55,238)	(55,238)	—	—	—	—
Fair value changes from market inputs or model assumptions	(162,410)	(162,410)	—	—	—	—
Net fair value changes on loans and related obligations	(179,118)	(179,118)	—	—	—	—
Fee income	13,824	—	13,824	—	—	—
Loss on sale and other income from loans held for sale, net	(4,054)	—	—	(4,054)	—	—
Non-funding interest expense, net	(7,628)	—	—	—	—	(7,628)
NET OTHER INCOME (EXPENSE)	(176,976)	(179,118)	13,824	(4,054)	—	(7,628)

TOTALS	$(111,897)	$(93,133)	$13,824	$(4,054)	$3,200	$(31,734)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2023	Total	Net fair value gains on loans and related obligations	Fee income	Loss on sale and other income from loans held for sale, net	Interest income	Interest expense
Finance of America Companies Inc. as previously reported	$28,958	$83,261	$20,176	$(16,480)	$5,291	$(63,290)

Reconciliation to current presentation:

PORTFOLIO INTEREST INCOME
Interest income	725,625	720,955	—	—	4,670	—
Interest expense	(597,969)	(549,867)	—	—	—	(48,102)
NET PORTFOLIO INTEREST INCOME	127,656	171,088	—	—	4,670	(48,102)

OTHER INCOME (EXPENSE)
Net origination gains	57,401	57,401	—	—	—	—
Gain on securitization of HECM tails, net	9,995	9,995	—	—	—	—
Fair value changes from model amortization	(105,504)	(105,504)	—	—	—	—
Fair value changes from market inputs or model assumptions	(49,719)	(49,719)	—	—	—	—
Net fair value changes on loans and related obligations	(87,827)	(87,827)	—	—	—	—
Fee income	20,176	—	20,176	—	—	—
Loss on sale and other income from loans held for sale, net	(16,480)	—	—	(16,480)	—	—
Non-funding interest expense, net	(14,567)	—	—	—	621	(15,188)
NET OTHER INCOME (EXPENSE)	(98,698)	(87,827)	20,176	(16,480)	621	(15,188)

TOTALS	$28,958	$83,261	$20,176	$(16,480)	$5,291	$(63,290)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounting Policy Updates for Changes in Condensed Consolidated Statements of Operations Presentation
Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value, Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value, and Loans Held for Investment, at Fair Value
The yield recognized on loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, and loans held for investment is recorded in interest income in the Condensed Consolidated Statements of Operations and includes the recognition of interest income that is expected to be collected based on the stated interest rates of the loans. The difference between the cost basis of newly originated or acquired loans and their estimated fair value is recognized in the net origination gains component of net fair value changes on loans and related obligations in the Condensed Consolidated Statements of Operations. Certain HECM and non-agency reverse mortgage loans originated or acquired by the Company include broker compensation or correspondent fees. These premiums are remitted to the mortgage broker or correspondent lender who acted as the intermediary for the reverse mortgage. Broker compensation and correspondent fees are recorded on a net basis in net origination gains and therefore are not separately presented in the Condensed Consolidated Statements of Operations. Through the servicing of HECM loans, the Company generates tails. Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which the Company is able to subsequently pool into a security. The fair value gain recognized on the securitization of tails is recorded in gain on securitization of HECM tails, net, in the Condensed Consolidated Statements of Operations. Changes in estimated fair value are recorded in net fair value changes on loans and related obligations, with changes in fair value due to portfolio runoff and realization of modeled income and expenses being recorded in fair value changes from model amortization in the Condensed Consolidated Statements of Operations, and other fair value changes being recorded in fair value changes from market inputs or model assumptions in the Condensed Consolidated Statements of Operations.
Other Assets, Net
Retained Bonds, at Fair Value
The yield recognized on retained bonds is recorded in interest income in the Condensed Consolidated Statements of Operations and includes the contractual interest income that is expected to be collected based on the stated interest rates of the bonds. The changes in estimated fair value are recorded in net fair value changes on loans and related obligations, with changes in fair value due to portfolio runoff and realization of modeled income and expenses being recorded in fair value changes from model amortization in the Condensed Consolidated Statements of Operations, and other fair value changes being recorded in fair value changes from market inputs or model assumptions in the Condensed Consolidated Statements of Operations.
HMBS Related Obligations, at Fair Value, and Nonrecourse Debt, at Fair Value
The interest on the HMBS related obligations and nonrecourse debt is recorded in interest expense in the Condensed Consolidated Statements of Operations and includes recognition of contractual interest expense based on the stated interest rates of the obligations and amortization of any discount at which the related bonds were issued. The discount is amortized to interest expense in the Condensed Consolidated Statements of Operations over the expected life of the note using the effective interest method. The changes in estimated fair value are recorded in net fair value changes on loans and related obligations, with changes in fair value due to portfolio runoff and realization of modeled income and expenses being recorded in fair value changes from model amortization in the Condensed Consolidated Statements of Operations, and other fair value changes being recorded in fair value changes from market inputs or model assumptions in the Condensed Consolidated Statements of Operations.
Notes Payable, Net
The interest recognized on notes payable is recorded in non-funding interest expense in the Condensed Consolidated Statements of Operations. The interest recognized includes the contractual interest expense based on the stated interest rates of the debt and amortization of any issuance costs, premiums, and discounts which are amortized over the outstanding life of the note using the effective interest method.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Issued Accounting Guidance, Not Yet Adopted as of June 30, 2024

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
The following table summarizes the fair value of the consideration transferred and the major classes of assets acquired and liabilities assumed in relation to the March 31, 2023 acquisition (in thousands):

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

Consideration transferred:
FoA Class B Common Stock(1)	$—
Cash consideration(2)	3,100
Notes payable to Seller	4,500
Pay off indebtedness(2)	136,984
Initial equity consideration – Class A LLC Units(3)	24,419
Deferred equity consideration – Class A LLC Units(4)	13,137
Other liabilities assumed	8,429
Buyer transaction expenses(2)	770
Forgiveness of bridge working capital notes payable	24,034
Total cost	$215,373
Assets acquired:
Loans held for investment, subject to HMBS related obligations	$5,448,712
Loans held for investment	138,270
Fixed assets and leasehold improvements	2,400
Right-of-use leased assets	491
Other assets	6,270
Total assets acquired	5,596,143
Liabilities assumed:
HMBS related obligations	5,354,372
Operating lease liabilities	492
Payables and other liabilities	25,906
Total liabilities assumed	5,380,770
Net identifiable assets acquired	$215,373
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
(3) At the closing of the AAG Transaction, FoA Equity issued 1,969,299 Class A LLC Units to the Seller, which hold 1:1 conversion rights for Class A Common Stock of FoA. At the closing date, the fair value of these Class A LLC Units were equal to the Class A Common Stock share price of $12.40 per share.
(4) The deferred equity consideration is comprised of two forms of issuable Class A LLC Units; 705,841 units with a fair value of $8.7 million that are equity classified and indemnity holdback units totaling up to 714,226 units as of the acquisition date with a fair value of $4.4 million that are liability classified. The deferred equity consideration that is liability classified is recorded in payables and other liabilities in the Condensed Consolidated Statements of Financial Condition.
The indemnity holdback units to be issued to the Seller are based on set thresholds and, subject to meeting the control condition, are settled two and three years following the closing date. The amount of units released to the Seller depends on the dollar amount of indemnified claims FoA pays out on behalf of the Seller related to litigation liabilities and indemnifiable loan losses. Two years following the closing date, FoA Equity will issue to the Seller Class A LLC Units equal to the excess of the remaining indemnity holdback units over the threshold of 357,113. The remaining Class A LLC Units the Seller is entitled to are issued three years following the closing date. Management has included the fair value of indemnity holdback units, reduced for estimated litigation liabilities and indemnifiable loan losses, above in the consideration given to the Seller.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Discontinued Operations
During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines while enhancing our reverse mortgage loan business, in order to transform our business from a vertically integrated lending and complementary services platform to a modern retirement solutions platform. This transformation included the wind-down of the previously reported Mortgage Originations segment and sale of the previously reported Commercial Originations and Lender Services segments. This constitutes a strategic shift that has or will have a major effect on our operations and financial results.
The following table summarizes the major classes of assets and liabilities classified as discontinued operations as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Assets
Other assets, net	$4,658	$6,721
Liabilities
Payables and other liabilities	18,029	18,304

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the major components of net loss from discontinued operations (in thousands):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Portfolio interest income
Interest income	$—	$311	$—	$828
Interest expense	—	(150)	—	(970)
Net portfolio interest income (expense)	—	161	—	(142)

Other income (expense)
Net origination gains	—	—	—	308
Net fair value changes on loans and related obligations	—	—	—	308
Fee income	—	35,497	—	68,125
Gain (loss) on sale and other income from loans held for sale, net	—	(118)	—	278
Net other income (expense)	—	35,379	—	68,711

Total revenues	—	35,540	—	68,569

Expenses
Salaries, benefits, and related expenses	—	19,851	—	50,702
Loan production and portfolio related expenses	—	150	—	1,187
Marketing and advertising expenses	—	348	—	888
Depreciation and amortization	—	—	—	2,778
General and administrative expenses	98	29,182	1,622	54,332
Total expenses	98	49,531	1,622	109,887
Impairment of intangibles and other assets(1)	—	(3,400)	—	(4,455)
Other, net(2)	(105)	11,010	(3,105)	1,921
Net loss from discontinued operations before income taxes	(203)	(6,381)	(4,727)	(43,852)
Benefit for income taxes from discontinued operations	—	(4,524)	—	(1,105)
Net loss from discontinued operations	(203)	(1,857)	(4,727)	(42,747)
Net loss from discontinued operations attributable to noncontrolling interest	(98)	(2,336)	(2,719)	(27,553)
Net income (loss) from discontinued operations attributable to controlling interest	$(105)	$479	$(2,008)	$(15,194)
(1) The Company evaluates the carrying value of long-lived assets, including intangible assets, fixed assets, leasehold improvements as well as right-of-use assets in operating leases when indicators of impairment exist in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. Based on the analyses, the Company recognized impairment charges in the three and six months ended June 30, 2023, related to the sales of the previously reported Lender Services and Commercial Originations segments.
(2) Includes a $3.0 million contingent liability related to our discontinued operations for the six months ended June 30, 2024 and gains on disposals of $12.2 million and $2.0 million for the three and six months ended June 30, 2023, respectively. The gains on disposals consist of a $12.2 million gain on the sale of the remaining assets of the Lender Services segment and a $10.2 million loss on the sale of our commercial originations operational assets.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 included the following material activities related to discontinued operations (in thousands):

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Gain on sale and other income from loans held for sale, net	$—	$278
Unrealized fair value changes on loans, related obligations, and derivatives	—	308
Impairment of intangibles and other assets	—	4,455
Depreciation and amortization	—	2,778
Acquisition of fixed assets	—	1,815

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
Consolidated VIEs
FAR
FAR securitizes certain of its interests in HECM buyouts and non-agency reverse mortgage loans. The transactions provide investors with the ability to invest in a pool of reverse mortgage loans secured by residential properties. The transactions provide FAR with access to liquidity for these assets, ongoing servicing fees, and potential residual returns. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying reverse mortgage loans, which serve as collateral for the debt. The securitizations are callable at or following the optional redemption date as defined in the respective indenture agreements. During the three and six months ended June 30, 2024, the Company entered into a financing agreement which was structured as a securitization. The special purpose entity created for the purposes of the financing is a VIE which the Company has consolidated, as the Company is the primary beneficiary. The non-agency loans included in this securitization are recorded in loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition and the associated debt is recorded in other financing lines of credit in the Condensed Consolidated Statements of Financial Condition.
During the three and six months ended June 30, 2024, the Company redeemed outstanding securitized notes related to certain non-agency reverse product securitizations. As part of the redemptions, the Company paid off notes with outstanding principal balances of $380.4 million and $805.1 million, respectively. The notes were paid off at par.
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
During the three and six months ended June 30, 2024, the Company redeemed outstanding securitized notes related to certain commercial mortgage securitizations. As part of the redemptions, the Company paid off notes with outstanding principal balances of $45.6 million. The notes were paid off at par.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Servicing-Securitized Loans
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
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for both the three and six months ended June 30, 2024 or 2023.
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Condensed Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	June 30, 2024	December 31, 2023
ASSETS
Restricted cash	$189,968	$168,010
Loans held for investment, subject to nonrecourse debt, at fair value	8,032,665	7,881,566
Loans held for investment, at fair value	215,182	—
Other assets, net	61,885	68,178
TOTAL ASSETS	$8,499,700	$8,117,754

LIABILITIES
Nonrecourse debt, at fair value	$8,057,199	$7,859,065
Other financing lines of credit	168,774	—
Payables and other liabilities	793	546
TOTAL VIE LIABILITIES	8,226,766	7,859,611
Retained bonds and beneficial interests eliminated in consolidation	(373,106)	(327,653)
TOTAL CONSOLIDATED LIABILITIES	$7,853,660	$7,531,958
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Transfer of loans accounted for as secured borrowings
The Company securitized certain non-agency reverse mortgage loans and commercial mortgage loans where its beneficial interest in the securitizations is limited to a 5% eligible vertical interest in the trusts. The Company determined that these securitization structures meet the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and the Company does not have the power to direct the activities that most significantly affect the economic performance of the VIEs. However, the transfers of the loans to the VIEs were determined not to be sales. As such, the Company continues to recognize the loans and recognized a nonrecourse liability for the proceeds received from third parties for the transfer of the loans. Bonds issued in the securitization that were retained by the Company are not recognized. The Company’s continuing involvement with and exposure to loss from the VIEs includes the carrying value of the retained bonds, servicing advances in the role as servicer, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the VIEs have no recourse to the Company’s assets or general credit. The underlying performance of the mortgage loans held has a direct impact on the fair values and cash flows of the beneficial interests held.
The tables below present a summary of the unconsolidated VIEs for which the Company holds variable interests (in thousands).

	June 30, 2024
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$49,284	$—	$49,284	$981,080
Transfers of loans - secured borrowing
Loans and nonrecourse liability	393,341	372,629	20,712	393,341
TOTAL	$442,625	$372,629	$69,996	$1,374,421

	December 31, 2023
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$50,774	$—	$50,774	$1,008,152
Transfers of loans - secured borrowing
Loans and nonrecourse liability	389,557	368,343	21,214	389,557
TOTAL	$440,331	$368,343	$71,988	$1,397,709

As of June 30, 2024 and December 31, 2023, there were $1.3 million and $0.7 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due.

6. Fair Value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on the assumptions market participants would use when pricing an asset or liability and follows a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
valuation. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and six months ended June 30, 2024 and 2023.
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
Level 3
Commercial mortgage loans - securitized	This product is valued using a discounted cash flow (“DCF”) model utilizing a single monthly mortality prepayment rate (“SMM”), discount rate, and loss rate assumptions.	Level 3
(1) The Company aggregates loan portfolios based on the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided is based on the range of inputs utilized for each securitization trust.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

Loans held for investment
Inventory buyouts	The fair value of repurchased loans is based on expected cash proceeds of the liquidation of the underlying properties and expected claim proceeds from HUD. The primary assumptions utilized in valuing nonperforming repurchased loans include CPR, loss frequency, loss severity, and discount rate.

	Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution, including assignments to FHA. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and, as servicer, the Company is exposed to losses upon resolution of the loan.	Level 3
Non-agency reverse mortgage loans	The fair value of non-agency reverse mortgage loans is based on values for investments with similar investment grade ratings and the value the Company would expect to receive if the whole loans were sold to an investor.

	The Company values non-agency reverse mortgage loans utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio. The primary assumptions utilized in valuing the loans include WAL, LTV, CPR, loss severity, HPA, and discount rate.	Level 3
Commercial mortgage loans	This product is valued using a DCF model with SMM, discount rate, and constant default rate (“CDR”) assumptions.	Level 3
Other assets
Loans held for sale - residential mortgage loans	This includes all mortgage loans that can be sold to the agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available.	Level 2
Retained bonds
Management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal valuation model. The primary assumptions utilized include WAL and discount rate.
Level 3
MSR
The Company valued MSR internally through a DCF analysis and calculated using a pricing model. This pricing model is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions such as discount rate and weighted average CPR. There were no MSR at June 30, 2024 and the range and weighted average of the unobservable inputs of MSR were not meaningful at December 31, 2023.
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
Level 3
Tax Receivable Agreements (“TRA”) obligation	The fair value is derived through the use of a DCF model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3
Warrant liability
Warrants	The warrants are valued based on the closing market price of the applicable date of the Condensed Consolidated Statements of Financial Condition.	Level 1

	June 30, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
CPR	NM	21.1%	NM	20.1%
Loss frequency	NM	4.2%	NM	4.5%
Loss severity	3.5% - 14.4%	3.6%	3.4% - 12.9%	3.5%
Discount rate	NM	5.3%	NM	5.0%
Average draw rate	NM	1.1%	NM	1.1%
Loans held for investment, subject to nonrecourse debt:
HECM buyouts - securitized (nonperforming)
CPR	NM	41.0%	NM	39.8%
Loss frequency	23.1% - 100.0%	49.8%	23.1% - 100%	51.0%
Loss severity	3.5% - 14.4%	6.4%	3.4% - 12.8%	6.4%
Discount rate	NM	8.9%	NM	8.6%
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.2	NM	7.4
CPR	NM	15.3%	NM	15.1%
Loss severity	3.5% - 14.4%	5.5%	3.4% - 12.8%	6.9%
Discount rate	NM	8.5%	NM	8.2%
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	9.8	NM	9.7
LTV	0.0% - 84.8%	45.8%	0.0% - 79.6%	45.9%
CPR	NM	14.8%	NM	14.7%
Loss severity	NM	10.0%	NM	10.0%
HPA	(4.4)% - 8.9%	3.5%	(9.8)% - 7.6%	3.3%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Discount rate	NM	7.3%	NM	6.9%
Commercial mortgage loans - securitized
SMM	NM	8.6%	NM	10.7%
Discount rate	NM	19.8%	NM	16.5%
Loss rate	NM	5.1%	NM	1.0%
Loans held for investment:
Inventory buyouts
CPR	NM	41.6%	NM	41.5%
Loss frequency	NM	44.9%	NM	48.2%
Loss severity	3.5% - 14.4%	5.6%	3.4% - 12.8%	5.1%
Discount rate	NM	8.9%	NM	8.6%
Non-agency reverse mortgage loans
WAL (in years)	NM	11.7	NM	12.1
LTV	4.3% - 71.4%	34.8%	3.9% - 53.8%	33.8%
CPR	NM	14.7%	NM	14.4%
Loss severity	NM	10.0%	NM	10.0%
HPA	(4.4)% - 8.9%	3.4%	(9.8)% - 7.6%	3.1%
Discount rate	NM	7.2%	NM	6.9%
Commercial mortgage loans
SMM	NM	—%	NM	73.6%
CDR	NM	9.2%	NM	25.6%
Discount rate	9.9% - 21.1%	9.9%	9.6% - 20.0%	13.2%
Other assets:
Retained bonds
WAL (in years)	2.3 - 23.0	4.8	2.3 - 23.4	4.9
Discount rate	(34.3)% - 12.7%	7.5%	(31.2)% - 12.3%	6.7%

Liabilities
HMBS related obligations
CPR	NM	24.2%	NM	23.8%
Discount rate	NM	5.3%	NM	5.0%
Nonrecourse debt:
Reverse mortgage loans:
Performing/Nonperforming HECM securitizations
WAL (in years)	0.4 - 0.5	0.5	NM	0.9
CPR	26.4% - 28.6%	27.6%	21.5% - 22.3%	21.9%
Discount rate	NM	10.6%	NM	10.0%
Securitized non-agency reverse
WAL (in years)	0.8 - 11.0	5.0	0.8 - 11.2	4.5
CPR	0.0% - 23.7%	13.8%	10.6% - 22.3%	14.7%
Discount rate	NM	7.3%	NM	7.0%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Nonrecourse commercial loan financing liability
WAL (in months)	NM	3.9	NM	1.8
Weighted average SMM	NM	19.5%	NM	33.3%
Discount rate	NM	9.6%	NM	9.1%
Deferred purchase price liabilities
TRA obligation
Discount rate	NM	39.6%	NM	33.0%

Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$18,196,092	$—	$—	$18,196,092
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,368,983	—	—	8,368,983
Commercial mortgage loans	49,212	—	—	49,212
Loans held for investment:
Reverse mortgage loans	677,229	—	—	677,229
Commercial mortgage loans	497	—	—	497
Other assets:
Loans held for sale - residential mortgage loans	1,154	—	1,154	—
Retained bonds	41,893	—	—	41,893
Total assets	$27,335,060	$—	$1,154	$27,333,906

Liabilities
HMBS related obligations	$17,980,232	$—	$—	$17,980,232
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	8,038,866	—	—	8,038,866
Nonrecourse commercial loan financing liability	11,842	—	—	11,842
Deferred purchase price liabilities:
Deferred purchase price liabilities	1,834	—	—	1,834
TRA obligation	3,703	—	—	3,703
Warrant liability	116	116	—	—
Total liabilities	$26,036,593	$116	$—	$26,036,477

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$17,548,763	$—	$—	$17,548,763
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,138,403	—	—	8,138,403
Commercial mortgage loans	133,990	—	—	133,990
Loans held for investment:
Reverse mortgage loans	574,271	—	—	574,271
Commercial mortgage loans	957	—	—	957
Other assets:
Loans held for sale - residential mortgage loans	4,246	—	4,246	—
Retained bonds	44,297	—	—	44,297
MSR	6,436	—	—	6,436
Loan purchase commitments	630	—	630	—
Total assets	$26,451,993	$—	$4,876	$26,447,117

Liabilities
HMBS related obligations	$17,353,720	$—	$—	$17,353,720
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,876,932	—	—	7,876,932
Nonrecourse commercial loan financing liability	27,268	—	—	27,268
Deferred purchase price liabilities:
Deferred purchase price liabilities	4,318	—	—	4,318
TRA obligation	4,537	—	—	4,537
Warrant liability	1,150	1,150	—	—
Total liabilities	$25,267,925	$1,150	$—	$25,266,775

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Assets
Three months ended June 30, 2024	Loans held for investment	Loans held for investment, subject to nonrecourse debt	MSR	Retained bonds
Beginning balance	$18,586,682	$8,407,602	$783	$42,906
Total gain (loss) included in earnings	289,317	162,480	—	(171)
Purchases, settlements, and transfers:
Purchases and additions	682,246	11,714	—	—
Sales and settlements	(535,391)	(305,634)	(783)	(842)
Transfers in (out) between categories	(149,036)	142,033	—	—
Ending balance	$18,873,818	$8,418,195	$—	$41,893

	Liabilities
Three months ended June 30, 2024	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(17,827,060)	$(7,883,472)	$(14,424)	$(2,794)	$(4,824)
Total gain (loss) included in earnings	(206,450)	(150,699)	(112)	823	1,121
Purchases, settlements, and transfers:
Purchases and additions	(503,406)	(260,018)	—	—	—
Settlements	556,684	255,323	2,694	137	—
Ending balance	$(17,980,232)	$(8,038,866)	$(11,842)	$(1,834)	$(3,703)

	Assets
Six months ended June 30, 2024	Loans held for investment	Loans held for investment, subject to nonrecourse debt	MSR	Retained bonds
Beginning balance	$18,123,991	$8,272,393	$6,436	$44,297
Total gain (loss) included in earnings	893,799	186,079	(920)	(913)
Purchases, settlements, and transfers:
Purchases and additions	1,366,450	22,236	—	—
Sales and settlements	(1,086,741)	(493,853)	(5,516)	(1,491)
Transfers in (out) between categories	(423,681)	431,340	—	—
Ending balance	$18,873,818	$8,418,195	$—	$41,893

	Liabilities
Six months ended June 30, 2024	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(17,353,720)	$(7,876,932)	$(27,268)	$(4,318)	$(4,537)
Total gain (loss) included in earnings	(694,009)	(206,186)	8,751	2,347	834
Purchases, settlements, and transfers:
Purchases and additions	(971,926)	(388,203)	—	—	—
Settlements	1,039,423	432,455	6,675	137	—
Ending balance	$(17,980,232)	$(8,038,866)	$(11,842)	$(1,834)	$(3,703)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Assets
Three months ended June 30, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds
Beginning balance	$17,360,529	$8,374,827	$18,743	$13,713	$47,048
Total gain (loss) included in earnings	159,828	(219,848)	(523)	207	(610)
Purchases, settlements, and transfers:
Purchases and additions	701,918	20,524	—	—	—
Sales and settlements	(488,514)	(406,433)	(9,059)	(4,464)	(868)
Transfers in (out) between categories	(165,010)	159,344	1,534	—	—
Ending balance	$17,568,751	$7,928,414	$10,695	$9,456	$45,570

	Liabilities
Three months ended June 30, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(16,407,629)	$(7,955,875)	$(75,689)	$(988)	$(4,522)	$(2,202)
Total gain (loss) included in earnings	(132,962)	95,135	(388)	—	480	1,105
Purchases, settlements, and transfers:
Purchases and additions	(627,721)	(467,262)	(4,965)	—	—	—
Settlements	502,777	590,473	22,026	988	—	—
Ending balance	$(16,665,535)	$(7,737,529)	$(59,016)	$—	$(4,042)	$(1,097)

	Assets
Six months ended June 30, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Purchase commitments
Beginning balance	$12,022,098	$7,454,638	$161,861	$95,096	$46,439	$9,356
Total gain (loss) included in earnings	404,587	78,788	(1,351)	(1,161)	421	—
Purchases, settlements, and transfers:
Purchases and additions	7,164,192	47,505	40,468	405	—	—
Sales and settlements	(895,456)	(739,757)	(207,397)	(84,884)	(1,290)	(9,356)
Transfers in (out) between categories	(1,126,670)	1,087,240	17,114	—	—	—
Ending balance	$17,568,751	$7,928,414	$10,695	$9,456	$45,570	$—

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Liabilities
Six months ended June 30, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(10,996,755)	$(7,175,857)	$(106,758)	$(60,562)	$(137)	$(3,781)
Total gain (loss) included in earnings	(280,413)	(142,180)	(7)	748	—	2,684
Purchases, settlements, and transfers:
Purchases and additions	(6,275,762)	(1,106,761)	(27,565)	—	(3,905)	—
Settlements	887,395	687,269	75,314	59,814	—	—
Ending balance	$(16,665,535)	$(7,737,529)	$(59,016)	$—	$(4,042)	$(1,097)

Fair Value Option
The Company has elected to measure its loans held for investment, loans held for sale, HMBS related obligations, and nonrecourse debt at fair value under the fair value option. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company’s operational and risk management strategies. Presented in the tables below are the fair value and the unpaid principal balance (“UPB”), at June 30, 2024 and December 31, 2023, of financial assets and liabilities for which the Company has elected the fair value option (in thousands):

June 30, 2024	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$18,196,092	$17,320,933
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,368,983	8,491,733
Commercial mortgage loans	49,212	62,457
Loans held for investment:
Reverse mortgage loans	677,229	640,152
Commercial mortgage loans	497	702
Other assets:
Loans held for sale - residential mortgage loans	1,154	1,490
Liabilities at fair value under the fair value option
HMBS related obligations	17,980,232	17,320,933
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	8,038,866	8,553,050
Nonrecourse commercial loan financing liability	11,842	19,527

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2023	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$17,548,763	$16,875,437
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,138,403	8,257,750
Commercial mortgage loans	133,990	136,622
Loans held for investment:
Reverse mortgage loans	574,271	558,577
Commercial mortgage loans	957	1,044
Other assets:
Loans held for sale - residential mortgage loans	4,246	9,247
Liabilities at fair value under the fair value option
HMBS related obligations	17,353,720	16,875,437
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,876,932	8,429,135
Nonrecourse commercial loan financing liability	27,268	26,661

Fair Value of Other Financial Instruments
As of June 30, 2024 and December 31, 2023, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of notes payable, net. Notes payable, net, includes our senior unsecured high-yield debt and the Company’s non-funding credit lines, including a related-party credit line, recorded at the carrying value of $443.0 million and $410.9 million as of June 30, 2024 and December 31, 2023, respectively, and have a fair value of $370.8 million and $345.6 million as of June 30, 2024 and December 31, 2023, respectively. The fair value for notes payable, net, was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input. For other financial instruments that were not recorded at fair value, such as cash and cash equivalents including restricted cash, promissory notes receivable, and other financing lines of credit, the carrying value approximates fair value due to the short-term nature of such instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 3 inputs, with the exception of cash and cash equivalents, including restricted cash, which are Level 1 inputs.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Reverse Mortgage Portfolio Composition
The table below summarizes the composition and the outstanding UPB of the reverse mortgage loan portfolio serviced by the Company (in thousands):

	June 30, 2024	December 31, 2023
Reverse mortgage loans:
Reverse mortgage loans held for investment, subject to HMBS related obligations	$17,320,933	$16,875,437

Reverse mortgage loans held for investment, subject to nonrecourse debt:
Performing HECM buyouts	218,411	216,184
Nonperforming HECM buyouts	349,694	409,965
Non-agency reverse mortgages	7,923,628	7,631,601
Total reverse mortgage loans held for investment, subject to nonrecourse debt	8,491,733	8,257,750

Reverse mortgage loans held for investment:
Non-agency reverse mortgages	370,975	241,424
HECM loans not securitized(1)	89,558	101,820
Unpoolable HECM loans(2)	168,285	203,957
Unpoolable HECM tails	11,334	11,376
Total reverse mortgage loans held for investment	640,152	558,577

Total owned reverse mortgage portfolio	26,452,818	25,691,764
Loans reclassified as government guaranteed receivable	67,737	94,636
Loans serviced for others	148,871	164,742
Total serviced reverse mortgage loan portfolio	$26,669,426	$25,951,142
(1) Loans not securitized primarily represent newly originated loans and poolable tails.
(2) Unpoolable loans primarily represent loans that have reached 98% of their maximum claim amount (“MCA”).

The table below summarizes the reverse mortgage portfolio owned by the Company by product type (in thousands):

	June 30, 2024	December 31, 2023
Fixed rate loans	$7,088,944	$6,817,176
Adjustable rate loans	19,363,874	18,874,588
Total owned reverse mortgage portfolio	$26,452,818	$25,691,764

As of June 30, 2024 and December 31, 2023, there were $428.1 million and $478.8 million, respectively, of foreclosure proceedings in process, which are included in loans held for investment, subject to HMBS related obligations, at fair value, loans held for investment, subject to nonrecourse debt, at fair value, or loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition, and $38.7 million and $46.2 million, respectively, of foreclosure proceedings in process, which are included in loans serviced for others in the table above.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Loans, at Fair Value
Loans held for investment and held for sale consisted of the following (in thousands):

June 30, 2024	Unpaid Principal Balance	Fair Value Adjustments	Estimated Fair Value
Loans held for investment, subject to HMBS related obligations	$17,320,933	$875,159	$18,196,092

Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,491,733	(122,750)	8,368,983
Commercial mortgage loans	62,457	(13,245)	49,212
Total loans held for investment, subject to nonrecourse debt	8,554,190	(135,995)	8,418,195

Loans held for investment(1):
Reverse mortgage loans	640,152	37,077	677,229
Commercial mortgage loans	702	(205)	497
Total loans held for investment	640,854	36,872	677,726

Other assets:
Loans held for sale - residential mortgage loans	1,490	(336)	1,154

Total loan portfolio	$26,517,467	$775,700	$27,293,167
(1) As of June 30, 2024, there was $608.3 million in UPB in loans held for investment pledged as collateral for financing lines of credit.

December 31, 2023	Unpaid Principal Balance	Fair Value Adjustments	Estimated Fair Value
Loans held for investment, subject to HMBS related obligations	$16,875,437	$673,326	$17,548,763

Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,257,750	(119,347)	8,138,403
Commercial mortgage loans	136,622	(2,632)	133,990
Total loans held for investment, subject to nonrecourse debt	8,394,372	(121,979)	8,272,393

Loans held for investment(1):
Reverse mortgage loans	558,577	15,694	574,271
Commercial mortgage loans	1,044	(87)	957
Total loans held for investment	559,621	15,607	575,228

Other assets:
Loans held for sale - residential mortgage loans	9,247	(5,001)	4,246

Total loan portfolio	$25,838,677	$561,953	$26,400,630

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
The tables below show the total amount of loans held for investment and held for sale that were greater than 90 days past due and on non-accrual status (in thousands):

June 30, 2024	Unpaid Principal Balance	Estimated Fair Value	Difference
Loans held for investment, subject to nonrecourse debt:
Commercial mortgage loans	$29,660	$23,795	$(5,865)

Loans held for investment:
Commercial mortgage loans	702	497	(205)

Other assets:
Loans held for sale - residential mortgage loans	459	368	(91)

Total loans 90 days or more past due and on non-accrual status	$30,821	$24,660	$(6,161)

December 31, 2023	Unpaid Principal Balance	Estimated Fair Value	Difference
Loans held for investment, subject to nonrecourse debt:
Commercial mortgage loans	$34,115	$31,244	$(2,871)

Other assets:
Loans held for sale - residential mortgage loans	4,324	428	(3,896)

Total loans 90 days or more past due and on non-accrual status	$38,439	$31,672	$(6,767)

The table below shows a reconciliation of the changes in loans held for sale (in thousands):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Beginning balance	$2,465	$77,494	$4,246	$173,984
Originations/purchases/repurchases	579	46,042	2,863	125,328
Proceeds from sales	(2,106)	(65,554)	(6,257)	(266,010)
Net transfers related to loans held for sale	—	—	—	15,580
Net transfers related to discontinued operations	—	(105)	—	12,525
Gain (loss) on loans held for sale, net	216	(3,854)	302	(16,346)
Net fair value changes on loans held for sale	—	(523)	—	8,439
Ending balance	$1,154	$53,500	$1,154	$53,500

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
9. HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Ginnie Mae loan pools - UPB	$17,320,933	$16,875,437
Fair value adjustments	659,299	478,283
Total HMBS related obligations, at fair value	$17,980,232	$17,353,720

Weighted average remaining life (in years)	3.9	4.1
Weighted average interest rate	6.7%	6.6%

The Company was servicing 2,705 and 2,552 Ginnie Mae loan pools at June 30, 2024 and December 31, 2023, respectively.

10. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date	Interest Rate	Original Issue Amount	June 30, 2024	December 31, 2023
Securitization of performing/nonperforming HECM loans	February 2022 - August 2022	February 2032 - August 2032	2.69% - 9.32%	$1,084,935	$581,266	$672,911
Securitization of non-agency reverse loans	May 2018 - April 2024	May 2050 - April 2074	1.25% - 4.50%	9,427,228	7,583,326	7,331,305
Securitization of commercial loans(1)	May 2024	May 2026	9.49%	$39,016	35,356	83,237
Total consolidated VIE nonrecourse debt UPB					8,199,948	8,087,453
Nonrecourse reverse loan financing liability(2)					353,102	341,682
Nonrecourse commercial loan financing liability(3)					19,527	26,661
Fair value adjustments					(521,869)	(551,596)
Total nonrecourse debt, at fair value					$8,050,708	$7,904,200
(1) In May 2024, the Company redeemed outstanding securitized notes related to commercial mortgage loans held at December 31, 2023. The Company also issued a new securitization related to commercial mortgage loans. Refer to Note 5 - Variable Interest Entities and Securitizations for additional information.
(2) Nonrecourse reverse loan financing liability is comprised of the balance of the nonrecourse debt for the applicable period associated with a non-agency securitization. As the securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt is accounted for by FoA and presented separately from the other nonrecourse debts. Refer to Note 5 - Variable Interest Entities and Securitizations for additional information.
(3) Nonrecourse commercial loan financing liability is comprised of the balance of the nonrecourse debt for the applicable period associated with a commercial mortgage securitization. As the securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt is accounted for by FoA and presented separately from the other nonrecourse debts. Refer to Note 5 - Variable Interest Entities and Securitizations for additional information.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of June 30, 2024, estimated maturities for nonrecourse debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
Remainder of 2024	$1,245,864
2025	1,354,165
2026	2,891,740
2027	1,055,379
2028	242,224
Thereafter	1,783,205
Total payments on nonrecourse debt	$8,572,577

11. Other Financing Lines of Credit
The following summarizes the components of other financing lines of credit (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	June 30, 2024	December 31, 2023
Reverse Lines:
July 2024(2) - October 2026	Secured Overnight Financing Rate (“SOFR”) + applicable margin	First Lien Mortgages	$1,018,000	$567,539	$432,918
Various(3)	Bond accrual rate/SOFR + applicable margin	Mortgage Related Assets	392,670	375,524	344,367
October 2027	SOFR + applicable margin	HECM MSR	70,000	69,231	69,231
October 2024	SOFR + applicable margin	Unsecuritized Tails	40,000	25,778	23,620
Subtotal reverse lines of credit			$1,520,670	$1,038,072	$870,136
Mortgage Lines:
October 2024	SOFR + applicable margin	First Lien Mortgages	$2,000	$678	$2,135
Various(3)	Bond accrual rate + applicable margin	Mortgage Related Assets	35,094	35,094	36,208
Subtotal mortgage lines of credit			$37,094	$35,772	$38,343
Commercial Lines:
N/A	N/A	Mortgage Related Assets	$—	$—	$20,000
Total other financing lines of credit			$1,557,764	$1,073,844	$928,479
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of June 30, 2024. The lines of credit with no capacity are terminated as of June 30, 2024.
(2)The other financing line of credit with a maturity date in July 2024 has been paid off subsequent to June 30, 2024.
(3)These lines of credit are tied to the maturity date of the underlying mortgage related assets that have been pledged as collateral.

As of June 30, 2024 and December 31, 2023, the weighted average outstanding interest rates on outstanding financing lines of credit of the Company were 6.74% and 6.90%, respectively.
The Company’s financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability.
As of June 30, 2024, the Company was in compliance with all of its financial covenants related to required liquidity reserves, debt service coverage ratio, tangible net worth amounts, and required profitability.

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
As of June 30, 2024, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	June 30, 2024	Maximum Allowable Distribution(1)
FAR
Adjusted Tangible Net Worth	$250,000	$483,758	$233,758
Liquidity	40,000	43,793	3,793
Leverage Ratio	6:1	3.1:1	237,262
FAH
Adjusted Tangible Net Worth	$200,000	$459,959	$259,959
Liquidity	40,000	46,390	6,390
Leverage Ratio	10:1	3.6:1	292,511
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Payables and Other Liabilities
Payables and other liabilities related to continuing operations consisted of the following (in thousands).

	June 30, 2024	December 31, 2023
Accrued and other liabilities	$99,367	$93,318
Lease liabilities	29,113	31,250
Ginnie Mae reverse mortgage buyout payable	10,158	67,991
Deferred purchase price liabilities(1)	9,407	12,780
Accrued compensation expense	9,112	13,080
Warrant liability (Note 6 - Fair Value)	116	1,150
Total payables and other liabilities	$157,273	$219,569
(1) As of June 30, 2024 and December 31, 2023, the Company had deferred purchase price liabilities of $5.7 million and $8.1 million, respectively, related to the closing of the AAG Transaction. Refer to Note 3 - Acquisitions for additional detail.

13. Litigation
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
As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company establishes an accrued liability and records a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain matters, the Company may determine that a loss is not probable but is reasonably possible or may consider a loss to be probable but cannot calculate a precise estimate of losses. For these matters, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. Based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows in a future period.
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
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $1.8 million and $2.1 million for the three and six months ended June 30, 2024, respectively, and $1.2 million

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
and $2.1 million for the three and six months ended June 30, 2023, respectively. These expenses are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

14. Commitments and Contingencies
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
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were $4.4 billion and $4.5 billion as of June 30, 2024 and December 31, 2023, respectively. The outstanding unfunded commitments available to borrowers related to commercial mortgage loans were $9.3 million as of June 30, 2024 compared to $21.4 million as of December 31, 2023. This additional borrowing capacity is primarily in the form of undrawn lines of credit.
The Company also has commitments to purchase loans totaling $0.5 million as of June 30, 2024, compared to $4.7 million as of December 31, 2023.
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
For each HECM loan that the Company securitizes into agency HMBS, the Company is required to covenant and warrant to Ginnie Mae, among other things, that the HECM loans related to each participation included in the agency HMBS are eligible under the requirements of the National Housing Act and the Ginnie Mae MBS Guide, and that the Company will take all actions necessary to ensure the HECM loan’s continued eligibility. The Ginnie

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Mae HMBS program requires that the Company removes the participation related to any HECM loan that does not meet the requirements of the Ginnie Mae MBS Guide. In addition to securitizing HECM loans into agency HMBS, the Company may sell HECM loans to third parties, and the agreements with such third parties include standard representations and warranties related to such loans, which if breached, may require the Company to repurchase the HECM loan and/or indemnify the purchaser for losses related to such HECM loans. In the case where the Company repurchases the loan, the Company bears any subsequent credit loss on the loan. To the extent that the Company is required to remove a loan from an agency HMBS, purchase a loan from a third-party, or indemnify a third-party, the potential losses suffered by the Company may be reduced by any recourse the Company has to the originating broker and/or correspondent lender, if applicable, to the extent such entity breached similar or other representations and warranties. Under most circumstances, the Company has the right to require the originating broker/correspondent to repurchase the related loan from the Company and/or indemnify the Company for losses incurred. The Company seeks to manage the risk of repurchase and associated credit exposure through the Company’s underwriting and quality assurance practices.

15. Income Taxes
The Company’s effective tax rate on continuing operations for the three and six months ended June 30, 2024 and 2023 differs from the U.S. federal statutory rate primarily due to anticipated state statutory income tax rates, the projected mix of earnings or loss attributable to the noncontrolling interest, the impact of discrete tax items, and changes in the valuation allowance against net deferred tax assets.
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
In 2023, there were certain FoA Equity wholly-owned corporate subsidiaries that were regarded entities for tax purposes and subject to U.S. federal, state, and local taxes on income they generated. As such, the consolidated tax provision of FoA included corporate taxes that it incurred based on its flow-through income from FoA Equity, as well as corporate taxes that were incurred by its regarded subsidiaries.
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
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. As of June 30, 2024, due to current year operating results and forecasted taxable income or losses, management has maintained their assessment that the existing taxable temporary differences that will reverse through the course of ordinary business will not more-likely-than-not generate sufficient taxable income to utilize the current attributes. Therefore, a valuation allowance for the deferred tax asset in excess of deferred tax liabilities has been maintained. Management also determined that the future sources of taxable income from reversing temporary differences that comprise the investment in FoA Equity deferred tax liability would only be fully realized until sale of FoA’s interest in FoA Equity. Accordingly, the deferred tax liability from investment in FoA Equity has been treated as an indefinite-lived intangible and is limited by the federal net operating loss utilization rules.
Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2019 or prior.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
16. Interest Income and Interest Expense
Interest income and interest expense from continuing operations consisted of the following (in thousands):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest income:
Interest income on mortgage loans(1)	$474,251	$411,461	$934,285	$720,955
Other interest income	3,840	3,200	7,785	4,670
Total portfolio interest income	478,091	414,661	942,070	725,625

Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(393,504)	(325,476)	(767,240)	(549,867)
Interest expense on other financing lines of credit	(19,114)	(24,106)	(39,182)	(48,102)
Total portfolio interest expense	(412,618)	(349,582)	(806,422)	(597,969)
Net portfolio interest income	65,473	65,079	135,648	127,656

Non-portfolio interest income	338	—	659	621
Non-funding interest expense	(9,606)	(7,628)	(18,079)	(15,188)
Non-funding interest expense, net	(9,268)	(7,628)	(17,420)	(14,567)

Net interest income	$56,205	$57,451	$118,228	$113,089
(1) Amounts include interest income and expense on all loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, loans held for investment, HMBS related obligations, and nonrecourse debt.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
17. Business Segment Reporting
The following tables are a presentation of financial information by segment (in thousands):

	For the three months ended June 30, 2024
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$478,091	$478,091	$—	$—	$478,091
Interest expense	—	(412,618)	(412,618)	—	—	(412,618)
Net portfolio interest income	—	65,473	65,473	—	—	65,473

Other income (expense)
Net origination gains	40,260	—	40,260	—	—	40,260
Gain on securitization of HECM tails, net	—	11,031	11,031	—	—	11,031
Fair value changes from model amortization	—	(47,813)	(47,813)	—	—	(47,813)
Fair value changes from market inputs or model assumptions	—	11,260	11,260	—	—	11,260
Net fair value changes on loans and related obligations	40,260	(25,522)	14,738	—	—	14,738
Fee income	6,894	1,109	8,003	—	(123)	7,880
Gain on sale and other income from loans held for sale, net	—	216	216	—	—	216
Non-funding interest expense, net	—	—	—	(9,268)	—	(9,268)
Net other income (expense)	47,154	(24,197)	22,957	(9,268)	(123)	13,566

Total revenues	47,154	41,276	88,430	(9,268)	(123)	79,039

Total expenses	48,835	19,762	68,597	16,573	(123)	85,047
Other, net	—	—	—	2,240	—	2,240
Net income (loss) before taxes	$(1,681)	$21,514	$19,833	$(23,601)	$—	$(3,768)

Depreciation and amortization	$9,426	$15	$9,441	$312	$—	$9,753
Total assets	$282,516	$27,659,539	$27,942,055	$1,441,787	$(1,414,146)	$27,969,696

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended June 30, 2023
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$414,661	$414,661	$—	$—	$414,661
Interest expense	—	(349,582)	(349,582)	—	—	(349,582)
Net portfolio interest income	—	65,079	65,079	—	—	65,079

Other income (expense)
Net origination gains	32,926	—	32,926	—	—	32,926
Gain on securitization of HECM tails, net	—	5,604	5,604	—	—	5,604
Fair value changes from model amortization	—	(55,238)	(55,238)	—	—	(55,238)
Fair value changes from market inputs or model assumptions	—	(162,410)	(162,410)	—	—	(162,410)
Net fair value changes on loans and related obligations	32,926	(212,044)	(179,118)	—	—	(179,118)
Fee income	10,073	2,978	13,051	2,045	(1,272)	13,824
Loss on sale and other income from loans held for sale, net	(2,265)	(1,845)	(4,110)	—	56	(4,054)
Non-funding interest expense, net	—	—	—	(7,628)	—	(7,628)
Net other income (expense)	40,734	(210,911)	(170,177)	(5,583)	(1,216)	(176,976)

Total revenues	40,734	(145,832)	(105,098)	(5,583)	(1,216)	(111,897)

Total expenses	58,767	22,238	81,005	30,216	(1,216)	110,005
Other, net	28	—	28	(1,965)	—	(1,937)
Net loss before taxes	$(18,005)	$(168,070)	$(186,075)	$(37,764)	$—	$(223,839)

Depreciation and amortization	$11,911	$34	$11,945	$427	$—	$12,372
Total assets	$332,516	$26,063,685	$26,396,201	$1,250,637	$(1,222,574)	$26,424,264

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the six months ended June 30, 2024
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$942,070	$942,070	$—	$—	$942,070
Interest expense	—	(806,422)	(806,422)	—	—	(806,422)
Net portfolio interest income	—	135,648	135,648	—	—	135,648

Other income (expense)
Net origination gains	79,917	—	79,917	—	—	79,917
Gain on securitization of HECM tails, net	—	21,757	21,757	—	—	21,757
Fair value changes from model amortization	—	(105,421)	(105,421)	—	—	(105,421)
Fair value changes from market inputs or model assumptions	—	24,822	24,822	—	—	24,822
Net fair value changes on loans and related obligations	79,917	(58,842)	21,075	—	—	21,075
Fee income	13,022	1,340	14,362	—	(246)	14,116
Gain (loss) on sale and other income from loans held for sale, net	(76)	378	302	—	—	302
Non-funding interest expense, net	—	—	—	(17,420)	—	(17,420)
Net other income (expense)	92,863	(57,124)	35,739	(17,420)	(246)	18,073

Total revenues	92,863	78,524	171,387	(17,420)	(246)	153,721

Total expenses	98,245	42,515	140,760	35,848	(246)	176,362
Impairment of other assets	—	—	—	(600)	—	(600)
Other, net	(174)	—	(174)	3,867	—	3,693
Net income (loss) before taxes	$(5,556)	$36,009	$30,453	$(50,001)	$—	$(19,548)

Depreciation and amortization	$18,914	$23	$18,937	$494	$—	$19,431
Total assets	$282,516	$27,659,539	$27,942,055	$1,441,787	$(1,414,146)	$27,969,696

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the six months ended June 30, 2023
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$725,625	$725,625	$—	$—	$725,625
Interest expense	—	(597,969)	(597,969)	—	—	(597,969)
Net portfolio interest income	—	127,656	127,656	—	—	127,656

Other income (expense)
Net origination gains	57,401	—	57,401	—	—	57,401
Gain on securitization of HECM tails, net	—	9,995	9,995	—	—	9,995
Fair value changes from model amortization	—	(105,504)	(105,504)	—	—	(105,504)
Fair value changes from market inputs or model assumptions	—	(49,719)	(49,719)	—	—	(49,719)
Net fair value changes on loans and related obligations	57,401	(145,228)	(87,827)	—	—	(87,827)
Fee income	13,253	8,441	21,694	4,998	(6,516)	20,176
Loss on sale and other income from loans held for sale, net	(3,577)	(12,903)	(16,480)	—	—	(16,480)
Non-funding interest expense, net	—	—	—	(14,567)	—	(14,567)
Net other income (expense)	67,077	(149,690)	(82,613)	(9,569)	(6,516)	(98,698)

Total revenues	67,077	(22,034)	45,043	(9,569)	(6,516)	28,958

Total expenses	94,291	46,917	141,208	59,090	(6,516)	193,782
Other, net	59	—	59	(1,060)	—	(1,001)
Net loss before taxes	$(27,155)	$(68,951)	$(96,106)	$(69,719)	$—	$(165,825)

Depreciation and amortization	$21,554	$48	$21,602	$875	$—	$22,477
Total assets	$332,516	$26,063,685	$26,396,201	$1,250,637	$(1,222,574)	$26,424,264

18. Liquidity and Capital Requirements
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
As of June 30, 2024, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $178.8 million as of June 30, 2024. FAR’s actual net worth calculated based on Ginnie Mae guidance was $473.5 million as of June 30, 2024. The minimum liquidity required of FAR by Ginnie Mae was $35.8 million as of June 30, 2024. FAR’s actual cash and cash equivalents were $43.8 million as of June 30, 2024. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement; however, FAR received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of June 30, 2024, FAR was in compliance with applicable requirements.
FoA Securities
Finance of America Securities LLC (“FoA Securities”), one of the operating service subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules, and Financial Industry Regulatory Authority rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, FoA Securities is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. FoA Securities is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. FoA Securities computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $250 thousand. As of June 30, 2024, FoA Securities met the minimum net capital requirement amounts and was, therefore, in compliance.
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
FAM
In connection with the discontinued operations of the Company’s previously reported Mortgage Originations segment, FAM has surrendered all its GSE/agency mortgage origination licenses and approvals as of June 30, 2024 and is therefore no longer subject to the GSE/agency compliance requirements that were applicable to FAM prior to the surrender of its licenses and approvals.

19. Related-Party Transactions
Promissory Notes
The Company had two Revolving Working Capital Promissory Note Agreements (the “Working Capital Promissory Notes”) outstanding with BTO Urban Holdings L.L.C. and Libman Family Holdings, LLC, which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 15.0% per annum and mature in May 2025. These notes had outstanding amounts of $84.6 million and $59.1 million as of June 30, 2024 and December 31, 2023, respectively, recorded within notes payable, net, in the Condensed Consolidated Statements of Financial Condition. Additionally, the Company paid $1.6 million and $2.8 million of interest related to the Working Capital Promissory Notes for the three and six months ended June 30, 2024. The Company paid $0.4 million and $0.8 million of interest related to the Working Capital Promissory notes during the three and six months ended June 30, 2023, respectively.
Senior Notes
Related parties of FoA purchased notes in the high-yield debt offering in November 2020 in an aggregate principal amount of $135.0 million.
Equity Investment
On December 6, 2022, the Company entered into separate Stock Purchase Agreements (each, a “Stock Purchase Agreement”) with each of (i) BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership – NQ ESC L.P. and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”) and (ii) Libman Family Holdings, LLC (the “BL Investor” and together with the Blackstone Investor, the “Investors”). Pursuant to each such Investor’s respective Stock Purchase Agreement, on the terms and subject to the conditions set forth therein, each of the Investors will purchase 1,086,956 shares of Company Class A Common Stock for an aggregate purchase price of $15.0 million, representing a price per share of Company Class A Common Stock equal to the volume weighted average price per share of Company Class A Common Stock on the New York Stock Exchange over the fifteen consecutive trading days ending on December 6, 2022. On March 31, 2023, in

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
conjunction with the closing of the AAG Transaction, the 2,173,912 shares of Company Class A Common Stock were issued to the Investors for $30.0 million.

20. Earnings Per Share
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted net income (loss) per share (in thousands, except share data):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Basic net income (loss) per share:
Numerator
Net loss from continuing operations	$(4,921)	$(220,624)	$(20,701)	$(165,142)
Less: Loss from continuing operations attributable to noncontrolling interest(1)	(2,937)	(141,005)	(13,082)	(104,250)
Net loss from continuing operations attributable to holders of Class A Common Stock - basic	$(1,984)	$(79,619)	$(7,619)	$(60,892)

Net loss from discontinued operations	$(203)	$(1,857)	$(4,727)	$(42,747)
Less: Loss from discontinued operations attributable to noncontrolling interest(1)	(98)	(2,336)	(2,719)	(27,553)
Net income (loss) from discontinued operations attributable to holders of Class A Common Stock - basic	$(105)	$479	$(2,008)	$(15,194)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	9,898,182	8,740,986	9,773,370	7,577,797

Basic net income (loss) per share
Continuing operations	$(0.20)	$(9.11)	$(0.78)	$(8.04)
Discontinued operations	(0.01)	0.06	(0.21)	(2.00)
Basic net loss per share	$(0.21)	$(9.05)	$(0.99)	$(10.04)
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Diluted net income (loss) per share:
Numerator
Net loss from continuing operations attributable to holders of Class A Common Stock - basic	$(1,984)	$(79,619)	$(7,619)	$(60,892)
Reallocation of net loss from continuing operations assuming exchange of Class A LLC Units(1)	(4,869)	—	(12,643)	—
Net loss from continuing operations attributable to holders of Class A Common Stock - diluted	$(6,853)	$(79,619)	$(20,262)	$(60,892)

Net income (loss) from discontinued operations attributable to holders of Class A Common Stock - basic	$(105)	$479	$(2,008)	$(15,194)
Reallocation of net loss from discontinued operations assuming exchange of Class A LLC Units(1)	(73)	—	(2,034)	—
Net income (loss) from discontinued operations attributable to holders of Class A Common Stock - diluted	$(178)	$479	$(4,042)	$(15,194)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	9,898,182	8,740,986	9,773,370	7,577,797
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock(2)	13,186,007	—	13,240,372	—
Additional dilutive shares under the treasury stock method(3)	—	—	—	—
Weighted average shares of Class A Common Stock outstanding - diluted(4)	23,084,189	8,740,986	23,013,742	7,577,797

Diluted net income (loss) per share
Continuing operations	$(0.29)	$(9.11)	$(0.88)	$(8.04)
Discontinued operations	(0.01)	0.06	(0.18)	(2.00)
Diluted net loss per share	$(0.30)	$(9.05)	$(1.06)	$(10.04)
(1) For the three and six months ended June 30, 2024, this adjustment assumes the reallocation of noncontrolling interest losses, on an after-tax basis, due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA as of the beginning of the period following the if-converted method for calculating diluted net loss per share. For the three and six months ended June 30, 2023, the effect of the elimination of the noncontrolling interest due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA was determined to be anti-dilutive under the if-converted method. As such, the effect has been excluded from the calculation of diluted net income (loss) per share.

Following the terms of the A&R LLC Agreement, the Class A LLC unitholders bear approximately 85% of the cost of any vesting associated with the Replacement RSUs and Earnout Right RSUs prior to any distribution by the Company to such Class A LLC unitholders. The remaining compensation cost associated with the Replacement RSUs and Earnout Right RSUs was borne by FoA. As a result of the application of the if-converted method in arriving at diluted net income (loss) per share, the entirety of the compensation cost associated with vesting of the Replacement RSUs and Earnout Right RSUs is assumed to be included in the net loss attributable to holders of the Company’s Class A Common Stock. As of April 1, 2024, there is no further compensation cost associated with the Replacement RSUs and Earnout Right RSUs.

(2) The Exchange Agreement allows for the exchange of Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, on a one-for-one basis for shares of Class A Common Stock in FoA. For the three and six months ended June 30, 2024, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, exchange their units on a one-for-one basis for shares of Class

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
A Common Stock in FoA. The 14,158,813 and 13,292,218 weighted average Class A LLC Units outstanding for the three and six months ended June 30, 2023 were determined to be anti-dilutive under the if-converted method and have been excluded from the computation of diluted net income (loss) per share.

(3) The Company had no potentially dilutive shares, under the treasury stock method, from RSUs for the three and six months ended June 30, 2024, and 181,599 and 91,301 potentially dilutive shares, under the treasury stock method, from RSUs for the three and six months ended June 30, 2023. The potentially dilutive shares from RSUs were determined to be anti-dilutive for the three and six months ended June 30, 2023 and have been excluded from the computation of diluted net income (loss) per share.
The Company had no potentially dilutive shares, under the treasury stock method, from forward sale share contracts for the three and six months ended June 30, 2024, and 0 and 105,623 potentially dilutive shares, under the treasury stock method, from forward sale share contracts for the three and six months ended June 30, 2023. The potentially dilutive shares from forward sale share contracts were determined to be anti-dilutive for the six months ended June 30, 2023, and have been excluded from the computation of diluted net loss per share.

(4) As part of the AAG Transaction, there are two forms of contingently issuable Class A LLC Units: 705,841 Units that are equity classified and indemnity holdback units totaling up to 714,226 Units that are liability classified. In accordance with ASC 260, Earnings Per Share, these units are not included in the diluted weighted average shares outstanding of Class A Common Stock for the three and six months ended June 30, 2024 and 2023.

21. Subsequent Events
The Company has evaluated subsequent events from the date of the condensed consolidated financial statements of June 30, 2024 through August 9, 2024, the date these condensed consolidated financial statements were issued. No events or transactions were identified that would have an impact on the financial position as of June 30, 2024 or results of operations of the Company for the three and six months ended June 30, 2024, except as follows:
Reverse Stock Split
On July 25, 2024, the Company amended its Amended and Restated Certificate of Incorporation to effect a 1-for-10 Reverse Stock Split of its shares of Class A Common Stock. FoA Equity completed a corresponding 1-for-10 reverse split of its Class A LLC Units to maintain the 1-for-1 parity of its Class A LLC Units with the Company’s adjusted number of Class A Common Stock shares. All references in this Quarterly Report on Form 10-Q to numbers of Class A Common Stock shares, weighted average shares outstanding, loss per share, FoA Class A Common Stock share price, and Class A LLC Units have been adjusted to reflect the Reverse Stock Split on a retroactive basis. Refer to Note 2 - Summary of Significant Accounting Policies for additional information.

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
FoA was incorporated in Delaware on October 9, 2020 and became a publicly-traded company on the New York Stock Exchange in April 2021, with trading beginning on April 5, 2021 under the ticker symbol “FOA.” FoA has a controlling financial interest in FoA Equity. FoA Equity owns all of the outstanding equity interests in Finance of America Funding LLC (“FOAF”). FOAF wholly owns Finance of America Holdings LLC (“FAH”) and Incenter LLC (“Incenter” and collectively, with FoA Equity, FOAF, and FAH, known as “holding company subsidiaries”). FAH is the parent of a lending company, Finance of America Reverse LLC (“FAR”), while Incenter is the parent of operating service companies (together with FAR, the “operating subsidiaries”) that provide capital markets and portfolio management capabilities.
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
Through FAR, the Company originates, acquires, and services home equity conversion mortgages (“HECM”), which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, and non-agency reverse mortgage loans, which are not insured by the FHA. We originate loans through a retail channel (consisting primarily of a centralized retail platform) and a third-party originator (“TPO”) channel (consisting primarily of a network of mortgage brokers). We have launched several non-agency reverse mortgage loan products to serve the U.S. senior population and have plans for additional innovative products to satisfy this vast and largely underserved market. We also service the loans that we originate, contracting with various third-party subservicers for the subservicing of our loans. We are a leader in this market and we are focused on developing and offering products for borrowers with interest in using the reverse mortgage loan product as a retirement planning tool.
Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which the Government National Mortgage Association (“Ginnie Mae”) guarantees, and sell the HMBS in the secondary market while retaining the rights to service the HECM. When HECM are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM previously securitized into an HMBS, we securitize them into privately placed mortgage-backed securities or hold them for investment. We both securitize non-agency reverse mortgage loans into mortgage-backed securities sold to investors and sell them as whole loans to investors. We may also decide to strategically hold certain non-agency reverse mortgage loans for investment. The capabilities provided by the Portfolio Management segment allowed us to complete several issuances and sales of mortgage-backed securities backed by our loan products in 2023 and the first half of 2024, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.
See Note 1 - Organization and Description of Business in the Notes to Condensed Consolidated Financial Statements for discussion of recent actions affecting the overall go-forward business operations, including details regarding the series of transactions entered into in order to transform our business from a vertically integrated lending and complementary services platform to a modern retirement solutions platform.

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

Our Segments
In connection with the transformation of our business from a vertically integrated lending and complementary services platform to a modern retirement solutions platform, we realigned our business to operate through two reportable segments: Retirement Solutions and Portfolio Management. See Note 1 - Organization and Description of Business in the Notes to Condensed Consolidated Financial Statements for more information about the realignment of our reportable segments.
Retirement Solutions
The mission of our Retirement Solutions segment is to help senior homeowners achieve their financial goals in retirement. This segment includes all loan origination activity for the Company, including the origination of HECM and non-agency reverse mortgage loans through both the retail and wholesale/TPO channels. The Retirement Solutions segment generates revenue from fees earned at the time of loan origination as well as from the initial estimate of net origination gains, with all originated loans accounted for at fair value. Once originated, the loans are transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in the revenues of our Portfolio Management segment until final disposition.
Finance of America Mortgage LLC (“FAM”), an indirect subsidiary of the Company, has sold the operational assets of its home improvement lending business and substantially completed the process of winding down the operations of the home improvement lending business as of March 31, 2024. However, the previous operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations. This is because the wind-down of the home improvement lending business was not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results.
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the Company. Our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided by our Financial Industry Regulatory Authority registered broker-dealer, allows us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and, where appropriate, retain assets on the balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring interest and other servicing-related income. The Portfolio Management segment primarily generates revenue from the net interest income and fair value changes on portfolio assets, monetized through securitization, sale, or other financing of those assets.
See the Segment Results section below and Note 17 - Business Segment Reporting in the Notes to Condensed Consolidated Financial Statements for additional financial information about our segments.

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
Discontinued Operations
During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines while enhancing our reverse mortgage loan business, in order to transform our business from a vertically integrated lending and complementary services platform to a modern retirement solutions platform. This transformation included the wind-down of the previously reported Mortgage Originations segment, other than the home improvement lending business, and sale of the previously reported Commercial Originations and Lender Services segments, with the exception of its Incenter Solutions LLC operating service subsidiary. This constitutes a strategic shift that has or will have a major effect on our operations and financial results. As such, starting with the first fiscal quarter of 2023, results of our previously reported Mortgage Originations, Commercial Originations, and Lender Services segments, excluding the home improvement lending business and Incenter Solutions LLC, are reported as discontinued operations for all periods presented in accordance with Accounting Standards Codification 205, Presentation of Financial Statements. During the third fiscal quarter of 2023, the Company sold the operational assets of the home improvement lending business and began the process of winding down the operations of the home improvement lending business, which was substantially complete as of March 31, 2024. Also during the third fiscal quarter of 2023, the Company ceased the operations of Incenter Solutions LLC. The wind-down of Incenter Solutions LLC was substantially complete by the end of December 2023. The Company’s wind-down of the home improvement lending business and Incenter Solutions LLC was not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the previous operations of the home improvement lending business and Incenter Solutions LLC are not reported as discontinued operations. Refer to Note 1 - Organization and Description of Business and Note 4 - Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for additional information.
AAG Transaction
On March 31, 2023, the Company completed the acquisition of the assets and liabilities associated with the AAG Transaction. Refer to Note 1 - Organization and Description of Business and Note 3 - Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information.
Reverse Stock Split
On July 25, 2024, the Company completed a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its shares of Class A Common Stock. FoA Equity completed a corresponding 1-for-10 reverse split of its units (“Class A LLC Units”) to maintain the 1-for-1 parity of its Class A LLC Units with the Company’s adjusted number of Class A Common Stock shares. All references in this Quarterly Report on Form 10-Q to numbers of Class A Common Stock shares, weighted average shares outstanding, loss per share, FoA Class A Common Stock share price, and number of Class A LLC Units have been adjusted to reflect the Reverse Stock Split on a retroactive basis. As a result of the Reverse Stock Split, an immaterial amount was reclassified from Class A Common Stock to additional paid-in capital in the Condensed Consolidated Statements of Financial Condition. Refer to Note 21 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.
Change in Condensed Consolidated Statements of Operations Presentation
In the Company’s current Form 10-Q, the Condensed Consolidated Statements of Operations presentation has been changed to provide additional detail regarding the Company’s activities. The change primarily consists of disaggregating the Company’s previously reported net fair value gains (losses) on loans and related obligations caption into the currently presented captions of interest income, interest expense, net origination gains, gain on securitization of HECM tails, net, fair value changes from model amortization, and fair value changes from market inputs or model assumptions. Additionally, previously reported interest income and interest expense, which primarily represented the Company’s interest income on mortgage loans held for sale and other interest income and the Company’s interest expense associated with the Company’s other financing lines of credit, was combined with the interest income and interest expense that was previously reported within net fair value gains (losses) on loans and related obligations, excluding non-portfolio interest income and the interest expense associated with the Company’s non-funding debt, which is now reported separately as non-funding interest expense, net. As a result of the change, the Company’s previously reported revenues have been recast to reflect the updated presentation. Refer to Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for additional information.

Components of Our Results of Operations
Revenues
Interest income
We earn interest income on all loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, and loans held for investment. Refer to Note 16 - Interest Income and Interest Expense in the Notes to Condensed Consolidated Financial Statements for additional information.
Interest expense
We incur interest expense on our HMBS related obligations, nonrecourse debt, and our financing lines of credit. Refer to Note 16 - Interest Income and Interest Expense in the Notes to Condensed Consolidated Financial Statements for additional information.
Net origination gains
Net origination gains is the difference between the cost basis of newly originated or acquired loans and their estimated fair value.
Gain on securitization of HECM tails, net
Gain on securitization of HECM tails, net, is the fair value gain we recognize based on tail securitizations, net of Ginnie Mae guarantee fees.
Fair value changes from model amortization
Fair value changes from model amortization are from portfolio runoff and realization of modeled income and expenses.
Fair value changes from market inputs or model assumptions
The majority of our outstanding financial instruments are carried at fair value. Refer to Note 6 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques utilized to measure fair value.
Fee income
We earn various fees from our customers during the process of origination and servicing of loans. Revenue is recognized when the performance obligations have been satisfied, which is typically at the time of loan origination or over the life of the loans serviced.
Gain (loss) on sale and other income from loans held for sale, net
Gain (loss) on sale and other income from loans held for sale, net, includes realized and unrealized gains and losses on loans held for sale.
Non-funding interest expense, net
Non-funding interest expense, net, includes our non-portfolio interest income and the interest expense associated with the Company’s non-funding debt. Refer to Note 16 - Interest Income and Interest Expense in the Notes to Condensed Consolidated Financial Statements for additional information.

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
Impairment of Other Assets
Impairment of other assets includes impairment charges recognized on long-lived assets.
Other, Net
Other, net, primarily includes gains or losses on non-operating assets and liabilities.
Income Taxes
FoA is taxed as a corporation and is subject to U.S. federal, state, and local taxes on the income allocated to it from FoA Equity based upon FoA’s economic interest in FoA Equity as well as any stand-alone income it generates. Refer to Note 15 - Income Taxes in the Notes to Condensed Consolidated Financial Statements for additional information.

Results of Operations
Overview
The following tables present selected financial data for the three and six months ended June 30, 2024 and 2023.
Consolidated Results
The following table summarizes our consolidated operating results from continuing operations (in thousands):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Portfolio interest income:
Interest income	$478,091	$414,661	$942,070	$725,625
Interest expense	(412,618)	(349,582)	(806,422)	(597,969)
Net portfolio interest income	65,473	65,079	135,648	127,656

Other income (expense):
Net origination gains	40,260	32,926	79,917	57,401
Gain on securitization of HECM tails, net	11,031	5,604	21,757	9,995
Fair value changes from model amortization	(47,813)	(55,238)	(105,421)	(105,504)
Fair value changes from market inputs or model assumptions	11,260	(162,410)	24,822	(49,719)
Net fair value changes on loans and related obligations	14,738	(179,118)	21,075	(87,827)
Fee income	7,880	13,824	14,116	20,176
Gain (loss) on sale and other income from loans held for sale, net	216	(4,054)	302	(16,480)
Non-funding interest expense, net	(9,268)	(7,628)	(17,420)	(14,567)
Net other income (expense)	13,566	(176,976)	18,073	(98,698)

Total revenues	79,039	(111,897)	153,721	28,958

Total expenses	85,047	110,005	176,362	193,782
Impairment of other assets	—	—	(600)	—
Other, net	2,240	(1,937)	3,693	(1,001)
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(3,768)	$(223,839)	$(19,548)	$(165,825)
Net interest income
All of our financial instruments, with the exception of our notes payable, are either recorded at fair value or the carrying value approximated fair value. The interest recognized on these financial instruments are recorded in interest income or interest expense in the Condensed Consolidated Statements of Operations. The interest on our notes payable is recorded in non-funding interest expense, net in the Condensed Consolidated Statements of Operations. We evaluate net interest income through an evaluation of all components of interest income and interest expense.

The following table provides an analysis of all components of net interest income (in thousands):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest income:
Interest income on mortgage loans(1)	$474,251	$411,461	$934,285	$720,955
Other interest income	3,840	3,200	7,785	4,670
Total portfolio interest income	478,091	414,661	942,070	725,625

Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(393,504)	(325,476)	(767,240)	(549,867)
Interest expense on other financing lines of credit	(19,114)	(24,106)	(39,182)	(48,102)
Total portfolio interest expense	(412,618)	(349,582)	(806,422)	(597,969)
Net portfolio interest income	65,473	65,079	135,648	127,656

Non-funding interest expense, net	(9,268)	(7,628)	(17,420)	(14,567)

Net interest income	$56,205	$57,451	$118,228	$113,089
(1) Amounts include interest income and expense on all loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, loans held for investment, HMBS related obligations, and nonrecourse debt.

For the three months ended June 30, 2024 versus the three months ended June 30, 2023
Net loss from continuing operations before income taxes decreased $220.1 million or 98.3% primarily as a result of the following:
•Net fair value changes on loans and related obligations improved $193.9 million primarily as a result of improved fair value changes from market inputs or model assumptions compared to the 2023 period. The improvement in fair value changes from market inputs or model assumptions was primarily related to market interest rate and yield volatility, which generated net fair value gains during the three months ended June 30, 2024 compared to losses in the 2023 period. See Note 6 - Fair Value within the Notes to Condensed Consolidated Financial Statements for additional information on assumptions impacting the value of our loans held for investment. The $5.4 million increase in gain on securitization of HECM tails, net, during the three months ended June 30, 2024 compared to the 2023 period was due to higher marks from our tail securitizations. Fair value changes from model amortization improved $7.4 million due to higher residual yield leading to lower modeled amortization in the three months ended June 30, 2024 compared to the 2023 period.
The Retirement Solutions segment recognized $40.3 million in net origination gains on loan originations of $446.6 million for the three months ended June 30, 2024 compared to $32.9 million in net origination gains on loan originations of $397.6 million for the comparable 2023 period. The increase in net origination gains in the Retirement Solutions segment was due both to higher loan origination volumes and higher margins.
•Fee income decreased $5.9 million due to fees associated with the previous operations of the home improvement lending business, as well as lower mortgage servicing rights (“MSR”) servicing fee income due to a much lower MSR portfolio balance for the three months ended June 30, 2024 compared to the 2023 period.
•Gain (loss) on sale and other income from loans held for sale, net, improved $4.3 million primarily as a result of minimal residential, commercial, and home improvement loans held for sale activity for the three months ended June 30, 2024 compared to the 2023 period.
•Total expenses decreased $25.0 million or 22.7% primarily due to decreases in salaries, benefits, and related expenses as well as decreases in general and administrative expenses due to a reduction in average headcount and continued cost-cutting measures associated with the restructuring of the business. This was partially offset by an increase in marketing and advertising expenses within our retail loan originations platform acquired from AAG/Bloom.

For the six months ended June 30, 2024 versus the six months ended June 30, 2023
Net loss from continuing operations before taxes decreased $146.3 million or 88.2% primarily as a result of the following:
•Net fair value changes on loans and related obligations improved $108.9 million primarily as a result of improved fair value changes from market inputs or model assumptions compared to the 2023 period. The improvement in net fair value changes from market inputs or model assumptions was primarily related to market interest rate and yield volatility, which generated net fair value gains during the six months ended June 30, 2024 compared to losses during the 2023 period. See Note 6 - Fair Value within the Notes to Condensed Consolidated Financial Statements for additional information on assumptions impacting the value of our loans held for investment. The $11.8 million increase in gain on securitization of HECM tails, net, during the six months ended June 30, 2024 compared to the 2023 period was due to higher marks from our tail securitizations and our increased servicing portfolio size from the HECM portfolio acquired from AAG/Bloom.
The Retirement Solutions segment recognized $79.9 million in net origination gains on loan originations of $870.0 million for the six months ended June 30, 2024 compared to $57.4 million in net origination gains on loan originations of $709.1 million for the comparable 2023 period. The increase in net origination gains in the Retirement Solutions segment was due both to higher loan origination volumes and higher margins associated with the increase in volumes from our retail platform acquired from AAG/Bloom.
•Fee income decreased $6.1 million primarily related to lower MSR servicing fee income due to a much lower MSR portfolio balance for the six months ended June 30, 2024 compared to the 2023 period.
•Gain (loss) on sale and other income from loans held for sale, net, improved $16.8 million primarily as a result of minimal residential, commercial, and home improvement loans held for sale activity for the six months ended June 30, 2024 compared to the 2023 period.
•Total expenses decreased $17.4 million or 9.0% primarily due to decreases in salaries, benefits, and related expenses as well as decreases in general and administrative expenses due to a reduction in average headcount and continued cost-cutting measures associated with the restructuring of the business. This was partially offset by an increase in marketing and advertising expenses within our retail loan originations platform acquired from AAG/Bloom.

SEGMENT RESULTS
Revenues and fees are directly attributed to their respective segments at the time services are performed. Revenues generated on inter-segment services performed are valued based on estimated market value. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the three and six months ended June 30, 2024 and 2023. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.

Retirement Solutions Segment
The following table summarizes our Retirement Solutions segment’s results (in thousands):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Net origination gains	$40,260	$32,926	$79,917	$57,401
Fee income	6,894	10,073	13,022	13,253
Loss on sale and other income from loans held for sale, net	—	(2,265)	(76)	(3,577)
Total revenues	47,154	40,734	92,863	67,077
Total expenses	48,835	58,767	98,245	94,291
Other, net	—	28	(174)	59
NET LOSS BEFORE INCOME TAXES	$(1,681)	$(18,005)	$(5,556)	$(27,155)
Our Retirement Solutions segment generates its revenues primarily from the origination of reverse mortgage loans, including HECM insured by FHA and non-agency reverse mortgage loans. Revenues from our Retirement Solutions segment include both our initial estimate of net origination gains from originated loans, which is determined by utilizing quoted prices on similar securities or internally-developed models utilizing observable market inputs, in addition to fees earned at the time of origination of the associated loans. We elect to account for all originated loans at fair value. The loans are immediately transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in revenues of our Portfolio Management segment until final disposition.
On August 31, 2023, FAM entered into an agreement to sell the operational assets of the home improvement lending business. This transaction closed on September 15, 2023. In connection with such transaction, the Company began the process of winding down the operations of the home improvement lending business, which was substantially complete as of March 31, 2024. As of March 31, 2024, there were no loans in the home improvement lending pipeline. The wind-down of the home improvement lending business was not considered by the Company to be a strategic shift that has or will have a major effect on our operations and financial results. Therefore, the previous operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations.

KEY METRICS
The following table provides a summary of our Retirement Solutions segment’s key metrics (in thousands, except units):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Reverse mortgage loan origination volume
Loan origination volume(1)	$446,561	$397,626	$870,014	$709,056
Loan origination volume - tails(2)	247,392	310,482	509,096	466,114
Total loan origination volume	$693,953	$708,108	$1,379,110	$1,175,170
Total reverse mortgage loan origination volume - units	2,169	2,368	4,205	3,581

Reverse mortgage loan origination volume - by channel(1)
TPO	$257,588	$215,696	$514,774	$475,588
Retail	188,973	181,930	355,240	233,468
Total reverse mortgage loan origination volume	$446,561	$397,626	$870,014	$709,056

Home improvement loan origination volume
Total loan origination volume	$—	$48,919	$807	$94,461
Total loan origination volume - units	—	4,063	36	7,693
(1) Loan origination volumes consist of initial reverse mortgage loan borrowing amounts.
(2) Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which we are able to subsequently pool into a security.

Revenues
In the table below is a summary of the components of our Retirement Solutions segment’s total revenues (in thousands):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Net origination gains:
TPO	$31,466	$25,884	$62,817	$53,408
Retail	19,812	17,693	38,324	24,311
Acquisition costs	(11,018)	(10,651)	(21,224)	(20,318)
Total net origination gains	40,260	32,926	79,917	57,401
Fee income	6,894	10,073	13,022	13,253
Loss on sale and other income from loans held for sale, net	—	(2,265)	(76)	(3,577)
Total revenues	$47,154	$40,734	$92,863	$67,077

For the three months ended June 30, 2024 versus the three months ended June 30, 2023
Total revenues increased $6.4 million or 15.8% as a result of the following:
•Net origination gains increased $7.3 million or 22.3% as a result of higher reverse mortgage loan origination volumes, as well as higher margins. We originated $446.6 million of reverse mortgage loans for the three months ended June 30, 2024, an increase of 12.3%, compared to $397.6 million for the comparable 2023 period. During the three months ended June 30, 2024, the weighted average margin on reverse mortgage loan production was 9.02% compared to 8.28% in 2023, an increase of 0.74%.
•Fee income decreased $3.2 million primarily due to fees associated with the previous operations of the home improvement lending business.

•Loss on sale and other income from loans held for sale, net, improved $2.3 million due to the absence of losses related to the previous operations of the home improvement lending business.

For the six months ended June 30, 2024 versus the six months ended June 30, 2023
Total revenues increased $25.8 million or 38.4% as a result of the following:
•Net origination gains increased $22.5 million or 39.2% as a result of higher reverse mortgage loan origination volumes, as well as higher margins associated with the increase in volumes from our retail platform acquired from AAG/Bloom. We originated $870.0 million of reverse mortgage loans for the six months ended June 30, 2024, an increase of 22.7%, compared to $709.1 million for the comparable 2023 period. During the six months ended June 30, 2024, the weighted average margin on reverse mortgage loan production was 9.19% compared to 8.10% in 2023, an increase of 1.09% due primarily to the increase in retail production mix associated with the onboarding of our retail platform acquired from AAG/Bloom.
•Fee income decreased $0.2 million primarily due to fees associated with the previous operations of the home improvement lending business, partially offset by higher reverse loan origination fees generated through our retail platform acquired from AAG/Bloom.
•Loss on sale and other income from loans held for sale, net, improved $3.5 million due to lower losses related to the previous operations of the home improvement lending business.

Expenses
In the table below is a summary of the components of our Retirement Solutions segment’s total expenses (in thousands):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Salaries	$13,693	$18,328	$27,603	$29,492
Commissions and bonuses	4,085	6,247	8,810	10,632
Other salary related expenses	3,171	1,737	5,669	3,916
Total salaries, benefits, and related expenses	20,949	26,312	42,082	44,040

Loan production expenses	1,100	2,530	4,181	3,822
Marketing and advertising expenses	10,676	8,678	19,167	10,526
Depreciation and amortization	9,426	11,911	18,914	21,554
General and administrative expenses	6,684	9,336	13,901	14,349
Total expenses	$48,835	$58,767	$98,245	$94,291

For the three months ended June 30, 2024 versus the three months ended June 30, 2023
Total expenses decreased $9.9 million or 16.9% as a result of the following:
•Total salaries, benefits, and related expenses decreased $5.4 million or 20.4% primarily due to a decrease in average headcount for the three months ended June 30, 2024 at 495 compared to 683 for the 2023 period related to continued cost-cutting measures associated with the restructuring of the business.
•Marketing and advertising expenses increased $2.0 million or 23.0% primarily within our retail loan originations platform acquired from AAG/Bloom.
•General and administrative expenses decreased $2.7 million or 28.4% primarily due to continued cost-cutting measures associated with the restructuring of the business for the three months ended June 30, 2024 when compared to the 2023 period.

For the six months ended June 30, 2024 versus the six months ended June 30, 2023
Total expenses increased $4.0 million or 4.2% as a result of the following:
•Total salaries, benefits, and related expenses decreased $2.0 million or 4.4% primarily due to a decrease in average headcount for the six months ended June 30, 2024 at 515 compared to 524 for the 2023 period related to continued cost-cutting measures associated with the restructuring of the business, partially offset by increased expenses associated with the onboarding of our retail loan originations platform acquired from AAG/Bloom in the 2023 period.
•Marketing and advertising expenses increased $8.6 million or 82.1% primarily within our retail loan originations platform acquired from AAG/Bloom.
•General and administrative expenses decreased $0.4 million or 3.1% primarily due to continued cost-cutting measures associated with the restructuring of the business, partially offset by an increase in communications and data processing expenses and other general and administrative expenses from the onboarded infrastructure of our retail loan originations platform acquired from AAG/Bloom for the six months ended June 30, 2024 when compared to the 2023 period.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment’s results (in thousands):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Portfolio interest income:
Interest income	$478,091	$414,661	$942,070	$725,625
Interest expense	(412,618)	(349,582)	(806,422)	(597,969)
Net portfolio interest income	65,473	65,079	135,648	127,656

Other income (expense):
Gain on securitization of HECM tails, net	11,031	5,604	21,757	9,995
Fair value changes from model amortization	(47,813)	(55,238)	(105,421)	(105,504)
Fair value changes from market inputs or model assumptions	11,260	(162,410)	24,822	(49,719)
Net fair value changes on loans and related obligations	(25,522)	(212,044)	(58,842)	(145,228)
Fee income	1,109	2,978	1,340	8,441
Gain (loss) on sale and other income from loans held for sale, net	216	(1,845)	378	(12,903)
Net other income (expense)	(24,197)	(210,911)	(57,124)	(149,690)
Total revenues	41,276	(145,832)	78,524	(22,034)
Total expenses	19,762	22,238	42,515	46,917
NET INCOME (LOSS) BEFORE INCOME TAXES	$21,514	$(168,070)	$36,009	$(68,951)

Our Portfolio Management segment generates its revenues primarily from the net interest income and fair value changes on portfolio assets, monetized by securitization, sale, or other financing of those assets.
Net fair value changes in our Portfolio Management segment include fair value adjustments primarily related to the following assets and liabilities:
•Loans held for investment, subject to HMBS related obligations, at fair value
•Loans held for investment, subject to nonrecourse debt, at fair value
•Loans held for investment, at fair value
•Loans held for sale, at fair value(1)

•HMBS related obligations, at fair value; and
•Nonrecourse debt, at fair value.
(1) Net fair value changes in our Portfolio Management segment for loans held for sale only include fair value adjustments related to loans originated.

KEY METRICS
The following table provides a summary of the assets and liabilities under management by our Portfolio Management segment (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$27,186	$32,245
Restricted cash	199,104	178,319
Loans held for investment, subject to HMBS related obligations, at fair value	18,196,092	17,548,763
Loans held for investment, subject to nonrecourse debt, at fair value	8,418,195	8,272,393
Loans held for investment, at fair value	677,726	575,228
Other assets, net	141,236	166,153
Total earning assets	27,659,539	26,773,101

HMBS related obligations, at fair value	17,980,232	17,353,720
Nonrecourse debt, at fair value	8,050,708	7,904,200
Other financing lines of credit	1,073,844	928,479
Payables and other liabilities	54,427	107,664
Total financing of portfolio	27,159,211	26,294,063

Net carrying value of earning assets	$500,328	$479,038

The following tables provide a summary of our Portfolio Management segment’s key metrics (dollars in thousands):

	June 30, 2024	December 31, 2023
Reverse Mortgages
Loan count	90,926	91,888
Active unpaid principal balance (“UPB”)	$25,656,306	$24,923,313
Due and payable	438,224	371,913
Foreclosure	466,786	524,988
Claims pending	108,110	130,928
Ending UPB	$26,669,426	$25,951,142
Average UPB	$293	$282
Weighted average coupon	7.47%	7.35%
Weighted average age (in months)	43	40
Percentage in foreclosure	1.8%	2.0%

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Investment and Capital Markets
Number of structured deals	2	1	4	3
Structured deals (size in notes)	$587,150	$513,597	$1,306,663	$1,351,484
Revenues
In the table below is a summary of the components of our Portfolio Management segment’s total revenues (in thousands):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Portfolio interest income:
Interest income	$478,091	$414,661	$942,070	$725,625
Interest expense	(412,618)	(349,582)	(806,422)	(597,969)
Net portfolio interest income	65,473	65,079	135,648	127,656

Other income (expense):
Gain on securitization of HECM tails, net	11,031	5,604	21,757	9,995
Fair value changes from model amortization	(47,813)	(55,238)	(105,421)	(105,504)
Fair value changes from market inputs or model assumptions	11,260	(162,410)	24,822	(49,719)
Net fair value changes on loans and related obligations	(25,522)	(212,044)	(58,842)	(145,228)
Fee income	1,109	2,978	1,340	8,441
Gain (loss) on sale and other income from loans held for sale, net	216	(1,845)	378	(12,903)
Net other income (expense)	(24,197)	(210,911)	(57,124)	(149,690)

Total revenues	$41,276	$(145,832)	$78,524	$(22,034)
Certain of our financial instruments are valued utilizing a process that combines the use of a discounted cash flow (“DCF”) model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments are recorded in net fair value changes on loans and related obligations, with changes in fair value due to portfolio runoff and realization of modeled income and expenses being recorded in fair value changes from model amortization in the Condensed Consolidated Statements of Operations, and other fair value changes being recorded in fair value changes from market inputs or model assumptions in the Condensed Consolidated Statements of Operations. The interest recognized on these financial instruments are recorded in interest income or interest expense in the Condensed Consolidated Statements of Operations.

The following table provides an analysis of all components of net portfolio interest income (in thousands):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest income:
Interest income on mortgage loans(1)	$474,251	$411,461	$934,285	$720,955
Other interest income	3,840	3,200	7,785	4,670
Total portfolio interest income	478,091	414,661	942,070	725,625

Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(393,504)	(325,476)	(767,240)	(549,867)
Interest expense on other financing lines of credit	(19,114)	(24,106)	(39,182)	(48,102)
Total portfolio interest expense	(412,618)	(349,582)	(806,422)	(597,969)
Net portfolio interest income	$65,473	$65,079	$135,648	$127,656
(1) Amounts include interest income and expense on all loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, loans held for investment, HMBS related obligations, and nonrecourse debt.

For the three months ended June 30, 2024 versus the three months ended June 30, 2023
Total revenues increased $187.1 million as a result of the following:
•Net fair value changes on loans and related obligations improved $186.5 million primarily as a result of improved fair value changes from market inputs or model assumptions compared to the 2023 period. The improvement in fair value changes from market inputs or model assumptions was primarily related to market interest rate and yield volatility, which generated net fair value gains during the three months ended June 30, 2024 compared to losses during the 2023 period. See Note 6 - Fair Value within the Notes to Condensed Consolidated Financial Statements for additional information on assumptions impacting the value of our loans held for investment. The $5.4 million increase in gain on securitization of HECM tails, net, during the three months ended June 30, 2024 compared to the 2023 period was due to higher marks from our tail securitizations. Fair value changes from model amortization improved $7.4 million due to higher residual yield leading to lower modeled amortization in the three months ended June 30, 2024 compared to the 2023 period.
•Fee income decreased $1.9 million primarily related to lower MSR servicing fee income due to a much lower MSR portfolio balance for the three months ended June 30, 2024 compared to the 2023 period.
•Gain (loss) on sale and other income from loans held for sale, net, improved $2.1 million as a result of minimal residential, commercial, and home improvement loans held for sale activity for the three months ended June 30, 2024 compared to the 2023 period.

For the six months ended June 30, 2024 versus the six months ended June 30, 2023
Total revenues increased $100.6 million as a result of the following:
•Net fair value changes on loans and related obligations improved $86.4 million primarily as a result of improved fair value changes from market inputs or model assumptions compared to the 2023 period. The improvement in fair value changes from market inputs or model assumptions was primarily related to market interest rate and yield volatility, which generated net fair value gains during the six months ended June 30, 2024 compared to losses during the 2023 period. See Note 6 - Fair Value within the Notes to Condensed Consolidated Financial Statements for additional information on assumptions impacting the value of our loans held for investment. The $11.8 million increase in gain on securitization of HECM tails, net, during the six months ended June 30, 2024 compared to the 2023 period was due to higher marks from our tail securitizations and our increased servicing portfolio size from the HECM portfolio acquired from AAG/Bloom.

•Fee income decreased $7.1 million primarily related to lower MSR servicing fee income due to a much lower MSR portfolio balance for the six months ended June 30, 2024 compared to the 2023 period.
•Gain (loss) on sale and other income from loans held for sale, net, improved $13.3 million primarily as a result of minimal residential, commercial, and home improvement loans held for sale activity for the six months ended June 30, 2024 compared to the 2023 period.

Expenses
In the table below is a summary of the components of our Portfolio Management segment’s total expenses (in thousands):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Salaries	$2,906	$3,340	$5,863	$9,684
Commissions and bonuses	590	1,272	1,634	2,385
Other salary related expenses	433	920	1,496	1,587
Total salaries, benefits, and related expenses	3,929	5,532	8,993	13,656

Loan portfolio related expenses	4,562	4,404	10,094	11,104
Loan servicing expenses	7,632	8,638	15,850	15,274
Marketing and advertising expenses	24	9	39	12
Depreciation and amortization	15	34	23	48
General and administrative expenses	3,600	3,621	7,516	6,823
Total expenses	$19,762	$22,238	$42,515	$46,917

For the three months ended June 30, 2024 versus the three months ended June 30, 2023
Total expenses decreased $2.5 million or 11.1% as a result of the following:
•Salaries, benefits, and related expenses decreased $1.6 million or 29.0% primarily due to a decrease in average headcount and continued cost-cutting measures associated with the restructuring of the business during the three months ended June 30, 2024 compared to the 2023 period. Average headcount was 66 for the three months ended June 30, 2024 compared to 73 for the 2023 period.
•Loan servicing expenses decreased $1.0 million for the three months ended June 30, 2024 compared to the 2023 period due to the wind-down of business lines that are not part of our modern retirement solutions platform.

For the six months ended June 30, 2024 versus the six months ended June 30, 2023
Total expenses decreased $4.4 million or 9.4% as a result of the following:
•Salaries, benefits, and related expenses decreased $4.7 million primarily due to a decrease in average headcount and continued cost-cutting measures associated with the restructuring of the business during the six months ended June 30, 2024 compared to the 2023 period. Average headcount was 68 for the six months ended June 30, 2024 compared to 76 for the 2023 period.
•Loan servicing expenses increased $0.6 million for the six months ended June 30, 2024 compared to the 2023 period due to the increase in average size of our HECM portfolio after the acquisition of the AAG/Bloom HECM portfolio on March 31, 2023, partially offset by the wind-down of business lines that are not part of our modern retirement solutions platform.

Corporate and Other
Corporate and Other consists of our corporate services groups. These groups support our operating segments, and the cost of services directly supporting the operating segments are allocated to those operating segments on a cost-

of-service basis. Enterprise-focused Corporate and Other expenses that are not incurred in direct support of the operating segments are kept unallocated within Corporate and Other.
The following table summarizes Corporate and Other results (in thousands):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Fee income	$—	$2,045	$—	$4,998
Non-funding interest expense, net	(9,268)	(7,628)	(17,420)	(14,567)
Total revenues	(9,268)	(5,583)	(17,420)	(9,569)
Total expenses	16,573	30,216	35,848	59,090
Impairment of other assets	—	—	(600)	—
Other, net	2,240	(1,965)	3,867	(1,060)
NET LOSS BEFORE INCOME TAXES	$(23,601)	$(37,764)	$(50,001)	$(69,719)

In the table below is a summary of the components of Corporate and Other total expenses (in thousands):

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Salaries and bonuses	$12,842	$20,961	$27,570	$43,147
Other salary related expenses	2,542	4,718	5,850	8,651
Shared services - payroll allocations	(5,209)	(6,425)	(10,419)	(17,582)
Total salaries, benefits, and related expenses	10,175	19,254	23,001	34,216

Marketing and advertising expenses	6	32	12	137
Depreciation and amortization	312	427	494	875

Communications and data processing and other expenses	6,136	12,001	13,276	26,708
Professional and consulting fees	3,485	4,320	6,146	7,402
Shared services - general and administrative allocations	(3,541)	(5,818)	(7,081)	(10,248)
Total general and administrative expenses	6,080	10,503	12,341	23,862

Total expenses	$16,573	$30,216	$35,848	$59,090

For the three months ended June 30, 2024 versus the three months ended June 30, 2023
Total revenues decreased $3.7 million primarily as a result of the following:
•Fee income decreased $2.0 million related to the decline in services provided by the Company’s operational fulfillment services team. As of September 30, 2023, the Company ceased the operations of the offshore fulfillment services team.
Total expenses decreased $13.6 million or 45.2% as a result of the following:
•Salaries, benefits, and related expenses, net of shared services allocations, decreased $9.1 million or 47.2% due to decreases in salaries and bonuses and other salary related expenses of $8.1 million and $2.2 million, respectively, for the three months ended June 30, 2024 compared to the 2023 period as the Company continued our focus on cost-cutting initiatives related to the restructuring of the business. Compared to 2023, average onshore headcount declined by 38.8% from 420 for the three months ended June 30, 2023 to 257 for the three months ended June 30, 2024. These reductions were partially offset by a $1.2 million decrease in shared services allocations due to the reduction in supported business lines in the three months ended June 30, 2024.
•General and administrative expenses, net of shared services allocations, decreased $4.4 million or 42.1% primarily due to a $5.9 million decrease in communications and data processing and other expenses. These reductions are due to continued cost-cutting measures associated with the restructuring of the business. This was partially offset by a $2.3 million decrease in shared services allocations due to the reduction in supported business lines in the three months ended June 30, 2024.

For the six months ended June 30, 2024 versus the six months ended June 30, 2023
Total revenues decreased $7.9 million primarily as a result of the following:
•Fee income decreased $5.0 million related to the decline in services provided by the Company’s operational fulfillment services team. As of September 30, 2023, the Company ceased the operations of the offshore fulfillment services team.
Total expenses decreased $23.2 million or 39.3% as a result of the following:
•Salaries, benefits, and related expenses, net of shared services allocations, decreased $11.2 million or 32.8% due to decreases in salaries and bonuses and other salary related expenses of $15.6 million and $2.8 million, respectively, for the six months ended June 30, 2024 compared to the 2023 period as the Company continued our focus on cost-cutting initiatives related to the restructuring of the business. Compared to 2023, average onshore headcount declined by 39.7% from 443 for the six months ended June 30, 2023 to 267 for the for the six months ended June 30, 2024. These reductions were partially offset by a $7.2 million decrease in shared services allocations due to the reduction in supported business lines in the six months ended June 30, 2024.
•General and administrative expenses, net of shared services allocations, decreased $11.5 million or 48.3% due to a $13.4 million decrease in communications and data processing and other expenses and a $1.3 million decrease in professional and consulting fees. These reductions are due to continued cost-cutting measures associated with the restructuring of the business. This was partially offset by a $3.2 million decrease in shared services allocations due to the reduction in supported business lines in the six months ended June 30, 2024.

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
These non-GAAP financial measures should not be considered as an alternative to net loss, operating cash flows, or any other performance measures determined in accordance with U.S. GAAP. Adjusted Net Loss, Adjusted EBITDA, and Adjusted Loss per Share have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations of these metrics are: (i) cash expenditures for future contractual commitments; (ii) cash requirements for working capital needs; (iii) cash requirements for certain tax payments; and (iv) all non-cash income/expense items.
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

Adjusted Net Loss
We define Adjusted Net Loss as consolidated net loss from continuing operations adjusted for:
1.Changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions, deferred purchase price obligations (including earnouts and Tax Receivable Agreements (“TRA”) obligation), contingent earnout, warrant liability, and minority investments
2.Amortization or impairment of intangibles and impairment of certain other long-lived assets
3.Equity-based compensation for Replacement Restricted Stock Units and Earnout Right Restricted Stock Units, which are funded 100% by existing non-controlling shareholders or outstanding Class A Common Stock. As of April 1, 2024, there is no further compensation cost associated with the Replacement Restricted Stock Units and Earnout Right Restricted Stock Units.
4.Certain non-recurring costs and adjustments that management believes should be excluded as these do not relate to a recurring part of the core business operations. These items include amounts recognized for settlement of legal and regulatory matters, acquisition or divestiture-related expenses, and other one-time charges.
5.Pro-forma income tax benefit adjustments to apply an effective combined corporate tax rate to adjusted net loss before taxes.
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
Adjusted EBITDA
We define Adjusted EBITDA as net loss from continuing operations adjusted for:
1.Taxes
2.Interest on non-funding debt
3.Depreciation
4.Change in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions, deferred purchase price obligations (including earnouts and TRA obligation), contingent earnout, warrant liability, and minority investments
5.Amortization or impairment of intangibles and impairment of certain other long-lived assets
6.Equity-based compensation for Replacement Restricted Stock Units and Earnout Right Restricted Stock Units, which are funded 100% by existing non-controlling shareholders or outstanding Class A Common Stock. As of April 1, 2024, there is no further compensation cost associated with the Replacement Restricted Stock Units and Earnout Right Restricted Stock Units.
7.Certain non-recurring costs and adjustments that management believes should be excluded as these do not relate to a recurring part of the core business operations. These items include amounts recognized for settlement of legal and regulatory matters, acquisition or divestiture-related expenses, and other one-time charges.
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
The following table provides a reconciliation of net loss from continuing operations to Adjusted Net Loss and Adjusted EBITDA (in thousands, except for share data):

Reconciliation to GAAP

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Reconciliation of Net Loss from Continuing Operations to Adjusted Net Loss and Adjusted EBITDA
Net loss from continuing operations	$(4,921)	$(220,624)	$(20,701)	$(165,142)
Add back: (Provision) benefit for income taxes	(1,153)	3,215	(1,153)	683
Net loss from continuing operations before taxes	(3,768)	(223,839)	(19,548)	(165,825)
Adjustments for:
Changes in fair value(1)	(8,633)	171,146	(17,550)	77,126
Amortization or impairment of intangibles and impairment of other assets	9,296	9,297	19,194	18,594
Equity-based compensation	—	3,391	2,935	6,998
Certain non-recurring costs	1,723	3,781	3,697	6,114
Adjusted Net Loss before taxes	(1,382)	(36,224)	(11,272)	(56,993)
Benefit for income taxes	281	9,739	2,693	15,324
Adjusted Net Loss	(1,101)	(26,485)	(8,579)	(41,669)
Benefit for income taxes	(281)	(9,739)	(2,693)	(15,324)
Depreciation	457	3,075	837	3,882
Interest expense on non-funding debt	9,606	7,628	18,079	15,185
Adjusted EBITDA	$8,681	$(25,521)	$7,644	$(37,926)

GAAP PER SHARE MEASURES
Net loss from continuing operations attributable to controlling interest	$(1,984)	$(79,619)	$(7,619)	$(60,892)
Basic weighted average shares outstanding	9,898,182	8,740,986	9,773,370	7,577,797
Basic Net Loss per Share from Continuing Operations	$(0.20)	$(9.11)	$(0.78)	$(8.04)
If-converted method net loss from continuing operations	$(6,853)	$(79,619)	$(20,262)	$(60,892)
Diluted weighted average shares outstanding	23,084,189	8,740,986	23,013,742	7,577,797
Diluted Net Loss per Share from Continuing Operations	$(0.29)	$(9.11)	$(0.88)	$(8.04)

NON-GAAP PER SHARE MEASURES
Adjusted net loss	$(1,101)	$(26,485)	$(8,579)	$(41,669)
Weighted average shares outstanding	23,084,189	22,899,799	23,013,742	20,870,016
Adjusted Loss per Share	$(0.05)	$(1.16)	$(0.37)	$(2.00)
(1) Changes in fair value - The adjustment for changes in fair value includes changes in fair value of loans and securities held for investment and related liabilities due to market inputs or model assumptions, deferred purchase price obligations, contingent earnout, warrant liability, and minority investments.
Changes in fair value of loans and securities held for investment and related liabilities due to market inputs or model assumptions - This adjustment relates to changes in the significant market or model input components of the fair value for loans and securities and related obligations, which are held for investment. We include an adjustment for the significant market or model input components of the change in fair value because, while based on real observable and/or predicted changes in drivers of the valuation of assets, they may be mismatched in any given period with the actual change in the underlying economics or when they will be realized in actual cash flows. Changes in fair value of loans and securities held for investment and related obligations include changes in fair value and related hedge gains and losses for the following MSR, loans held for investment, and related liabilities:
1.Reverse mortgage loans held for investment, subject to HMBS related obligations, at fair value;
2.Mortgage loans held for investment, subject to nonrecourse debt, at fair value;
3.Mortgage loans held for investment, at fair value;
4.Retained bonds, at fair value;
5.MSR, at fair value;
6.HMBS related obligations, at fair value; and
7.Nonrecourse debt, at fair value.
The adjustment for changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions is calculated based on changes in fair value associated with the above assets and liabilities calculated in accordance with U.S. GAAP, excluding the period-to-date estimated impact of the change in fair value attributable to current period additions and the change in fair value attributable to post-origination loan advances, accretion, and model amortization (i.e. portfolio run-off), net of hedge gains and losses, and any securitization expenses incurred in securitizing our mortgage loans held for investment, subject to nonrecourse debt. This adjustment represents changes in accounting estimates that are measured in accordance with U.S. GAAP. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices, or discrete events affecting specific borrowers, and such differences could be material. Accordingly, this number should be understood as an estimate and the actual adjustment could vary if our modeling is incorrect.
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

Cash Flows
The following table presents amounts from our Condensed Consolidated Statements of Cash Flows (in thousands):

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Net cash provided by (used in):
Operating activities	$(236,241)	$115,682
Investing activities	200,258	(46,320)
Financing activities	57,842	1,095
Effect of exchange rate changes on cash and cash equivalents	(47)	19
Net increase in cash and cash equivalents and restricted cash(1)	$21,812	$70,476
Net increase (decrease) in cash and cash equivalents	$27	$(15,303)
Net increase in restricted cash	21,785	85,779
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4 - Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for additional information regarding cash flow associated with the results of discontinued operations.
Our cash and cash equivalents and restricted cash increased by $21.8 million for the six months ended June 30, 2024 compared to an increase of $70.5 million during the comparable period in 2023. Our cash and cash equivalents, excluding restricted cash, stayed relatively consistent for the six months ended June 30, 2024 compared to a decrease of $15.3 million during the comparable period in 2023.
Operating Cash Flow
Cash flows from operating activities decreased by $351.9 million for the six months ended June 30, 2024 compared to the corresponding 2023 period. The decrease was primarily attributable to a $267.0 million decrease in proceeds from the sale of loans held for sale, net of cash used for originations, and a $88.5 million change in other operating assets and liabilities.
Investing Cash Flow
The increase of $246.6 million in cash provided by our investing activities during the six months ended June 30, 2024 compared to the 2023 period was primarily attributable to a $402.0 million decrease in cash used for purchases and originations of loans held for investment, net of proceeds/payments, and a $140.9 million cash outlay for the AAG Transaction in the 2023 period. This was partially offset by a decrease of $219.3 million in proceeds/payments on loans held for investment, subject to nonrecourse debt, net of cash used for purchases and originations, and a decrease of $78.5 million in proceeds from the sale of MSR.
Financing Cash Flow
The increase of $56.7 million in cash provided by our financing activities during the six months ended June 30, 2024 compared to the 2023 period was primarily driven by a $535.6 million increase in proceeds on other financing lines of credit, net of payments. This was partially offset by a $359.4 million decrease in proceeds from issuance of nonrecourse debt, net of payments, and by a $101.5 million increase in payments on HMBS related obligations, net of proceeds.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. These covenants are measured at our holding company subsidiary or our operating subsidiaries. The Company was in compliance with the financial covenants as of June 30, 2024. Refer to Note 11 - Other Financing Lines of Credit in the Notes to Condensed Consolidated Financial Statements for additional information.

Compliance Requirements
As an issuer of HMBS, FAR is subject to net worth, liquidity, and leverage requirements as established and defined by Ginnie Mae as follows:
Minimum Net Worth
•$5.0 million plus 1% of FAR’s outstanding HMBS and unused commitment authority from Ginnie Mae.
•Tangible net worth is defined as total equity less goodwill, intangible assets, affiliate receivables, and certain pledged assets.
Minimum Liquidity
•Maintain liquid assets equal to at least 20% of the minimum net worth required for a HMBS issuer.
Minimum Leverage Ratio
•Maintain a ratio of tangible net worth to total assets greater than 6%.
As of June 30, 2024 and December 31, 2023, FAR was in compliance with the net worth and liquidity requirements. FAR’s actual ratio of tangible net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS securitizations do not meet the requirements of sale accounting. As a result, the Company accounts for HECM loans transferred into HMBS securitizations as secured borrowings and continues to recognize the loans as held for investment, subject to HMBS related obligations, along with the corresponding liability for the HMBS related obligations. FAR received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
In connection with the discontinued operations of the Company’s previously reported Mortgage Originations segment, FAM has surrendered all its government sponsored entities (“GSE”)/agency mortgage origination licenses and approvals as of June 30, 2024 and is therefore no longer subject to the GSE/agency compliance requirements that were applicable to FAM prior to the surrender of its licenses and approvals.
Refer to Note 18 - Liquidity and Capital Requirements in the Notes to Condensed Consolidated Financial Statements for additional information.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of June 30, 2024, our debt obligations were approximately $27.5 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
Warehouse Lines of Credit
Reverse mortgage facilities
As of June 30, 2024, we had $1.0 billion in warehouse lines of credit capacity collateralized primarily by first lien mortgages with a $0.6 billion aggregate principal amount drawn through nine funding facility arrangements with eight active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans, or as loan and security agreements under which eligible loans are pledged to the lender as collateral. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and/or pledge eligible loans to the lender and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2024 through 2026. Under the facilities, loans are generally transferred and/or pledged at an advance rate less than the principal balance of the loans (the “haircut”), which serves as the primary credit enhancement for the lender. Six of our warehouse lines of credit are guaranteed by FAH, a consolidated subsidiary of the Company and the parent holding company to the reverse mortgage business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is the Secured Overnight Financing Rate (“SOFR”), plus applicable margin.
The following table presents additional information about our warehouse facilities as of June 30, 2024 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	Outstanding Balance
Committed	July 2024(1) - September 2025	$360,000	$299,562
Uncommitted	October 2024 - October 2026	658,000	267,977
Total reverse warehouse facilities		$1,018,000	$567,539
(1) The warehouse line of credit with a maturity date in July 2024 has been paid off subsequent to June 30, 2024.
Mortgage facility
As of June 30, 2024, we had $2.0 million in warehouse line of credit capacity collateralized by first lien mortgages with $0.7 million aggregate principal amount drawn through one funding facility arrangement with one active lender. This facility is structured as a master repurchase agreement under which ownership of the related eligible loans is temporarily transferred to the lender.
When we draw on this facility, we generally must transfer and pledge eligible loans to the lender and comply with various financial and other covenants. The facility expires in October 2024. Under the facility, loans are generally transferred at a haircut, which serves as the primary credit enhancement for the lender. Our one warehouse line of credit is guaranteed by FAH, a consolidated subsidiary of the Company and the parent holding company to the mortgage business. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. Upon expiration, the warehouse facility will either be closed or combined with other facilities. The interest rate on the outstanding facility is the SOFR, plus applicable margin.
The following table presents additional information about our warehouse facility as of June 30, 2024 (in thousands):

Mortgage Warehouse Facility	Maturity Date	Total Capacity	Outstanding Balance
Uncommitted	October 2024	$2,000	$678
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
Interest on our warehouse facilities vary by facility and may depend on the type of asset that is being financed. The interest rate on all outstanding facilities is SOFR, plus a spread.
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
Other Secured Lines of Credit
As of June 30, 2024, we collectively had $0.5 billion in additional secured facilities with $0.5 billion aggregate principal amount drawn through credit agreements or master repurchase agreements with six funding facility arrangements and five active lenders. These facilities are secured by, among other things, eligible asset-backed securities, HECM MSR, and HECM tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under our facilities, we generally transfer the assets at a haircut, which serves as the primary credit enhancement for the lender. Four of these facilities are guaranteed by FAH, a consolidated subsidiary of the Company.
The following table presents additional information about our other financing lines of credit as of June 30, 2024 (in thousands):

Other Financing Lines of Credit	Maturity Date	Total Capacity	Outstanding Balance
Committed	March 2025 - October 2027	$497,764	$479,849
Uncommitted	October 2024	40,000	25,778
Total other secured lines of credit		$537,764	$505,627
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
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with all financial covenants as of June 30, 2024.
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
Remittances received on the reverse loans, if any, and proceeds received from the sale of real estate owned, and our funds used to repurchase reverse loans are used to reduce the HMBS related obligations by making payments to the securitization pools, which then remit the payments to the beneficial interest holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned properties and events of default as stipulated in the reverse loan agreements with borrowers. As an HMBS issuer, FAR assumes certain obligations related to each security it issues. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once they reach certain limits set at loan origination for the maximum UPB allowed. Performing repurchased loans are generally conveyed to the United States Department of Housing and Urban Development, and nonperforming repurchased loans are generally liquidated in accordance with program requirements.
As of June 30, 2024, we had HMBS-related borrowings of $18.0 billion and HECM pledged as collateral to the pools of $18.2 billion, both carried at fair value.
Additionally, as the servicer of reverse mortgage loans, we are obligated to fund additional borrowing capacity primarily in the form of undrawn lines of credit on floating rate reverse mortgage loans. We rely upon certain of our warehouse financing arrangements and our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization. The additional borrowings are generally securitized within 30 days after funding. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include reverse mortgage loans that were previously repurchased out of a HMBS pool, which are referred to as HECM buyouts, commercial mortgage loans, and non-agency reverse mortgages. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the Condensed Consolidated Statements of Financial Condition as loans held for investment, subject to nonrecourse debt, at fair value, and nonrecourse debt, at fair value. As of June 30, 2024, we had nonrecourse debt-related borrowings of $8.1 billion.
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

The Notes contain covenants limiting, among other things, FOAF and its restricted subsidiaries’ ability to incur certain types of additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease, or otherwise dispose of all or substantially all of FOAF’s assets. These incurrence-based covenants are subject to exceptions and qualifications. Many of these covenants will cease to apply during any time that the Notes have investment grade ratings and no default with respect to the Notes has occurred and is continuing. The Company was in compliance with all required covenants related to the Notes as of June 30, 2024.
FoA’s existing owners or their affiliated entities, including Blackstone and Brian L. Libman, FoA’s founder and chairman, purchased notes in the offering in an aggregate principal amount of $135.0 million.
On June 24, 2024, certain of the direct and indirect subsidiaries of the Company, including FOAF, FOA Equity, FAH, Incenter, FAM, FAR, and MM Risk Retention LLC, and certain holders of the Notes (or their investment advisors, sub-advisors, or managers) representing ownership of approximately 71.1% of the aggregate principal amount of the Notes, entered into an agreement to support and participate in an exchange of any and all of the outstanding Notes for (i) up to $200 million aggregate principal amount of Senior Secured First Lien Notes maturing 2026, with the option to extend until 2027, and (ii) up to $150 million aggregate principal amount of Exchangeable Senior First Lien Notes maturing in 2029. Refer to the Company’s Report on Form 8-K filed with the SEC on June 25, 2024 for additional information.
Related-party notes
The Company had two Revolving Working Capital Promissory Note Agreements (the “Working Capital Promissory Notes”) outstanding with BTO Urban Holdings L.L.C. and Libman Family Holdings, LLC, which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 15.0% per annum and mature in May 2025.

Contractual Obligations and Commitments
The following table provides a summary of obligations and commitments outstanding as of June 30, 2024 (in thousands):

	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Warehouse lines of credit	$568,217	$298,140	$270,077	$—	$—
HECM MSR line of credit	69,231	—	—	69,231	—
Other secured lines of credit	436,396	43,631	—	—	392,765
Nonrecourse debt	8,572,577	1,922,947	4,096,512	1,215,715	1,337,403
Notes payable	442,971	7,000	435,971	—	—
Operating leases	38,724	5,372	9,569	7,281	16,502
Total	$10,128,116	$2,277,090	$4,812,129	$1,292,227	$1,746,670
In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans in the Condensed Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS related obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned properties. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $17.3 billion as of June 30, 2024.
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

The following table summarizes the estimated change in the fair value of our significant assets and liabilities sensitive to interest rates as of June 30, 2024 (in thousands).

	June 30, 2024
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Loans held for investment, subject to HMBS related obligations	$31,213	$(34,116)
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	113,639	(111,860)
Commercial mortgage loans	101	(101)
Loans held for investment:
Reverse mortgage loans	8,242	(8,081)
Total assets	$153,195	$(154,158)

Increase (decrease) in liabilities
HMBS related obligations	$27,028	$(29,846)
Nonrecourse debt	59,746	(64,239)
Total liabilities	$86,774	$(94,085)

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, and the information described above in this Item 4, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 13 - Litigation in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp; Finance of America Equity Capital LLC; Finance of America Companies Inc.; RPLY Merger Sub LLC; RPLY BLKR Merger Sub LLC; Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P.; Blackstone Tactical Opportunities Associates – NQ L.L.C.; the Sellers; and the Seller Representative.	8-K	2.1	4/7/2021
2.2	Letter Agreement, dated April 1, 2021, by and among Seller Representative and Replay.	8-K	2.2	4/7/2021
2.3	Letter Agreement, dated April 5, 2021, by and among Seller Representative and Replay.	8-K	2.3	4/7/2021

2.4	Letter Agreement, dated March 31, 2021, by and among Family Holdings; TMO; BTO Urban; BTO Urban Holdings II L.P.; and ESC.	8-K	2.4	4/7/2021
3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.2	4/7/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.1	7/26/2024
3.3	Amended and Restated Bylaws of Finance of America Companies Inc.	8-K	3.3	4/7/2021
31.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Section 13(r) Disclosure.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X
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

Finance of America Companies Inc.
Date:	August 9, 2024	By:	/s/ Matthew A. Engel
Matthew A. Engel
Chief Financial Officer
(Principal Financial Officer)