Form 10-Q
period 2024-09-30
Finance of America Companies Inc.
filed 2024-11-08
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 5, 2024, there were issued and outstanding 9,926,412 shares of the registrant’s Class A Common Stock, par value $0.0001, and 15 shares of the registrant’s Class B Common Stock, par value $0.0001.

Finance of America Companies Inc. Quarterly Report on Form 10-Q Table of Contents

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “Form 10-Q”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of Finance of America Companies Inc.’s (the “Company”) control. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “budgets,” “forecasts,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including those risks described below. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of this report. Results for any specified quarter are not necessarily indicative of the results that may be expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. In addition to the other information in the Form 10-Q, the following risk factors should be considered carefully in evaluating the Company and our business:
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

PART I - Financial Information Item 1. Financial Statements
Finance of America Companies Inc. Condensed Consolidated Statements of Financial Condition (in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$44,258	$46,482
Restricted cash	176,105	178,319
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related obligations, at fair value	18,521,337	17,548,763
Loans held for investment, subject to nonrecourse debt, at fair value	9,097,369	8,272,393
Loans held for investment, at fair value	703,356	575,228
Intangible assets, net	225,639	253,531
Other assets, net	178,493	226,153
Assets of discontinued operations	3,827	6,721
TOTAL ASSETS	$28,950,384	$27,107,590

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$18,292,043	$17,353,720
Nonrecourse debt, at fair value	8,537,119	7,904,200
Other financing lines of credit	1,054,568	928,479
Notes payable, net (includes amounts due to related parties of $84,630 and $59,130, respectively)	435,744	410,911
Payables and other liabilities	160,869	219,569
Liabilities of discontinued operations	13,585	18,304
TOTAL LIABILITIES	28,493,928	26,835,183
Commitments and Contingencies (Note 14)
EQUITY
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 10,351,652 and 10,059,924 shares issued, respectively, and 9,925,802 and 9,634,074 shares outstanding, respectively	1	1
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized; 15 shares issued and outstanding, respectively	—	—
Additional paid-in capital	953,023	946,938
Accumulated deficit	(639,807)	(714,383)
Accumulated other comprehensive loss	(273)	(249)
Noncontrolling interest	143,512	40,100
TOTAL EQUITY	456,456	272,407
TOTAL LIABILITIES AND EQUITY	$28,950,384	$27,107,590

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

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Restricted cash	$167,399	$168,010
Loans held for investment, subject to nonrecourse debt, at fair value	8,712,720	7,881,566
Loans held for investment, at fair value	222,609	—
Other assets, net	54,817	68,178
TOTAL ASSETS	$9,157,545	$8,117,754

LIABILITIES
Nonrecourse debt, at fair value	$8,171,187	$7,531,412
Other financing lines of credit	174,874	—
Payables and other liabilities	904	546
TOTAL LIABILITIES	$8,346,965	$7,531,958

NET CARRYING VALUE OF ASSETS IN VIEs	$810,580	$585,796

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
PORTFOLIO INTEREST INCOME
Interest income	$489,900	$443,999	$1,431,970	$1,169,624
Interest expense	(426,839)	(372,459)	(1,233,261)	(970,428)
NET PORTFOLIO INTEREST INCOME	63,061	71,540	198,709	199,196

OTHER INCOME (EXPENSE)
Net origination gains	57,216	31,376	137,133	88,777
Gain on securitization of home equity conversion mortgages (“HECM”) tails, net	10,560	7,100	32,317	17,095
Fair value changes from model amortization	(43,753)	(56,882)	(149,174)	(162,386)
Fair value changes from market inputs or model assumptions	204,154	(122,449)	228,976	(172,168)
Net fair value changes on loans and related obligations	228,177	(140,855)	249,252	(228,682)
Fee income	8,054	13,201	22,170	33,377
Gain (loss) on sale and other income from loans held for sale, net	—	(6,984)	302	(23,464)
Non-funding interest expense, net	(9,219)	(7,342)	(26,639)	(21,909)
NET OTHER INCOME (EXPENSE)	227,012	(141,980)	245,085	(240,678)

TOTAL REVENUES	290,073	(70,440)	443,794	(41,482)

EXPENSES
Salaries, benefits, and related expenses	31,083	48,557	105,159	140,469
Loan production and portfolio related expenses	6,946	6,370	21,221	21,296
Loan servicing expenses	7,772	8,000	23,622	23,274
Marketing and advertising expenses	10,325	11,491	29,543	22,166
Depreciation and amortization	9,777	9,954	29,208	32,431
General and administrative expenses	14,405	21,054	47,917	59,572
TOTAL EXPENSES	80,308	105,426	256,670	299,208
IMPAIRMENT OF OTHER ASSETS	—	(558)	(600)	(558)
OTHER, NET	(1,592)	3,853	2,101	2,852
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	208,173	(172,571)	188,625	(338,396)
Provision (benefit) for income taxes from continuing operations	4,425	(103)	5,578	(786)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	203,748	(172,468)	183,047	(337,610)
NET LOSS FROM DISCONTINUED OPERATIONS	—	(2,464)	(4,727)	(45,211)
NET INCOME (LOSS)	203,748	(174,932)	178,320	(382,821)
Net income (loss) from continuing operations attributable to noncontrolling interest	119,545	(107,940)	106,463	(212,190)
Net loss from discontinued operations attributable to noncontrolling interest	—	(1,629)	(2,719)	(29,182)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	84,203	(64,528)	76,584	(125,420)
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	—	(835)	(2,008)	(16,029)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$84,203	$(65,363)	$74,576	$(141,449)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
EARNINGS (LOSS) PER SHARE (Note 20)
Basic weighted average shares outstanding	9,924,671	8,772,623	9,824,171	7,980,449
Basic earnings (loss) per share from continuing operations	$8.48	$(7.36)	$7.80	$(15.72)
Basic earnings (loss) per share	$8.48	$(7.45)	$7.59	$(17.72)
Diluted weighted average shares outstanding	23,159,304	8,772,623	23,062,616	7,980,449
Diluted earnings (loss) per share from continuing operations	$7.50	$(7.36)	$6.65	$(15.72)
Diluted earnings (loss) per share	$7.50	$(7.45)	$6.47	$(17.72)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
NET INCOME (LOSS)	$203,748	$(174,932)	$178,320	$(382,821)
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	23	33	(24)	52
TOTAL COMPREHENSIVE INCOME (LOSS)	203,771	(174,899)	178,296	(382,769)
Less: Comprehensive income (loss) attributable to noncontrolling interest	119,558	(109,548)	103,730	(241,339)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$84,213	$(65,351)	$74,566	$(141,430)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at June 30, 2024	9,918,193	$1	15	$—	$951,535	$(724,010)	$(296)	13,185,961	$24,067	$251,297
Net income	—	—	—	—	—	84,203	—	—	119,545	203,748
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(100)	(100)
Equity-based compensation, net	—	—	—	—	1,516	—	—	—	—	1,516
Conversion of LLC Units for Class A Common Stock	6	—	—	—	—	—	—	(6)	—	—
Settlement of other restricted stock units (“RSUs”)	11,569	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(3,966)	—	—	—	(28)	—	—	—	—	(28)
Foreign currency translation adjustment	—	—	—	—	—	—	23	—	—	23
Balance at September 30, 2024	9,925,802	$1	15	$—	$953,023	$(639,807)	$(273)	13,185,955	$143,512	$456,456

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at June 30, 2023	8,762,791	$1	15	$—	$935,919	$(710,381)	$(254)	14,154,362	$48,450	$273,735
Net loss	—	—	—	—	—	(65,363)	—	—	(109,569)	(174,932)
Equity-based compensation, net	—	—	—	—	4,976	—	—	—	—	4,976
Conversion of LLC Units for Class A Common Stock	77	—	—	—	—	—	—	(77)	—	—
Settlement of long-term incentive plan (“LTIP”) RSUs, net	18,246	—	—	—	32	—	—	(18,246)	(33)	(1)
Settlement of other RSUs	8,246	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(11,373)	—	—	—	(202)	—	—	—	—	(202)
Foreign currency translation adjustment	—	—	—	—	—	—	33	—	—	33
Balance at September 30, 2023	8,777,987	$1	15	$—	$940,725	$(775,744)	$(221)	14,136,039	$(61,152)	$103,609

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2023	9,634,074	$1	15	$—	$946,938	$(714,383)	$(249)	13,297,081	$40,100	$272,407
Net income	—	—	—	—	—	74,576	—	—	103,744	178,320
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(100)	(100)
Equity-based compensation, net	—	—	—	—	6,880	—	—	—	—	6,880
Conversion of LLC Units for Class A Common Stock	177	—	—	—	—	—	—	(177)	—	—
Settlement of LTIP RSUs, net	110,949	—	—	—	232	—	—	(110,949)	(232)	—
Settlement of other RSUs	317,194	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(136,592)	—	—	—	(1,027)	—	—	—	—	(1,027)
Foreign currency translation adjustment	—	—	—	—	—	—	(24)	—	—	(24)
Balance at September 30, 2024	9,925,802	$1	15	$—	$953,023	$(639,807)	$(273)	13,185,955	$143,512	$456,456

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2022	6,342,335	$1	14	$—	$888,493	$(634,295)	$(273)	12,445,330	$150,915	$404,841
Net loss	—	—	—	—	—	(141,449)	—	—	(241,372)	(382,821)
Equity-based compensation, net	—	—	—	—	20,337	—	—	—	—	20,337
Conversion of LLC Units for Class A Common Stock	485	—	—	—	4	—	—	(485)	(4)	—
Settlement of LTIP RSUs, net	278,105	—	—	—	3,952	—	—	(278,105)	(3,863)	89
Settlement of other RSUs	138,527	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(155,377)	—	—	—	(2,061)	—	—	—	—	(2,061)
Issuance of shares (Note 19 - Related-Party Transactions)	2,173,912	—	—	—	30,000	—	—	—	—	30,000
Issuance of units (Note 3 - Acquisitions)	—	—	1	—	—	—	—	1,969,299	33,172	33,172
Foreign currency translation adjustment	—	—	—	—	—	—	52	—	—	52
Balance at September 30, 2023	8,777,987	$1	15	$—	$940,725	$(775,744)	$(221)	14,136,039	$(61,152)	$103,609

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Operating Activities(1)
Net income (loss)	$178,320	$(382,821)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(495,930)	372,588
Net cash used in operating activities	(317,610)	(10,233)

Investing Activities(1)
Purchases and originations of loans held for investment	(2,084,750)	(2,335,404)
Proceeds/payments received on loans held for investment	1,581,575	1,445,778
Purchases and originations of loans held for investment, subject to nonrecourse debt	(31,080)	(63,551)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	671,528	1,082,012
Proceeds on sale of mortgage servicing rights (“MSR”)	5,516	85,628
Acquisition of American Advisors Group net assets	—	(140,854)
Proceeds from sale of businesses (net of cash transferred)	3,000	71,166
Other investing activities, net	(191)	(5,444)
Net cash provided by investing activities	145,598	139,331

Financing Activities(1)
Proceeds from issuance of HMBS related obligations	1,457,360	1,553,957
Payments on HMBS related obligations	(1,622,531)	(1,433,751)
Proceeds from issuance of nonrecourse debt	813,870	1,695,339
Payments on nonrecourse debt	(630,287)	(1,378,154)
Proceeds from other financing lines of credit	4,492,107	3,530,606
Payments on other financing lines of credit	(4,366,018)	(4,133,161)
Changes in notes payable	27,047	12,340
Issuance of Class A Common Stock	—	30,000
Other financing activities, net	(3,998)	(1,148)
Net cash provided by (used in) financing activities	167,550	(123,972)

Effect of exchange rate changes on cash and cash equivalents	24	52
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,438)	5,178
Cash and cash equivalents and restricted cash, beginning of period(1)	224,801	277,436
Cash and cash equivalents and restricted cash, end of period(1)	$220,363	$282,614

Cash and cash equivalents	$44,258	$66,341
Restricted cash	176,105	216,273
Total cash and cash equivalents and restricted cash, end of period(1)	$220,363	$282,614

Supplementary Cash Flows Information
Cash paid for interest	$274,887	$210,840
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	5,424	3,685
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements comprise the financial statements of FoA and its controlled subsidiaries. The condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial condition as of September 30, 2024, its results of operations for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The Condensed Consolidated Statement of Financial Condition at December 31, 2023 was derived from audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or for the full year. The condensed consolidated financial statements, including the significant accounting policies, should be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2023 within the Company’s Annual Report on Form 10-K.
The significant accounting policies, together with the other Notes to Condensed Consolidated Financial Statements, are an integral part of the condensed consolidated financial statements. Where applicable, the significant accounting policies have been updated below for the presentation changes in the Condensed Consolidated Statements of Operations.
On July 25, 2024, the Company completed a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its shares of Class A Common Stock. FoA Equity completed a corresponding 1-for-10 reverse split of its units (“Class A LLC Units”) to maintain the 1-for-1 parity of its Class A LLC Units with the Company’s adjusted number of Class A Common Stock shares. All references in this Quarterly Report on Form 10-Q to numbers of Class A Common Stock shares, weighted average shares outstanding, earnings (loss) per share, FoA Class A Common Stock share price, and number of Class A LLC Units have been adjusted to reflect the Reverse Stock Split on a retroactive basis. As a result of the Reverse Stock Split, an immaterial amount was reclassified from Class A Common Stock to additional paid-in capital in the Condensed Consolidated Statements of Financial Condition.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates regarding loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, other loans held for investment, HMBS related obligations, and nonrecourse debt are particularly subject to change. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices, or discrete events affecting specific borrowers, and such differences could be material.
Change in Condensed Consolidated Statements of Operations Presentation
Beginning with the Company’s second quarter 2024 Form 10-Q, the Condensed Consolidated Statements of Operations presentation was changed to provide additional detail regarding the Company’s activities. The change primarily consists of disaggregating the Company’s previously reported net fair value gains (losses) on loans and related obligations caption into the currently presented captions of interest income, interest expense, net origination gains, gain on securitization of HECM tails, net, fair value changes from model amortization, and fair value changes from market inputs or model assumptions. Additionally, previously reported interest income and interest expense, which primarily represented the Company’s interest income on mortgage loans held for sale and other interest income and the Company’s interest expense associated with the Company’s other financing lines of credit, was combined with the interest income and interest expense that was previously reported within net fair value gains (losses) on loans and related obligations, excluding non-portfolio interest income and the interest expense associated with the Company’s non-funding debt, which is now reported separately as non-funding interest expense, net. As a result of the change, the Company’s previously reported revenues have been recast to reflect the updated presentation as follows:

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Reconciliation of the previously reported Condensed Consolidated Statements of Operations captions to the current presentation:

For the three months ended September 30, 2023	Total	Net fair value losses on loans and related obligations	Fee income	Loss on sale and other income from loans held for sale, net	Interest income	Interest expense
Finance of America Companies Inc. as previously reported	$(70,440)	$(53,135)	$13,201	$(6,984)	$4,443	$(27,965)

Reconciliation to current presentation:

PORTFOLIO INTEREST INCOME
Interest income	443,999	439,881	—	—	4,118	—
Interest expense	(372,459)	(352,161)	—	—	—	(20,298)
NET PORTFOLIO INTEREST INCOME	71,540	87,720	—	—	4,118	(20,298)

OTHER INCOME (EXPENSE)
Net origination gains	31,376	31,376	—	—	—	—
Gain on securitization of HECM tails, net	7,100	7,100	—	—	—	—
Fair value changes from model amortization	(56,882)	(56,882)	—	—	—	—
Fair value changes from market inputs or model assumptions	(122,449)	(122,449)	—	—	—	—
Net fair value changes on loans and related obligations	(140,855)	(140,855)	—	—	—	—
Fee income	13,201	—	13,201	—	—	—
Loss on sale and other income from loans held for sale, net	(6,984)	—	—	(6,984)	—	—
Non-funding interest expense, net	(7,342)	—	—	—	325	(7,667)
NET OTHER INCOME (EXPENSE)	(141,980)	(140,855)	13,201	(6,984)	325	(7,667)

TOTALS	$(70,440)	$(53,135)	$13,201	$(6,984)	$4,443	$(27,965)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2023	Total	Net fair value gains on loans and related obligations	Fee income	Loss on sale and other income from loans held for sale, net	Interest income	Interest expense
Finance of America Companies Inc. as previously reported	$(41,482)	$30,126	$33,377	$(23,464)	$9,734	$(91,255)

Reconciliation to current presentation:

PORTFOLIO INTEREST INCOME
Interest income	1,169,624	1,160,836	—	—	8,788	—
Interest expense	(970,428)	(902,028)	—	—	—	(68,400)
NET PORTFOLIO INTEREST INCOME	199,196	258,808	—	—	8,788	(68,400)

OTHER INCOME (EXPENSE)
Net origination gains	88,777	88,777	—	—	—	—
Gain on securitization of HECM tails, net	17,095	17,095	—	—	—	—
Fair value changes from model amortization	(162,386)	(162,386)	—	—	—	—
Fair value changes from market inputs or model assumptions	(172,168)	(172,168)	—	—	—	—
Net fair value changes on loans and related obligations	(228,682)	(228,682)	—	—	—	—
Fee income	33,377	—	33,377	—	—	—
Loss on sale and other income from loans held for sale, net	(23,464)	—	—	(23,464)	—	—
Non-funding interest expense, net	(21,909)	—	—	—	946	(22,855)
NET OTHER INCOME (EXPENSE)	(240,678)	(228,682)	33,377	(23,464)	946	(22,855)

TOTALS	$(41,482)	$30,126	$33,377	$(23,464)	$9,734	$(91,255)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounting Policy Updates for Changes in Condensed Consolidated Statements of Operations Presentation
Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value, Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value, and Loans Held for Investment, at Fair Value
The yield recognized on loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, and other loans held for investment is recorded in interest income in the Condensed Consolidated Statements of Operations and includes the recognition of interest income that is expected to be collected based on the stated interest rates of the loans. The difference between the cost basis of newly originated or acquired loans and their estimated fair value is recognized in the net origination gains component of net fair value changes on loans and related obligations in the Condensed Consolidated Statements of Operations. Certain HECM and non-agency reverse mortgage loans originated or acquired by the Company include broker compensation or correspondent fees. These premiums are remitted to the mortgage broker or correspondent lender who acted as the intermediary for the reverse mortgage. Broker compensation and correspondent fees are recorded on a net basis in net origination gains and therefore are not separately presented in the Condensed Consolidated Statements of Operations. Through the servicing of HECM loans, the Company generates tails. Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which the Company is able to subsequently pool into a security. The fair value gain recognized on the securitization of tails is recorded in gain on securitization of HECM tails, net, in the Condensed Consolidated Statements of Operations. Changes in estimated fair value are recorded in net fair value changes on loans and related obligations, with changes in fair value due to portfolio runoff and realization of modeled income and expenses being recorded in fair value changes from model amortization in the Condensed Consolidated Statements of Operations, and other fair value changes being recorded in fair value changes from market inputs or model assumptions in the Condensed Consolidated Statements of Operations.
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
Notes Payable, Net
The interest recognized on notes payable is recorded in non-funding interest expense, net, in the Condensed Consolidated Statements of Operations. The interest recognized includes the contractual interest expense based on the stated interest rates of the debt and amortization of any issuance costs, premiums, and discounts which are amortized over the outstanding life of the note using the effective interest method.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Issued Accounting Guidance, Not Yet Adopted as of September 30, 2024

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
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
The Company will adopt ASU 2023-07 beginning with our annual reporting period ending December 31, 2024 and interim periods beginning in 2025.	This ASU will result in additional disclosures related to each reportable segment, but will not have a material impact on our consolidated financial statements.

We will apply the additional disclosures retrospectively to all prior periods presented.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	In December 2023, the FASB issued ASU 2023-09 that enhances income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and by requiring disclosure of the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as disaggregated by material individual jurisdictions.	We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements, and expect to adopt this ASU for the year ending December 31, 2025.	This ASU will result in additional income tax disclosures, but the Company does not expect it will have a material impact on our consolidated financial statements.

Adoption of this ASU should be applied on a prospective basis, but retrospective application is permitted. Early adoption is permitted.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	In November 2024, the FASB issued ASU 2024-03 which is intended to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions in the income statement.	We are currently evaluating the impact that this guidance will have on the disclosures within our financial statements, and expect to adopt this ASU for the year ending December 31, 2027 and interim periods beginning in 2028.	This ASU will result in additional expense disclosures, but the Company does not expect it will have a material impact on our consolidated financial statements.

Adoption of this ASU should be applied on a prospective basis, but retrospective application is permitted. Early adoption is permitted.

3. Acquisitions
Asset Acquisition
On March 31, 2023, the Company completed the acquisition of the assets, including the retail loan originations platform, and liabilities associated with the AAG Transaction for a total purchase consideration of $215.4 million.
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
(4) The deferred equity consideration is comprised of two forms of issuable Class A LLC Units; 705,841 units with a fair value of $8.7 million that are equity classified and indemnity holdback units totaling up to 714,226 units as of the acquisition date with a fair value of $4.4 million that are liability classified. The deferred equity consideration that is liability classified is recorded in payables and other liabilities in the Condensed Consolidated Statements of Financial Condition. Refer to Note 21 - Subsequent Events for additional information on the deferred equity consideration that is equity classified.
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
The following table summarizes the major classes of assets and liabilities classified as discontinued operations as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Assets
Other assets, net	$3,827	$6,721
Liabilities
Payables and other liabilities	13,585	18,304

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the major components of net loss from discontinued operations (in thousands):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Portfolio interest income
Interest income	$—	$—	$—	$828
Interest expense	—	—	—	(970)
Net portfolio interest income (expense)	—	—	—	(142)

Other income (expense)
Net origination gains	—	—	—	308
Net fair value changes on loans and related obligations	—	—	—	308
Fee income	—	3	—	68,128
Gain on sale and other income from loans held for sale, net	—	—	—	278
Net other income (expense)	—	3	—	68,714

Total revenues	—	3	—	68,572

Expenses
Salaries, benefits, and related expenses	—	962	—	51,664
Loan production and portfolio related expenses	—	36	—	1,223
Marketing and advertising expenses	—	74	—	962
Depreciation and amortization	—	—	—	2,778
General and administrative expenses	—	1,122	1,622	55,454
Total expenses	—	2,194	1,622	112,081
Impairment of intangibles and other assets(1)	—	—	—	(4,455)
Other, net(2)	—	(261)	(3,105)	1,660
Net loss from discontinued operations before income taxes	—	(2,452)	(4,727)	(46,304)
Provision (benefit) for income taxes from discontinued operations	—	12	—	(1,093)
Net loss from discontinued operations	—	(2,464)	(4,727)	(45,211)
Net loss from discontinued operations attributable to noncontrolling interest	—	(1,629)	(2,719)	(29,182)
Net loss from discontinued operations attributable to controlling interest	$—	$(835)	$(2,008)	$(16,029)
(1) The Company evaluates the carrying value of long-lived assets, including intangible assets, fixed assets, leasehold improvements as well as right-of-use assets in operating leases when indicators of impairment exist in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. Based on the analyses, the Company recognized impairment charges in the nine months ended September 30, 2023, related to the sales of the previously reported Lender Services and Commercial Originations segments.
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 included the following material activities related to discontinued operations (in thousands):

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Gain on sale and other income from loans held for sale, net	$—	$278
Unrealized fair value changes on loans, related obligations, and derivatives	—	308
Impairment of intangibles and other assets	—	4,455
Depreciation and amortization	—	2,778
Acquisition of fixed assets	—	1,815

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
Consolidated VIEs
FAR
FAR securitizes certain of its interests in HECM buyouts and non-agency reverse mortgage loans. The transactions provide investors with the ability to invest in a pool of reverse mortgage loans secured by residential properties. The transactions provide FAR with access to liquidity for these assets, ongoing servicing fees, and potential residual returns. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying reverse mortgage loans, which serve as collateral for the debt. The securitizations are callable at or following the optional redemption date as defined in the respective indenture agreements. In 2024, the Company entered into a financing agreement which was structured as a securitization. The special purpose entity created for the purposes of the financing is a VIE which the Company has consolidated, as the Company is the primary beneficiary. The non-agency loans included in this securitization are recorded in loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition and the associated debt is recorded in other financing lines of credit in the Condensed Consolidated Statements of Financial Condition.
During the three and nine months ended September 30, 2024, the Company redeemed outstanding securitized notes related to certain non-agency reverse product securitizations. As part of the redemptions, the Company paid off notes with outstanding principal balances of $382.9 million and $1,188.0 million, respectively. The notes were paid off at par.
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
During the nine months ended September 30, 2024, the Company redeemed outstanding securitized notes related to certain commercial mortgage securitizations. As part of the redemptions, the Company paid off notes with outstanding principal balances of $45.6 million. The notes were paid off at par.

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
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for both the three and nine months ended September 30, 2024 or 2023.
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Condensed Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	September 30, 2024	December 31, 2023
ASSETS
Restricted cash	$167,399	$168,010
Loans held for investment, subject to nonrecourse debt, at fair value	8,712,720	7,881,566
Loans held for investment, at fair value	222,609	—
Other assets, net	54,817	68,178
TOTAL ASSETS	$9,157,545	$8,117,754

LIABILITIES
Nonrecourse debt, at fair value	$8,523,744	$7,859,065
Other financing lines of credit	174,874	—
Payables and other liabilities	904	546
TOTAL VIE LIABILITIES	8,699,522	7,859,611
Retained bonds and beneficial interests eliminated in consolidation	(352,557)	(327,653)
TOTAL CONSOLIDATED LIABILITIES	$8,346,965	$7,531,958
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
The tables below present a summary of the unconsolidated VIEs for which the Company holds variable interests (in thousands):

	September 30, 2024
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$48,190	$—	$48,190	$959,667
Transfers of loans - secured borrowing
Loans and nonrecourse liability	390,049	370,442	19,607	390,049
TOTAL	$438,239	$370,442	$67,797	$1,349,716

	December 31, 2023
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$50,774	$—	$50,774	$1,008,152
Transfers of loans - secured borrowing
Loans and nonrecourse liability	389,557	368,343	21,214	389,557
TOTAL	$440,331	$368,343	$71,988	$1,397,709
As of September 30, 2024 and December 31, 2023, there were $0.5 million and $0.7 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due.

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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
All aspects of nonperformance risk, including the Company’s own credit standing, are considered when measuring the fair value of a liability.
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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers into or out of Level 3 within the fair value hierarchy during the three and nine months ended September 30, 2024 and 2023.
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
Assets
Loans held for investment, subject to HMBS related obligations(1)
HECM loans - securitized into Ginnie Mae HMBS
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio using weighted average remaining life (“WAL”), conditional prepayment rate (“CPR”), loss frequency, loss severity, borrower draw, and discount rate assumptions.
Level 3
Loans held for investment, subject to nonrecourse debt(1)
Non-agency reverse mortgage loans - securitized
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using WAL, loan-to-value (“LTV”), CPR, loss severity, home price appreciation (“HPA”), and discount rate assumptions.
Level 3
HECM buyouts - securitized (performing)	These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using WAL, CPR, loss severity, and discount rate assumptions.	Level 3
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

Loans held for investment
Non-agency reverse mortgage loans	The Company values non-agency reverse mortgage loans utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio. The primary assumptions utilized in valuing the loans include WAL, LTV, CPR, loss severity, HPA, and discount rate.	Level 3
Inventory buyouts	The fair value of repurchased loans is based on expected cash proceeds of the liquidation of the underlying properties and expected claim proceeds from HUD. The primary assumptions utilized in valuing nonperforming repurchased loans include CPR, loss frequency, loss severity, and discount rate.

	Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution, including assignments to FHA. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and, as servicer, the Company is exposed to losses upon resolution of the loan.	Level 3
Commercial mortgage loans	This product is valued using a DCF model with SMM, discount rate, and constant default rate (“CDR”) assumptions.	Level 3
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
MSR
The Company valued MSR internally through a DCF analysis and calculated using a pricing model. This pricing model is based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions such as discount rate and weighted average CPR. There were no MSR at September 30, 2024 and the range and weighted average of the unobservable inputs of MSR were not meaningful at December 31, 2023.
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
Level 3
Tax Receivable Agreements (“TRA”) obligation	The fair value is derived through the use of a DCF model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3

	September 30, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
WAL (in years)	NM	3.3	NM	3.4
CPR	NM	20.2%	NM	20.1%
Loss frequency	NM	4.6%	NM	4.5%
Loss severity	3.5% - 15.0%	3.5%	3.4% - 12.9%	3.5%
Discount rate	NM	4.6%	NM	5.0%
Average draw rate	NM	1.1%	NM	1.1%
Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	9.8	NM	9.7
LTV	0.0% - 97.2%	46.5%	0.0% - 79.6%	45.9%
CPR	NM	15.0%	NM	14.7%
Loss severity	NM	10.0%	NM	10.0%
HPA	(5.2)% - 8.6%	3.6%	(9.8)% - 7.6%	3.3%
Discount rate	NM	6.5%	NM	6.9%
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.1	NM	7.4
CPR	NM	15.4%	NM	15.1%
Loss severity	3.5% - 15.0%	5.6%	3.4% - 12.8%	6.9%
Discount rate	NM	7.4%	NM	8.2%
HECM buyouts - securitized (nonperforming)
CPR	NM	40.8%	NM	39.8%
Loss frequency	23.1% - 100.0%	48.0%	23.1% - 100.0%	51.0%
Loss severity	3.5% - 15.0%	6.2%	3.4% - 12.8%	6.4%
Discount rate	NM	7.8%	NM	8.6%
Commercial mortgage loans - securitized
SMM	NM	8.3%	NM	10.7%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Discount rate	NM	19.5%	NM	16.5%
Loss rate	NM	8.1%	NM	1.0%
Loans held for investment:
Non-agency reverse mortgage loans
WAL (in years)	NM	9.2	NM	12.1
LTV	0.6% - 68.1%	35.6%	3.9% - 53.8%	33.8%
CPR	NM	17.5%	NM	14.4%
Loss severity	NM	10.0%	NM	10.0%
HPA	(5.2)% - 7.8%	3.4%	(9.8)% - 7.6%	3.1%
Discount rate	NM	6.5%	NM	6.9%
Inventory buyouts
CPR	NM	41.4%	NM	41.5%
Loss frequency	NM	43.5%	NM	48.2%
Loss severity	3.5% - 15.0%	5.6%	3.4% - 12.8%	5.1%
Discount rate	NM	7.8%	NM	8.6%
Commercial mortgage loans
SMM	NM	—%	NM	73.6%
CDR	NM	9.2%	NM	25.6%
Discount rate	8.7% - 12.4%	8.7%	9.6% - 20.0%	13.2%
Other assets:
Retained bonds
WAL (in years)	2.2 - 22.8	4.8	2.3 - 23.4	4.9
Discount rate	(1.4)% - 13.0%	6.8%	(31.2)% - 12.3%	6.7%

Liabilities
HMBS related obligations
CPR	NM	23.6%	NM	23.8%
Discount rate	NM	4.5%	NM	5.0%
Nonrecourse debt:
Reverse mortgage loans:
Securitized non-agency reverse
WAL (in years)	0.1 - 11.0	3.2	0.8 - 11.2	4.5
CPR	11.6% - 64.5%	17.4%	10.6% - 22.3%	14.7%
Discount rate	NM	6.3%	NM	7.0%
Performing/Nonperforming HECM securitizations
WAL (in years)	NM	0.2	NM	0.9
CPR	34.7% - 35.2%	35.0%	21.5% - 22.3%	21.9%
Discount rate	NM	9.9%	NM	10.0%
Nonrecourse commercial loan financing liability
WAL (in months)	NM	3.7	NM	1.8
Weighted average SMM	NM	18.5%	NM	33.3%
Discount rate	NM	8.4%	NM	9.1%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Deferred purchase price liabilities
TRA obligation
Discount rate	NM	34.8%	NM	33.0%

Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$18,521,337	$—	$—	$18,521,337
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	9,063,459	—	—	9,063,459
Commercial mortgage loans	33,910	—	—	33,910
Loans held for investment:
Reverse mortgage loans	702,858	—	—	702,858
Commercial mortgage loans	498	—	—	498
Other assets:
Retained bonds	42,777	—	—	42,777
Loans held for sale - residential mortgage loans	1,151	—	1,151	—
Total assets	$28,365,990	$—	$1,151	$28,364,839

Liabilities
HMBS related obligations	$18,292,043	$—	$—	$18,292,043
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	8,528,429	—	—	8,528,429
Nonrecourse commercial loan financing liability	8,690	—	—	8,690
Deferred purchase price liabilities:
Deferred purchase price liabilities	5,501	—	—	5,501
TRA obligation	3,934	—	—	3,934
Total liabilities	$26,838,597	$—	$—	$26,838,597

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$17,548,763	$—	$—	$17,548,763
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,138,403	—	—	8,138,403
Commercial mortgage loans	133,990	—	—	133,990
Loans held for investment:
Reverse mortgage loans	574,271	—	—	574,271
Commercial mortgage loans	957	—	—	957
Other assets:
Retained bonds	44,297	—	—	44,297
Loans held for sale - residential mortgage loans	4,246	—	4,246	—
MSR	6,436	—	—	6,436
Loan purchase commitments	630	—	630	—
Total assets	$26,451,993	$—	$4,876	$26,447,117

Liabilities
HMBS related obligations	$17,353,720	$—	$—	$17,353,720
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,876,932	—	—	7,876,932
Nonrecourse commercial loan financing liability	27,268	—	—	27,268
Deferred purchase price liabilities:
Deferred purchase price liabilities	4,318	—	—	4,318
TRA obligation	4,537	—	—	4,537
Warrant liability	1,150	1,150	—	—
Total liabilities	$25,267,925	$1,150	$—	$25,266,775

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Assets
Three months ended September 30, 2024	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Retained bonds
Beginning balance	$18,873,818	$8,418,195	$41,893
Total gain included in earnings	487,239	483,014	1,976
Purchases, settlements, and transfers:
Purchases and additions	718,300	8,844	—
Sales and settlements	(494,834)	(177,675)	(1,092)
Transfers in (out) between categories	(359,830)	364,991	—
Ending balance	$19,224,693	$9,097,369	$42,777

	Liabilities
Three months ended September 30, 2024	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(17,980,232)	$(8,038,866)	$(11,842)	$(1,834)	$(3,703)
Total loss included in earnings	(409,485)	(249,488)	(2,413)	(3,667)	(231)
Purchases, settlements, and transfers:
Purchases and additions	(485,434)	(425,667)	—	—	—
Settlements	583,108	185,592	5,565	—	—
Ending balance	$(18,292,043)	$(8,528,429)	$(8,690)	$(5,501)	$(3,934)

	Assets
Nine months ended September 30, 2024	Loans held for investment	Loans held for investment, subject to nonrecourse debt	MSR	Retained bonds
Beginning balance	$18,123,991	$8,272,393	$6,436	$44,297
Total gain (loss) included in earnings	1,381,038	669,093	(920)	1,063
Purchases, settlements, and transfers:
Purchases and additions	2,084,750	31,080	—	—
Sales and settlements	(1,581,575)	(671,528)	(5,516)	(2,583)
Transfers in (out) between categories	(783,511)	796,331	—	—
Ending balance	$19,224,693	$9,097,369	$—	$42,777

	Liabilities
Nine months ended September 30, 2024	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(17,353,720)	$(7,876,932)	$(27,268)	$(4,318)	$(4,537)
Total gain (loss) included in earnings	(1,103,494)	(455,674)	6,338	(1,320)	603
Purchases, settlements, and transfers:
Purchases and additions	(1,457,360)	(813,870)	—	—	—
Settlements	1,622,531	618,047	12,240	137	—
Ending balance	$(18,292,043)	$(8,528,429)	$(8,690)	$(5,501)	$(3,934)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Assets
Three months ended September 30, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds
Beginning balance	$17,568,751	$7,928,414	$10,695	$9,456	$45,570
Total gain (loss) included in earnings	245,104	(66,140)	1,146	87	(1,778)
Purchases, settlements, and transfers:
Purchases and additions	758,193	16,045	—	—	—
Sales and settlements	(546,046)	(344,162)	(8,450)	(1,599)	(941)
Transfers in (out) between categories	(373,131)	378,602	1	—	—
Ending balance	$17,652,871	$7,912,759	$3,392	$7,944	$42,851

	Liabilities
Three months ended September 30, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation	Sale commitments
Beginning balance	$(16,665,535)	$(7,737,529)	$(59,016)	$(4,042)	$(1,097)	$—
Total gain (loss) included in earnings	(226,421)	(7,301)	28	(621)	92	(1,095)
Purchases, settlements, and transfers:
Purchases and additions	(632,568)	(448,394)	—	—	—	—
Settlements	546,356	413,027	26,615	—	—	—
Ending balance	$(16,978,168)	$(7,780,197)	$(32,373)	$(4,663)	$(1,005)	$(1,095)

	Assets
Nine months ended September 30, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Purchase commitments
Beginning balance	$12,022,098	$7,454,638	$161,861	$95,096	$46,439	$9,356
Total gain (loss) included in earnings	649,691	12,648	(205)	(1,074)	(1,357)	—
Purchases, settlements, and transfers:
Purchases and additions	7,922,385	63,550	40,468	405	—	—
Sales and settlements	(1,441,502)	(1,083,919)	(215,847)	(86,483)	(2,231)	(9,356)
Transfers in (out) between categories	(1,499,801)	1,465,842	17,115	—	—	—
Ending balance	$17,652,871	$7,912,759	$3,392	$7,944	$42,851	$—

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Liabilities
Nine months ended September 30, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	Deferred purchase price liabilities	TRA obligation	Sale commitments
Beginning balance	$(10,996,755)	$(7,175,857)	$(106,758)	$(60,562)	$(137)	$(3,781)	$—
Total gain (loss) included in earnings	(506,834)	(149,481)	21	748	(621)	2,776	(1,095)
Purchases, settlements, and transfers:
Purchases and additions	(6,908,330)	(1,555,155)	(27,565)	—	(3,905)	—	—
Settlements	1,433,751	1,100,296	101,929	59,814	—	—	—
Ending balance	$(16,978,168)	$(7,780,197)	$(32,373)	$—	$(4,663)	$(1,005)	$(1,095)

Fair Value Option
The Company has elected to measure its loans held for investment, loans held for sale, HMBS related obligations, and nonrecourse debt at fair value under the fair value option. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company’s operational and risk management strategies. Presented in the tables below are the fair value and the unpaid principal balance (“UPB”), at September 30, 2024 and December 31, 2023, of financial assets and liabilities for which the Company has elected the fair value option (in thousands):

September 30, 2024	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$18,521,337	$17,493,824
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	9,063,459	8,783,102
Commercial mortgage loans	33,910	43,653
Loans held for investment:
Reverse mortgage loans	702,858	648,344
Commercial mortgage loans	498	702
Other assets:
Loans held for sale - residential mortgage loans	1,151	1,487
Liabilities at fair value under the fair value option
HMBS related obligations	18,292,043	17,493,824
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	8,528,429	8,847,008
Nonrecourse commercial loan financing liability	8,690	14,075

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2023	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$17,548,763	$16,875,437
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,138,403	8,257,750
Commercial mortgage loans	133,990	136,622
Loans held for investment:
Reverse mortgage loans	574,271	558,577
Commercial mortgage loans	957	1,044
Other assets:
Loans held for sale - residential mortgage loans	4,246	9,247
Liabilities at fair value under the fair value option
HMBS related obligations	17,353,720	16,875,437
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,876,932	8,429,135
Nonrecourse commercial loan financing liability	27,268	26,661

Fair Value of Other Financial Instruments
As of September 30, 2024 and December 31, 2023, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of notes payable, net. Notes payable, net, includes our 7.875% Senior Notes due 2025 (the “2025 Unsecured Notes”) and related-party credit lines, recorded at the carrying value of $435.7 million and $410.9 million as of September 30, 2024 and December 31, 2023, respectively, and have a fair value of $376.8 million and $345.6 million as of September 30, 2024 and December 31, 2023, respectively. The fair value for notes payable, net, was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input. Refer to Note 21 - Subsequent Events for additional information on the 2025 Unsecured Notes. For other financial instruments that were not recorded at fair value, such as cash and cash equivalents including restricted cash, promissory notes receivable, and other financing lines of credit, the carrying value approximates fair value due to the short-term nature of such instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 3 inputs, with the exception of cash and cash equivalents, including restricted cash, which are Level 1 inputs.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Reverse Mortgage Portfolio Composition
The table below summarizes the composition and the outstanding UPB of the reverse mortgage loan portfolio serviced by the Company (in thousands):

	September 30, 2024	December 31, 2023
Reverse mortgage loans:
Reverse mortgage loans held for investment, subject to HMBS related obligations	$17,493,824	$16,875,437

Reverse mortgage loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgages	8,236,314	7,631,601
Performing HECM buyouts	201,406	216,184
Nonperforming HECM buyouts	345,382	409,965
Total reverse mortgage loans held for investment, subject to nonrecourse debt	8,783,102	8,257,750

Reverse mortgage loans held for investment:
Non-agency reverse mortgages	352,308	241,424
HECM loans not securitized(1)	98,916	101,820
Unpoolable HECM loans(2)	184,738	203,957
Unpoolable HECM tails	12,382	11,376
Total reverse mortgage loans held for investment	648,344	558,577

Total owned reverse mortgage portfolio	26,925,270	25,691,764
Loans reclassified as government guaranteed receivable	54,270	94,636
Loans serviced for others	141,267	164,742
Total serviced reverse mortgage loan portfolio	$27,120,807	$25,951,142
(1) Loans not securitized primarily represent newly originated loans and poolable tails.
(2) Unpoolable loans primarily represent loans that have reached 98% of their maximum claim amount (“MCA”).

The table below summarizes the reverse mortgage portfolio owned by the Company by product type (in thousands):

	September 30, 2024	December 31, 2023
Adjustable rate loans	$19,682,414	$18,874,588
Fixed rate loans	7,242,856	6,817,176
Total owned reverse mortgage portfolio	$26,925,270	$25,691,764

As of September 30, 2024 and December 31, 2023, there were $460.5 million and $478.8 million, respectively, of foreclosure proceedings in process, which are included in loans held for investment, subject to HMBS related obligations, at fair value, loans held for investment, subject to nonrecourse debt, at fair value, or loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition, and $37.1 million and $46.2 million, respectively, of foreclosure proceedings in process, which are included in loans serviced for others in the table above.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Loans, at Fair Value
Loans held for investment and held for sale consisted of the following (in thousands):

September 30, 2024	Unpaid Principal Balance	Fair Value Adjustments	Estimated Fair Value
Loans held for investment, subject to HMBS related obligations	$17,493,824	$1,027,513	$18,521,337

Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,783,102	280,357	9,063,459
Commercial mortgage loans	43,653	(9,743)	33,910
Total loans held for investment, subject to nonrecourse debt	8,826,755	270,614	9,097,369

Loans held for investment(1):
Reverse mortgage loans	648,344	54,514	702,858
Commercial mortgage loans	702	(204)	498
Total loans held for investment	649,046	54,310	703,356

Other assets:
Loans held for sale - residential mortgage loans	1,487	(336)	1,151

Total loan portfolio	$26,971,112	$1,352,101	$28,323,213
(1) As of September 30, 2024, there was $607.1 million in UPB in loans held for investment pledged as collateral for financing lines of credit.

December 31, 2023	Unpaid Principal Balance	Fair Value Adjustments	Estimated Fair Value
Loans held for investment, subject to HMBS related obligations	$16,875,437	$673,326	$17,548,763

Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,257,750	(119,347)	8,138,403
Commercial mortgage loans	136,622	(2,632)	133,990
Total loans held for investment, subject to nonrecourse debt	8,394,372	(121,979)	8,272,393

Loans held for investment(1):
Reverse mortgage loans	558,577	15,694	574,271
Commercial mortgage loans	1,044	(87)	957
Total loans held for investment	559,621	15,607	575,228

Other assets:
Loans held for sale - residential mortgage loans	9,247	(5,001)	4,246

Total loan portfolio	$25,838,677	$561,953	$26,400,630

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
The tables below show the total amount of loans held for investment and held for sale that were greater than 90 days past due and on non-accrual status (in thousands):

September 30, 2024	Unpaid Principal Balance	Estimated Fair Value	Difference
Loans held for investment, subject to nonrecourse debt:
Commercial mortgage loans	$26,995	$22,687	$(4,308)

Loans held for investment:
Commercial mortgage loans	702	498	(204)

Other assets:
Loans held for sale - residential mortgage loans	459	368	(91)

Total loans 90 days or more past due and on non-accrual status	$28,156	$23,553	$(4,603)

December 31, 2023	Unpaid Principal Balance	Estimated Fair Value	Difference
Loans held for investment, subject to nonrecourse debt:
Commercial mortgage loans	$34,115	$31,244	$(2,871)

Other assets:
Loans held for sale - residential mortgage loans	4,324	428	(3,896)

Total loans 90 days or more past due and on non-accrual status	$38,439	$31,672	$(6,767)

The table below shows a reconciliation of the changes in loans held for sale (in thousands):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Beginning balance	$1,154	$53,500	$4,246	$173,984
Originations/purchases/repurchases	4,711	55,656	7,574	180,983
Proceeds from sales	(4,714)	(80,016)	(10,971)	(346,026)
Net transfers related to loans held for sale	—	—	—	15,580
Net transfers related to discontinued operations	—	—	—	12,525
Gain (loss) on loans held for sale, net	—	(6,710)	302	(23,056)
Net fair value changes on loans held for sale	—	1,526	—	9,966
Ending balance	$1,151	$23,956	$1,151	$23,956

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
9. HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Ginnie Mae loan pools - UPB	$17,493,824	$16,875,437
Fair value adjustments	798,219	478,283
Total HMBS related obligations, at fair value	$18,292,043	$17,353,720

WAL (in years)	4.1	4.1
Weighted average interest rate	6.6%	6.6%

The Company was servicing 2,767 and 2,552 Ginnie Mae loan pools at September 30, 2024 and December 31, 2023, respectively.

10. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date	Interest Rate	Original Issue Amount	September 30, 2024	December 31, 2023
Securitization of non-agency reverse loans	May 2018 - July 2024	May 2050 - July 2074	1.25% - 4.50%	$9,808,631	$7,923,846	$7,331,305
Securitization of performing/nonperforming HECM loans	February 2022 - August 2022	February 2032 - August 2032	2.69% - 9.32%	1,084,935	545,604	672,911
Securitization of commercial loans(1)	May 2024	May 2026	9.49%	$39,016	21,190	83,237
Total consolidated VIE nonrecourse debt UPB					8,490,640	8,087,453
Nonrecourse reverse loan financing liability(2)					356,368	341,682
Nonrecourse commercial loan financing liability(3)					14,075	26,661
Fair value adjustments					(323,964)	(551,596)
Total nonrecourse debt, at fair value					$8,537,119	$7,904,200
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of September 30, 2024, estimated maturities for nonrecourse debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
Remainder of 2024	$1,038,778
2025	1,748,081
2026	3,163,819
2027	1,278,214
2028	163,854
Thereafter	1,468,337
Total payments on nonrecourse debt	$8,861,083

11. Other Financing Lines of Credit
The following summarizes the components of other financing lines of credit (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	September 30, 2024	December 31, 2023
Reverse Lines:
November 2024(2) - October 2026	Secured Overnight Financing Rate (“SOFR”) + applicable margin	First Lien Mortgages	$995,000	$576,475	$432,918
Various(3)	Bond accrual rate/SOFR + applicable margin	Mortgage Related Assets	368,966	345,040	344,367
October 2027	SOFR + applicable margin	HECM MSR	70,000	69,231	69,231
October 2025	SOFR + applicable margin	Unsecuritized Tails	40,000	29,484	23,620
Subtotal reverse lines of credit			1,473,966	1,020,230	870,136
Mortgage Lines:
Various(3)	Bond accrual rate + applicable margin	Mortgage Related Assets	34,338	34,338	36,208
N/A	N/A	First Lien Mortgages	—	—	2,135
Subtotal mortgage lines of credit			34,338	34,338	38,343
Commercial Lines:
N/A	N/A	Mortgage Related Assets	—	—	20,000
Total other financing lines of credit			$1,508,304	$1,054,568	$928,479
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of September 30, 2024. The lines of credit with no capacity are terminated as of September 30, 2024.
(2)The other financing line of credit with a maturity date in November 2024 has been renewed subsequent to September 30, 2024.
(3)These lines of credit are tied to the maturity date of the underlying mortgage related assets that have been pledged as collateral.

As of September 30, 2024 and December 31, 2023, the weighted average outstanding interest rates on outstanding financing lines of credit of the Company were 7.61% and 6.90%, respectively.
The Company’s financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability.
As of September 30, 2024, the Company was in compliance with all of its financial covenants related to required liquidity reserves, debt service coverage ratio, tangible net worth amounts, and required profitability.

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
As of September 30, 2024, the maximum allowable distributions available to the Company based on the most restrictive of such financial covenant ratios is presented in the table below (in thousands, except for ratios):

Financial Covenants	Requirement	September 30, 2024	Maximum Allowable Distribution(1)
FAR
Adjusted Tangible Net Worth	$250,000	$709,055	$459,055
Liquidity	40,000	42,541	2,541
Leverage Ratio	6:1	2.0:1	469,316
FAH
Adjusted Tangible Net Worth	$200,000	$696,386	$496,386
Liquidity	40,000	44,620	4,620
Leverage Ratio	10:1	2.3:1	533,677
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Payables and Other Liabilities
Payables and other liabilities related to continuing operations consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued and other liabilities	$95,388	$94,468
Lease liabilities	29,178	31,250
Ginnie Mae reverse mortgage buyout payable	15,161	67,991
Deferred purchase price liabilities(1)	11,105	12,780
Accrued compensation expense	10,037	13,080
Total payables and other liabilities	$160,869	$219,569
(1) As of September 30, 2024 and December 31, 2023, the Company had deferred purchase price liabilities of $7.2 million and $8.1 million, respectively, related to the closing of the AAG Transaction. Refer to Note 3 - Acquisitions for additional detail.

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
As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and reasonably estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company establishes an accrued liability and records a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain matters, the Company may determine that a loss is not probable but is reasonably possible or may consider a loss to be probable but cannot calculate a precise estimate of losses. For these matters, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. Based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows in a future period.
The Company is a defendant in three representative lawsuits alleging violations of the California Labor Code and brought pursuant to the California Private Attorneys General Act (“PAGA”). The cases have been coordinated. On November 4, 2022, the court ordered that each of the plaintiffs’ individual PAGA claims must be arbitrated and that their representative PAGA claims will be stayed pending a ruling by the California Supreme Court in the third-party case Adolph v. Uber Technologies, Inc. On July 17, 2023, the California Supreme Court issued its decision in Adolph, ruling that an order compelling arbitration of individual claims does not strip the plaintiff of standing to litigate the representative portion of the PAGA claim. The Company has settled two of the three individual arbitration claims for a de minimis amount and is in different stages of the remaining individual arbitration claim and the representative PAGA claims. Generally, the representative PAGA claims remain stayed until the individual claims are resolved. Due to the unpredictable nature of litigation generally, and the wide discretion afforded the Court in awarding civil penalties in PAGA actions, the outcome of these matters cannot be presently determined, and a range of possible losses cannot be reasonably estimated. Although the actions are being vigorously defended, the Company could, in the future, incur judgments or enter into settlements of claims that could have a negative effect on its results of operations in any particular period.
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $0.7 million and $2.8 million for the three and nine months ended September 30, 2024, respectively, and

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
$0.5 million and $2.6 million for the three and nine months ended September 30, 2023, respectively. These expenses are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

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
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were $4.6 billion and $4.5 billion as of September 30, 2024 and December 31, 2023, respectively. The outstanding unfunded commitments available to borrowers related to commercial mortgage loans were $6.8 million as of September 30, 2024 compared to $21.4 million as of December 31, 2023. This additional borrowing capacity is primarily in the form of undrawn lines of credit.
The Company also has commitments to purchase loans totaling $1.9 million as of September 30, 2024, compared to $4.7 million as of December 31, 2023.
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

15. Income Taxes
The Company’s effective tax rate on continuing operations for the three and nine months ended September 30, 2024 and 2023 differs from the U.S. federal statutory rate primarily due to anticipated state statutory income tax rates, the projected mix of earnings or loss attributable to the noncontrolling interest, the impact of discrete tax items, and changes in the valuation allowance against net deferred tax assets.
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
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. As of September 30, 2024, due to current year operating results and forecasted taxable income or losses, management has maintained their assessment that the existing taxable temporary differences that will reverse through the course of ordinary business will not more-likely-than-not generate sufficient taxable income to utilize the current attributes. Therefore, a valuation allowance for the deferred tax asset in excess of deferred tax liabilities has been maintained. Management also determined that the future sources of taxable income from reversing temporary differences that comprise the investment in FoA Equity deferred tax liability would only be fully realized until sale of FoA’s interest in FoA Equity. Accordingly, the deferred tax liability from investment in FoA Equity has been treated as an indefinite-lived intangible and is limited by the federal net operating loss utilization rules.
Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2019 or prior.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
16. Interest Income and Interest Expense
Interest income and interest expense from continuing operations consisted of the following (in thousands):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest income:
Interest income on mortgage loans(1)	$486,349	$439,881	$1,420,634	$1,160,836
Other interest income	3,551	4,118	11,336	8,788
Total portfolio interest income	489,900	443,999	1,431,970	1,169,624

Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(406,473)	(352,161)	(1,173,713)	(902,028)
Interest expense on other financing lines of credit	(20,366)	(20,298)	(59,548)	(68,400)
Total portfolio interest expense	(426,839)	(372,459)	(1,233,261)	(970,428)
Net portfolio interest income	63,061	71,540	198,709	199,196

Non-portfolio interest income	789	325	1,448	946
Non-funding interest expense	(10,008)	(7,667)	(28,087)	(22,855)
Non-funding interest expense, net	(9,219)	(7,342)	(26,639)	(21,909)

Net interest income	$53,842	$64,198	$172,070	$177,287
(1) Amounts include interest income and expense on all loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, other loans held for investment, HMBS related obligations, and nonrecourse debt.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
17. Business Segment Reporting
The following tables are a presentation of financial information by segment (in thousands):

	For the three months ended September 30, 2024
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$489,900	$489,900	$—	$—	$489,900
Interest expense	—	(426,839)	(426,839)	—	—	(426,839)
Net portfolio interest income	—	63,061	63,061	—	—	63,061

Other income (expense)
Net origination gains	57,216	—	57,216	—	—	57,216
Gain on securitization of HECM tails, net	—	10,560	10,560	—	—	10,560
Fair value changes from model amortization	—	(43,753)	(43,753)	—	—	(43,753)
Fair value changes from market inputs or model assumptions	—	204,154	204,154	—	—	204,154
Net fair value changes on loans and related obligations	57,216	170,961	228,177	—	—	228,177
Fee income	7,247	930	8,177	—	(123)	8,054
Non-funding interest expense, net	—	—	—	(9,219)	—	(9,219)
Net other income (expense)	64,463	171,891	236,354	(9,219)	(123)	227,012

Total revenues	64,463	234,952	299,415	(9,219)	(123)	290,073

Total expenses	48,529	18,388	66,917	13,514	(123)	80,308
Other, net	—	—	—	(1,592)	—	(1,592)
Net income (loss) before taxes	$15,934	$216,564	$232,498	$(24,325)	$—	$208,173

Depreciation and amortization	$9,424	$41	$9,465	$312	$—	$9,777
Total assets	$288,556	$28,658,666	$28,947,222	$1,397,698	$(1,398,363)	$28,946,557

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended September 30, 2023
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$443,999	$443,999	$—	$—	$443,999
Interest expense	—	(372,459)	(372,459)	—	—	(372,459)
Net portfolio interest income	—	71,540	71,540	—	—	71,540

Other income (expense)
Net origination gains	31,376	—	31,376	—	—	31,376
Gain on securitization of HECM tails, net	—	7,100	7,100	—	—	7,100
Fair value changes from model amortization	—	(56,882)	(56,882)	—	—	(56,882)
Fair value changes from market inputs or model assumptions	—	(122,449)	(122,449)	—	—	(122,449)
Net fair value changes on loans and related obligations	31,376	(172,231)	(140,855)	—	—	(140,855)
Fee income	10,983	2,473	13,456	1,354	(1,609)	13,201
Loss on sale and other income from loans held for sale, net	(2,212)	(4,772)	(6,984)	—	—	(6,984)
Non-funding interest expense, net	—	—	—	(7,342)	—	(7,342)
Net other income (expense)	40,147	(174,530)	(134,383)	(5,988)	(1,609)	(141,980)

Total revenues	40,147	(102,990)	(62,843)	(5,988)	(1,609)	(70,440)

Total expenses	60,034	21,490	81,524	25,511	(1,609)	105,426
Impairment of other assets	—	—	—	(558)	—	(558)
Other, net	16	—	16	3,837	—	3,853
Net loss before taxes	$(19,871)	$(124,480)	$(144,351)	$(28,220)	$—	$(172,571)

Depreciation and amortization	$9,503	$30	$9,533	$421	$—	$9,954
Total assets	$309,534	$26,022,716	$26,332,250	$1,510,951	$(1,454,095)	$26,389,106

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the nine months ended September 30, 2024
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$1,431,970	$1,431,970	$—	$—	$1,431,970
Interest expense	—	(1,233,261)	(1,233,261)	—	—	(1,233,261)
Net portfolio interest income	—	198,709	198,709	—	—	198,709

Other income (expense)
Net origination gains	137,133	—	137,133	—	—	137,133
Gain on securitization of HECM tails, net	—	32,317	32,317	—	—	32,317
Fair value changes from model amortization	—	(149,174)	(149,174)	—	—	(149,174)
Fair value changes from market inputs or model assumptions	—	228,976	228,976	—	—	228,976
Net fair value changes on loans and related obligations	137,133	112,119	249,252	—	—	249,252
Fee income	20,269	2,270	22,539	—	(369)	22,170
Gain (loss) on sale and other income from loans held for sale, net	(76)	378	302	—	—	302
Non-funding interest expense, net	—	—	—	(26,639)	—	(26,639)
Net other income (expense)	157,326	114,767	272,093	(26,639)	(369)	245,085

Total revenues	157,326	313,476	470,802	(26,639)	(369)	443,794

Total expenses	146,774	60,903	207,677	49,362	(369)	256,670
Impairment of other assets	—	—	—	(600)	—	(600)
Other, net	(174)	—	(174)	2,275	—	2,101
Net income (loss) before taxes	$10,378	$252,573	$262,951	$(74,326)	$—	$188,625

Depreciation and amortization	$28,338	$64	$28,402	$806	$—	$29,208
Total assets	$288,556	$28,658,666	$28,947,222	$1,397,698	$(1,398,363)	$28,946,557

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the nine months ended September 30, 2023
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$1,169,624	$1,169,624	$—	$—	$1,169,624
Interest expense	—	(970,428)	(970,428)	—	—	(970,428)
Net portfolio interest income	—	199,196	199,196	—	—	199,196

Other income (expense)
Net origination gains	88,777	—	88,777	—	—	88,777
Gain on securitization of HECM tails, net	—	17,095	17,095	—	—	17,095
Fair value changes from model amortization	—	(162,386)	(162,386)	—	—	(162,386)
Fair value changes from market inputs or model assumptions	—	(172,168)	(172,168)	—	—	(172,168)
Net fair value changes on loans and related obligations	88,777	(317,459)	(228,682)	—	—	(228,682)
Fee income	24,236	10,914	35,150	6,352	(8,125)	33,377
Loss on sale and other income from loans held for sale, net	(5,789)	(17,675)	(23,464)	—	—	(23,464)
Non-funding interest expense, net	—	—	—	(21,909)	—	(21,909)
Net other income (expense)	107,224	(324,220)	(216,996)	(15,557)	(8,125)	(240,678)

Total revenues	107,224	(125,024)	(17,800)	(15,557)	(8,125)	(41,482)

Total expenses	154,325	68,407	222,732	84,601	(8,125)	299,208
Impairment of other assets	—	—	—	(558)	—	(558)
Other, net	75	—	75	2,777	—	2,852
Net loss before taxes	$(47,026)	$(193,431)	$(240,457)	$(97,939)	$—	$(338,396)

Depreciation and amortization	$31,057	$78	$31,135	$1,296	$—	$32,431
Total assets	$309,534	$26,022,716	$26,332,250	$1,510,951	$(1,454,095)	$26,389,106

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
As of September 30, 2024, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $180.9 million as of September 30, 2024. FAR’s actual net worth calculated based on Ginnie Mae guidance was $699.7 million as of September 30, 2024. The minimum liquidity required of FAR by Ginnie Mae was $36.2 million as of September 30, 2024. FAR’s actual cash and cash equivalents were $42.5 million as of September 30, 2024. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement; however, FAR received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of September 30, 2024, FAR was in compliance with applicable requirements.
FoA Securities
Finance of America Securities LLC (“FoA Securities”), one of the operating service subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules, and Financial Industry Regulatory Authority rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, FoA Securities is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. FoA Securities is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. FoA Securities computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $250 thousand. As of September 30, 2024, FoA Securities was in compliance with the minimum net capital requirement.
Additionally, FoA Securities claims the exemption provision of Footnote 74 of the SEC Release No. 34-70073 adopting amendments to 17 C.F.R. § 240.17a-5 because FoA Securities’ other business activities are limited to (1) proprietary trading; (2) receiving transaction-based compensation for referring securities transactions to other broker-dealers; and (3) participating in distributions of securities (other than firm commitment underwritings) in accordance with the requirements of paragraphs (a) or (b)(2) of Rule 15c2-4.
FAM
In connection with the discontinued operations of the Company’s previously reported Mortgage Originations segment, FAM has surrendered all its GSE/agency mortgage origination licenses and approvals as of June 30, 2024 and is therefore no longer subject to the GSE/agency compliance requirements that were applicable to FAM prior to the surrender of its licenses and approvals.

19. Related-Party Transactions
Promissory Notes
The Company had two Revolving Working Capital Promissory Note Agreements (the “Working Capital Promissory Notes”) outstanding with BTO Urban Holdings L.L.C. and Libman Family Holdings, LLC, which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 15.0% per annum and mature in May 2025. These notes had outstanding amounts of $84.6 million and $59.1 million as of September 30, 2024 and December 31, 2023, respectively, recorded within notes payable, net, in the Condensed Consolidated Statements of Financial Condition. Additionally, the Company paid $2.0 million and $4.8 million of interest related to the Working Capital Promissory Notes for the three and nine months ended September 30, 2024, respectively. The Company paid $0.6 million and $1.4 million of interest related to the Working Capital Promissory Notes during the three and nine months ended September 30, 2023, respectively.
2025 Unsecured Notes
Related parties of FoA purchased notes in the high-yield debt offering in November 2020 in an aggregate principal amount of $135.0 million. In October 2024, certain of the direct and indirect subsidiaries of the Company entered into an exchange of the 2025 Unsecured Notes with certain holders. Refer to Note 21 - Subsequent Events for additional information.
Equity Investment
On December 6, 2022, the Company entered into separate Stock Purchase Agreements (each, a “Stock Purchase Agreement”) with each of (i) BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership – NQ ESC L.P. and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”) and (ii) Libman Family Holdings, LLC (the “BL Investor” and together with the Blackstone Investor, the “Investors”). Pursuant to each such Investor’s respective Stock Purchase Agreement, on the terms and subject to the conditions set forth therein, each of the Investors will purchase 1,086,956 shares of Company Class A Common Stock for an

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
aggregate purchase price of $15.0 million, representing a price per share of Company Class A Common Stock equal to the volume weighted average price per share of Company Class A Common Stock on the New York Stock Exchange over the fifteen consecutive trading days ending on December 6, 2022. On March 31, 2023, in conjunction with the closing of the AAG Transaction, the 2,173,912 shares of Company Class A Common Stock were issued to the Investors for $30.0 million.

20. Earnings (Loss) Per Share
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share (in thousands, except share data):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Basic earnings (loss) per share:
Numerator
Net income (loss) from continuing operations	$203,748	$(172,468)	$183,047	$(337,610)
Less: Income (loss) from continuing operations attributable to noncontrolling interest(1)	119,545	(107,940)	106,463	(212,190)
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - basic	$84,203	$(64,528)	$76,584	$(125,420)

Net loss from discontinued operations	$—	$(2,464)	$(4,727)	$(45,211)
Less: Loss from discontinued operations attributable to noncontrolling interest(1)	—	(1,629)	(2,719)	(29,182)
Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$—	$(835)	$(2,008)	$(16,029)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	9,924,671	8,772,623	9,824,171	7,980,449

Basic earnings (loss) per share
Continuing operations	$8.48	$(7.36)	$7.80	$(15.72)
Discontinued operations	—	(0.09)	(0.21)	(2.00)
Basic earnings (loss) per share	$8.48	$(7.45)	$7.59	$(17.72)
(1) The Class A LLC Units of FoA Equity, held by the Continuing Unitholders and AAG/Bloom (collectively “Equity Capital Unitholders”), which comprise the noncontrolling interest in the Company, represents a participating security. Therefore, the numerator was adjusted to reduce net income (loss) by the amount of net income (loss) attributable to noncontrolling interest.

Additionally, the Class B Common Stock does not participate in earnings or losses of the Company and, therefore, is not a participating security. The Class B Common Stock has not been included in either the basic or diluted earnings (loss) per share calculations.

Net income (loss) attributable to noncontrolling interest includes an allocation of expense related to the Amended and Restated Long-Term Incentive Plan (“A&R MLTIP”) subject to special allocation terms per the Amended and Restated Limited Liability Company Agreement (“A&R LLC Agreement”).

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Diluted earnings (loss) per share:
Numerator
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - basic	$84,203	$(64,528)	$76,584	$(125,420)
Reallocation of net income (loss) from continuing operations assuming exchange of Class A LLC Units(1)	89,397	—	76,749	—
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - diluted	$173,600	$(64,528)	$153,333	$(125,420)

Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$—	$(835)	$(2,008)	$(16,029)
Reallocation of net loss from discontinued operations assuming exchange of Class A LLC Units(1)	—	—	(2,033)	—
Net loss from discontinued operations attributable to holders of Class A Common Stock - diluted	$—	$(835)	$(4,041)	$(16,029)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	9,924,671	8,772,623	9,824,171	7,980,449
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock(2)	13,185,957	—	13,222,101	—
Additional dilutive shares under the treasury stock method(3)	48,676	—	16,344	—
Weighted average shares of Class A Common Stock outstanding - diluted(4)	23,159,304	8,772,623	23,062,616	7,980,449

Diluted earnings (loss) per share
Continuing operations	$7.50	$(7.36)	$6.65	$(15.72)
Discontinued operations	—	(0.09)	(0.18)	(2.00)
Diluted earnings (loss) per share	$7.50	$(7.45)	$6.47	$(17.72)
(1) For the three and nine months ended September 30, 2024, this adjustment assumes the reallocation of noncontrolling interest income (losses), on an after-tax basis, due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA as of the beginning of the period following the if-converted method for calculating diluted earnings (loss) per share. For the three and nine months ended September 30, 2023, the effect of the elimination of the noncontrolling interest due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FoA was determined to be anti-dilutive under the if-converted method. As such, the effect has been excluded from the calculation of diluted loss per share.

Following the terms of the A&R LLC Agreement, the Class A LLC unitholders bear approximately 85% of the cost of any vesting associated with the Replacement RSUs and Earnout Right RSUs prior to any distribution by the Company to such Class A LLC unitholders. The remaining compensation cost associated with the Replacement RSUs and Earnout Right RSUs was borne by FoA. As a result of the application of the if-converted method in arriving at diluted earnings (loss) per share, the entirety of the compensation cost associated with vesting of the Replacement RSUs and Earnout Right RSUs is assumed to be included in the net income (loss) attributable to holders of the Company’s Class A Common Stock. As of April 1, 2024, there is no further compensation cost associated with the Replacement RSUs and Earnout Right RSUs.

(2) The Exchange Agreement allows for the exchange of Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, on a one-for-one basis for shares of Class A Common Stock in FoA. For the three and nine months ended September 30, 2024, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, exchange their units on a one-for-one basis for shares of Class A Common Stock in FoA. The 14,144,005 and 13,579,267 weighted average Class A LLC Units outstanding for the three and nine months ended September 30, 2023 were determined to be anti-dilutive under the if-converted method and have been excluded from the computation of diluted loss per share.

(3) The Company had 48,676 and 16,344 potentially dilutive shares, under the treasury stock method, from RSUs for the three and nine months ended September 30, 2024, and 252,190 and 145,520 potentially dilutive shares, under the treasury stock method, from RSUs for the three and nine months ended September 30, 2023. The potentially dilutive shares from RSUs were determined to be anti-dilutive for the three and nine months ended September 30, 2023 and have been excluded from the computation of diluted loss per share.
The Company had no potentially dilutive shares, under the treasury stock method, from forward sale share contracts for the three and nine months ended September 30, 2024, and 0 and 70,029 potentially dilutive shares, under the treasury stock method, from forward sale share contracts for the three and nine months ended September 30, 2023. The potentially dilutive shares from forward sale share contracts were determined to be anti-dilutive for the nine months ended September 30, 2023, and have been excluded from the computation of diluted loss per share.

(4) As part of the AAG Transaction, there are two forms of contingently issuable Class A LLC Units: 705,841 Units that are equity classified and indemnity holdback units totaling up to 714,226 Units that are liability classified. In accordance with ASC 260, Earnings Per Share, these units are not included in the diluted weighted average shares outstanding of Class A Common Stock for the three and nine months ended September 30, 2024 and 2023.

21. Subsequent Events
2025 Unsecured Notes Exchange
On October 31, 2024, FoA Equity, FOAF, and certain of their respective direct and indirect subsidiaries who act as guarantors completed an exchange with certain existing noteholders of FOAF’s 2025 Unsecured Notes. Existing noteholders, representing 97.892% of the aggregate principal amount outstanding of the 2025 Unsecured Notes, exchanged their respective 2025 Unsecured Notes in consideration for (i) the issuance of (a) $195,783,947 of FOAF’s new 7.875% Senior Secured Notes due 2026, with FOAF’s option to extend until 2027, (b) $146,793,000 of FOAF’s new 10.000% Exchangeable Senior Secured Notes due 2029, and (ii) cash consideration of $856,555. Further, such existing noteholders consented to an amendment of the indenture governing the 2025 Unsecured Notes which eliminated substantially all of the restrictive covenants, certain events of default, and certain other provisions contained in the 2025 Unsecured Notes.
Deferred equity related to AAG Transaction
Pursuant to the terms of the asset purchase agreement relating to the AAG Transaction, FoA Equity was required to issue certain Class A LLC Units to AAG/Bloom upon the satisfaction of certain control conditions which consisted of various regulatory approvals and consents. Such control conditions were satisfied on October 29, 2024 and on such date, FoA Equity issued 705,841 Class A LLC Units to AAG/Bloom in accordance with the terms of the asset purchase agreement relating to the AAG Transaction. Refer to Note 3 - Acquisitions for additional information.

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
Our strategy and long-term growth initiatives are built upon a few key fundamental factors:
•We are focused on growing our core retirement solutions business, which benefits from a shared set of demographic and economic tailwinds. We believe we can more effectively dispatch our innovative suite of solutions to help senior homeowners achieve their retirement goals through the use of home equity.
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
Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which the Government National Mortgage Association (“Ginnie Mae”) guarantees, and sell the HMBS in the secondary market while retaining the rights to service the HECM. When HECM are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM previously securitized into an HMBS, we securitize them into privately placed mortgage-backed securities or hold them for investment. We both securitize non-agency reverse mortgage loans into mortgage-backed securities sold to investors and sell them as whole loans to investors. We may also decide to strategically hold certain non-agency reverse mortgage loans for investment. The capabilities provided by the Portfolio Management segment allowed us to complete several issuances and sales of mortgage-backed securities backed by our loan products in 2023 and through three quarters of 2024, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.
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
Retirement Solutions
The mission of our Retirement Solutions segment is to help senior homeowners achieve their financial goals in retirement. This segment includes all loan origination activity for the Company, including the origination of HECM and non-agency reverse mortgage loans through both the retail and TPO channels. The Retirement Solutions segment generates revenue from fees earned at the time of loan origination as well as from the initial estimate of net origination gains, with all originated loans accounted for at fair value. Once originated, the loans are transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in the revenues of our Portfolio Management segment until final disposition.
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
•our ability to successfully operate the newly integrated lending platform that we acquired from AAG/Bloom in March 2023;
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

Other Recent Events
Due to significant inflationary pressures, the U.S. Federal Reserve raised the federal funds rate during the first three quarters of 2023 and during the same period, reduced its overall purchases and holdings of government and mortgage-related bonds. Higher interest rates generally led to lower mortgage transaction volumes, increased competition, and lower profit margins. Volatility in market conditions resulting from the foregoing events have caused and may continue to cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market, the fair market value of the assets on our balance sheet, and price transparency of real estate related or asset-backed assets. More recently, inflationary pressures have eased and, based on weakening inflation pressures, the U.S. Federal Reserve decreased the federal funds rate by 50 basis points in September 2024 and 25 basis points in November 2024.
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
AAG Transaction
On March 31, 2023, the Company completed the acquisition of the assets, including the retail loan originations platform, and liabilities associated with the AAG Transaction. Refer to Note 1 - Organization and Description of Business and Note 3 - Acquisitions in the Notes to Condensed Consolidated Financial Statements for additional information.
Reverse Stock Split
On July 25, 2024, the Company completed a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its shares of Class A Common Stock. FoA Equity completed a corresponding 1-for-10 reverse split of its units (“Class A LLC Units”) to maintain the 1-for-1 parity of its Class A LLC Units with the Company’s adjusted number of Class A Common Stock shares. All references in this Quarterly Report on Form 10-Q to numbers of Class A Common Stock shares, weighted average shares outstanding, earnings (loss) per share, FoA Class A Common Stock share price, and number of Class A LLC Units have been adjusted to reflect the Reverse Stock Split on a retroactive basis. As a result of the Reverse Stock Split, an immaterial amount was reclassified from Class A Common Stock to additional paid-in capital in the Condensed Consolidated Statements of Financial Condition.
Change in Condensed Consolidated Statements of Operations Presentation
Beginning with the Company’s second quarter 2024 Form 10-Q, the Condensed Consolidated Statements of Operations presentation was changed to provide additional detail regarding the Company’s activities. The change primarily consists of disaggregating the Company’s previously reported net fair value gains (losses) on loans and related obligations caption into the currently presented captions of interest income, interest expense, net origination gains, gain on securitization of HECM tails, net, fair value changes from model amortization, and fair value changes from market inputs or model assumptions. Additionally, previously reported interest income and interest expense, which primarily represented the Company’s interest income on mortgage loans held for sale and other interest income and the Company’s interest expense associated with the Company’s other financing lines of credit, was combined with the interest income and interest expense that was previously reported within net fair value gains (losses) on loans and related obligations, excluding non-portfolio interest income and the interest expense associated with the Company’s non-funding debt, which is now reported separately as non-funding interest expense, net. As a result of the change, the Company’s previously reported revenues have been recast to reflect the updated presentation. Refer to Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for additional information.

Components of Our Results of Operations
Revenues
Interest income
We earn interest income on all loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, and other loans held for investment. Refer to Note 16 - Interest Income and Interest Expense in the Notes to Condensed Consolidated Financial Statements for additional information.
Interest expense
We incur interest expense on our HMBS related obligations, nonrecourse debt, and our financing lines of credit. Refer to Note 16 - Interest Income and Interest Expense in the Notes to Condensed Consolidated Financial Statements for additional information.
Net origination gains
Net origination gains is the difference between the cost basis of newly originated or acquired loans and their initial estimated fair value at the time of origination.
Gain on securitization of HECM tails, net
Gain on securitization of HECM tails, net, is the fair value gain we recognize based on tail securitizations, net of Ginnie Mae guarantee fees.
Fair value changes from model amortization
Fair value changes from model amortization are from portfolio runoff and realization of modeled income and expenses.
Fair value changes from market inputs or model assumptions
Fair value changes from market inputs or model assumptions represent other changes to fair value of portfolio-related assets and liabilities not related to new originations, portfolio runoff, or realization of modeled income and expenses. These changes are driven primarily by updates to market inputs or model changes. Refer to Note 6 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques utilized to measure fair value.
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
Depreciation and amortization
Depreciation and amortization expenses include depreciation and amortization of fixed assets, leasehold improvements, and definite-lived intangible assets.
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

Results of Operations
Overview
The following tables present selected financial data for the three and nine months ended September 30, 2024 and 2023.
Consolidated Results
The following table summarizes our consolidated operating results from continuing operations (in thousands):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Portfolio interest income:
Interest income	$489,900	$443,999	$1,431,970	$1,169,624
Interest expense	(426,839)	(372,459)	(1,233,261)	(970,428)
Net portfolio interest income	63,061	71,540	198,709	199,196

Other income (expense):
Net origination gains	57,216	31,376	137,133	88,777
Gain on securitization of HECM tails, net	10,560	7,100	32,317	17,095
Fair value changes from model amortization	(43,753)	(56,882)	(149,174)	(162,386)
Fair value changes from market inputs or model assumptions	204,154	(122,449)	228,976	(172,168)
Net fair value changes on loans and related obligations	228,177	(140,855)	249,252	(228,682)
Fee income	8,054	13,201	22,170	33,377
Gain (loss) on sale and other income from loans held for sale, net	—	(6,984)	302	(23,464)
Non-funding interest expense, net	(9,219)	(7,342)	(26,639)	(21,909)
Net other income (expense)	227,012	(141,980)	245,085	(240,678)

Total revenues	290,073	(70,440)	443,794	(41,482)

Total expenses	80,308	105,426	256,670	299,208
Impairment of other assets	—	(558)	(600)	(558)
Other, net	(1,592)	3,853	2,101	2,852
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$208,173	$(172,571)	$188,625	$(338,396)
Net interest income
All of our financial instruments, with the exception of our notes payable, are either recorded at fair value or the carrying value approximated fair value. The interest recognized on these financial instruments are recorded in interest income or interest expense in the Condensed Consolidated Statements of Operations. The interest on our notes payable is recorded in non-funding interest expense, net, in the Condensed Consolidated Statements of Operations. We evaluate net interest income through an evaluation of all components of interest income and interest expense.

The following table provides an analysis of all components of net interest income (in thousands):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest income:
Interest income on mortgage loans(1)	$486,349	$439,881	$1,420,634	$1,160,836
Other interest income	3,551	4,118	11,336	8,788
Total portfolio interest income	489,900	443,999	1,431,970	1,169,624

Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(406,473)	(352,161)	(1,173,713)	(902,028)
Interest expense on other financing lines of credit	(20,366)	(20,298)	(59,548)	(68,400)
Total portfolio interest expense	(426,839)	(372,459)	(1,233,261)	(970,428)
Net portfolio interest income	63,061	71,540	198,709	199,196

Non-funding interest expense, net	(9,219)	(7,342)	(26,639)	(21,909)

Net interest income	$53,842	$64,198	$172,070	$177,287
(1) Amounts include interest income and expense on all loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, other loans held for investment, HMBS related obligations, and nonrecourse debt.

For the three months ended September 30, 2024 versus the three months ended September 30, 2023
Net income (loss) from continuing operations before income taxes improved $380.7 million primarily as a result of the following:
•Net portfolio interest income decreased $8.5 million primarily due to higher average cost of funds within our securitized financing portfolio more than offsetting the increase in interest income on the underlying loans.
•Net fair value changes on loans and related obligations improved $369.0 million primarily as a result of improved fair value changes from market inputs or model assumptions compared to the 2023 period. The improvement in fair value changes from market inputs or model assumptions was primarily related to market interest rate and yield volatility, which generated net fair value gains during the three months ended September 30, 2024 compared to losses in the 2023 period. See Note 6 - Fair Value within the Notes to Condensed Consolidated Financial Statements for additional information on assumptions impacting the value of our loans held for investment.
The Retirement Solutions segment recognized $57.2 million in net origination gains on loan originations of $513.4 million for the three months ended September 30, 2024 compared to $31.4 million in net origination gains on loan originations of $470.0 million for the comparable 2023 period. The increase in net origination gains in the Retirement Solutions segment was due to both higher loan origination volumes and higher margins.
The $3.5 million increase in gain on securitization of HECM tails, net, during the three months ended September 30, 2024 compared to the 2023 period was due to higher premiums from our tail securitizations. Fair value changes from model amortization improved $13.1 million as a function of lower net realized portfolio income and expenses and higher modeled yield on a larger portfolio in the three months ended September 30, 2024 compared to the 2023 period.
•Fee income decreased $5.1 million primarily due to fees associated with the previous operations of the home improvement lending business.
•Gain (loss) on sale and other income from loans held for sale, net, improved $7.0 million due to the absence of residential, commercial, and home improvement loans held for sale activity during the three months ended September 30, 2024.

•Non-funding interest expense, net, increased $1.9 million due to increases in outstanding amounts and interest rates on our working capital promissory notes.
•Total expenses decreased $25.1 million or 23.8% primarily due to decreases in salaries, benefits, and related expenses as well as decreases in general and administrative expenses due to a reduction in average headcount and continued cost-cutting measures associated with the restructuring of the business.
•Other, net, changed $5.4 million primarily due to the ongoing remeasurement of our deferred purchase price liabilities.

For the nine months ended September 30, 2024 versus the nine months ended September 30, 2023
Net income (loss) from continuing operations before taxes improved $527.0 million primarily as a result of the following:
•Net fair value changes on loans and related obligations improved $477.9 million primarily as a result of improved fair value changes from market inputs or model assumptions compared to the 2023 period. The improvement in fair value changes from market inputs or model assumptions was primarily related to market interest rate and yield volatility, which generated net fair value gains during the nine months ended September 30, 2024 compared to losses during the 2023 period. See Note 6 - Fair Value within the Notes to Condensed Consolidated Financial Statements for additional information on assumptions impacting the value of our loans held for investment.
The Retirement Solutions segment recognized $137.1 million in net origination gains on loan originations of $1.4 billion for the nine months ended September 30, 2024 compared to $88.8 million in net origination gains on loan originations of $1.2 billion for the comparable 2023 period. The increase in net origination gains in the Retirement Solutions segment was due to both higher loan origination volumes and higher margins associated with the increase in volumes from our retail platform acquired from AAG/Bloom.
The $15.2 million increase in gain on securitization of HECM tails, net, during the nine months ended September 30, 2024 compared to the 2023 period was due to higher premiums from our tail securitizations. Fair value changes from model amortization improved $13.2 million as a function of lower net realized portfolio income and expenses and higher modeled yield on a larger portfolio in the nine months ended September 30, 2024 compared to the 2023 period.
•Fee income decreased $11.2 million primarily related to lower mortgage servicing rights (“MSR”) servicing fee income due to a much lower MSR portfolio balance for the nine months ended September 30, 2024 compared to the 2023 period, as well as lower fees associated with the previous operations of the home improvement lending business, and a decline in services provided by the Company’s operational fulfillment services team. These reductions were partially offset by higher reverse loan origination fees generated through our retail platform acquired from AAG/Bloom.
•Gain (loss) on sale and other income from loans held for sale, net, improved $23.8 million as a result of minimal residential, commercial, and home improvement loans held for sale activity for the nine months ended September 30, 2024 compared to the 2023 period.
•Non-funding interest expense, net, increased $4.7 million due to increases in outstanding amounts and interest rates on our working capital promissory notes.
•Total expenses decreased $42.5 million or 14.2% primarily due to decreases in salaries, benefits, and related expenses as well as decreases in general and administrative expenses due to a reduction in average headcount and continued cost-cutting measures associated with the restructuring of the business. This was partially offset by an increase in marketing and advertising expenses within our retail loan originations platform acquired from AAG/Bloom.

SEGMENT RESULTS
Revenues and fees are directly attributed to their respective segments at the time services are performed. Revenues generated on inter-segment services performed are valued based on estimated market value. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the three and nine months ended September 30, 2024 and 2023.

Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.

Retirement Solutions Segment
The following table summarizes our Retirement Solutions segment’s results (in thousands):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Net origination gains	$57,216	$31,376	$137,133	$88,777
Fee income	7,247	10,983	20,269	24,236
Loss on sale and other income from loans held for sale, net	—	(2,212)	(76)	(5,789)
Total revenues	64,463	40,147	157,326	107,224
Total expenses	48,529	60,034	146,774	154,325
Other, net	—	16	(174)	75
NET INCOME (LOSS) BEFORE INCOME TAXES	$15,934	$(19,871)	$10,378	$(47,026)
Our Retirement Solutions segment generates its revenues primarily from the origination of reverse mortgage loans, including HECM insured by the FHA and non-agency reverse mortgage loans. Revenues from our Retirement Solutions segment include both our initial estimate of net origination gains from originated loans, which is determined by utilizing quoted prices on similar securities or internally-developed models utilizing observable market inputs, in addition to fees earned at the time of origination of the associated loans. We elect to account for all originated loans at fair value. The loans are immediately transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in revenues of our Portfolio Management segment until final disposition.
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

KEY METRICS
The following table provides a summary of our Retirement Solutions segment’s key metrics (in thousands, except units):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Reverse mortgage loan origination volume
Loan origination volume(1)	$513,355	$469,961	$1,383,369	$1,179,017
Loan origination volume - tails(2)	251,690	293,399	760,786	759,513
Total loan origination volume	$765,045	$763,360	$2,144,155	$1,938,530
Total reverse mortgage loan origination volume - units	2,390	2,776	6,595	6,357

Reverse mortgage loan origination volume - by channel(1)
TPO	$321,044	$258,455	$835,818	$734,043
Retail	192,311	211,506	547,551	444,974
Total reverse mortgage loan origination volume	$513,355	$469,961	$1,383,369	$1,179,017

Home improvement loan origination volume
Total loan origination volume	$—	$41,883	$807	$136,344
Total loan origination volume - units	—	3,277	36	10,970
(1) Loan origination volumes consist of initial reverse mortgage loan borrowing amounts.
(2) Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which we are able to subsequently pool into a security.

Revenues
In the table below is a summary of the components of our Retirement Solutions segment’s total revenues (in thousands):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Net origination gains:
TPO	$49,188	$27,428	$112,005	$80,836
Retail	21,461	17,637	59,785	41,948
Acquisition costs	(13,433)	(13,689)	(34,657)	(34,007)
Total net origination gains	57,216	31,376	137,133	88,777
Fee income	7,247	10,983	20,269	24,236
Loss on sale and other income from loans held for sale, net	—	(2,212)	(76)	(5,789)
Total revenues	$64,463	$40,147	$157,326	$107,224

For the three months ended September 30, 2024 versus the three months ended September 30, 2023
Total revenues increased $24.3 million or 60.6% as a result of the following:
•Net origination gains increased $25.8 million or 82.4% as a result of higher reverse mortgage loan origination volumes and higher margins. We originated $513.4 million of reverse mortgage loans for the three months ended September 30, 2024, an increase of 9.2%, compared to $470.0 million for the comparable 2023 period. During the three months ended September 30, 2024, the weighted average margin on reverse mortgage loan production was 11.15% compared to 6.68% in 2023, an increase of 4.47%.

•Fee income decreased $3.7 million primarily due to fees associated with the previous operations of the home improvement lending business.
•Loss on sale and other income from loans held for sale, net, improved $2.2 million due to the absence of losses related to the previous operations of the home improvement lending business.

For the nine months ended September 30, 2024 versus the nine months ended September 30, 2023
Total revenues increased $50.1 million or 46.7% as a result of the following:
•Net origination gains increased $48.4 million or 54.5% as a result of higher reverse mortgage loan origination volumes and higher margins associated with the increase in volumes from our retail platform acquired from AAG/Bloom. We originated $1.4 billion of reverse mortgage loans for the nine months ended September 30, 2024, an increase of 17.3%, compared to $1.2 billion for the comparable 2023 period. During the nine months ended September 30, 2024, the weighted average margin on reverse mortgage loan production was 9.91% compared to 7.53% in 2023, an increase of 2.38% primarily due to the increase in retail production mix associated with the onboarding of our retail platform acquired from AAG/Bloom.
•Fee income decreased $4.0 million primarily due to fees associated with the previous operations of the home improvement lending business, partially offset by higher reverse loan origination fees generated through our retail platform acquired from AAG/Bloom.
•Loss on sale and other income from loans held for sale, net, improved $5.7 million due to lower losses related to the previous operations of the home improvement lending business.

Expenses
In the table below is a summary of the components of our Retirement Solutions segment’s total expenses (in thousands):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Salaries	$13,451	$19,084	$41,054	$48,576
Commissions and bonuses	4,726	6,575	13,536	17,207
Other salary related expenses	2,040	2,609	7,709	6,525
Total salaries, benefits, and related expenses	20,217	28,268	62,299	72,308

Loan production expenses	2,250	2,352	6,431	6,174
Marketing and advertising expenses	10,290	11,439	29,457	21,965
Depreciation and amortization	9,424	9,503	28,338	31,057
General and administrative expenses	6,348	8,472	20,249	22,821
Total expenses	$48,529	$60,034	$146,774	$154,325

For the three months ended September 30, 2024 versus the three months ended September 30, 2023
Total expenses decreased $11.5 million or 19.2% as a result of the following:
•Total salaries, benefits, and related expenses decreased $8.1 million or 28.5% primarily due to a decrease in average headcount for the three months ended September 30, 2024 at 446 compared to 670 for the 2023 period related to continued cost-cutting measures associated with the restructuring of the business, as well as lower commissions and bonuses due to channel mix and the lack of compensation cost associated with the Replacement Restricted Stock Units (“RSUs”) and Earnout Right RSUs for the three months ended September 30, 2024 when compared to the 2023 period.
•General and administrative expenses decreased $2.1 million or 25.1% primarily due to continued cost-cutting measures associated with the restructuring of the business for the three months ended September 30, 2024 when compared to the 2023 period.

For the nine months ended September 30, 2024 versus the nine months ended September 30, 2023
Total expenses decreased $7.6 million or 4.9% as a result of the following:
•Total salaries, benefits, and related expenses decreased $10.0 million or 13.8% primarily due to a decrease in average headcount for the nine months ended September 30, 2024 at 492 compared to 573 for the 2023 period related to continued cost-cutting measures associated with the restructuring of the business, as well as lower compensation cost associated with the Replacement RSUs and Earnout Right RSUs, partially offset by increased expenses associated with the onboarding of our retail loan originations platform acquired from AAG/Bloom in the 2023 period.
•Marketing and advertising expenses increased $7.5 million or 34.1% primarily within our retail loan originations platform acquired from AAG/Bloom.
•General and administrative expenses decreased $2.6 million or 11.3% primarily due to continued cost-cutting measures associated with the restructuring of the business, partially offset by increases in various expenses from the onboarded infrastructure of our retail loan originations platform acquired from AAG/Bloom for the nine months ended September 30, 2024 when compared to the 2023 period.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment’s results (in thousands):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Portfolio interest income:
Interest income	$489,900	$443,999	$1,431,970	$1,169,624
Interest expense	(426,839)	(372,459)	(1,233,261)	(970,428)
Net portfolio interest income	63,061	71,540	198,709	199,196

Other income (expense):
Gain on securitization of HECM tails, net	10,560	7,100	32,317	17,095
Fair value changes from model amortization	(43,753)	(56,882)	(149,174)	(162,386)
Fair value changes from market inputs or model assumptions	204,154	(122,449)	228,976	(172,168)
Net fair value changes on loans and related obligations	170,961	(172,231)	112,119	(317,459)
Fee income	930	2,473	2,270	10,914
Gain (loss) on sale and other income from loans held for sale, net	—	(4,772)	378	(17,675)
Net other income (expense)	171,891	(174,530)	114,767	(324,220)
Total revenues	234,952	(102,990)	313,476	(125,024)
Total expenses	18,388	21,490	60,903	68,407
NET INCOME (LOSS) BEFORE INCOME TAXES	$216,564	$(124,480)	$252,573	$(193,431)

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

•Loans held for sale, at fair value
•HMBS related obligations, at fair value; and
•Nonrecourse debt, at fair value.

KEY METRICS
The following table provides a summary of the assets and liabilities under management by our Portfolio Management segment (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$28,797	$32,245
Restricted cash	175,855	178,319
Loans held for investment, subject to HMBS related obligations, at fair value	18,521,337	17,548,763
Loans held for investment, subject to nonrecourse debt, at fair value	9,097,369	8,272,393
Loans held for investment, at fair value	703,356	575,228
Other assets, net	131,952	166,153
Total earning assets	28,658,666	26,773,101

HMBS related obligations, at fair value	18,292,043	17,353,720
Nonrecourse debt, at fair value	8,537,119	7,904,200
Other financing lines of credit	1,054,568	928,479
Payables and other liabilities	54,353	107,664
Total financing of portfolio	27,938,083	26,294,063

Net carrying value of earning assets	$720,583	$479,038

The following tables provide a summary of our Portfolio Management segment’s key metrics (dollars in thousands):

	September 30, 2024	December 31, 2023
Reverse Mortgages
Loan count	90,768	91,888
Active unpaid principal balance (“UPB”)	$26,070,643	$24,923,313
Due and payable	451,590	371,913
Foreclosure	497,586	524,988
Claims pending	100,988	130,928
Ending UPB	$27,120,807	$25,951,142
Average UPB	$299	$282
Weighted average coupon	7.39%	7.35%
Weighted average age (in months)	44	40
Percentage in foreclosure	1.8%	2.0%

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Investment and Capital Markets
Number of structured deals	1	1	5	4
Structured deals (size in notes)	$839,432	$544,052	$2,146,095	$1,895,536
Revenues
In the table below is a summary of the components of our Portfolio Management segment’s total revenues (in thousands):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Portfolio interest income:
Interest income	$489,900	$443,999	$1,431,970	$1,169,624
Interest expense	(426,839)	(372,459)	(1,233,261)	(970,428)
Net portfolio interest income	63,061	71,540	198,709	199,196

Other income (expense):
Gain on securitization of HECM tails, net	10,560	7,100	32,317	17,095
Fair value changes from model amortization	(43,753)	(56,882)	(149,174)	(162,386)
Fair value changes from market inputs or model assumptions	204,154	(122,449)	228,976	(172,168)
Net fair value changes on loans and related obligations	170,961	(172,231)	112,119	(317,459)
Fee income	930	2,473	2,270	10,914
Gain (loss) on sale and other income from loans held for sale, net	—	(4,772)	378	(17,675)
Net other income (expense)	171,891	(174,530)	114,767	(324,220)

Total revenues	$234,952	$(102,990)	$313,476	$(125,024)
Certain of our financial instruments are valued utilizing a process that combines the use of a discounted cash flow (“DCF”) model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. Any changes in fair value on these financial instruments are recorded in net fair value changes on loans and related obligations, with changes in fair value due to portfolio runoff and realization of modeled income and expenses being recorded in fair value changes from model amortization in the Condensed Consolidated Statements of Operations, and other fair value changes being recorded in fair value changes from market inputs or model assumptions in the Condensed Consolidated Statements of Operations. The interest recognized on these financial instruments is recorded in interest income or interest expense in the Condensed Consolidated Statements of Operations.

The following table provides an analysis of all components of net portfolio interest income (in thousands):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest income:
Interest income on mortgage loans(1)	$486,349	$439,881	$1,420,634	$1,160,836
Other interest income	3,551	4,118	11,336	8,788
Total portfolio interest income	489,900	443,999	1,431,970	1,169,624

Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(406,473)	(352,161)	(1,173,713)	(902,028)
Interest expense on other financing lines of credit	(20,366)	(20,298)	(59,548)	(68,400)
Total portfolio interest expense	(426,839)	(372,459)	(1,233,261)	(970,428)
Net portfolio interest income	$63,061	$71,540	$198,709	$199,196
(1) Amounts include interest income and expense on all loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, other loans held for investment, HMBS related obligations, and nonrecourse debt.

For the three months ended September 30, 2024 versus the three months ended September 30, 2023
Total revenues improved $337.9 million as a result of the following:
•Net portfolio interest income decreased $8.5 million primarily due to higher average cost of funds within our securitized financing portfolio more than offsetting the increase in interest income on the underlying loans.
•Net fair value changes on loans and related obligations improved $343.2 million primarily as a result of improved fair value changes from market inputs or model assumptions compared to the 2023 period. The improvement in fair value changes from market inputs or model assumptions was primarily related to market interest rate and yield volatility, which generated net fair value gains during the three months ended September 30, 2024 compared to losses during the 2023 period. See Note 6 - Fair Value within the Notes to Condensed Consolidated Financial Statements for additional information on assumptions impacting the value of our loans held for investment.
The $3.5 million increase in gain on securitization of HECM tails, net, during the three months ended September 30, 2024 compared to the 2023 period was due to higher premiums from our tail securitizations. Fair value changes from model amortization improved $13.1 million as a function of lower net realized portfolio income and expenses and higher modeled yield on a larger portfolio in the three months ended September 30, 2024 compared to the 2023 period.
•Gain (loss) on sale and other income from loans held for sale, net, improved $4.8 million due to the absence of residential, commercial, and home improvement loans held for sale activity during the three months ended September 30, 2024.

For the nine months ended September 30, 2024 versus the nine months ended September 30, 2023
Total revenues improved $438.5 million as a result of the following:
•Net fair value changes on loans and related obligations improved $429.6 million primarily as a result of improved fair value changes from market inputs or model assumptions compared to the 2023 period. The improvement in fair value changes from market inputs or model assumptions was primarily related to market interest rate and yield volatility, which generated net fair value gains during the nine months ended September 30, 2024 compared to losses during the 2023 period. See Note 6 - Fair Value within the Notes to Condensed Consolidated Financial Statements for additional information on assumptions impacting the value of our loans held for investment.

The $15.2 million increase in gain on securitization of HECM tails, net, during the nine months ended September 30, 2024 compared to the 2023 period was due to higher premiums from our tail securitizations. Fair value changes from model amortization improved $13.2 million as a function of lower net realized portfolio income and expenses and higher modeled yield on a larger portfolio in the nine months ended September 30, 2024 compared to the 2023 period.
•Fee income decreased $8.6 million primarily related to lower MSR servicing fee income due to a much lower MSR portfolio balance during the nine months ended September 30, 2024 compared to the 2023 period.
•Gain (loss) on sale and other income from loans held for sale, net, improved $18.1 million as a result of minimal residential, commercial, and home improvement loans held for sale activity for the nine months ended September 30, 2024 compared to the 2023 period.

Expenses
In the table below is a summary of the components of our Portfolio Management segment’s total expenses (in thousands):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Salaries	$2,697	$3,263	$8,560	$12,947
Commissions and bonuses	116	1,202	1,750	3,587
Other salary related expenses	274	771	1,770	2,358
Total salaries, benefits, and related expenses	3,087	5,236	12,080	18,892

Loan portfolio related expenses	4,696	4,018	14,790	15,122
Loan servicing expenses	7,772	8,000	23,622	23,274
Marketing and advertising expenses	1	1	40	13
Depreciation and amortization	41	30	64	78
General and administrative expenses	2,791	4,205	10,307	11,028
Total expenses	$18,388	$21,490	$60,903	$68,407

For the three months ended September 30, 2024 versus the three months ended September 30, 2023
Total expenses decreased $3.1 million or 14.4% as a result of the following:
•Salaries, benefits, and related expenses decreased $2.1 million or 41.0% primarily due to a decrease in average headcount and continued cost-cutting measures associated with the restructuring of the business during the three months ended September 30, 2024 compared to the 2023 period. Average headcount was 57 for the three months ended September 30, 2024 compared to 71 for the 2023 period.
•General and administrative expenses decreased $1.4 million for the three months ended September 30, 2024 compared to the 2023 period primarily due to continued cost-cutting measures associated with the restructuring of the business.

For the nine months ended September 30, 2024 versus the nine months ended September 30, 2023
Total expenses decreased $7.5 million or 11.0% as a result of the following:
•Salaries, benefits, and related expenses decreased $6.8 million primarily due to a decrease in average headcount and continued cost-cutting measures associated with the restructuring of the business during the nine months ended September 30, 2024 compared to the 2023 period. Average headcount was 64 for the nine months ended September 30, 2024 compared to 74 for the 2023 period.

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
The following table summarizes Corporate and Other results (in thousands):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Fee income	$—	$1,354	$—	$6,352
Non-funding interest expense, net	(9,219)	(7,342)	(26,639)	(21,909)
Total revenues	(9,219)	(5,988)	(26,639)	(15,557)
Total expenses	13,514	25,511	49,362	84,601
Impairment of other assets	—	(558)	(600)	(558)
Other, net	(1,592)	3,837	2,275	2,777
NET LOSS BEFORE INCOME TAXES	$(24,325)	$(28,220)	$(74,326)	$(97,939)

In the table below is a summary of the components of Corporate and Other total expenses (in thousands):

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Salaries and bonuses	$12,044	$17,064	$39,614	$60,211
Other salary related expenses	1,566	5,610	7,416	14,261
Shared services - payroll allocations	(5,831)	(7,621)	(16,250)	(25,203)
Total salaries, benefits, and related expenses	7,779	15,053	30,780	49,269

Marketing and advertising expenses	34	51	46	188
Depreciation and amortization	312	421	806	1,296

Communications and data processing and other expenses	5,545	11,111	18,821	37,819
Professional and consulting fees	3,681	5,018	9,827	12,420
Shared services - general and administrative allocations	(3,837)	(6,143)	(10,918)	(16,391)
Total general and administrative expenses	5,389	9,986	17,730	33,848

Total expenses	$13,514	$25,511	$49,362	$84,601

For the three months ended September 30, 2024 versus the three months ended September 30, 2023
Total revenues decreased $3.2 million primarily as a result of the following:
•Fee income decreased $1.4 million related to the decline in services provided by the Company’s operational fulfillment services team. As of September 30, 2023, the Company ceased the operations of the offshore fulfillment services team.
•Non-funding interest expense, net, increased $1.9 million due to increases in outstanding amounts and interest rates on our working capital promissory notes.
Total expenses decreased $12.0 million or 47.0% as a result of the following:
•Salaries, benefits, and related expenses, net of shared services allocations, decreased $7.3 million or 48.3% due to decreases in salaries and bonuses and other salary related expenses of $5.0 million and $4.0 million, respectively, for the three months ended September 30, 2024 compared to the 2023 period as the Company continued our focus on cost-cutting initiatives related to the restructuring of the business. Compared to 2023, average onshore headcount declined by 29.0% from 338 for the three months ended September 30, 2023 to 240 for the three months ended September 30, 2024. These reductions were partially offset by a $1.8 million decrease in shared services allocations due to the reduction in supported business lines in the three months ended September 30, 2024.
•General and administrative expenses, net of shared services allocations, decreased $4.6 million or 46.0% primarily due to a $5.6 million decrease in communications and data processing and other expenses. These reductions are due to continued cost-cutting measures associated with the restructuring of the business. This was partially offset by a $2.3 million decrease in shared services allocations due to the reduction in supported business lines in the three months ended September 30, 2024.
Other, net, changed $5.4 million primarily due to the ongoing remeasurement of our deferred purchase price liabilities.

For the nine months ended September 30, 2024 versus the nine months ended September 30, 2023
Total revenues decreased $11.1 million primarily as a result of the following:
•Fee income decreased $6.4 million related to the decline in services provided by the Company’s operational fulfillment services team. As of September 30, 2023, the Company ceased the operations of the offshore fulfillment services team.
•Non-funding interest expense, net, increased $4.7 million due to increases in outstanding amounts and interest rates on our working capital promissory notes.
Total expenses decreased $35.2 million or 41.7% as a result of the following:
•Salaries, benefits, and related expenses, net of shared services allocations, decreased $18.5 million or 37.5% due to decreases in salaries and bonuses and other salary related expenses of $20.6 million and $6.8 million, respectively, for the nine months ended September 30, 2024 compared to the 2023 period as the Company continued our focus on cost-cutting initiatives related to the restructuring of the business. Compared to 2023, average onshore headcount declined by 36.8% from 408 for the nine months ended September 30, 2023 to 258 for the nine months ended September 30, 2024. These reductions were partially offset by a $9.0 million decrease in shared services allocations due to the reduction in supported business lines in the nine months ended September 30, 2024.
•General and administrative expenses, net of shared services allocations, decreased $16.1 million or 47.6% due to a $19.0 million decrease in communications and data processing and other expenses and a $2.6 million decrease in professional and consulting fees. These reductions are due to continued cost-cutting measures associated with the restructuring of the business. This was partially offset by a $5.5 million decrease in shared services allocations due to the reduction in supported business lines in the nine months ended September 30, 2024.

NON-GAAP FINANCIAL MEASURES
The Company’s management evaluates performance of the Company through the use of certain non-GAAP financial measures, including adjusted net income (loss), adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted earnings (loss) per share.
The presentation of non-GAAP measures is used to enhance investors’ understanding of certain aspects of our financial performance. This discussion is not meant to be considered in isolation, superior to, or as a substitute for the directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Management believes these key financial measures provide an additional view of our performance over the long-term and provide useful information that we use in order to maintain and grow our business.
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
Change in Non-GAAP Measures
Prior to the third quarter of 2024, the Company’s adjusted net income (loss), adjusted EBITDA, and adjusted earnings (loss) per share were adjusted for equity-based compensation for only the Replacement RSUs and Earnout Right RSUs. Beginning with the third quarter of 2024, the Company revised our definitions of adjusted net income (loss), adjusted EBITDA, and adjusted earnings (loss) per share to now adjust for all non-cash equity-based compensation in the aforementioned non-GAAP measures. As a result of the change, prior period amounts have been recast to reflect the updated presentation.
Subsequent to granting the Replacement RSUs and Earnout Right RSUs, the Company has granted other equity-based awards. As these awards are non-cash expenses that are not directly correlated with operating results, the Company believes that analysts, investors, and other users of the financial statements may find this change beneficial when analyzing our operating performance and comparability to peers. As a result of the change, adjusted net loss decreased $1.1 million and $2.9 million for the three and nine months ended September 30, 2023, respectively, from what was previously reported. The change also resulted in a decrease to adjusted loss per share of $0.05 and $0.13 for the three and nine months ended September 30, 2023, respectively, from what was previously reported.
Adjusted Net Income (Loss)
We define adjusted net income (loss) as consolidated net income (loss) from continuing operations adjusted for:
1.Income taxes
2.Changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions, deferred purchase price obligations (including earnouts and Tax Receivable Agreements (“TRA”) obligation), contingent earnout, warrant liability, and minority investments.
3.Amortization or impairment of intangibles and impairment of certain other long-lived assets.
4.Equity-based compensation, excluding forfeitures and accelerations associated with restructuring activities, which are included in certain non-recurring costs.
5.Certain non-recurring costs and adjustments that management believes should be excluded as these do not relate to a recurring part of the core business operations. These items include amounts recognized for settlement of legal and regulatory matters, acquisition or divestiture-related expenses, and other one-time charges.

6.Pro-forma income tax benefit (provision) adjustments to apply an effective combined corporate tax rate to adjusted net income (loss) before taxes.
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
Adjusted net income (loss) provides visibility to the underlying operating performance by excluding the impact of certain items that management does not believe are representative of our core earnings. Adjusted net income (loss) may also include other adjustments, as applicable, based upon facts and circumstances, consistent with our intent of providing a supplemental means of evaluating our operating performance.
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) from continuing operations adjusted for:
1.Income taxes
2.Change in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions, deferred purchase price obligations (including earnouts and TRA obligation), contingent earnout, warrant liability, and minority investments.
3.Amortization or impairment of intangibles and impairment of certain other long-lived assets.
4.Equity-based compensation, excluding forfeitures and accelerations associated with restructuring activities, which are included in certain non-recurring costs.
5.Certain non-recurring costs and adjustments that management believes should be excluded as these do not relate to a recurring part of the core business operations. These items include amounts recognized for settlement of legal and regulatory matters, acquisition or divestiture-related expenses, and other one-time charges.
6.Depreciation
7.Interest expense on non-funding debt
We evaluate the performance of our company and segments through the use of adjusted EBITDA as a non-GAAP measure. Management considers adjusted EBITDA important in evaluating the Company as a whole. Adjusted EBITDA is a supplemental metric utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use this measure when analyzing our operating performance. Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP, and our use of this measure and term may vary from other companies in our industry.
Adjusted EBITDA provides visibility to the underlying operating performance by excluding the impact of certain items that management does not believe are representative of our core earnings. Adjusted EBITDA may also include other adjustments, as applicable, based upon facts and circumstances, consistent with our intent of providing a supplemental means of evaluating our operating performance.
Adjusted Earnings (Loss) Per Share
We define adjusted earnings (loss) per share as adjusted net income (loss) (defined above) divided by the weighted average outstanding shares, which includes outstanding Class A Common Stock plus the Class A LLC Units owned by the noncontrolling interest on an if-converted basis and any shares under the treasury stock method.
Analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted earnings (loss) per share is not a presentation made in accordance with U.S. GAAP, and our definition and use of this measure may vary from other companies in our industry.
The following table provides a reconciliation of net income (loss) from continuing operations to adjusted net income (loss) and adjusted EBITDA (in thousands, except for share data):

Reconciliation to GAAP

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Reconciliation of net income (loss) from continuing operations to adjusted net income (loss) and adjusted EBITDA
Net income (loss) from continuing operations	$203,748	$(172,468)	$183,047	$(337,610)
Add back: (Provision) benefit for income taxes	(4,425)	103	(5,578)	786
Net income (loss) from continuing operations before taxes	208,173	(172,571)	188,625	(338,396)
Adjustments for:
Changes in fair value(1)	(198,337)	120,380	(215,887)	197,506
Amortization or impairment of intangibles and impairment of other assets	9,297	9,297	28,491	27,891
Equity-based compensation	1,516	4,854	7,092	14,334
Certain non-recurring costs	418	6,260	4,115	12,374
Adjusted net income (loss) before taxes	21,067	(31,780)	12,436	(86,291)
Benefit (provision) for income taxes	(5,568)	8,107	(3,571)	22,779
Adjusted net income (loss)	15,499	(23,673)	8,865	(63,512)
Provision (benefit) for income taxes	5,568	(8,107)	3,571	(22,779)
Depreciation	480	656	1,317	4,538
Interest expense on non-funding debt	10,008	7,642	28,087	22,827
Adjusted EBITDA	$31,555	$(23,482)	$41,840	$(58,926)

GAAP PER SHARE MEASURES
Net income (loss) from continuing operations attributable to controlling interest	$84,203	$(64,528)	$76,584	$(125,420)
Basic weighted average shares outstanding	9,924,671	8,772,623	9,824,171	7,980,449
Basic earnings (loss) per share from continuing operations	$8.48	$(7.36)	$7.80	$(15.72)
If-converted method net income (loss) from continuing operations	$173,600	$(64,528)	$153,333	$(125,420)
Diluted weighted average shares outstanding	23,159,304	8,772,623	23,062,616	7,980,449
Diluted earnings (loss) per share from continuing operations	$7.50	$(7.36)	$6.65	$(15.72)

NON-GAAP PER SHARE MEASURES
Adjusted net income (loss)	$15,499	$(23,673)	$8,865	$(63,512)
Weighted average shares outstanding	23,159,304	22,916,628	23,062,616	21,559,717
Adjusted earnings (loss) per share	$0.67	$(1.03)	$0.38	$(2.95)
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
1.Loans held for investment, subject to HMBS related obligations, at fair value;
2.Loans held for investment, subject to nonrecourse debt, at fair value;
3.Loans held for investment, at fair value;
4.Retained bonds, at fair value;
5.MSR, at fair value;
6.HMBS related obligations, at fair value; and
7.Nonrecourse debt, at fair value.
The adjustment for changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions is calculated based on changes in fair value associated with the above assets and liabilities calculated in accordance with U.S. GAAP, excluding the period-to-date estimated impact of the change in fair value attributable to current period additions and the change in fair value attributable to post-origination loan advances, accretion, and model amortization (i.e., portfolio run-off), net of hedge gains and losses, and any securitization expenses incurred in securitizing our mortgage loans held for investment, subject to nonrecourse debt. This adjustment represents changes in accounting estimates that are measured in accordance with U.S. GAAP. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices, or discrete events affecting specific borrowers, and such differences could be material. Accordingly, this number should be understood as an estimate and the actual adjustment could vary if our modeling is incorrect.
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
Sources and Uses of Cash
Our primary sources of funds for liquidity include: (i) payments received from the sale or securitization of loans; (ii) payments from the liquidation or securitization of our outstanding participating interests in loans; and (iii) advances on warehouse facilities, other secured borrowings, and the 7.875% Senior Notes due 2025 (the “2025 Unsecured Notes”). Refer to Note 21 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information on the 2025 Unsecured Notes.
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

Cash Flows
The following table presents amounts from our Condensed Consolidated Statements of Cash Flows (in thousands):

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Net cash provided by (used in):
Operating activities	$(317,610)	$(10,233)
Investing activities	145,598	139,331
Financing activities	167,550	(123,972)
Effect of exchange rate changes on cash and cash equivalents	24	52
Net increase (decrease) in cash and cash equivalents and restricted cash(1)	$(4,438)	$5,178
Net decrease in cash and cash equivalents	$(2,224)	$(31,020)
Net increase (decrease) in restricted cash	(2,214)	36,198
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4 - Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for additional information regarding cash flow associated with the results of discontinued operations.
Our cash and cash equivalents and restricted cash decreased by $4.4 million for the nine months ended September 30, 2024 compared to an increase of $5.2 million during the comparable period in 2023. Our cash and cash equivalents, excluding restricted cash, decreased $2.2 million nine months ended September 30, 2024 compared to a decrease of $31.0 million during the comparable period in 2023.
Operating Cash Flow
Cash flows from operating activities decreased by $307.4 million for the nine months ended September 30, 2024 compared to the corresponding 2023 period. The decrease was primarily attributable to a $295.0 million decrease in proceeds from the sale of loans held for sale, net of cash used for originations, which relates to the wind-down of business lines that are not part of our modern retirement solutions platform.
Investing Cash Flow
The increase of $6.3 million in cash provided by our investing activities during the nine months ended September 30, 2024 compared to the 2023 period was primarily attributable to a $386.5 million decrease in cash used for purchases and originations of loans held for investment, net of proceeds/payments, and a $140.9 million cash outlay for the AAG Transaction in the 2023 period. This was partially offset by a decrease of $378.0 million in proceeds/payments on loans held for investment, subject to nonrecourse debt, net of cash used for purchases and originations, a decrease of $80.1 million in proceeds from the sale of MSR, and a decrease in net proceeds from the sale of businesses of $68.2 million.
Financing Cash Flow
The increase of $291.5 million in cash provided by our financing activities during the nine months ended September 30, 2024 compared to the 2023 period was primarily driven by a $728.6 million increase in proceeds on other financing lines of credit, net of payments. This was partially offset by a $133.6 million decrease in proceeds from issuance of nonrecourse debt, net of payments, and by a $285.4 million increase in payments on HMBS related obligations, net of proceeds.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. These covenants are measured at our holding company subsidiary or our operating subsidiaries. The Company was in compliance with the financial covenants as of September 30, 2024. Refer to Note 11 - Other Financing Lines of Credit in the Notes to Condensed Consolidated Financial Statements for additional information.

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
As of September 30, 2024 and December 31, 2023, FAR was in compliance with the net worth and liquidity requirements. FAR’s actual ratio of tangible net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS securitizations do not meet the requirements of sale accounting. As a result, the Company accounts for HECM loans transferred into HMBS securitizations as secured borrowings and continues to recognize the loans as held for investment, subject to HMBS related obligations, along with the corresponding liability for the HMBS related obligations. FAR received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
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
Refer to Note 18 - Liquidity and Capital Requirements in the Notes to Condensed Consolidated Financial Statements for additional information.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of September 30, 2024, our debt obligations were $28.3 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
Warehouse Lines of Credit
Reverse mortgage facilities
As of September 30, 2024, we had $995.0 million in warehouse lines of credit capacity collateralized primarily by first lien mortgages with a $576.5 million aggregate principal amount drawn through eight funding facility arrangements with seven active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans, or as loan and security agreements under which eligible loans are pledged to the lender as collateral. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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
The following table presents additional information about our warehouse facilities as of September 30, 2024 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	Outstanding Balance
Committed	June 2025 - September 2025	$335,000	$321,757
Uncommitted	November 2024(1) - October 2026	660,000	254,718
Total reverse warehouse facilities		$995,000	$576,475
(1) The warehouse line of credit with a maturity date in November 2024 has been renewed subsequent to September 30, 2024.
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
Other Secured Lines of Credit
As of September 30, 2024, we collectively had $513.3 million in additional secured facilities with $478.1 million aggregate principal amount drawn through credit agreements or master repurchase agreements with six funding facility arrangements and five active lenders. These facilities are secured by, among other things, eligible asset-backed securities, HECM MSR, and HECM tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under our facilities, we generally transfer the assets at a haircut, which serves as the primary credit enhancement for the lender. Four of these facilities are guaranteed by FAH, a consolidated subsidiary of the Company.
The following table presents additional information about our other financing lines of credit as of September 30, 2024 (in thousands):

Other Financing Lines of Credit	Maturity Date	Total Capacity	Outstanding Balance
Committed	Various(1)	$473,304	$448,609
Uncommitted	October 2025	40,000	29,484
Total other secured lines of credit		$513,304	$478,093
(1) These lines of credit are tied to the maturity date of the underlying mortgage related assets or HECM MSR that have been pledged as collateral.
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
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with all financial covenants as of September 30, 2024.
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
As of September 30, 2024, we had HMBS related obligations of $18.3 billion and HECM pledged as collateral to the pools of $18.5 billion, both carried at fair value.

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
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include reverse mortgage loans that were previously repurchased out of a HMBS pool, which are referred to as HECM buyouts, commercial mortgage loans, and non-agency reverse mortgages. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the Condensed Consolidated Statements of Financial Condition as loans held for investment, subject to nonrecourse debt, at fair value, and nonrecourse debt, at fair value. As of September 30, 2024, we had nonrecourse debt-related borrowings of $8.5 billion.
Notes Payable
2025 Unsecured Notes
On November 5, 2020, FOAF, a consolidated subsidiary of the Company, issued $350 million aggregate principal amount of 2025 Unsecured Notes. The 2025 Unsecured Notes bear interest at a rate of 7.875% per year, payable semi-annually in arrears on May 15 and November 15 beginning on May 15, 2021. The 2025 Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by FoA and each of FoA’s material existing and future consolidated domestic subsidiaries, excluding FOAF and subsidiaries.
In accordance with the agreement, FOAF may redeem some or all of the 2025 Unsecured Notes at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium as of the redemption date under the terms of the indenture and accrued and unpaid interest. The redemption price during the twelve-month period following November 15, 2023 and at any time after November 15, 2024 is 101.969% and 100%, respectively, of the principal amount plus accrued and unpaid interest thereon. Upon the occurrence of a change of control, the holders of the 2025 Unsecured Notes will have the right to require FOAF to make an offer to repurchase each holder’s 2025 Unsecured Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
The 2025 Unsecured Notes contain covenants limiting, among other things, FOAF and its restricted subsidiaries’ ability to incur certain types of additional debt or issue certain preferred shares, incur liens, make certain distributions, investments and other restricted payments, engage in certain transactions with affiliates, and merge or consolidate or sell, transfer, lease, or otherwise dispose of all or substantially all of FOAF’s assets. These incurrence-based covenants are subject to exceptions and qualifications. Many of these covenants will cease to apply during any time that the 2025 Unsecured Notes have investment grade ratings and no default with respect to the 2025 Unsecured Notes has occurred and is continuing. The Company was in compliance with all required covenants related to the 2025 Unsecured Notes as of September 30, 2024.
FoA’s existing owners or their affiliated entities, including Blackstone and Brian L. Libman, FoA’s founder and chairman, purchased notes in the offering in an aggregate principal amount of $135.0 million.
In October 2024, certain of the direct and indirect subsidiaries of the Company entered into an exchange of the 2025 Unsecured Notes with certain holders. Refer to Note 21 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.
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

Contractual Obligations and Commitments
The following table provides a summary of obligations and commitments outstanding as of September 30, 2024 (in thousands):

	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Warehouse lines of credit	$576,475	$486,165	$90,310	$—	$—
HECM MSR line of credit	69,231	—	—	69,231	—
Other secured lines of credit	408,862	11,074	29,484	—	368,304
Nonrecourse debt	8,861,083	2,349,839	4,559,500	850,492	1,101,252
Notes payable(1)	435,744	—	435,744	—	—
Operating leases	38,258	5,321	10,087	7,167	15,683
Total	$10,389,653	$2,852,399	$5,125,125	$926,890	$1,485,239
(1) The $350 million aggregate principal amount of the 2025 Unsecured Notes due November 15, 2025 were exchanged subsequent to the balance sheet date. Refer to Note 21 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.
In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans in the Condensed Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS related obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned properties. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $17.5 billion as of September 30, 2024.
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
The following table summarizes the estimated change in the fair value of our significant assets and liabilities sensitive to interest rates as of September 30, 2024 (in thousands):

	September 30, 2024
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Loans held for investment, subject to HMBS related obligations	$31,051	$(30,833)
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	122,748	(120,592)
Commercial mortgage loans	75	(75)
Loans held for investment:
Reverse mortgage loans	6,709	(6,460)
Total assets	$160,583	$(157,960)

Increase (decrease) in liabilities
HMBS related obligations	$26,918	$(26,684)
Nonrecourse debt	49,275	(49,145)
Total liabilities	$76,193	$(75,829)

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, and the information described above in this Item 4, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Executive Compensation Matters
On November 7, 2024, upon the recommendation of the Compensation Committee, the Board of Directors of the Company granted options to certain officers of the Company, in recognition of their leadership and service to the Company, including in connection with recent strategic initiatives. Grants were made to the Company’s named executive officers and chief financial officer, in the amounts set forth below pursuant to the Finance of America Companies Inc. 2021 Omnibus Incentive Plan and the form of Option Grant Notice and Option Agreement, substantially in the form attached hereto as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
The options vest on the second anniversary from the date of grant (subject to the officer’s continued employment on the vesting date), are exercisable for a period of five years from the date of grant (on a one-for-one basis for Class A LLC Units of FoA Equity, which are exchangeable for shares of Class A Common Stock of the Company on a one-for-one basis), and have an exercise price equal to $25.00, which exceeds the fair market value of one share of Class A Common Stock of the Company on the date of grant.

Officer	Title	Number of Options
Graham A. Fleming	Chief Executive Officer	200,000
Kristen N. Sieffert	President	150,000
Matthew A. Engel	Chief Financial Officer	45,000
Jeremy E. Prahm	Chief Investment Officer	200,000

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp; Finance of America Equity Capital LLC; Finance of America Companies Inc.; RPLY Merger Sub LLC; RPLY BLKR Merger Sub LLC; Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P.; Blackstone Tactical Opportunities Associates – NQ L.L.C.; the Sellers; and the Seller Representative.	8-K	2.1	4/7/2021
2.2	Letter Agreement, dated April 1, 2021, by and among Seller Representative and Replay.	8-K	2.2	4/7/2021
2.3	Letter Agreement, dated April 5, 2021, by and among Seller Representative and Replay.	8-K	2.3	4/7/2021
2.4	Letter Agreement, dated March 31, 2021, by and among Family Holdings; TMO; BTO Urban; BTO Urban Holdings II L.P.; and ESC.	8-K	2.4	4/7/2021
3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.2	4/7/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.1	7/26/2024
3.3	Amended and Restated Bylaws of Finance of America Companies Inc.	8-K	3.3	4/7/2021
10.1	Form of Option to Acquire LLC Units				X
31.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Section 13(r) Disclosure.				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X
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

Finance of America Companies Inc.
Date:	November 8, 2024	By:	/s/ Matthew A. Engel
Matthew A. Engel
Chief Financial Officer
(Principal Financial Officer)