Form 10-K
period 2024-12-31
Finance of America Companies Inc.
filed 2025-03-14
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last closing price of the shares of the registrant’s Class A Common Stock on The New York Stock Exchange, was $25.4 million.

As of March 11, 2025, there were 10,711,674 shares of the registrant’s Class A Common Stock issued and outstanding, and 14 shares of the registrant’s Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, are incorporated herein by reference in Part III.

Finance of America Companies Inc. Annual Report on Form 10-K Table of Contents

Part I

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” “FOA,” or the “Company” refer to Finance of America Companies Inc. and its consolidated subsidiaries. References to “FOA Equity” are to Finance of America Equity Capital LLC, a Delaware limited liability company, that the Company controls in an “UP-C” structure.

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

Forward-Looking Statements

This Annual Report on Form 10-K for the year-ended December 31, 2024 (the “Form 10-K”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “budgets,” “forecasts,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including, among others, those described under “—Summary of Risk Factors,” “Part I—Item 1A. Risk Factors” and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the Form 10-K. All of these factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. For further information on these and other risk factors affecting us, as such factors may be amended and updated from time to time in the Company’s subsequent periodic filings with the Securities and Exchange Commission (the “SEC”), please visit the SEC’s website at www.sec.gov. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of the Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

Summary of Risk Factors

A summary of the principal factors that create risk in investing in our securities and might cause actual results to differ from projections made in forward-looking statements is set forth below. In addition to the other information in the Form 10-K, the following risk factors should be considered carefully in evaluating the Company and our business:

•our ability to (1) expand our customer base and acquire and originate reverse mortgage loans efficiently while maintaining loan origination quality, (2) finance our reverse mortgage portfolio, and (3) profitably securitize or otherwise monetize our reverse mortgage portfolio, all of which will in turn depend upon our ability to manage the unique challenges presented by operating as a unified modern retirement solutions platform;
•our ability to realize the anticipated benefits of the efforts we have undertaken to transition to a unified lending platform and to streamline and enhance our marketing and originations operations and digital capabilities and generally, our ability to operate our business profitably;
•our ability to respond to significant changes in prevailing interest rates and to maintain profitable business operations;

•our geographic market concentration if the economic conditions in our current markets should decline or if our current markets are impacted by natural disasters;
•our ability to achieve anticipated returns from our capital investments in technology;
•our use of estimates in measuring or determining the fair value of the majority of our assets and liabilities, which may require us to write down the value of these assets or write up the value of these liabilities if the estimates prove to be incorrect;
•our ability to prevent cyber intrusions and mitigate cyber risks;
•our Company may be adversely affected by the condition of the U.S. residential mortgage market and other economic, political, business, and/or competitive factors in our business markets and worldwide financial markets, including a sustained period of higher interest rates;
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
•our ability to repay or refinance our debt on reasonable terms as it becomes due;
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
•our ability to comply with the continued listing standards of the New York Stock Exchange (the “NYSE”);
•our common stock trading history has been characterized by low trading volume, which may result in an inability to sell your shares at a desired price, if at all; and
•our “controlled company” status under the NYSE rules, which exempts us from certain corporate governance requirements and affords stockholders fewer protections.

Item 1. Business

Finance of America Companies Inc.

Finance of America Companies Inc. (“FOA”) is a financial services holding company which, through its operating subsidiaries, is a leading provider of home equity-based financing solutions for a modern retirement. In addition, FOA offers capital markets and portfolio management capabilities primarily to optimize the distribution of its originated loans to investors.

FOA was incorporated in Delaware on October 9, 2020 and became a publicly-traded company on the NYSE in April 2021, with trading beginning on April 5, 2021 under the ticker symbol “FOA.” FOA has a controlling financial interest in FOA Equity. FOA Equity owns all of the outstanding equity interests in Finance of America Funding LLC (“FOAF”). FOAF wholly owns Finance of America Holdings LLC (“FAH”) and Incenter LLC (“Incenter” and collectively, with FOA Equity, FOAF, and FAH, known as “holding company subsidiaries”). FAH is the parent of a lending company, Finance of America Reverse LLC (“FAR”), while Incenter is the parent of operating service companies (together with FAR, the “operating subsidiaries”) that provide capital markets and portfolio management capabilities.

Through the end of the third fiscal quarter of 2022, the Company was principally focused on offering (1) a wide array of loan products throughout the United States of America (the “U.S.”), including reverse mortgage loans, traditional mortgage loans, business purpose loans to residential real estate investors, and home improvement loans, and (2) complementary lender services, such as title insurance and settlement services, to mortgage businesses. However, as described under “Organizational Transformation” below, during the fourth quarter of 2022 and calendar year 2023, the Company exited multiple business lines, including its traditional mortgage lending segment, its commercial lending segment, its home improvement lending business, and its lender services businesses, and shifted its focus to developing a streamlined retirement solutions business. In 2024, the Company focused on unifying and enhancing its streamlined retirement solutions business and solidifying its position as a leading provider of home equity-based financing solutions for a modern retirement.

Our strategy and long-term growth initiatives are built upon a few key fundamental factors:

•We are focused on growing our core retirement solutions business, which benefits from demographic and economic tailwinds. We believe we can continue to enhance, expand, and more effectively dispatch our innovative suite of home equity-based financing solutions to help senior homeowners achieve their retirement goals.
•We distribute our products through multiple channels and utilize flexible technology platforms in order to scale our business and manage costs efficiently.
•We connect borrowers with investors. Our consumer-facing business leaders interface directly with the investor-facing professionals in our Portfolio Management segment, facilitating the development of attractive lending solutions for our customers with the confidence that the loans we generate can be efficiently and profitably sold to a deep pool of investors, either directly via whole-loan sales or indirectly via the issuance and sale of mortgage-backed securities. We seek to programmatically and profitably monetize our loans, which minimizes capital at risk, while often retaining a future performance-based participation interest in the underlying cash flows of our monetized loans.

We are a leading provider of home equity-based financing solutions for a modern retirement, offering innovative financing tools to help homeowners aged 55 and over make the most of their housing wealth and achieve a more secure retirement. Today, we are principally focused on offering reverse mortgage loan products throughout the U.S. We believe the U.S. home equity market opportunity is strong and that reverse mortgages are a key component in addressing an existing underserved market of seniors in the U.S. Based on U.S. census data, the U.S. population aged 65 and over grew nearly five times faster than the total population from 1920 to 2020, with the decade before 2020 experiencing the fastest increase in the U.S. population aged 65 and over since 1880 to 1890. According to data published by the Administration for Community Living (an operating division of the U.S. Department of Health and Human Services), this growth resulted in 57.8 million Americans aged 65 and over in 2022, representing more than 1 in every 6 Americans, and the population of Americans aged 65 and over is projected to reach over 78 million by 2040. While the number of Americans at retirement age is increasing and projected to continue to increase, Americans are often not financially prepared for retirement, with the aggregate retirement savings shortfall estimated to be $3.68 trillion, according to an estimate from the Employee Benefit Research Institute. However, according to data from Statista, over 79% of Americans aged 65 and over own their home. Further, based on quarterly estimates published by the National Reverse Mortgage Lenders Association in conjunction with RiskSpan, Inc., homeowners aged 62 and over have $14 trillion in home equity as of the third quarter of 2024. Therefore, a reverse mortgage loan represents a practical solution for a significant portion of the senior population, but only 2% of the population aged 62 and over currently utilizes a reverse mortgage loan according to a report published by Reverse Mortgage Insight from June 2022. We believe that we can meaningfully increase penetration of this addressable market because our offerings are specifically designed to unlock home equity for homeowners aged 55 and over.

Through FAR, the Company originates, acquires, and services (in partnership with third-party subservicers) home equity conversion mortgages (“HECM”), which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, and non-agency reverse mortgage loans, which are not insured by the FHA. We have launched several non-agency reverse mortgage loan products to serve the U.S. senior population and have plans for additional innovative products to satisfy this vast and largely underserved market. For example, in 2023, we launched a non-agency second lien reverse mortgage loan product, second in priority behind the first lien of an existing traditional forward mortgage loan or home equity line of credit collateralized by the same mortgaged property. In 2024, we invested more capital and resources into the second lien product, including marketing and digital efforts, in order to expand its reach through a leading broker facing platform and expansion of the product to additional states. The launch and expansion of the second lien product has enabled us to serve borrowers who already have and desire to maintain a low-rate primary mortgage but want the convenience of a flexible second lien with no required monthly principal and interest payments, exemplifying our commitment to meet and serve new kinds of borrowers whose needs are not satisfied by existing available products. We are a leader in this market and we are focused on developing and offering products for borrowers with interest in using a reverse mortgage loan as a retirement planning tool, which we believe will continue to increase our addressable customer base and ultimately raise our origination volumes.

We originate loans through a retail channel (consisting primarily of a centralized retail platform) and a third-party originator (“TPO”) channel (consisting primarily of a network of mortgage brokers). In 2024, we took steps to streamline and enhance our marketing and originations operations and digital capabilities. As described in further detail below under “Organizational Transformation—Integration of AAG/Bloom Assets; Brand Unification,” we transitioned our sales teams onto one loan origination system, making our origination operations more efficient, and unified under the single brand name “Finance of America,” creating a recognizable identity that clarifies the Company’s offerings in the market. This brand unification included the launching of new brand assets across the Company’s platforms. Further, in the second quarter of 2024, we modified our go-to-market strategy within our retail channel to focus on our most efficient business lines and stepped away from business lines and campaigns that had been less effective. Additionally, efforts are underway to develop our digital capabilities. Our digital innovation strategy is designed to deliver financial services to seniors in a way that is both modern and user friendly. We are working to build a digital channel that will supplement our existing lines of business and leverage automated digital tools to improve efficiency and the overall ease of transacting. We are similarly engaging in efforts to refine the systems used by our mortgage broker partners to improve the efficiency and ease of originations via our TPO channel. We believe these efforts will increase brand and product recognition and awareness within the addressable market of U.S. seniors and among mortgage brokers, make our marketing efforts and originations processes more efficient and less costly, improve the originations experience for borrowers and mortgage broker partners, expand the number and depth of our relationships with borrowers and mortgage broker partners, and ultimately raise our origination volumes.

Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which Ginnie Mae guarantees, and sell the HMBS in the secondary market while retaining the rights to service the HECM. When HECM are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM previously securitized into an HMBS, we securitize them into privately placed mortgage-backed securities or hold them for investment. In November 2024, Ginnie Mae announced the finalized term sheet for its HMBS 2.0 program expected to be implemented in 2025. Once implemented, the HMBS 2.0 program will enable us to securitize into HMBS additional HECM that are required to be bought out of pools of HECM securitized pursuant to Ginnie Mae’s existing HMBS program or otherwise not eligible for securitization pursuant to Ginnie Mae’s existing HMBS program (subject to expanded eligibility parameters applicable to the HMBS 2.0 program), increasing the HECM that we are able to securitize into HMBS. We both securitize non-agency reverse mortgage loans into mortgage-backed securities sold to investors and sell them as whole loans to investors. We may also decide to strategically hold certain non-agency reverse mortgage loans for investment. The capabilities provided by the Portfolio Management segment allowed us to complete several issuances and sales of mortgage-backed securities backed by our loan products in 2024, including our first issuance and sale of mortgage-backed securities backed exclusively by our non-agency second lien reverse mortgage loan product, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.

Our lending model is supported by a robust funding structure financed by an established and diversified mix of capital partners. We maintain and monitor our liquidity in order to fund our loan origination business, manage day-to-day operations, and protect against unforeseeable market events. In 2024, our Company entered into two new warehouse lines of credits with financial institutions that were new to reverse mortgage lending. As of December 31, 2024, we had $1.6 billion of committed or uncommitted loan funding capacity, comprised of 14 lending facilities with 11 different counterparties. As of December 31, 2024, we had $0.7 billion of liquidity sources available to fund continuing operations, comprised of (i) $47.4 million of cash and cash equivalents and (ii) $0.7 billion of undrawn warehouse lines of credit.

We believe that our culture plays a significant role in producing superior outcomes for both our customers and our business. The unification of the Finance of America Reverse LLC (FAR) and American Advisors Group (AAG) brands under the single brand name “Finance of America” described below under “Organizational Transformation—Integration of AAG/Bloom Assets; Brand Unification” fostered a fully unified culture driven by a core set of values adopted across our organization in furtherance of Finance of America’s mission to help people live retirement to the fullest.

We believe our involvement in the loan process throughout its life cycle coupled with our commitment to our mission gives us the ability to deliver a value proposition unmatched in the industry.

Organizational Transformation

During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines, while enhancing our reverse mortgage loan business through the acquisition of operational assets from American Advisors Group, now known as Bloom Retirement Holdings Inc. (“AAG/Bloom”). In 2024, the Company completed the integration of the operational assets acquired from AAG/Bloom and unified its brands under the single brand name “Finance of America.” These efforts, described in further detail below, transformed our business from a vertically integrated lending and complementary services platform to a unified modern retirement solutions platform.

Transactions Relating to Discontinued Business Lines

On October 20, 2022, the Board of Directors of the Company authorized a plan to discontinue the operations of the Company’s traditional mortgage lending segment operated by FAH’s subsidiary Finance of America Mortgage LLC (“FAM”), other than its home improvement lending business, which process commenced in the fourth quarter of 2022 and was completed on February 28, 2023. On August 31, 2023, the Company entered into an agreement to sell certain operational assets of the home improvement lending business. This transaction closed on September 15, 2023. In connection with such transaction, the Company began the process of winding down the operations of the home improvement lending business, which was substantially complete as of March 31, 2024.

On February 1, 2023, Incenter entered into an agreement to sell one hundred percent of (i) the issued and outstanding shares of capital stock of Agents National Title Holding Company (“ANTIC”), a direct subsidiary of Incenter and an indirect subsidiary of the Company, and (ii) the issued and outstanding membership interests of Boston National Holdings LLC (“BNT”), a direct subsidiary of Incenter and an indirect subsidiary of the Company. The closing of the ANTIC and BNT sale was completed on July 3, 2023. On March 30, 2023, the FOA Equity Board authorized a plan to sell assets making up the remainder of the Company’s lender services businesses, with the exception of its Incenter Solutions LLC operating service subsidiary. The Company completed the sale of such assets on June 30, 2023. During the quarter ended September 30, 2023, the Company ceased the operations of its Incenter Solutions LLC operating service subsidiary. The wind-down of Incenter Solutions LLC was substantially complete as of December 31, 2023.

On February 19, 2023, the Company entered into an agreement to sell certain commercial originations operational assets of FAM, operating under the brand Finance of America Commercial. This transaction closed on March 14, 2023. In connection with the transaction, the Company discontinued the operations of and wound-down its commercial lending segment.

American Advisors Group Transaction

On March 31, 2023, FAR acquired a majority of the assets and certain of the liabilities of AAG/Bloom, including, among other things, AAG/Bloom’s retail loan originations platform, certain residential reverse mortgage loans, and the right to service certain HECM, pursuant to (i) an Asset Purchase Agreement, dated as of December 6, 2022 (the “Original Asset Purchase Agreement” and as amended by the Amendment Agreement entered into on March 31, 2023, the “Asset Purchase Agreement”), by and between the Company, FOA Equity, FAR, AAG/Bloom and, for the limited purposes described therein, Reza Jahangiri, an individual residing in the State of California (the “AAG Principal”), (ii) a Servicing Rights Purchase and Sale Agreement, dated as of December 6, 2022 (as amended, the “MSR Purchase Agreement”), by and between FAR and AAG/Bloom, and (iii) a Loan Sale Agreement, dated as of December 6, 2022 (as amended, the “Mortgage Loan Purchase Agreement” and collectively with the Asset Purchase Agreement and the MSR Purchase Agreement, the “AAG Purchase Agreements”), by and between FAR and AAG/Bloom (such acquisition, the “AAG Transaction”).

Pursuant to the AAG Purchase Agreements, in consideration for the assets acquired thereunder, on March 31, 2023, (i) FAR paid to AAG/Bloom $5.5 million in cash less cash on hand and issued to AAG/Bloom a promissory note with an aggregate principal amount of $4.5 million (which was paid in July 2023 in accordance with its terms), (ii) FAR paid off, retired, or assumed specified liabilities, (iii) the Company issued to AAG/Bloom one share of Class B Common Stock, par value $0.0001 per share, of the Company (“Company Class B Common Stock”), and (iv) FOA Equity issued to AAG/Bloom 1,969,299 Class A Units of FOA Equity (“Class A LLC Units”) (which number reflects the 10:1 reverse split of Class A LLC Units effective on July 25, 2024). Under the AAG Purchase Agreements, FOA Equity may issue to AAG/Bloom up to 1,420,067 additional Class A LLC Units upon the occurrence of certain events, 705,841 of which had been issued as of December 31, 2024 (which numbers reflect the 10:1 reverse split of Class A LLC Units effective on July 25, 2024). The maximum number of Class A LLC Units issuable to AAG/Bloom under the AAG Purchase Agreements is 3,389,366 Class A LLC Units (which number reflects the 10:1 reverse split of Class A LLC Units effective on July 25, 2024).

The aggregate Class A LLC Units issued to AAG/Bloom on March 31, 2023, together with the Class A LLC Units that have been issued or are issuable to AAG/Bloom pursuant to the Purchase Agreements, would be exchangeable for 3,389,366 shares of Class A Common Stock pursuant to the Exchange Agreement, dated as of April 1, 2021 (the “Exchange Agreement”), by and among FOA, FOA Equity, and the holders of Class A LLC Units from time to time, as an “LLC Unitholder” thereunder (which number reflects the 10:1 reverse splits of Class A Common Stock and Class A LLC Units, each effective on July 25, 2024). As of December 31, 2024, AAG/Bloom had exchanged 800,000 of the Class A LLC Units issued to it for shares of Class A Common Stock (which number reflects the 10:1 reverse splits of Class A Common Stock and Class A LLC Units, each effective on July 25, 2024).

In connection with the AAG Transaction, the Company and FOA Equity entered into an Equity Matters Agreement (the “Equity Matters Agreement”) with AAG/Bloom pursuant to which, among other things, AAG/Bloom joined and became a party to (i) the Amended and Restated Limited Liability Company Agreement, as a “Member” thereunder, (ii) the Exchange Agreement described above, as an “LLC Unitholder” thereunder, and (iii) the Registration Rights Agreement, dated as of April 1, 2021 (the “Registration Rights Agreement”), as an “Other Holder” thereunder. Pursuant to the Exchange Agreement, AAG/Bloom is permitted to exchange its Class A LLC Units for shares of Company Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Equity Matters Agreement also provides AAG/Bloom with demand rights under the Registration Rights Agreement, which would obligate the Company to file a registration statement upon a demand by AAG/Bloom starting from the date that is 71 days following the closing date of the AAG Transaction. In accordance with the foregoing, AAG/Bloom requested a registration statement from the Company and the Company timely filed a related registration statement registering the shares payable to AAG/Bloom.

Integration of AAG/Bloom Assets; Brand Unification

Beginning in the second quarter of 2023, the Company worked to integrate the operational assets acquired in connection with the AAG Transaction. In the first quarter of 2024, the Company transitioned its sales teams onto one loan origination system, completing the last step in the full integration process. In the second quarter of 2024, the Company announced that it would be unifying the Finance of America Reverse LLC (FAR) and American Advisors Group (AAG) brands under the single brand name “Finance of America,” creating a recognizable identity that clarifies the Company’s offerings in the market and sets the foundation for a modernized approach to acquisition and engagement. This brand unification became effective in the third quarter of 2024 and included the launching of new brand assets across the Company’s platforms, consisting of television advertisements, a streamlined corporate website, an enhanced social media presence, new multi-media advertising materials, and updated marketing collateral. In connection with the brand unification, the Company also aligned under a shared set of core values in furtherance of the Company’s mission to help people live retirement to the fullest.

Our Segments

In connection with the transformation of our business from a vertically integrated lending and complementary services platform to a unified modern retirement solutions platform as described above under “Organizational Transformation,” we realigned our business to operate through two reportable segments: Retirement Solutions and Portfolio Management. The Company’s previously reported Mortgage Originations (with the exception of its home improvement lending business), Commercial Originations, and Lender Services (with the exception of Incenter Solutions LLC) segments are now reported as discontinued operations.

Retirement Solutions

Our Retirement Solutions segment conducts all of our Company’s loan origination activity, including the origination and acquisition of HECM and non-agency reverse mortgage loans through both the retail and TPO channels. The Retirement Solutions segment generates revenue from fees earned at the time of loan origination as well as from the initial estimate of net origination gains, with all originated loans accounted for at fair value. Once originated, the loans are transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in the revenues of our Portfolio Management segment until final disposition.

The Company sold the operational assets of its home improvement lending business and substantially completed the process of winding down the operations of the home improvement lending business as of March 31, 2024. For reporting purposes, the previous operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations as the wind-down of the home improvement lending business was not considered by the Company to be a strategic shift that has had or will have a major effect on our operations and financial results.

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

Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, client service levels, the amount of a loan, and marketing and distribution channels. Certain of our competitor financial institutions typically have access to greater financial resources, have more diverse funding sources with lower costs of capital, and are less reliant on loan sales or securitizations of mortgage loans into the secondary markets to maintain their liquidity. Fluctuations in interest rates and general economic conditions may also affect our competitive position. During periods of rising rates, competitors that have locked in lower costs of capital may have a competitive advantage. Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, may lead to increased competition for the remaining loans. Any increase in these competitive pressures could be detrimental to our business.

Intellectual Property

We use a combination of proprietary and third-party intellectual property, all of which we believe maintain and enhance our competitive position and protect our products. Such intellectual property includes owned or licensed trademarks, trademark applications, and domain names. As we continue to expand our product offerings and enhance our digital capabilities, we expect to increase the amount of intellectual property that we use and rely upon to operate our business. The digital channel that we are working to build will in particular be reliant upon a combination of new proprietary and third-party intellectual property. We enter into confidentiality and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors, and business partners, and we strictly control access to and distribution of our intellectual property.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 747 U.S.-based employees. Of these, there were 745 full-time and two part-time employees. We had an additional six employees based in the Philippines. As of December 31, 2024, we also employed 8 full-time contractors in the U.S. and 98 part-time contractors in the Philippines. None of our employees are represented by a labor union, and we consider our employee relations to be good. Our long-term success as an organization depends upon our ability to maintain and develop our human capital.

We strive to promote a strong culture across our business that is driven by our core values: (1) be customer obsessed, they are why we exist, (2) raise the bar, (3) take extreme ownership, (4) practice genuine collaboration, and (5) unleash your excellence. These values drive our actions and decisions every day, fostering a culture of trust, collaboration, and excellence and ensuring our employees work together effectively. These objectives are accomplished through an emphasis on training and development and the provision of a comprehensive benefits package with a focus on physical and mental wellness.

Employee Training and Development

In connection with the unification under the “Finance of America” brand, we implemented internal training sessions, development workshops, and messaging to align around and emphasize our core values. These programs explore in detail what each of our core values entails, why it is important, and how employees can take actions to embrace each of our core values in their performance of their roles on a daily basis.

Further, all new employees are assigned a series of training courses during onboarding, spanning topics such as ethics and insider trading, and are required to attest to our core Company policies such as our information security policy. Such policies are also accessible to employees on the Company’s intranet site. New loan officers also participate in a comprehensive six-week instructor-led onboarding program called “Sales Academy” that encompasses practical training, real-time engagement with live leads, and personalized one-on-one coaching to our licensed reverse mortgage originators. This structured onboarding process is carefully crafted to acquaint new hires with the Company’s culture, policies, procedures, systems, and the specifics of their roles and responsibilities. The primary objective is to equip employees with the essential knowledge, skills, and resources needed to adjust quickly to their new work environment, enabling them to make meaningful contributions to the organization’s objectives.

Additionally, we have a robust compliance training program that covers an array of legal and regulatory topics. All consumer-facing employees are assigned required courses that educate them on compliance with consumer protection laws for the industries in which we operate. Required compliance training is reviewed not less than annually by representatives of the Compliance and Legal departments to ensure that necessary topics are included and that courses are assigned to all employees who are required to, or would benefit from, the training.

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

FOA utilizes a modern learning management platform that houses our centralized training and organizational development content. Compliance with consumer protection regulations is supported by robust technology and monitored by our Compliance department.

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

Regulation

Our consumer-facing business markets and provides services through a number of different channels across the U.S. We are subject to extensive regulation by federal, state, and local authorities, and a variety of statutes, rules, regulations, policies, and procedures in various jurisdictions in the U.S. If any of our loans to consumers are found to have been originated in violation of such laws, we could incur losses, which could adversely impact our results of operations, financial condition, and business.

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
•state and federal restrictions on the marketing activities conducted by telephone, mail, email, mobile device, or the internet, including the Telemarketing Sales Rule, the Telephone Consumer Protection Act, state telemarketing laws, federal and state privacy laws, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and the Federal Trade Commission Act, and their accompanying regulations and guidelines;
•federal and state laws requiring company, branch, and individual licensing for the solicitation, brokering, or third-party processing of consumer loans, including the Secure and Fair Enforcement for Mortgage Licensing Act;
•the Electronic Fund Transfer Act (which regulates electronic fund transfers to and from individual consumers);
•federal and state laws relating to the retention of records;
•federal and state laws relating to identity theft and elder abuse;
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
•restrictions imposed by the rules promulgated by the Office of Foreign Assets Control; and
•restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and current or future rules promulgated thereunder, including, but not limited to, limitations on fees charged by mortgage lenders, mortgage broker disclosures, and rules promulgated by the CFPB, which was created pursuant to Title X of the Dodd-Frank Act, also known as the Consumer Financial Protection Act of 2010 (the “CFPA”).

Consumer Financial Protection Bureau

The CFPB directly impacts the regulation of reverse mortgage loan originations and servicing in a number of ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA. Second, the CFPB has supervision, examination, and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB also has authority, under the Dodd-Frank Act and specifically the CFPA, to prevent unfair, deceptive, or abusive acts and practices in connection with the offering of consumer financial products. In 2024, the CFPB adopted rules pursuant to the CFPA, requiring nonbank financial companies to register with the CFPB when they become subject to certain local, state, or federal consumer financial protection agency or court orders. The CFPB’s jurisdiction includes those persons originating, brokering, or servicing reverse mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans.

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

Additional Information

To learn more about Finance of America Companies Inc., please visit our investor oriented website at www.financeofamericacompanies.com and our consumer oriented website at www.financeofamerica.com. From time to time, we use our investor oriented website as a channel of distribution of material Company information. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available free of charge under the Investor Relations section of our investor oriented website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the SEC. Our reports, proxy and information statements, and other information filed electronically with the SEC can also be accessed at www.sec.gov.

Our investor oriented website also provides access to reports filed by our directors, executive officers, and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters for the standing committees of our Board of Directors are available on our investor oriented website. Any information on our websites is not incorporated by reference into the Form 10-K.

Item 1A. Risk Factors

You should carefully consider the following risk factors together with all of the other information included in this report, including the financial statements and related notes, when deciding to invest in us. The risks and uncertainties described below could materially adversely affect our business, financial condition, and results of operations in future periods and are not the only risks facing the Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations in future periods.

Risks Related to the Business of the Company

The Company’s success will depend upon its ability to (1) expand its customer base and acquire and originate reverse mortgage loans efficiently while maintaining loan origination quality, (2) finance its reverse mortgage portfolio, and (3) profitably securitize or otherwise monetize its reverse mortgage portfolio, all of which will in turn depend upon its ability to manage the unique challenges presented by operating as a unified modern retirement solutions platform.

The Company is principally focused on acquiring, originating, and servicing two types of reverse mortgage loans: FHA-insured HECM and non-agency reverse mortgage loans. Generally, the Company securitizes HECM into HMBS guaranteed by Ginnie Mae and sells the HMBS in the secondary market while retaining the rights to service the HECM. When HECM are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM previously securitized into an HMBS, the Company securitizes them into privately placed mortgage-backed securities or holds them for investment. The Company both securitizes non-agency reverse mortgage loans into mortgage-backed securities sold to investors and sells them as whole loans to investors. The Company may also decide to strategically hold certain non-agency reverse mortgage loans for investment. It follows that the Company’s success is driven by the Company’s ability to (1) expand its customer base and acquire and originate reverse mortgage loans efficiently while maintaining loan origination quality, (2) finance its reverse mortgage portfolio, and (3) profitably securitize or otherwise monetize its reverse mortgage portfolio. In order to do so, the Company will need to be able to manage challenges presented by operating as a unified modern retirement solutions platform without relying on other business lines for support. Historically, under the Company’s more diversified business model, the Company may have been able to rely upon other business lines to mitigate challenges unique to its reverse mortgage business and to help support the Company’s financial condition if the reverse mortgage market experienced adverse circumstances.

The Company’s ability to expand its customer base and acquire and originate reverse mortgage loans efficiently depends in part upon its ability to develop and offer innovative non-agency products to satisfy the needs of the vast and largely underserved U.S. senior population. This will depend upon the Company’s ability to successfully identify the needs of the U.S. senior population and develop attractive products that successfully address those needs. Further, before offering a new non-agency product in a state, the Company is required to obtain regulatory approvals required in such state. Currently certain of the Company’s non-agency products are only available in a limited number of states due to the time necessary to obtain regulatory approvals. In certain states, there may be statutory impediments to being able to offer certain products. If the Company experiences delays in obtaining regulatory approvals for non-agency products or is not able to obtain regulatory approvals in certain states, particularly larger states or states with a larger proportional share of seniors, then the Company’s origination volumes for non-agency products, and ultimately its profitability, may be adversely impacted.

The Company’s ability to expand its customer base and to acquire and originate reverse mortgage loans efficiently also depends in part upon its ability to communicate its product offerings to the U.S. senior population and mortgage broker partners and its ability to engage and transact with interested customers and mortgage broker partners. This will in turn depend upon the Company’s ability to successfully develop and implement sales and marketing strategies to communicate the “Finance of America” brand and available offerings. This will also depend upon the Company’s ability to develop and leverage digital tools to engage with customers and mortgage broker partners in a modern and user friendly way that improves efficiency and the overall ease of transacting. See “—We may fail to realize the anticipated benefits of the efforts we have undertaken to transition to a unified lending platform and to streamline and enhance our marketing and originations operations and digital capabilities.”

As a business principally focused on the reverse mortgage loan market, the Company will need to be able to successfully manage its liquidity and securitize or otherwise monetize its originated loans profitably. Reverse mortgage origination is a “cash-light” business because reverse mortgage borrowers are generally not required to make principal and interest payments until loan maturity. Therefore, there are limited interim cash flows paid to the originator prior to the loans being monetized via a securitization or whole-loan sale. In order to maintain sufficient liquidity to continue to originate new loans and operate our business, the Company relies on the availability of warehouse financings as well as an active secondary market for its loans. Should the Company not be able to maintain sufficient access to warehouse financings or not be able to sell its reverse mortgage loans, or mortgage-backed securities backed by its reverse mortgage loans, into the secondary market, it could have a material adverse effect on our liquidity, financial condition, performance, and business. See “—Risks Related to Our Lending Business—If we are unable to obtain sufficient capital to meet the financing requirements of our business, or if we fail to comply with our debt agreements, our business, financing activities, financial condition, and results of operations will be adversely affected.” Additionally, in circumstances where the unpaid principal balance (“UPB”) of a HECM securitized into an HMBS issued pursuant to Ginnie Mae’s existing HMBS program reaches 98% of the maximum claim amount (which is the maximum FHA insurance amount available for a HECM), the Company is required under Ginnie Mae guidelines to repurchase such HECM from the securitization, which requires the Company to maintain additional liquidity or access to capital (in the form of financing capacity or otherwise). The Company may also be required to satisfy repurchase demands pursuant to its non-agency loan securitizations and purchase and sale agreements with investors from time to time. If the Company is required to satisfy significant repurchase requirements simultaneously, the Company may not have sufficient liquidity or access to capital available to satisfy such demands, which would have a material adverse effect on our business, financial condition, and results of operations. The Company will also need to manage its liquidity and maintain sufficient access to capital to enable the Company to service its existing indebtedness, including to pay amounts due in 2025 with respect to certain debt facilities. See “—Risks Related to Our Indebtedness—Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, or our ability to pay our debts, and could divert our cash flow from operations to debt payments” and “—Risks Related to Our Indebtedness —We are required to repay certain debt facilities in whole or in part in 2025 and such payments will require access to capital, which may not be available from cash flows resulting from our subsidiaries’ operations or from third-party sources on favorable terms, or at all, at the time of repayment, especially in light of current market conditions, which could adversely affect our financial position.”

We may fail to realize the anticipated benefits of the efforts we have undertaken to transition to a unified lending platform and to streamline and enhance our marketing and originations operations and digital capabilities.

In 2024, the Company transitioned its sales team onto one loan origination system, completing the last step in the process of integrating the operational assets acquired from AAG/Bloom, and unified its Finance of America Reverse LLC (FAR) and American Advisors Group (AAG) brands under the single brand name “Finance of

America.” This brand unification included the launching of new brand assets across the Company’s platforms, consisting of television advertisements, a streamlined corporate website, an enhanced social media presence, new multi-media advertising materials, and updated marketing collateral. In connection with the brand unification, the Company also aligned under a shared set of core values in furtherance of the Company’s mission to help people live retirement to the fullest. Further, in the second quarter of 2024, the Company modified its go-to-market strategy within its retail channel to focus on its most efficient business lines and stepped away from business lines and campaigns that had been less effective. Additionally, the Company is working to build a digital channel that will leverage automated digital tools and supplement the Company’s existing lines of business and is engaging in efforts to refine the systems used by its mortgage broker partners.

The Company anticipates that these efforts to transition to a unified lending platform and to streamline and enhance its marketing and originations operations and digital capabilities will result in certain benefits, including optimizing operational efficiency, achieving cost synergies, creating a unified corporate culture, fostering product innovation, increasing brand and product recognition and awareness within the addressable market of U.S. seniors and among mortgage brokers, improving the originations experience for borrowers and mortgage broker partners, expanding the number and depth of the Company’s relationships with borrowers and mortgage broker partners, and ultimately raising the Company’s origination volumes. However, the Company may fail to realize the anticipated benefits of these efforts for a variety of reasons, including the following:

•failure to efficiently utilize integrated resources;
•failure to instill the Company’s core values across the entirety of the organization;
•failure to leverage enhanced organizational capabilities to innovate and capitalize on market opportunities;
•failure to successfully manage relationships with customers, loan investors, and mortgage brokers who previously had relationships specifically with Finance of America Reverse LLC or American Advisors Group;
•failure to effectively coordinate sales and marketing efforts to communicate the “Finance of America” brand and available offerings to potential customers and the market generally;
•failure to develop and expand reverse mortgage customers;
•failure to identify opportunities for technology and system improvements;
•failure to successfully develop and/or implement innovative technologies and technological and system improvements in a cost-efficient and time-efficient manner;
•failure to effectively utilize enhanced technological and system capabilities; and
•failure to mitigate expanded risks that may be presented by new technologies.

See “—Our capital investments in technology may not achieve anticipated returns” and “—We are incorporating artificial intelligence technologies into our processes. These technologies may present business, compliance, and reputational risks.”

While we generated a net profit in 2024, we have a recent history of net losses and we may not maintain profitability in the future due to the risks and uncertainties associated with operating as a unified modern retirement solutions platform.

We generated a net profit of $35.7 million for the year ended December 31, 2024. However, we generated net losses of $218.2 million, $715.5 million and $1,176.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our accumulated deficit was $698.9 million, $714.4 million, $634.3 million and $443.6 million as of December 31, 2024, 2023, 2022 and 2021, respectively. As described under “Item 1. Business—Organizational Transformation” in the Form 10-K, to reduce ongoing losses and increase liquidity, the Company entered into a series of strategic transactions during the fourth quarter of 2022 and calendar year 2023 and undertook additional efforts in 2024 to transform our business from a vertically integrated lending and complementary services platform to a unified modern retirement solutions platform.

Our ability to maintain profitability will depend on our future expenses and our ability to generate revenue, which are difficult to predict due to the risks and uncertainties associated with operating as a unified modern retirement solutions platform, as outlined herein. The savings and efficiencies we achieve from operating as a unified modern retirement solutions platform may be less significant than we expect. Further, operating our transformed business model may be more costly than we anticipate and may not result in the revenue growth that we expect. If we incur losses again in the future, such future losses will have an adverse effect on our stockholders’ equity and liquidity. If we are unable to sustain profitability, the market price of our Class A Common Stock may significantly decrease and our ability to raise capital, expand our business, or continue our operations may be impaired.

Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates due to U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our operations, financial performance, and earnings.

Our operations, financial performance, and earnings are significantly impacted by prevailing interest rates, which are in turn affected by U.S. monetary policies and macroeconomic conditions such as inflation fluctuations, recessions, consumer confidence, and demand. Inflation rates increased significantly during the course of 2022 and remained relatively high compared to historical averages in 2023 and, to a lesser extent, 2024, though inflation rates decreased in the second half of 2024 relative to those experienced in prior recent periods. In response to these high inflation rates, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) increased interest rates eleven times over the course of 2022 and 2023, which negatively impacted the demand for mortgage financing, our loan production volume, and our overall revenues. The Federal Reserve did subsequently decrease interest rates three times during the final four months of 2024, back to December 2022 levels, but indicated that it only projected two interest rate reductions in 2025. Our revenues related to continuing operations were $234 million in fiscal year 2023 and $338 million in fiscal year 2024. Our revenues specific to the Retirement Solutions segment were $149 million in fiscal year 2023 and $206 million in fiscal year 2024. Inflation rates may remain relatively high for an extended period of time, which may in turn result in a sustained period of higher interest rates. In addition, interest rates and the liquidity of the mortgage-backed securities (“MBS,” which includes HMBS) market may be impacted by the Federal Reserve increasing the federal funds rate, tapering MBS purchases, or selling MBS.

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

A decrease in prevailing interest rates could:

•cause an increase in the expected volume of new loans and loan refinancings, which would negatively impact the fair value of our mortgage servicing rights (“MSR”) and residual securities; and
•reduce our earnings from our custodial deposit accounts.

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

Any of the increases or decreases discussed above could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Our geographic concentration could materially and adversely affect us if the economic conditions in our current markets should decline or if our current markets are impacted by natural disasters.

As of December 31, 2024, 44% of our reverse mortgage loans (by unpaid principal balance) were secured by properties in the state of California. As a result of this geographic concentration, the size and quality of our loan portfolio, which impacts our ability to collect origination fees, monetize our originated loans, and collect on the loans we hold, are largely dependent on economic conditions in California. Adverse changes in the California economy may be caused by inflation, recession, unemployment, state or local real estate laws and regulations, or other factors beyond our control. Such adverse changes could disproportionately impact the demand for our products and services as compared to other lenders with more geographically diversified operations, impacting the size of our loan portfolio and, accordingly, negatively affecting the results of our operations. Adverse changes in the California economy could also result in decreases in real estate values in California, adversely impacting the value of the properties used as collateral for loans to our borrowers. If the value of such properties decreased, it may in turn make the related loans less attractive to investors and therefore more difficult to monetize. Due to the non-recourse nature of reverse mortgage loans, we may ultimately incur losses on any such loans that we hold to maturity if the decreased value results in the property being sold for less than the loan balance at maturity, though such risk is mitigated in the case of HECM due to our ability to assign HECM to HUD or collect proceeds from FHA loss claims. Further, such adverse economic changes may adversely impact the ability of our borrowers to make timely tax and insurance payments and otherwise comply with the conditions of their loans, which could result in an increase in defaults and in turn faster maturities and increased risk of losses on such loans.

In addition, properties located in California may be more susceptible to certain natural disasters, such as wildfires, earthquakes, and mudslides. For example, in January 2025 a series of wildfires started in the Los Angeles, California metropolitan area and spread quickly, causing damage to and/or destroying a significant number of properties. As of February 28, 2025, based on information from Los Angeles County made available to us by our Subservicer, 72 of the reverse mortgage loans on our balance sheet with a total unpaid principal balance of $71.8 million are collateralized by mortgaged properties with respect to which the related residential dwelling suffered damages from such wildfires resulting in a greater than 50% decrease in the value of the residential dwelling (without taking into account the value of the land related to such mortgaged properties). We require borrowers to have standard hazard insurance policies in place that generally cover damages caused by fires in an amount not less than one hundred percent (100%) of the insurable value of the mortgaged property, but in no event less than the minimum amount necessary to fully compensate for any damage or loss on a replacement cost basis. However, with respect to mortgaged properties in California, if the related insurer determines there is a heightened risk of property damage due to wildfires, such insurer may elect not to renew the related hazard policies or may charge higher premiums. This may result in an increase in lapsed policies or insufficient coverage and an increase in expenses for our Company as servicer, as we generally force-place hazard insurance, with coverage retroactive to the date of last known coverage to avoid a gap in coverage for any time period. We, in conjunction with our Subservicer, actively monitor hazard claims with respect to properties impacted by natural disasters to ensure customer satisfaction and that properties are restored to pre-damage condition, with flexibility to assist with alternative resolution paths. However, no assurance can be given as whether the Company will be successful in its servicing strategy and minimizing losses in respect of loans impacted by natural disasters. Further, certain natural disasters are not covered by standard hazard insurance, such as earthquakes. Even for properties located in an earthquake prone area, we and other lenders in the market area may not require earthquake insurance as a condition of making a loan. If there is a major earthquake, fire, mudslide or other natural disaster, we face the risk that many of our borrowers may experience uninsured property losses and other adverse economic consequences, which could in turn have a material and adverse impact on our business, as further described under “—Our business is subject to the risks of earthquakes, fires, floods, and other natural catastrophic events, which may increase in frequency or severity as a result of global climate change, and to interruption by man-made issues such as strikes, wars, and civil unrest.”

Our capital investments in technology may not achieve anticipated returns.

Our business is becoming increasingly reliant on technology investments and the returns on these investments are not always predictable. We are currently making, and will continue to make, significant technology investments to support our service offerings and to implement improvements to our customer-facing and mortgage broker-facing technology and information processes in order to more efficiently operate our business, improve the experience of our customers and mortgage broker partners, and ultimately remain competitive and relevant to our customers and mortgage broker partners. For example, we are working to build a digital channel that will supplement our existing lines of business and leverage automated digital tools to improve efficiency and the overall ease of transacting. We are similarly engaging in efforts to refine the systems used by our mortgage broker partners to improve the efficiency and ease of originations via our TPO channel. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. Selecting the wrong technology, failing to adequately support development and implementation, or failing to adequately oversee third-party service providers could result in damage to our competitive position and adversely impact our business, financial condition, and results of operations.

We are incorporating artificial intelligence technologies into our processes. These technologies may present business, compliance, and reputational risks.

Recent technological advances in artificial intelligence and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in artificial intelligence, our competitive position and business results may suffer. At the same time, use of artificial intelligence has recently become the source of significant media attention and political debate. The introduction of these technologies, particularly generative artificial intelligence, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. Some states, such as Colorado, have recently enacted comprehensive laws relating to the deployment and development of certain artificial intelligence systems. Additional states may adopt laws relating to artificial intelligence in the future. The CFPB and HUD have also provided commentary regarding the use of artificial intelligence and may take further actions in relation to the regulation of the use and development of artificial intelligence in the future. We will need to ensure that our use of artificial intelligence is in compliance with applicable regulatory requirements as they develop. See “—Risks Related to Laws and Regulations—We operate in a heavily regulated industry, and our loan origination and servicing activities expose us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state, and local levels.” In addition, our personnel could, unbeknownst to us, improperly utilize artificial intelligence and machine learning-technology while carrying out their responsibilities. The use of artificial intelligence can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies and the risk that using such technologies could result in leakage of our confidential information.

We use estimates in measuring or determining the fair value of the majority of our assets and liabilities. If our estimates prove to be incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our business, financial condition, and results of operations.

We use financial models that utilize, wherever possible, market participant data to value certain of our assets and liabilities, including warrants, our mortgage loans held for sale, MSR, derivative assets and liabilities, HMBS related obligations, and nonrecourse debt for purposes of financial reporting. We also use models to estimate the change in value of loans held for investment due to market or model input assumptions as an add back to calculate Adjusted Net Income and Adjusted EBITDA. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the models are complex because of the high number of variables that drive cash flows in each of the respective assets and related liabilities.

Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events based on information available at the time of our financial statements. Further, some of our loans and financial assets held for investment do not trade in an active market with readily observable prices and therefore, their fair value is determined using valuation models that calculate the present value of estimated net future cash flows using estimates of draws or advances, prepayment speeds, home price appreciation, forward interest rates, loss rates, discount rates, cost to service, interest from collected deposits, contractual servicing fee income, and ancillary income.

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

If the assumptions we use in our models prove to be inaccurate, if market conditions change, or if errors are found in our models or weaknesses in our model governance, we may be required to write down the value of such assets or the value of certain of our assets may decrease, which could adversely affect our business, financial condition, and results of operations. The fair value of the assets and liabilities related to our securitizations rely on forward rates of interest. Further, the durations of assets and liabilities may not match, resulting in sensitivities to specific portions of the forward curve for interest rates. If these assumptions prove to be wrong or the market for interest rates changes, we may be required to write down the net value of our assets related to our securitizations.

We continue to monitor the markets and make necessary adjustments to our models and apply appropriate management judgment in the interpretation and adjustment of the results produced by our models. This process takes into account updated information while maintaining controlled processes for model updates, including model development, testing, independent validation, and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.

Our business could suffer if we fail to attract, or retain, highly skilled employees, and changes in our executive management team may be disruptive to our business.

Our future success will depend on our ability to identify, hire, develop, motivate, and retain highly qualified and skilled personnel for all areas of our organization. Trained and experienced personnel in the mortgage industry are in high demand and may be in short supply, particularly those with training and experience specific to the reverse mortgage industry. Companies with which we compete may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our businesses, and labor expenses may increase as a result of a shortage in the supply of qualified personnel.

Additionally, the experience of our executive management team is a valuable asset to us. Our executive management team has significant experience in the financial services industry and would be difficult to replace. Disruptions in management continuity could result in operational or administrative inefficiencies and added costs, which could adversely impact our business, financial condition, and results of operations, and may make recruiting for future management positions more difficult or costly. We cannot assure you that we will be able to attract and retain key personnel or members of our executive management team, which may impede our ability to implement our current strategy or take advantage of strategic acquisitions or other growth opportunities that may be presented to us, which could materially affect our business, financial condition, and results of operations.

Our failure to implement and maintain effective internal controls over financial reporting could require us to restate financial statements and cause investors to lose confidence in our reported financial information.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs; make some activities more difficult, time-consuming, and costly; and place significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

In order to develop, maintain, and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related and audit-related costs and significant management oversight. Our internal controls, including any new controls that we develop, may become inadequate because of changes in conditions in our business. Weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to maintain effective disclosure controls and internal controls over financial reporting could have a material and adverse effect on our business, results of operations, and financial condition and could cause a decline in the trading price of our securities. See “—Risks related to Ownership of our Class A Common Stock—The Company incurs significant expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition, and results of operations” and “—Risks related to Ownership of our Class A Common Stock—The Company may not be able to effectively continue to implement and maintain controls and procedures required by the Sarbanes-Oxley Act that are applicable to us.”

We may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings, or other circumstances prior to acquiring or investing in a company or business, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls, and security environment.

We may from time to time identify opportunities to acquire another company or business. The risks associated with acquisitions include, among others:

•failing to identify or adequately assess the magnitude of certain liabilities, shortcomings, or other circumstances prior to acquiring or investing in a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls, and information security environment;
•significant costs and expenses, including those related to retention payments, equity compensation, severance pay, intangible asset amortization and asset impairment charges, assumed litigation, and other liabilities, and legal, accounting, and financial advisory fees;
•unanticipated issues in integrating information, management style, controls and procedures, servicing practices, communications, and other systems including information technology systems;
•unanticipated incompatibility of purchasing, logistics, marketing, and administration methods;
•failing to retain key employees or clients;
•inaccuracy of valuation and/or operating assumptions supporting our purchase price; and
•representation and warranty liability relating to a target’s previous lending activities.

Before making acquisitions, we conduct due diligence that we deem reasonable and appropriate based on the known facts and circumstances applicable to each acquisition, and we negotiate purchase agreements which we believe adequately protect us from undisclosed—and frequently, disclosed—existing liabilities. Nevertheless, we cannot be certain that the due diligence investigation that we carry out with respect to any acquisition opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating the target. As a result, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings, or other circumstances prior to acquiring, investing in, or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls, and security environment.

The success of our acquisitions are dependent, in part, on our ability to integrate, grow, and scale the newly acquired business into our Company efficiently, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity.

A security breach or a cyber-attack could adversely affect our results of operations and financial condition.

We collect and store certain personal and financial information from customers, employees, and other third parties. Security breaches or cyber-attacks involving our systems or facilities, or the systems or facilities of our service providers, could expose us to a risk of loss of personally identifiable information of customers, employees, and third parties or other confidential, proprietary, or competitively sensitive information, which could potentially have an adverse impact on our future business with current and potential customers, results of operations, and financial condition. We could also be subjected to cyber-attacks, such as ransomware, that could result in slow performance and loss or temporary unavailability of our information systems, adversely affecting our operational efficiency and ultimately our results of operations and financial condition. Other mortgage lenders and servicers have in the past been the subject of cyber-attacks resulting in data breaches and temporary unavailability of information systems. Mortgage lenders, servicers, and other mortgage industry participants may continue to be targeted in such attacks in the future. Globally, cyber-attacks are expected to continue accelerating in both frequency and sophistication with increasing use by malicious actors of tools and techniques that could hinder our ability to identify, investigate, and recover from incidents. Such attacks may also increase as a result of retaliation by members of foreign countries in response to actions taken by the U.S. in connection with geopolitical conflicts in many parts of the world, such as the ongoing Ukraine-Russia war and the conflicts in the Middle East. Furthermore, our employees operate under a hybrid workforce model and such model may be more vulnerable to security breaches.

We rely on encryption and other information security technologies licensed from third parties to provide security controls necessary to help in securing online transmission of confidential information pertaining to customers, employees, and other aspects of our business. A failure in our information security technologies may result in a compromise or breach of the technology that we use to protect sensitive data. A party who is able to circumvent our security measures by methods such as hacking, fraud, trickery, or other forms of deception could access sensitive personal and financial information or cause interruption in our operations. We are required to expend capital and other resources to protect against such security breaches or cyber-attacks or to remediate problems caused by such breaches or attacks. Our security measures are reasonably designed to protect against security breaches and cyber-attacks, but our failure to prevent such security breaches and cyber-attacks could subject us to liability, regulatory action, decrease our profitability, and damage our reputation. Even if a failure of, or interruption in, our systems or facilities is resolved timely or an attempted cyber incident or other security breach is successfully avoided or thwarted, it may require us to expend substantial resources or to take actions that could adversely affect customer satisfaction or behavior and expose us to reputational harm.

Information security risks have increased because of the increasing industry-wide reliance on technologies, including mobile devices, that are connected over the internet and used to process data and conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because new vulnerabilities emerge daily, uses change frequently, and attacks can originate from a wide variety of sources. The occurrence of any of these events could adversely affect our business, results of operations, and financial condition.

Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm, and adversely impact our results of operations and financial condition.

We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications, and data centers, as well as those of certain third parties and affiliates. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must be able to facilitate a loan application experience that equals or exceeds the experience provided by our competitors. Further, we are working to build a digital channel that will supplement our existing lines of business and leverage automated digital tools to improve efficiency and the overall ease of transacting. We have or may in the future experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, terrorism, war, health pandemics, and other similar events, and our disaster recovery planning may not be sufficient for all situations. This is especially applicable in the response to the COVID-19 pandemic and the shift we have experienced in having most of our employees work from their homes, as our employees access our secure networks through their home networks. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruption could interrupt or delay our ability to provide services to our clients and loan applicants, and could also impair the ability of third parties to provide critical services to us.

Reputational harm, including as a result of our actual or alleged conduct or public opinion, could adversely affect our business, results of operations, and financial condition.

Reputational risk is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including marketing, loan origination, loan servicing, debt collection practices, corporate governance, and other activities. Negative public opinion can also result from actions taken by government regulators and community organizations in response to our activities, from adverse actions taken by rating agencies, from adverse reports published by analysts, from consumer complaints, including in the CFPB complaints database, from litigation filed against us, and from media coverage, whether accurate or not. The reverse mortgage origination business as a whole had reputational issues arise after 2007, when home values were decreasing nationwide, and the only products available to consumers were HECM products. Prior to 2015, HECM products were not underwritten to confirm the ability of borrowers to pay taxes and insurance; while the proceeds provided initial cash benefits to the borrowers, if they ultimately were unable or unwilling to pay property taxes and insurance, foreclosures for default would result, and eventually the reverse mortgage borrowers would be evicted. In addition, for various reasons, borrowers would sometimes not have their spouses as co-borrowers on the reverse mortgage loan, with the result that when the borrower died, the non-borrowing spouse would be facing a due and payable balance, which they often were not able to refinance. Because absent an event of default, reverse mortgage loans only become due and payable upon the death of the borrower, and the estate or heirs may not be engaged in the post-termination resolution of the reverse mortgage, reverse mortgages end with foreclosure more often than traditional mortgages. Those public filings are aggregated and come under scrutiny by agenda-driven groups who may not understand that the borrower is not being evicted and simply believe they have spotted a pattern of foreclosure for this type of loan. These issues led to adverse publicity in the reverse mortgage industry.

The issuance of specific regulations and guidance requiring that borrowers be clearly informed regarding their obligations to pay taxes and insurance during the application process and the requirement of “financial assessment” by HUD starting in 2015 have greatly decreased the risks of default due to failure to pay taxes and insurance. HUD also provided clear guidance regarding both underwriting and servicing of loans involving non-borrower spouses, significantly decreasing the risks of those situations. Borrower counseling by a HUD-approved counseling agency is required on HECM. FAR also requires pre-application counseling by a HUD-approved counseling agency for its non-agency reverse mortgages, and also underwrites these loans for the borrower’s willingness and ability to pay property taxes and hazard insurance premiums. For its non-agency second lien product, FAR also reviews the borrower’s payment history with respect to the first lien mortgage loan on the related mortgaged property as part of its underwriting process. For its non-agency reverse mortgages, FAR has more latitude to employ a variety of loss mitigation solutions to avoid foreclosure when the borrower is still living in the home. Nevertheless, there may be situations where foreclosure is the only resolution to the loan. Further, with respect to the non-agency second lien reverse mortgage product, FAR may be limited in being able to offer loss mitigation solutions if the borrower has defaulted under their first lien mortgage loan, as the first lien mortgage loan lender typically manages the resolution and foreclosure process in such circumstances. Foreclosures where the reverse mortgage borrower is still living in the home—or even when the borrower is no longer occupying the home—may lead to increased reputational risk. Negative publicity due to actions by other reverse mortgage lenders could cause regulatory focus on our business as well. In addition, the CFPB has historically closely scrutinized reverse mortgage marketing practices, publishing a 2015 study on this topic and entering into a number of public consent orders with reverse mortgage lenders over their marketing practices. See “—Risks Related to Laws and Regulations—AAG/Bloom was subject to two separate enforcement matters with the CFPB and the Company agreed to comply with the terms of the related Orders in connection with its acquisition of operational assets from AAG/Bloom. Failure to comply with such Orders would have a detrimental impact on our business, reputation, and financial condition.”

Large-scale natural or man-made disasters, such as the recent wildfires in southern California, may lead to further reputational risk in the servicing area. Mortgaged properties are generally required to be covered by hazard insurance in an amount sufficient to cover repairs to or replacement of the residence. However, when a large scale disaster occurs, the demand for inspectors, appraisers, contractors, and building supplies may exceed availability, insurers and mortgage servicers may be overwhelmed with inquiries, mail service and other communications channels may be disrupted, borrowers may suffer loss of employment and unexpected expenses which cause them to default on payments and/or renders them unable to pay deductibles required under the insurance policies, and widespread casualties may also affect the ability of borrowers or others who are needed to effect the process of repair or reconstruction or to execute documents. Loan originations may also be disrupted, as lenders are required to reinspect properties that may have been affected by the disaster prior to funding. In these situations, borrowers and others in the community may believe that servicers and originators are penalizing them for being the victims of the initial disaster and making it harder for them to recover, potentially causing reputational damage to us. Further, if there are significant defaults in the mortgage portfolio that we service as a result of natural or man-made disasters, there are likely to be increased numbers of loans upon which we will be required to foreclose. Larger numbers of foreclosures will increase reputational risk in the mortgage area.

Moreover, the proliferation of social media websites as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate, or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets.

In addition, our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition. and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents, or even if related to practices not specific to the origination or servicing of loans, such as debt collection—could erode trust and confidence and damage our reputation among existing and potential clients. In turn, this could decrease the demand for our products, increase regulatory scrutiny, and detrimentally effect our business, financial condition, and results of operations.

Climate change, climate change-related regulation, and focus on environmental, social, and governance (“ESG”) issues may adversely affect our business and financial results and damage our reputation.

Recently, there has been growing concern from advocacy groups, government agencies, and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards, or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future. Evolving ESG rules, regulations, and stakeholder expectations have resulted in increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Developing and acting on initiatives within the scope of ESG, and collecting, measuring, and reporting ESG related information and metrics can be costly, difficult, and time consuming and is subject to evolving reporting standards, including climate-related reporting requirements that the SEC may pursue, new climate disclosure rules adopted by the state of California, and similar proposals by other U.S. regulatory bodies. Such restrictions and requirements could increase our costs or require additional technology and capital investment, which could adversely affect our results of operations.

Additionally, ESG and other sustainability matters and the adequacy of our response and disclosures relating to these matters could harm our business, including in areas such as diversity, equity, and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance, and transparency. Increasing governmental, investor, and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. Further, various third-party organizations have developed ratings processes or second party opinions (“SPOs”) for evaluating companies on their approach to ESG matters. FAR has received an SPO in connection with certain of its non-agency loan securitizations. These third-party ESG ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable ESG ratings or SPOs may lead to reputational damage and negative sentiment among our investors and other stakeholders. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. Conversely, anti-ESG sentiment has gained some momentum across the U.S. Failure to successfully manage divergent ESG-related expectations across stakeholders could erode stakeholder trust, impact our reputation, and adversely affect our business. If we are unable to adequately address such ESG matters or we fail or are perceived to fail to comply with all laws, regulations, policies, and related interpretations, it could negatively impact our reputation and our business results.

Our business is subject to the risks of earthquakes, fires, floods, and other natural catastrophic events, which may increase in frequency or severity as a result of global climate change, and to interruption by man-made issues such as strikes, wars, and civil unrest as well as health pandemics and epidemics.

Our business is subject to the risks of earthquakes, fires, floods, and other natural catastrophic events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. Such events may cause damage to our systems or operations if they were to impact areas where a significant number of our employees are located. We believe such risk is somewhat mitigated due to the lack of concentration of our employees or business in one building or metro area; however, this geographic diversity may make us more vulnerable to disruptions in technology. See “—Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm, and adversely impact our results of operations and financial condition.”

Further, natural catastrophic events, such as the recent wildfires in southern California, could result in damage to the properties of our borrowers collateralizing our loans. While the geographic distribution of our borrowers somewhat limits our physical climate risk, the impact of such events would be exacerbated if such events were to occur in areas where a significant number of our borrowers are located. See “—Our geographic concentration could materially and adversely affect us if the economic conditions in our current markets should decline or if our current markets are impacted by natural disasters.” Mortgaged properties securing the loans that we originate are required to be covered by hazard insurance customary to the area in which the property is located, however, there could be circumstances where insurance premiums have not been timely paid or the insurance coverage otherwise fails or is insufficient (for example, the National Flood Insurance Program has a cap of $250,000). Further, in certain areas, such as California, earthquake insurance is not required by HUD or other lenders generally. Additionally, as the risk and severity of weather-related natural disasters potentially increases due to climate change, it may become more difficult for borrowers to obtain affordable insurance. If a property relating to a loan held by us were to incur uninsured damage, it may be difficult to effectively monetize such loan via a sale or securitization. Due to the non-recourse nature of reverse mortgage loans, we may ultimately incur losses on the loan if the damage results in the property being sold for less than the loan balance at loan maturity. In the case of a HECM, we may also incur losses when a loan matures prior to the completion of repairs following a natural disaster, because we are required to reduce our claim to the FHA by the unrepaired damage amount. If properties relating to loans we have already sold or securitized were damaged, we would be exposed to such losses generally only if we had breached a representation or warranty under the related purchase and sale agreement. However, in cases where we have retained some credit risk, we could suffer losses. In addition, natural catastrophic events often lead to increased delinquencies and increased servicing advances, which create additional risk for us. Natural catastrophic events may also result in longer timelines to liquidate loans at maturity or to assign HECM to HUD.

In addition, strikes, war, and other geopolitical unrest as well as health pandemics and epidemics, such as the COVID-19 pandemic, could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. We may not have sufficient protection or recovery plans in certain circumstances, and our business interruption insurance may be insufficient to compensate us for losses that may occur. These types of catastrophic events may also affect loans pending origination that have been rate-locked and loans that we are holding for sale or investment. For example, our gains in connection with securitizations and loans sales, the cost of capital to our Company, and the value of our assets may be adversely affected due to economic or industry sector downturns, geopolitical tensions arising out of wars such as Russia’s ongoing war with Ukraine or the ongoing conflicts in the Middle East, and any prolonged occurrence of infectious disease or other adverse public health developments. Restrictions and regulations that result from conflicts and public health events may be complex and frequently changing, and they may impose additional legal compliance costs or business risks associated with our operations. Any escalation in such conflicts or events could lead to disruption, instability, and volatility in global markets and industries that could negatively impact our business, results of operations, and financial condition.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational and legal risks related to our business, assets, and liabilities. We are also subject to various laws, regulations, and rules that are not industry specific, including employment laws related to employee hiring, termination, and pay practices; health and safety laws; environmental laws; and other federal, state, and local laws, regulations, and rules in the jurisdictions in which we operate. The Company maintains policies and procedures for compliance with various laws and risk management efforts. Our risk management policies, procedures, techniques, and any updates thereof may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Our transformation into a unified modern retirement solutions platform may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.

As a result of the application of the acquisition method of accounting in connection with business combinations, the historical consolidated financial statements of the Company are not necessarily indicative of the Company’s future results of operations, financial position, and cash flows, and the Company has recognized, and may recognize in the future, impairment charges related to goodwill, identified intangible assets, and fixed assets.

In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, to the extent goodwill and intangible assets are recorded on the statement of financial condition, the Company is required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis and on an interim basis if there are indicators of a possible impairment. The Company will also be required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of indefinite and definite-lived assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which the Company operates or impairment in the Company’s financial performance and/or future outlook, the estimated fair value of the Company’s indefinite and definite-lived assets decreases, the Company may determine that one or more of its indefinite and definite-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets. In prior years, the Company has recognized impairment charges and may in the future be required to recognize additional impairment charges. Any such impairment charge could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Risks Related to Our Lending Business

Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.

Our success depends largely on the health of the U.S. residential real estate market, which is seasonal, cyclical, and affected by changes in general economic conditions impacted by national and global events and governmental policy initiatives that are beyond our control. The election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business in unpredictable ways. For example, the federal government has recently indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. The federal government has recently imposed tariffs on certain foreign goods, including steel and aluminum, and the Trump administration has indicated its intention to impose tariffs on imports of certain products into the U.S. and such policies have triggered reciprocal tariffs against the U.S. The Trump administration’s trade program and economic policy initiatives more generally are still in their initial stages, and rapid changes in laws with uncertain interpretation and implementation may occur. These changes may have a direct impact on economic conditions relevant to our business, including real estate values and prevailing mortgage rates, however, the extent of the impact remains uncertain. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, inflationary pressures that limit surplus cash, and increased unemployment or stagnant or declining wages affect demand for loans, borrowers’ ability to qualify for and comply with the terms of loans, and our ability to monetize and collect on loans.

Adverse economic conditions may make a loan product less attractive to a borrower due to higher associated costs, particularly in higher interest rate environments, as well lower limits on the funds a borrower is eligible to receive, particularly in environments where property values have been stagnant or are declining. This in turn decreases demand from borrowers and adversely impacts our origination volumes. Further, adverse economic conditions may make it more difficult for borrowers to qualify for a loan product due to difficulties meeting requirements with respect to assets and/or income, particularly in slow economic growth and/or high inflation environments where potential borrowers may have limited surplus cash or income, also adversely impacting our origination volumes. Similar conditions resulting in limitations on cash and/or income may also make it more difficult for a borrower to comply with the ongoing requirements associated with their loan, which in turn can result in increased advancing obligations in our role as servicer and higher rates of default. Higher rates of default will result in lower revenue for loans we service for Ginnie Mae in particular because we collect servicing fees from them only for performing loans, and may delay collection of servicing fees from some securitizations. Further, defaults may ultimately result in losses, particularly if property values are depressed and it becomes difficult to recover the outstanding loan balance via foreclosure and sale of the mortgaged property. Additionally, uncertainty or deterioration in mortgage market conditions could lead to a tightening of the credit markets, higher interest rates, and widening credit spreads, which will result in lower net proceeds in connection with loans sold or securitized in the secondary market. This can particularly be the case because higher interest rates lead to lower loan origination volumes, which generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Such events could be detrimental to our business.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Although we maintain multiple banking relationships with both national and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could constrain our liquidity and result in a loss of funds, especially where deposited amounts exceed any insured maximum level, and result in significant market volatility. Additionally, if any parties with whom we conduct business are unable to access deposits with a financial institution, funds pursuant to certain instruments, or lending arrangements with such a financial institution, the credit quality of our counterparties may be adversely impacted and limited access to funds could compromise the ability of our customers to pay their obligations to us, or to enter into new commercial arrangements with us.

Any of the circumstances described above, alone or in combination, may lead to volatility in or disruption of the credit markets at any time and may have a detrimental effect on our business.

FAR’s status as an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer is subject to compliance with each of their respective guidelines and other conditions they may impose, and the failure to meet such guidelines and conditions could have a material adverse effect on our overall business and our financial position, results of operations, and cash flows.

FAR is an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer. In connection with these approvals, FAR is subject to compliance with each of the FHA’s and Ginnie Mae’s respective regulations, guides, handbooks, mortgagee letters, and all participants’ memoranda. For example, as a Ginnie Mae issuer, FAR must meet certain minimum capital requirements, including, but not limited to, Ginnie Mae’s requirement that non-depository institutions hold equity capital in the amount of at least 6% of total assets. Ginnie Mae has provided a waiver to FAR in connection with its equity capital requirements, which is necessary in large part due to the consolidation of the HMBS and other non-recourse transactions onto FAR’s balance sheet. Any failure by FAR to maintain the Ginnie Mae equity capital waiver or any loss of FAR’s status as an approved non-supervised FHA mortgagee or an approved Ginnie Mae issuer, could have a material adverse effect on our overall business and our financial position, results of operations, and cash flows. See “—Risks Related to Laws and Regulations—There may be material changes to the laws, regulations, rules, or practices applicable to the FHA, HUD, or Ginnie Mae that could materially adversely affect the reverse mortgage industry as a whole, including our business.”

We are subject to risks arising from conditions in the real estate and mortgage markets, in particular, the reverse mortgage market; we rely on the initiatives of HUD and Ginnie Mae to support the HECM program.

The success of our business strategies and our results of operations are materially affected by current or future conditions in the real estate and mortgage markets, in particular, the reverse mortgage market and the regulatory landscape applicable to the reverse mortgage market. FAR originates and acquires non-agency reverse mortgage loans as well as HECM in accordance with the FHA’s HECM program. HECM are insured by the FHA. As an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer, FAR pools interests in HECM (also known as participations) into HMBS. The Ginnie Mae HMBS guide imposes a mandatory repurchase requirement on a HECM issuer to repurchase a pooled HECM when such HECM reaches 98% of its maximum claim amount (which is the maximum FHA insurance amount available for a HECM). In December 2022, Reverse Mortgage Funding LLC (“RMF”), one of the nation’s largest reverse mortgage lenders, filed for Chapter 11 bankruptcy primarily due to its inability to secure adequate financing relating to its Ginnie Mae HECM repurchase obligations. RMF’s bankruptcy filing initially created disruption in the reverse mortgage market and adversely impacted the liquidity of reverse mortgage-backed securities as well as the cost of and availability of credit to reverse mortgage financial participants.

Following RMF’s bankruptcy filing, each of HUD and Ginnie Mae took several steps to support the reverse mortgage market. Among other things, HUD issued a mortgagee letter that streamlined certain processes relating to assignment of mortgage loans to HUD, thereby creating efficiency in the assignment process for mortgagees and easing the financial burden relating to assignments. In addition, HUD changed the determination of the debenture interest rate (the interest earned on loss claims between the due and payable date and the date of the loss claim) to be as of the date the loan becomes due and payable rather than the initial date the loan was endorsed by the FHA. Further, Ginnie Mae issued a memorandum relating to its HMBS program that allows issuers to pool draws relating to line of credit mortgage loans multiple times in a calendar month. In November 2024, Ginnie Mae announced the finalized term sheet for its HMBS 2.0 program expected to be implemented in 2025. Pursuant to the HMBS 2.0 program, HECM with UPBs ranging from 98% to 148% of the maximum claim amount are expected to be eligible for securitization into an HMBS. This would therefore enable us to securitize into HMBS additional HECM that are required to be bought out of pools of HECM securitized pursuant to Ginnie Mae’s existing HMBS program. Our Company has welcomed these changes from HUD and Ginnie Mae and relies on the implementation of the HMBS 2.0 program for the benefit of reverse mortgage market participants. If the HMBS 2.0 program is not enacted or is delayed or if the final terms of the HMBS 2.0 program do not provide the anticipated financial relief, it may adversely affect the reverse mortgage market as well as the Company and its future strategies and results of operations. In addition, given our Company’s prominent position in the reverse mortgage industry, from time to time, our Company has and, in the future, will, proactively approach applicable state and/or federal regulators to advocate for certain improvements to the regulatory framework applicable to reverse mortgage origination and as well as HECM program requirements. No assurance can be given as to whether we will be successful in our efforts to obtain such improvements for our Company as well as other reverse mortgage market participants.

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

In our reverse mortgage business, we operate at a competitive disadvantage to federally chartered depository institutions because they enjoy federal preemption. As a result, they conduct their business under relatively uniform U.S. federal rules and standards and are not subject to licensing and certain consumer protection laws of the states in which they do business. Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans. See “—Risks Related to Laws and Regulations—Unlike competitors that are national banks, we are subject to state licensing and operational requirements that result in substantial compliance costs and risks.” Depository institutions also enjoy regular access to very inexpensive capital. To compete effectively, we must maintain a high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost.

We cannot assure you that we will remain competitive with other originators in the future, a number of whom also compete with us in obtaining financing. In addition, other competitors with similar objectives to our own may be organized in the future and may compete with us. These competitors may be significantly larger than us, may have access to greater capital and other resources, or may have other advantages. Furthermore, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to obtain sufficient capital to meet the financing requirements of our business, or if we fail to comply with our debt agreements, our business, financing activities, financial condition, and results of operations will be adversely affected.

We require significant leverage in order to fund mortgage originations, make servicing advances, and finance our investments. Accordingly, our ability to fund our mortgage originations, to make servicing advances, and to continue investments depends on our ability to secure financing on acceptable terms, to comply with the conditions of our existing financings, and to renew and/or replace existing financings as they expire. These financings may not be available on acceptable terms or at all. If we are unable to obtain these financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds.

As of December 31, 2024, we have entered into 14 warehouse lines of credit and other secured lines of credit, with an aggregate of $1.6 billion in borrowing capacity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Certain Indebtedness.” These financings require us to comply with various covenants, including financial covenants, and in the past we have had difficulties complying with certain financial covenants and have had to obtain waivers or amendments to the terms of the affected covenants or, in a few instances, have elected to terminate the applicable financing arrangements. See “—Risks Related to Our Indebtedness—The agreements that govern our senior notes, warehouse facilities, and lines of credit impose significant operating and financial restrictions on the Company and its restricted subsidiaries, which may prevent us from capitalizing on business opportunities” and “—Risks Related to Our Indebtedness—The agreements that govern our warehouse facilities and lines of credit typically contain covenants relating to our financial condition and we may experience difficulties in complying with such financial covenants.” If we were to experience difficulties in complying with covenants in the future and we were not able to secure a waiver or amendment or terminate the applicable financing arrangement, we could breach such a covenant and an event of default could occur. Upon the occurrence and during the continuance of an event of default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable. See “—Risks Related to Our Indebtedness—Our failure to comply with the requirements of our outstanding indebtedness could result in an event of default that could materially and adversely affect our financial condition and ultimately force us into liquidation or bankruptcy.”

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
•prevailing interest rates;
•an event of default, a negative ratings action by a rating agency, and limitations imposed on us under the agreements governing our current debt that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;
•our financial condition and our ability to comply with our financial covenants;
•the strength of the lenders from which we borrow and the amount of borrowing such lenders will or may legally permit to us; and
•limitations on borrowings imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the facility.

In the event that any of our loan funding facilities is terminated or is not renewed, or if the principal amount that may be drawn under our funding agreements that provide for immediate funding at closing were to significantly decrease, we may be unable to find replacement financing on commercially favorable terms, or at all. This could have a material adverse effect on our business, liquidity, financial condition, cash flows, and results of operations. Further, if we are unable to refinance or obtain additional funds for borrowing (including through the securitization markets), our ability to maintain or grow our business could be limited.

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

In the event we enter into hedges, our hedge instruments will be accounted for as free-standing derivatives and included on our consolidated statements of financial condition at fair market value. Our operating results could be negatively affected because the losses on the hedge instruments we enter into may not be offset by a change in the fair value of the related hedged transaction. Our hedging strategies could also require us to provide cash margin to our hedging counterparties from time to time. FINRA requires us to provide daily cash margin to (or receive daily cash margin from, depending on the daily value of related MBS) our hedging counterparties from time to time. The collection of daily margin between us and our hedging counterparties could, under certain MBS market conditions, adversely affect our short-term liquidity and cash-on-hand. Additionally, our hedge instruments may expose us to counterparty risk—the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which loss exceeds the value of existing collateral, if any.

Further, although our Company may hedge in order to mitigate interest rate risks, our Company’s assets are still exposed to market risks due to variations in prepayment speeds and credit spreads. Prepayment speed is the measurement of how quickly loans are repaid above the amortization schedule or, in the case of reverse mortgage loans, how far in advance of the expected maturity date the loans are repaid. Increasing prepayment speed may adversely affect the value of our MSR, loans, and our retained securities. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark. Volatility in market conditions, resulting from events such as the unprecedented COVID-19 global pandemic and economic shutdown, or unstable geopolitical conditions such as the ongoing military action by Russia against Ukraine or the ongoing conflicts in the Middle East, could cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market, and price transparency of real estate related or asset-backed assets. Such market conditions can be volatile from time to time and can further deteriorate as a result of a variety of factors beyond our control with adverse effects to our financial condition. These events may impede, delay, or complicate our ability to securitize or sell our assets, increase financing costs for our Company, and adversely impact our ability to borrow capital generally. We generally do not hedge credit spreads.

A disruption in the secondary reverse mortgage loan market, including the MBS market, could have a detrimental effect on our business.

Demand in the secondary market and our ability to complete the sale or securitization of our loans or other receivables depends on a number of factors, many of which are beyond our control, including general economic conditions, general conditions in the banking system, the willingness of lenders to provide financing for reverse mortgage loans, the willingness of investors to purchase reverse mortgage loans and MBS, and changes in regulatory requirements. Disruptions in the general MBS market may occur. Any significant disruption or period of illiquidity in the general MBS market could directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices, which could be detrimental to our business, including, but not limited to, increasing our cost of funds due to extended dwell time on our warehouse lines, and a negative impact on our liquidity due to write-downs on the value of the loans held on our balance sheet and the application of large decreases in advance rates due to longer dwell times on our warehouse lines.

We have increased the volume of non-agency second lien reverse mortgage loan originations and are focused on further expanding this product offering to new customers. We either securitize non-agency second lien reverse mortgage loans into mortgage-backed securities sold to investors or sell them as whole loans to investors. Second lien mortgage loans are generally a riskier product than first lien mortgage loans given the subordinate lien position. See “—Risks with respect to our non-agency second lien reverse mortgage loan product could ultimately result in delays or shortfalls in recoveries of amounts due from borrowers.” As a result, the investor pool for second lien mortgage loans is generally more limited than the investor pool for first lien mortgage loans. If a market disruption occurs due to a lack of liquidity for residential non-agency mortgage loans or from an increase in credit losses on second lien mortgage loans, we may not be able to sell or securitize our non-agency second lien reverse mortgage loans, or we may be required to sell or securitize these loans at a significant loss. Additionally, the purchasers of these loans may experience their own financial disruption and no longer be willing to invest in second lien mortgage loans. Any of these occurrences could materially and adversely affect our business, liquidity, financial position, and results of operations.

We have third-party secondary market risks and counterparty risks (including mortgage loan brokers) that could have a material adverse effect on our business, liquidity, financial condition, and results of operations.

Secondary Market Risks: We provide representations and warranties to purchasers and insurers of our loans and in connection with our securitization transactions, as well as indemnification for losses resulting from breaches of representations and warranties. In the event of a breach, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. While our contracts vary, they generally contain broad representations and warranties, including but not limited to representations regarding loan quality and underwriting (including compliant appraisals, calculations of income and indebtedness, and occupancy of the mortgaged property); securing of adequate mortgage and title insurance within a certain period after closing; and compliance with regulatory requirements. We may also be required to repurchase loans if the borrower fails to make certain loan payments due to the purchaser. These obligations are affected by factors both internal and external in nature, including the volume of loan sales and securitizations, to whom the loans are sold and the terms of our purchase and sale agreements, the parties to whom our purchasers sell the loans subsequently and the terms of those agreements, actual losses on loans which have breached representations and warranties, our success rate at curing deficiencies or appealing repurchase demands, our ability to recover any losses from third parties, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies, and the overall U.S. and world economies. Many of the factors are beyond our control and may lead to judgments that are susceptible to change. For HECM, we, in our capacity as a Ginnie Mae issuer, also have an obligation to buy HECM out of the HECM pools securitized into HMBS when the UPB of a HECM reaches 98% of its maximum claim amount. Any significant increase in required loan repurchases could have a significant adverse impact on our cash flows and could also have a detrimental effect on our business and financial condition.

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

Counterparty Credit Risks: We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements, including our lenders, servicers, and hedge counterparties. Although certain warehouse and other financing facility lines are committed, we may experience a disruption in operations due to a lender withholding funding of a borrowing requested on the respective financing facility. Any of the above could adversely affect our business, liquidity, financial condition, and results of operations.

We have risks related to our Subservicers that could have a material adverse effect on our business, liquidity, financial condition, and results of operations.

Each of our lending businesses acts as named servicer with respect to loans that we are required to service (including as an issuer of HMBS) and in each such case, the related business contracts with various third parties (collectively, the “Subservicers”) for the subservicing of the loans. In addition, we engage Subservicers to service loans that we hold on our balance sheet. FAR has contracted with Compu-Link Corporation (d/b/a Celink), a Michigan corporation (“Celink”), as a Subservicer to perform reverse mortgage servicing functions on our behalf, and with ServiceMac, LLC, a Delaware limited liability company (“ServiceMac”), as a Subservicer of non-agency hybrid mortgage loans originated prior to the discontinuation of the non-agency hybrid mortgage loan product. While we have discontinued and wound down our traditional mortgage lending segment and our commercial lending segment, we still service certain traditional and commercial mortgage loans originated prior to the wind down. FAM and FAR have contracted with LoanCare, LLC, a Virginia limited liability company (“LoanCare”), as Subservicer to perform traditional mortgage servicing functions on our behalf (LoanCare, in such capacity, referred to herein as the “Traditional Servicer”). FAM has contracted with Servis One, Inc. d/b/a BSI Financial Services, a Delaware corporation (the “Commercial Servicer”), as Subservicer to perform commercial mortgage servicing functions. These subservicing relationships present a number of risks to us.

We rely on Celink to subservice all of our reverse mortgage portfolio (other than FAR’s discontinued non-agency hybrid mortgage loan product), including the HECM portfolio. Failure by Celink to meet the requirements of the HUD servicing guidelines can result in the assessment of fines and loss of reimbursement of loan related advances, expenses, interest, and servicing fees. Moreover, if Celink is not vigilant in encouraging borrowers to make their real estate tax and property insurance premium payments, the borrowers may be less likely to make these payments, which could result in a higher frequency of default for failure to make these payments. If Celink misses HUD and Ginnie Mae timelines for liquidating non-performing assets, loss severities may be higher than originally anticipated, and we may be subject to penalties by HUD and Ginnie Mae, including curtailment of interest. If fines or any amounts lost are not recovered from Celink, such events frequently lead to the eventual realization of a loss by us. Further, Celink services our non-agency second lien reverse mortgage loan product, which presents unique challenges. See “—Risks with respect to our non-agency second lien reverse mortgage loan product could ultimately result in delays or shortfalls in recoveries of amounts due from borrowers.”

We rely on ServiceMac to subservice our discontinued non-agency hybrid mortgage loan product, which combines features of both traditional residential mortgages and reverse mortgages. Many of the risks specific to the subservicing of either traditional residential mortgages or reverse mortgages both apply to this product. Also, due to the unique nature of this product, issues or questions of first impression may arise from time to time, resulting in subservicing-related challenges and uncertainties.

In our reverse mortgage business, we believe the number of viable subservicers is limited, either due to the requisite Ginnie Mae authority and experience needed or, in the case of our non-agency second lien reserve mortgage loan product and our discontinued non-agency hybrid mortgage loan product, due to the unique nature of the products. Unless more subservicers enter this space, the quality of subservicing practices may deteriorate, and we could have limited options in the event of Subservicer failure. The failure of a Subservicer to effectively service our HECM, non-agency reverse mortgage loans, and/or discontinued non-agency hybrid mortgage loans could have a material and adverse effect on our business and our financial condition.

We have sold or transferred a substantial portion of our traditional mortgage and commercial mortgage MSR over the course of 2023 and 2024, which has reduced our exposure to the Traditional Servicer and the Commercial Servicer. However, while we continue to service traditional mortgages and commercial mortgages, we remain subject to risks resulting from the failure of such servicers to meet the requirements in their applicable servicing agreements, such as the risk of loss of reimbursement of loan related advances, expenses, interest, and servicing fees.

Our Subservicers may be required to be licensed under applicable state law, and they are subject to various federal and state laws and regulations, including regulation by the CFPB. See “—Risks Related to Laws and Regulations—Unlike competitors that are national banks, we are subject to state licensing and operational requirements that result in substantial compliance costs and risks.” Failure of the Subservicers to comply with applicable laws and regulations may expose them to fines, responsibility for refunds to borrowers, loss of licenses needed to conduct their business, and third-party litigation, all of which may adversely impact the Subservicers’ financial condition and ability to perform their responsibilities under the related subservicing agreement. In addition, regulators or third parties may take the position that we were responsible for the Subservicers’ actions or failures to act. In that event, we might be exposed to the same risks as the Subservicers.

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

Risks with respect to our non-agency second lien reverse mortgage loan product could ultimately result in delays or shortfalls in recoveries of amounts due from borrowers.

With respect to our non-agency second lien reverse mortgage loan product, our lien is second in priority behind the first lien of a traditional forward mortgage loan or home equity line of credit collateralized by the same mortgaged property. The first lien mortgage loan lender and servicer are responsible for monitoring to ensure the borrower is meeting their obligations under the first lien mortgage loan, including making required tax, insurance, and/or property charge payments and repairs that are also required to be made pursuant to the terms of our second lien mortgage loan. The first lien mortgage loan lender and servicer will typically be the first to address any instances of non-compliance with the borrower and to work with the borrower regarding loss mitigation opportunities and resolution processes. We will typically only intervene if the first lien mortgage loan lender and servicer have failed to cause the borrower to come into compliance or if the borrower is only non-compliant with the second lien mortgage loan but remains in compliance with the first lien mortgage loan. We therefore depend on the first lien mortgage loan lender and servicer to take appropriate steps with respect to non-compliance and loss mitigation. If they fail to do so, it could ultimately result in delays or shortfalls in collections with respect to our second lien mortgage loan.

The Company, in conjunction with its Subservicer, also monitors the status of the first lien mortgage loan in addition to the status of the second lien mortgage loan. However, the information the Company has regarding the status of the first lien mortgage loan may be inaccurate, unavailable, incomplete, or delayed. This may in particular be the case because our second lien mortgage loan does not require monthly principal or interest payments. Lenders and servicers with respect to other types of second lien products that do require monthly principal and interest payments may be more quickly alerted to a potential issue with respect to the status of a related first lien loan due to the borrower’s failure to make a required monthly principal or interest payment on their second lien loan. Further, the Company’s Subservicer, Celink, is a reverse mortgage servicer. Given that the second lien product is new in the reverse mortgage market, Celink does not have substantial experience with subservicing second lien mortgage loans. While the Company has deployed resources into servicing practices for reverse mortgage loans in a second lien position, including implementing monitoring services to enhance its oversight capabilities to protect our lien position, no assurance can be given that we will be successful in obtaining accurate, complete, and timely information regarding the first lien mortgage loan.

If an event of default occurs with respect to the first lien mortgage loan, the first lien mortgage loan lender may foreclose on the mortgaged property without our consent. If the first lien mortgage loan lender initiates foreclosure processes, the first lien mortgage loan lender and servicer will control the timing, method, and procedure of the foreclosure action. In such circumstances, we will rely on the first lien mortgage loan lender and servicer to manage the foreclosure and sale process in a skillful and efficient manner. However, the proceeds of the ultimate foreclosure sale will be allocated first to the first lien mortgage loan lender until the first lien mortgage loan is paid in full, and only then to the holder of the second lien mortgage loan. The primary incentive of the holder of the first lien mortgage loan will therefore be to recover the amounts due with respect to the first lien mortgage loan, not the second lien mortgage loan. The Company will need to timely assess the related mortgaged property to determine if it is in the Company’s best interest to submit a bid to purchase the mortgaged property at the foreclosure sale to enable the Company and its Subservicer to preserve the equity in the mortgaged property. Purchasing the mortgaged property at foreclosure sale enables the Company and its Subservicer to manage the ultimate liquidation of the mortgaged property with the goal of recovering amounts sufficient to recoup the amount paid to purchase the mortgaged property at foreclosure sale as well as the amounts due with respect to the second lien mortgage loan. Alternatively, we may initiate foreclosure processes if an event of default occurs with respect to our second lien reverse mortgage loan that either (i) constitutes an event of default under the first lien mortgage loan for which the first lien mortgage loan lender and its servicer have not taken action or (ii) does not constitute an event of default under the first lien mortgage loan. In such case, we in conjunction with our Subservicer will need to manage the foreclosure and sale process in a skillful and efficient manner in an effort to recover all amounts due under both mortgage loans, including any foreclosure costs. If foreclosure and disposition processes are not conducted by the first lien mortgage loan lender, the first lien mortgage loan servicer, the Company, and/or the Company’s Subservicer in a manner that results in sufficient funds to satisfy all amounts due under both mortgage loans, including any foreclosure costs, any portion of the second lien mortgage loan balance in excess of proceeds available to the second lien mortgage loan lender will be charged off.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.

During any period in which a borrower is not making payments in respect of property taxes, insurance premiums, or homeowners association dues, we are generally required under most of our servicing agreements to advance our own funds to meet contractual requirements to preserve the related mortgaged property by paying such property taxes, insurance premiums, and homeowners association dues, as well as legal expenses and other protective advances. With respect to any loan in foreclosure, prior to liquidation or sale of the related property, we also advance funds to maintain, repair, and market the property. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances, and in certain situations our contractual obligations may require us to make certain advances for which we may not be reimbursed. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could be detrimental to our business. As our servicing portfolio continues to age, defaults could increase, which may increase our costs of servicing and could be detrimental to our business. Any significant increase in required servicing advances could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition.

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

Risks Related to Laws and Regulations

We operate in a heavily regulated industry, and our loan origination and servicing activities expose us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state, and local levels.

Due to the heavily regulated nature of the financial services industry, we are required to comply with a wide array of U.S. federal, state, and local laws, rules, and regulations that regulate, among other things, the manner in which we conduct our loan origination and servicing business and the fees that we may charge, how we compensate our loan officers, and the collection, use, retention, protection, disclosure, transfer, and other processing of personal information. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory and enforcement authority over our business. From time to time, we may also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state, and local agencies for records, documents, and information relating to our servicing and lending activities. Ginnie Mae, the United States Department of the Treasury, various investors, securitization trustees, and others also subject us to periodic reviews and audits. These laws, regulations, and oversight can significantly affect the way that we do business, restrict the scope of our existing business, limit our ability to expand our product offerings or to pursue acquisitions, or make our costs to service or originate loans higher, which could impact our financial results. Failure to comply with applicable laws and regulatory requirements may result in, among other things, revocation of or inability to renew required licenses or registrations, loss of approval status, termination of contracts without compensation, administrative enforcement actions and fines, private lawsuits, including those styled as class actions, cease and desist orders, and civil and criminal liability.

We must comply with a large number of federal, state, and local consumer protection laws including, among others, TILA, as amended, together with its implementing regulations (Regulation Z), the FDCPA, RESPA, as amended, together with its implementing regulations (Regulation X), ECOA, as amended, together with its implementing regulations (Regulation B), FCRA, as amended, together with its implementing regulations (Regulation V), the Fair Housing Act, the Telephone Consumer Protection Act, as amended, GLBA, together with its implementing regulations (Regulation P), the Mortgage Advertising Practices Rules (Regulation N), the Electronic Funds Transfer Act, as amended, together with its implementing regulations (Regulation E), the Servicemembers’ Civil Relief Act, as amended, HMDA, together with its implementing regulations (Regulation C), the Secure and Fair Enforcement for Mortgage Licensing Act, as amended, the Federal Trade Commission Act, the Dodd-Frank Act, as amended, together with its implementing regulations, U.S. federal and state laws prohibiting unfair, deceptive, or abusive acts or practices, and state foreclosure laws. We are also subject to the regulatory, supervisory, and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including reverse mortgage loan originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA, Section 8 of RESPA, HMDA, ECOA, FCRA, GLBA, and the FDCPA.

Antidiscrimination statutes, such as the Fair Housing Act and ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion, and national origin. Various federal regulatory agencies and departments, including the DOJ and the CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative effect on a protected class of individuals). This interpretation may increase the risk of an allegation of noncompliance. These statutes apply to loan origination, servicing practices, marketing, the amount and nature of fees that may be charged for transactions and incentives, such as rebates, use of credit reports, safeguarding of non-public, personally identifiable information about our clients, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and required disclosures and notices to clients.

RESPA, among other things, prohibits the payment of fees or other things of value in exchange for referrals of real estate settlement services, which would include residential mortgage loans. However, RESPA expressly permits the payment of reasonable value for  non-referral services and facilities actually performed and provided. When a lender seeks to rely on this exception, it must be prepared to demonstrate that the services or facilities for which compensation is paid are separate and distinct from any referral and the amount paid is reasonable. If the amount paid exceeds the reasonable value, the excess could be attributable to the referral. The Company, like many originating lenders, uses “marketing services agreements” with sources of potential loan referrals, such as organizations that serve financial professionals. A “marketing services agreement” is an agreement under which a lender compensates a service provider for performing actual marketing services directed to the general public. The Company also has relationships with lead providers and digital consumer review websites and marketing providers, some of which may be considered “digital marketing review platforms” under the CFPB’s February 2023 Advisory Opinion titled “Digital Mortgage Comparison-Shopping Platforms and Related Payments to Operators.” The Company also has relationships with third-party mortgage brokers that place loans with the Company. Further, the Company previously engaged in “desk rental” agreements, which provide for the lease of office space, furniture, and equipment and use of common areas and other services, like utilities, internet, and shared receptionist and janitorial services. In connection with the wind down of FAM, the Company no longer has any desk rental agreements, but could still be subject to an allegation of a RESPA violation related to these past practices. From a RESPA perspective, the analysis focuses on whether the general marketing services are separate and distinct from any referrals that may occur, whether the services actually are being performed or provided, and whether the amounts paid by the lender do not exceed the fair market value for such services. While the Company has controls in place to ensure that its relationships with referral sources comply with RESPA regulations, there can be no assurance that the CFPB or any other governmental entity with authority to enforce RESPA, or a court, will share this view. If the CFPB or a court determined that the Company’s existing program was not in compliance with RESPA regulations, or otherwise asserted a new basis for non-compliance with any similar regulations, it could have a detrimental effect on our reverse mortgage lending business, financial condition, and results of operations.

The scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased over time, in response to the financial crisis in 2008 and other factors such as technological and market changes, and may continue to increase in the future. The Trump administration may implement changes to reduce the scale of CFPB enforcement efforts and regulatory oversight at the federal level, however, the extent of such changes and their impact on current regulatory processes is uncertain, and states may respond to such changes by enhancing their regulatory oversight efforts. Regulators continue to be active in the reverse mortgage space, including due to the perceived susceptibility of older borrowers to be influenced by deceptive or misleading marketing activities. Regulators have also focused on appraisal practices because reverse mortgages are largely dependent on collateral valuation. Additionally, as we develop and/or utilize new technologies and digital capabilities, we may become subject to additional and new laws relating to such activities. New applicable laws will likely continue to go into effect. Further, the U.S. federal, state, and local laws and regulations that we are subject to are amended from time to time. While we have processes and systems in place to identify and interpret such new or amended laws and regulations and to implement them, we may not identify every application of law, regulation, or ordinance, interpret them accurately, train our employees effectively with respect to these laws and regulations, or supervise our service providers and vendors, including outside foreclosure counsel, adequately with respect to their compliance with these laws and regulations. The complexity and continuously changing nature of these legal requirements increases our exposure to the risk of noncompliance. These changes also result in an increase in our regulatory compliance burden and associated costs and place restrictions on our origination and servicing operations.

The laws and regulations applicable to us are subject to administrative or judicial interpretation, but some laws and regulations may not yet have been interpreted or may be clarified infrequently. Ambiguities in applicable laws and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws, and risk assessment decisions with respect to compliance with laws, difficult and uncertain. In addition, ambiguities make it difficult, in certain circumstances, to determine if, and how, compliance violations may be cured. The adoption by industry participants of different interpretations of these statutes and regulations has added uncertainty and complexity to compliance. We may fail to comply with applicable statutes and regulations even if acting in good faith due to a lack of clarity regarding the interpretation of such statutes and regulations, which may, and at times does, lead to regulatory investigations, governmental enforcement actions, or private causes of action with respect to our compliance.

Regulatory enforcement and fines have increased across the banking and financial services sector. Regulatory authorities and private plaintiffs may allege that we failed to comply with applicable laws, rules, and regulations where we believe we have complied. We have been, and expect to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to our compliance with applicable laws and regulations. Allegations may relate to past conduct and/or past business operations, such as the prior activity of acquired entities, and certain legislative actions and judicial decisions can give rise to the initiation of lawsuits against us for activities we conducted in the past. Furthermore, provisions in our loan product documentation, including but not limited to the mortgage and promissory notes we use in loan originations, could be challenged in and construed as unenforceable by a court. To resolve issues raised in examinations, investigations, or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds, or taking other actions that could be financially or competitively detrimental to us. Even unproven allegations that our activities have not complied or do not comply with all applicable laws and regulations may have a material adverse effect on our business, financial condition, and results of operations. See “—We are subject to legal proceedings, federal or state governmental examinations, and enforcement investigations from time to time. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.”

Our failure to comply with applicable U.S. federal, state, and local consumer protection and data privacy and information security laws could lead to:

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

We are currently subject to, and may in the future become subject to additional, U.S. and state laws and regulations imposing obligations on how we collect, store, process, and share personal information. Our actual or perceived failure to comply with such obligations could harm our business and reputation. Ensuring compliance with such laws could also impair our efforts to maintain and expand our consumer and customer base, and thereby decrease our revenue.

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to increase but remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations, and prospects.

In the U.S., various federal and state regulators, including governmental agencies like the CFPB, the Federal Trade Commission, and the California Privacy Protection Agency, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights with respect to personal information, than federal or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”), both increases privacy rights for California residents and imposes obligations on companies that process and share personal information. Among other things, the CCPA requires covered companies to provide new disclosures to

California residents, including consumers, employees, and contractors, provide such individuals new data protection and privacy rights, including the ability to opt-out of the sale of personal information or the sharing of personal information for cross-context behavioral advertising, and create additional requirements to limit the retention of personal information. The CCPA also established the California Privacy Protection Agency, an agency charged with data privacy enforcement and issuing clarifying privacy regulations. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. The private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, laws in all 50 U.S. states and territories require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly, including the passage of new privacy laws in several states, and there have been discussions in the U.S. Congress of a comprehensive federal data privacy law to which we would become subject if such a law was enacted. Related laws imposing requirements in areas such as cybersecurity impose further requirements enhancing compliance obligations with respect to data privacy and security.

All of these evolving compliance and operational requirements, as well as changing consumer expectations around privacy, impose significant costs. Such costs include those related to organizational changes, implementing additional protection technologies and processes, training employees, and engaging consultants, which are likely to increase over time. In addition, such requirements are likely to require us to modify our data processing practices and policies, distract management, or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Any failure or perceived failure by us to comply with any applicable federal, state, or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as regulatory proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties, or judgments, all of which could have a material adverse effect on our business, financial condition, and operating results.

Unlike competitors that are national banks, we are subject to state licensing and operational requirements that result in substantial compliance costs and risks.

Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing, or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all 50 states and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws, or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. In addition, if we enter new markets, we may be required to comply with new laws, regulations, and licensing requirements. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary revenues, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business. Further, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. In the past we have been subject to inquiries from, and in certain instances have entered into settlement agreements with, state regulators that had the power to revoke our license or make our continued licensure subject to compliance with a consent order. For example, in 2019, we entered into a settlement agreement with the California Department of Business Oversight relating to findings in supervisory examinations concerning per diem interest charges and escrow trust reconciliations. As part of the settlement, we agreed to pay a penalty and to undertake certain remedial actions and procedures. States may enhance their regulatory oversight efforts in the future, particularly if the scale of CFPB enforcement efforts and regulatory oversight at the federal level is reduced due to changes implemented by the Trump administration.

We and our licensed Subservicers are required to comply with applicable jurisdictional licensing requirements and laws. Licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. Further, we and our licensed Subservicers are subject to periodic examination by state regulatory authorities and we may be subject to various reporting and other requirements to maintain licenses. Most state licensing laws require that before a “change of control” can occur, including in connection with a merger, acquisition, or initial public offering, applicable state banking departments must approve the change. Most of these “change of control” statutes require that, if there is an acquisition, merger, or initial public offering, the acquiring company or companies being merged or going public must notify the state regulatory agency and receive agency approval before the acquisition, merger, or initial public offering is finalized. Applicable state mortgage- or loan-related laws may also impose requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with which we contract, restrictions on certain practices, disclosure and record-keeping requirements, and enforcement of borrowers’ rights. These licensing and other requirements may impact our ability to operate our business and impose compliance costs that may adversely affect our financial performance.

We believe that we and our Subservicers maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state, and local laws, rules, regulations, and ordinances. However, we and our Subservicers may not be able to maintain all requisite licenses and permits. Further, states may adopt additional, or revise existing, rules and regulations, including the states that currently do not provide extensive regulation of our business, and in such event we may not be able to obtain or maintain all requisite licenses and permits that become required or comply with all new applicable laws, rules, regulations, and ordinances. Our or a Subservicer’s failure to satisfy licensing and other regulatory requirements could result in a default under our servicing or other agreements or result in state regulators requiring us to pay substantial penalties or issue borrower refunds or restitution, all of which could have a material adverse effect on our business, financial condition, and results of operations.

Recent events may require us to obtain state licenses for trusts that we form for purposes of securitization and other financing transactions, which were previously not required to obtain state licenses. In 2024, the Maryland Appellate Court in Estate of H. Gregory Brown v. Carrie M. Ward, et al., No. 1009, (App. Ct. Sept. Term 2023) ruled that a statutory trust that held a defaulted home equity line of credit must be licensed as both an installment lender and a mortgage lender under Maryland law prior to proceeding to foreclosure on the home equity line of credit. On January 10, 2025, the Maryland Office of Financial Regulation (the “OFR”) issued emergency regulations that apply the decision in Brown to all secondary market assignees of Maryland consumer-purpose mortgage loans, and specifically require “passive trusts” that acquire or take assignment of Maryland mortgage loans that are serviced by others to be licensed. While the emergency regulations became effective immediately, OFR indicated that enforcement would be suspended until April 10, 2025. The emergency regulations will expire on June 16, 2025, and the OFR has submitted the same provisions as the proposed, permanent regulations for public comment. Other state courts and regulators could issue and enforce similar rulings or regulations in the future. If we are required to obtain state licenses for trusts that we form for purposes of securitization and other financing transactions, it would increase our compliance costs and risks associated with satisfying state licensing and operational requirements described in the above paragraphs.

Compliance with federal, state, and local laws and regulations that govern employment practices and working conditions may be particularly burdensome to us due to the distributed nature of our workforce.

We have operations across the U.S., with a workforce of 745 full-time and two part-time employees operating in local markets across the U.S. as of December 31, 2024. In addition to complying with the Fair Labor Standards Act and the Equal Employment Opportunity Act, we are required to comply with similar state laws and regulations in each market where we have employees. Compliance with these laws and regulations requires a significant amount of administrative resources and management attention. Many of these laws and regulations provide for qui tam or similar private rights of action and we are routinely subject to litigation and regulatory proceedings related to these laws and regulations in the ordinary course of our business. For example, we are currently in litigation brought under the California Private Attorneys General Act related to alleged violations of the California Labor Code. Regardless of the outcome or whether the claims are meritorious, we may need to devote substantial time and expense to defend against claims related to the California Private Attorneys General Act or other similar federal, state, and local laws and regulations in the ordinary course of business. Unfavorable rulings could result in adverse impacts on our business, financial condition, or results of operations.

Conducting our business in a manner so that we are exempt from registration under, and in compliance with, the Investment Company Act, may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.

Under the Investment Company Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. We expect that one or more of our subsidiaries will qualify for an exclusion from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities that do not issue redeemable securities, face-amount certificates of the installment type, or periodic payment plan certificates and are primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” We believe that we conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. We are organized as a holding company and conduct our businesses primarily through our majority and wholly-owned subsidiaries. We conduct our operations so that we and our subsidiaries do not come within the definition of an investment company. In order to continue to do so, however, we and each of our subsidiaries must either operate so as to fall outside the definition of an investment company under the Investment Company Act or satisfy its own exclusion under the Investment Company Act. For example, to avoid being defined as an investment company, an entity may limit its ownership or holdings of investment securities to less than 40% of its total assets. In order to satisfy an exclusion from being defined as an investment company, other entities, among other things, maintain at least 55% of their assets in certain qualifying real estate assets (the “55% Requirement”) and also maintain an additional 25% of their assets in such qualifying real estate assets or certain other types of real estate-related assets (the “25% Requirement”). Rapid changes in the values of assets we own, however, can disrupt prior efforts to conduct our business to meet these requirements and in turn, we may have to make investment decisions that we otherwise would not make absent the Investment Company Act considerations.

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

As a consequence of our seeking to avoid registration under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to avoid registration under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies, or in assets not related to real estate. In addition, seeking to avoid registration under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, avoiding registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

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

If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our ability to pay distributions to our stockholders. For additional information, see “Business—Investment Company Act Considerations.”

There may be material changes to the laws, regulations, rules, or practices applicable to the FHA, HUD, or Ginnie Mae that could materially adversely affect the reverse mortgage industry as a whole, including our business.

The reverse mortgage industry is largely dependent upon the FHA, HUD, and government agencies like Ginnie Mae. There can be no guarantee that HUD/the FHA will retain Congressional authorization to continue the HECM program, which provides FHA government insurance for qualifying HECM, that any or all of these entities will continue to participate in the reverse mortgage industry, or that they will not make material changes to the laws, regulations, rules, or practices applicable to reverse mortgage programs. For example, HUD previously implemented certain lending limits for the HECM program, and added credit-based underwriting criteria designed to assess a borrower’s ability and willingness to satisfy future tax and insurance obligations. Further, the Trump administration recently directed a review of funding for thousands of government programs, including several programs administered by HUD, and has more generally indicated an intent to scrutinize and reduce the scale of government agencies, programs, and spending. Changes that may be implemented as a result of the Trump administration’s initiatives and the resulting impact on the FHA, HUD, Ginnie Mae, and the HECM program remain uncertain.

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

We are currently and routinely involved in legal proceedings concerning matters that arise in the ordinary course of our business. These actions and proceedings are generally based on alleged violations of consumer protection, employment, foreclosure, contract, tort, fraud, and other laws. Notably, we are subject to the California Labor Code, pursuant to which certain plaintiffs have filed representative actions under the California Private Attorney General Act (the “PAGA Litigation”) seeking statutory penalties for alleged violations related to the calculation of overtime pay, errors in wage statements, and meal and rest break violations, among other things. Given our Company’s transformation into a unified modern retirement solutions platform and the related steps that we have taken to streamline our business, integrate acquired operations, and reduce expenses, we are subject to certain legal claims from third parties including transaction counterparties, prior vendors or contract counterparties, and current and former employees, in each case, of the Company (including its discontinued operations) or another transaction counterparty or legacy seller or company. While our Company handles these legal claims in the ordinary course, the volume of claims and the amount of associated expenses, costs, damages, penalties, and fines that we could incur in connection with these claims could have an adverse effect on our financial condition and results of our operations and could cause reputational harm to us or otherwise result in management distraction. The number of legal proceedings we are involved in may increase in the future, including certified class or mass actions. Further, because we originate and service a significant number of HECM insured by the FHA, there is the possibility that we could be subject to litigation brought by HUD pursuant to the False Claims Act. Additionally, along with others in our industry, we are subject to (and many continue to receive in the future) repurchase and indemnification claims regarding, among other things, alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts, or the servicing of securitized mortgage loans. We are also subject to legal actions or proceedings resulting from actions alleged to have occurred prior to our acquisition of a company or a business. When the claims occurred as a result of actions taken before the Company purchased the related business, we generally have indemnification claims against the sellers; however, if they do not or cannot pay, we may suffer losses. Certain pending or threatened legal proceedings (including the PAGA Litigation as well as other employment misclassification cases) may include claims for substantial compensatory, punitive, and/or statutory damages or claims for an indeterminate amount of damages. Litigation and other proceedings may require that we pay settlement costs, legal fees, damages, including punitive damages, penalties, or other charges, or be subject to injunctive relief affecting our business practices, any or all of which could adversely affect our financial results. Legal proceedings brought under federal or state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of representative or class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity, financial position, and results of operations.

Our business is also subject to extensive examinations, investigations, and reviews by various federal, state, and local governmental, regulatory, and enforcement agencies. We have historically had, continue to have, and may in the future have a number of open investigations, subpoenas, examinations, and inquiries by these agencies related to our origination practices, violations of the FHA’s requirements, our financial reporting, and other aspects of our business. These matters may include investigations by, among others, the DOJ, HUD, and various state agencies, which can result in the payment of fines and penalties, changes to business practices, and the entry of consent decrees or settlements. The costs of responding to inquiries, examinations, and investigations can be substantial.

Responding to examinations, investigations, and reviews by various federal, state, and local governmental, regulatory, and enforcement agencies requires us to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows. Adverse results in any of these matters could further increase our operating expenses and reduce our revenues, require us to change business practices, limit our ability to grow, and otherwise materially and adversely affect our business, reputation, financial condition, or results of operations. To the extent that an examination or other regulatory engagement reveals a failure by us to comply with applicable law, regulations, or licensing requirements, this could lead to (i) loss of our licenses and approvals to engage in our business, (ii) damage to our reputation in the industry and loss of client relationships, (iii) governmental investigations and enforcement actions resulting in administrative fines and penalties, (iv) litigation, (v) civil and criminal liability, including class action lawsuits, and actions to recover incentive and other payments made by governmental entities, (vi) enhanced compliance requirements, (vii) breaches of covenants and representations under our servicing, debt, or other agreements, (viii) inability to raise capital, and (ix) inability to execute on our business strategy. Any of these occurrences could further increase our operating expenses and reduce our revenues, require us to change business practices and procedures, and limit our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition, or results of operations.

Moreover, regulatory changes resulting from the Dodd-Frank Act and other regulatory changes such as the CFPB’s examination and enforcement authority, the “whistleblower” provisions of the Dodd-Frank Act, and guidance on whistleblowing programs issued by the New York State Department of Financial Services could increase the number of legal and regulatory enforcement proceedings against us. The CFPB has broad enforcement powers and has been active in investigations and enforcement actions and, when necessary, has issued civil money penalties to parties the CFPB determines have violated the laws and regulations it enforces. In addition, while we take numerous steps to prevent and detect employee misconduct, such as fraud, employee misconduct cannot always be deterred or prevented and could subject us to additional liability.

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

In the CFPB’s Fall 2022 Supervisory Highlights, the CFPB indicated that its supervisory division had created a Repeat Offender Unit to increase its focus on repeat offenders who violate agency or court orders. In 2024, the CFPB created a repository to track and mitigate risks posed by repeat offenders, requiring nonbank financial companies to register with the CFPB when they become subject to certain local, state, or federal consumer financial protection agency or court orders. On February 27, 2023 the CFPB entered into a consent order ordering a mortgage lender to discontinue operations after it engaged in marketing practices in violation of a prior consent order. If the Company is found to have violated the Orders or to have engaged in other deceptive marketing practices, such regulatory violations could have a detrimental impact on our ability to operate our business, our reputation, and our financial condition.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, or our ability to pay our debts, and could divert our cash flow from operations to debt payments.

As of December 31, 2024, we had $28.7 billion in total indebtedness outstanding, $9.9 billion of which was senior secured indebtedness under our warehouse facilities, securities repurchase lines, and lines of credit, and $374.5 million of which was corporate indebtedness, consisting of $282.1 million of senior secured notes, net of unamortized debt discount and issuance costs, $85.0 million of working capital notes, and $7.4 million of senior unsecured notes. As of December 31, 2024, we also had $18.4 billion of HMBS related obligations that are recorded on our balance sheet. We also have other significant contractual obligations, including our obligations to make payments under the Tax Receivable Agreements (the “Tax Receivable Agreements” or “TRA”) entered into by the Company and certain owners of FOA Equity (the “TRA Parties”). Our high level of debt could have important consequences, including the following:

•making it more difficult for us to satisfy our obligations with respect to our debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
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

Our subsidiaries’ ability to generate cash flow is subject to their financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business, and other factors, many of which are beyond our control, including the availability of financing in the international banking and capital markets. For example, one of the strategies that our Company utilizes to repay and service its debt is to monetize equity in its outstanding securitizations of non-agency reverse mortgage loans. This strategy entails exercising optional redemption rights in connection with outstanding securitization transactions backed by non-agency reverse mortgage loans and reissuing MBS backed by such non-agency reverse mortgage loans (along with available newly originated non-agency reverse mortgage loans). The success of any such securitization transaction is highly dependent on the condition of the securitization markets and, in particular, the MBS market. No assurance can be given as to whether any such transaction can be executed as contemplated by the Company. Further, lower revenues generally will reduce available cash flow. We cannot assure you that our subsidiaries will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt, or to fund our other liquidity needs.

Further, even if a subsidiary does generate cash flow, our ability to use such cash to service our indebtedness depends on their ability to make such cash available to the applicable entity required to make an applicable debt service payment. Each subsidiary is a distinct legal entity and under certain circumstances may not be able to, or may not be permitted due to legal or contractual restrictions to, make distributions or repay intercompany loans to enable the applicable entity in our corporate structure to make payments in respect of its indebtedness. For example, laws that require companies to maintain minimum amounts of capital and to make payments to shareholders only from profits may restrict the ability of a subsidiary to make a distribution, even if such subsidiary has cash. In the event that a subsidiary is unable to distribute cash, we may be unable to make required principal and interest payments on our indebtedness. See “—Risks Related to Our Organizational Structure—The Company is a holding company and its only material asset is its interest in FOA Equity. It is accordingly dependent upon distributions from FOA Equity to pay taxes, make payments under the Tax Receivable Agreements, and pay dividends.”

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

We are required to repay certain debt facilities in whole or in part in 2025 and such payments will require access to capital, which may not be available from cash flows resulting from our subsidiaries’ operations or from third-party sources on favorable terms, or at all, at the time of repayment, especially in light of current market conditions, which could adversely affect our financial position.

FOA Equity has two amended and restated revolving working capital promissory notes outstanding, one with BTO Urban Holdings L.L.C. and one with Libman Family Holdings, LLC (the “Working Capital Promissory Notes”). As of December 31, 2024, the aggregate principal amount outstanding pursuant to the Working Capital Promissory Notes was $85.0 million. The Working Capital Promissory Notes accrue interest at a rate of 15.0% per annum and mature on May 25, 2025. Further, the Company’s subsidiary, FOAF, has senior unsecured notes outstanding (the “2025 Unsecured Notes”). As of December 31, 2024, the aggregate principal amount outstanding pursuant to the 2025 Unsecured Notes was $7,378,000. The 2025 Unsecured Notes accrue interest at a rate of 7.875% per annum and mature on November 15, 2025. FOAF also has new senior secured notes outstanding (the “Senior Secured Notes”). As of December 31, 2024, the aggregate principal amount outstanding pursuant to the Senior Secured Notes was $195,783,947. The Senior Secured Notes accrue interest at a rate of 7.875% per annum. FOAF is required to partially prepay a portion of the outstanding principal amount of the Senior Secured Notes on November 15, 2025 in an amount equal to $0.23 per $1.00 principal amount of Senior Secured Notes outstanding as of such date, which, based on the principal amount outstanding as of December 31, 2024, would result in a required principal prepayment of $45,030,308. Additionally, FAR’s warehouse facility backed by HECM mortgage servicing rights (the “HMSR Financing”) will enter its scheduled amortization period in the fourth quarter of 2025.

Our ability to repay the amounts due in 2025 with respect to the Working Capital Promissory Notes, the 2025 Unsecured Notes, the Senior Secured Notes, and the HMSR Financing generally requires access to capital. One of the strategies that our Company utilizes to repay and service its debt is to monetize equity in its outstanding securitizations of non-agency reverse mortgage loans. However, there can be no assurance that the Company and its applicable subsidiaries will be able to enter into the transactions necessary to monetize equity in outstanding securitizations or that capital from cash flows resulting from our subsidiaries’ operations will otherwise be available to repay amounts due in 2025, as described in further detail above under “—Our ability to service our indebtedness is dependent on cash flow generated and made available by our subsidiaries, which may be subject to limitations beyond our control.” If capital from the monetization of equity in our outstanding securitizations and other cash flows resulting from our subsidiaries’ operations is insufficient to pay amounts due, we would need to obtain capital from third-party sources. Our access to additional third-party sources of capital at the time of repayment of such amounts will depend, in part, on:

•general market conditions;
•the market’s perception of our growth potential
•our current debt levels;

•our current and expected future earnings;
•our cash flow; and
•the market price per share of our common stock.

Further, restrictions in any future debt agreements could limit our growth and our ability to engage in certain activities. See “—The agreements that govern our senior notes, warehouse facilities, and lines of credit impose significant operating and financial restrictions on the Company and its restricted subsidiaries, which may prevent us from capitalizing on business opportunities.”

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

As of December 31, 2024, we had unused total borrowing capacity of $0.7 billion under our warehouse facilities, securities repurchase lines, and lines of credit, all of which would be secured indebtedness, including $0.2 billion of unused committed borrowing capacity, pursuant to which we would be able to incur additional indebtedness. Further, subject to the limits contained in the agreements that govern our warehouse facilities and lines of credit, the indentures that govern the Senior Secured Notes, the Exchangeable Secured Notes, and the 2025 Unsecured Notes, and the applicable agreements governing our other existing indebtedness, we may be able to enter into additional arrangements and incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. Although certain of the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in “—Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, or our ability to pay our debts, and could divert our cash flow from operations to debt payments” would increase.

The agreements that govern our senior notes, warehouse facilities, and lines of credit impose significant operating and financial restrictions on the Company and its restricted subsidiaries, which may prevent us from capitalizing on business opportunities.

The agreements that govern our senior notes, warehouse facilities, and lines of credit impose significant operating and financial restrictions on us. These restrictions in the applicable indenture or related loan agreement will limit the ability of the Company and its restricted subsidiaries to, among other things:

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
•prepay, redeem, or repurchase certain indebtedness; and
•transfer or sell assets.

The terms of any future indebtedness we may incur could include more restrictive covenants. As a result of the restrictions described above and any additional restrictions imposed by future indebtedness we may incur, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities, which could in turn adversely affect our business, financial condition, and operating results. Additionally, if we failed to comply with these restrictions, an event of default could occur and the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable. See “—Our failure to comply with the requirements of our outstanding indebtedness could result in an event of default that could materially and adversely affect our financial condition and ultimately force us into liquidation or bankruptcy.”

The agreements that govern our warehouse facilities and lines of credit typically contain covenants relating to our financial condition and we may experience difficulties in complying with such financial covenants.

The agreements that govern our warehouse facilities and lines of credit typically contain, and we expect that other financing facilities that we may enter into in the future will typically contain, covenants that, among other things, impose requirements relating to minimum tangible or adjusted tangible net worth, maximum leverage ratio of total liabilities (which may include off-balance sheet liabilities) or indebtedness to tangible or adjusted tangible net worth, minimum liquidity or minimum liquid assets, and minimum net income or pre-tax net income. As a result of fair value related accounting adjustments, we experienced difficulties complying with one such financial covenant relating to net income with respect to the fourth fiscal quarter of 2024 and ultimately were required to obtain a waiver with respect to such financial covenant for the fourth fiscal quarter of 2024. We have also at times had difficulties complying with certain financial covenants in years prior to 2024 and have had to obtain waivers or amendments to the terms of the affected covenants. In a few instances, we elected to terminate the applicable financing arrangement rather than seeking an amendment or waiver, in particular in connection with financings of FAM due to the discontinuation and wind-down of the traditional mortgage lending segment, the commercial lending segment, and the home improvement lending business operated by FAM. While we have been able to secure amendments or waivers with respect to, or to terminate, all affected lending arrangements, there is no assurance that our lenders would provide waivers for or agree to amendments to address any future difficulties we encounter in complying with our financial covenants. Further, we may have to agree to other covenants in connection with securing waivers or amendments in the future. If we were to experience difficulties in complying with financial covenants in the future and we were not able to secure a waiver or amendment or terminate the applicable financing arrangement, we could breach such a financial covenant and an event of default could occur. Upon the occurrence and during the continuance of an event of default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable. See “—Our failure to comply with the requirements of our outstanding indebtedness could result in an event of default that could materially and adversely affect our financial condition and ultimately force us into liquidation or bankruptcy.”

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

As of December 31, 2024, $17.5 billion, or 61%, of our outstanding indebtedness had variable interest rates. When interest rates increase, our debt service obligations on this variable rate indebtedness increase, even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decreases. Interest rates have increased in the near term, causing our indebtedness service obligations on our variable rate indebtedness to increase. Interest rates may increase above current levels in the future, further increasing our debt service obligations on our variable rate indebtedness and adversely impacting our net income and cash flows, including cash available for servicing our indebtedness.

Our failure to comply with the requirements of our outstanding indebtedness could result in an event of default that could materially and adversely affect our financial condition and ultimately force us into liquidation or bankruptcy.

If we are unable to comply with the restrictions or the financial or other covenants contained in any of the agreements relating to our outstanding indebtedness obligations or are unable to make the payments required under any of our outstanding indebtedness obligations, it could result in an event of default under the agreements relating to the applicable indebtedness. If an event of default were to occur and be continuing, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. By reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. Such an acceleration could materially and adversely affect our financial condition and we cannot assure you that our assets or cash flows would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance, or restructure our indebtedness under our secured debt upon an event of default, including our warehouse facilities, lines of credit, or senior secured notes, the holders of such debt could elect to terminate their commitments thereunder, cease making loans, and institute foreclosure proceedings against our assets. As a result of such events, we could ultimately be forced into bankruptcy or liquidation.

Risks Related to Our Organizational Structure

The Company is a holding company and its only material asset is its interest in FOA Equity. It is accordingly dependent upon distributions from FOA Equity to pay taxes, make payments under the Tax Receivable Agreements, and pay dividends.

The Company is a holding company and it has no material assets other than its direct and/or indirect ownership of Class A LLC Units. The Company has no independent means of generating revenue. The Company intends to cause FOA Equity to make distributions to the holders of Class A LLC Units, including the Company, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the Tax Receivable Agreements, and dividends, if any, declared by the Company. Deterioration in the financial condition, earnings, or cash flow of FOA Equity and its subsidiaries for any reason could limit or impair FOA Equity’s ability to make such distributions. In addition, FOA Equity is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FOA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FOA Equity are generally subject to similar legal limitations on their ability to make distributions to FOA Equity. Further, our existing financing arrangements include, and any financing arrangement that we enter into in the future may include, restrictions that impact FOA Equity’s ability to make distributions to the Company. To the extent that the Company needs funds and FOA Equity is unable to make distributions to the Company due to its financial condition, restrictions under applicable law or regulation, restrictions under the terms of our financing arrangements, or for any other reason, such inability to make distributions could materially adversely affect our liquidity, financial condition, and ability to pay dividends to shareholders.

The Company will be required to pay income taxes on its allocable share of any net taxable income of FOA Equity.

FOA Equity is, and it is anticipated that FOA Equity will continue to be, treated as a partnership for U.S. federal income tax purposes. As such, FOA Equity will generally not be subject to any entity-level U.S. federal income tax. Instead, taxable income or loss will be allocated to holders of Class A LLC Units, including the Company. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income (offset by any allowable prior period taxable losses) of FOA Equity. Our allocable share of FOA Equity’s net taxable income or loss will increase over time as the FOA Equity unitholders exchange their Class A LLC Units for shares of the Company’s Class A Common Stock.

In addition, additional tax liability may be imputed for adjustments to a partnership’s tax return to the partnership itself in certain circumstances, absent an election to the contrary. FOA Equity may be subject to material additional tax liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect. Any such additional tax liabilities would be allocated to holders of Class A LLC Units, including the Company.

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

Estimating the amount of payments that may be made under the Tax Receivable Agreements is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The anticipated tax basis adjustments, as well as the amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of the Company’s Class A Common Stock at the time of the exchanges, the extent to which such exchanges are taxable, the amount of tax attributes, changes in tax rates, and the amount and timing of the Company’s income. As a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of FOA Equity and the Company’s possible utilization of certain tax attributes, the payments that the Company may make under the Tax Receivable Agreements are expected to be substantial.

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

As a result of these assumptions, the Company would be required to make a cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreements. This could in turn result in (i) the Company being required to make cash payments to the TRA Parties that are greater than the specified percentage of the actual benefits the Company ultimately realizes in respect of the tax benefits that are subject to the Tax Receivable Agreements, and (ii) the Company being required to make payments in respect of tax benefits significantly in advance of the actual realization, if any, of such tax benefits. In these situations, the Company’s obligations under the Tax Receivable Agreements could have a substantial negative impact on its liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combination, or other changes of control due to the additional transaction costs a potential acquirer may attribute to satisfying such obligations. The Company may need to incur additional debt to finance payments under the Tax Receivable Agreements to the extent its cash resources are insufficient to meet its obligations under the Tax Receivable Agreements as a result of timing discrepancies or otherwise. There can be no assurance that the Company will be able to finance its obligations under the Tax Receivable Agreements.

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

Risks Related to Ownership of our Class A Common Stock

There can be no assurance that we will be able to satisfy the continued listing standards that are required to be satisfied in order for our Class A Common Stock to continue to be listed on NYSE.

The NYSE imposes requirements that must be complied with in order for securities to remain listed on the NYSE, some of which are not completely within the Company’s control.

On December 12, 2023, we received a notice of non-compliance with the NYSE’s continued listing standards with respect to our Class A Common Stock because the average closing price of our Class A Common Stock had been below $1.00 for a consecutive 30 trading-day period. We were able to regain compliance as of December 29, 2023, but on February 12, 2024, we received another notice of non-compliance with the NYSE’s continued listing standards with respect to our Class A Common Stock, again based on the average closing price of our Class A Common Stock. We effected a 1-for-10 reverse stock split of our Class A Common Stock on July 25, 2024 to regain compliance within the required timeframe for our Class A Common Stock to remain listed on the NYSE. We have not subsequently received any further notices of noncompliance from the NYSE with respect to our Class A Common Stock. However, it is possible that we may not be able to comply with continued listing standards of the NYSE for our Class A Common Stock in the future. Any such instance of noncompliance may result in the receipt of additional notices of noncompliance from the NYSE and ultimately in our Class A Common Stock being delisted.

The receipt of a notice of noncompliance from the NYSE can have adverse consequences for the Company, even if the Company is able to regain compliance and avoid delisting. Receipt of such a notice can have an adverse impact on investor sentiment and in turn result in a decrease in the share price of our Class A Common Stock. Further, receipt of such a notice can have an adverse impact on the sentiment of our debt investors and warehouse lenders and in turn make it more difficult to obtain and maintain these relationships in the future. Further, if the NYSE delists the Company’s Class A Common Stock from trading on its exchange for failure to meet the listing standards, the Company and its shareholders could face significant material adverse consequences including:

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

We expect to retain future earnings, if any, for future operations, expansion, and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, our stockholders may not receive any return on an investment in our shares of Class A Common Stock unless they sell our shares of Class A Common Stock for a price greater than that which they paid for it.

The market price of our securities may fluctuate or decline.

Fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In 2022, 2023, and the first half of 2024, our stock price generally experienced significant decline as a result of challenging macroeconomic conditions and sustained higher inflation and interest rates. While our stock price increased in the second half of 2024, continued economic uncertainty, including, without limitation, sustained higher inflation and interest rates, and any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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
•sales of substantial amounts of Class A Common Stock by our directors, executive officers, or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rate changes, continued inflation, and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and the NYSE in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies that investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

On June 9, 2022,our post-effective amendment No.1 on Form S-1 to Form S-3 was declared effective by the SEC (the “Registration Statement”). Further, on August 18, 2023, we filed a registration statement on Form S-3 relating to the registration for offer and sale of the up to 3,389,366 shares of Class A Common Stock exchangeable by AAG/Bloom pursuant to the Exchange Agreement (such registration statement, the “AAG/Bloom Registration Statement”) (which number reflects the 10:1 reverse splits of Class A Common Stock and Class A LLC Units, each effective on July 25, 2024). The AAG/Bloom Registration Statement was declared effective by the SEC on September 1, 2023. Additionally, on October 31, 2024, FOAF issued $146,793,000 of 10.000% Exchangeable Senior Secured Notes due 2029 (the “Exchangeable Secured Notes”). The Exchangeable Secured Notes are exchangeable into shares of Class A Common Stock. The exchange rate is initially 36.36364 shares of Class A Common Stock per $1,000 principal amount of Exchangeable Secured Notes, which is equivalent to an initial exchange price of $27.50 per share of Class A Common Stock, and is subject to adjustment as provided in the related indenture. The Company has agreed that within the 180 day period following October 31, 2024, it will file a shelf registration statement with the SEC to register the resale of Class A Common Stock deliverable upon exchange of the Exchangeable Secured Notes (the “Exchangeable Secured Note Registration Statement” and together with the Registration Statement and the AAG/Bloom Registration Statement, the “Registration Statements”). Under the Registration Statements, such applicable parties may sell large amounts of our Class A Common Stock in the open market or in privately negotiated transactions. Such sales could have the effect of increasing the volatility in the share price of our Class A Common Stock or putting significant downward pressure on the price of our Class A Common Stock.

Sales of substantial amounts of our Class A Common Stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our Class A Common Stock and make it difficult for us to raise funds through securities offerings in the future.

The trading history of our common stock has been characterized by low trading volume.

Our Class A Common Stock started trading on the NYSE on April 5, 2021. During 2024, the average daily trading volume of our Class A Common Stock was 43,022 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our securities or how much more liquid these markets might become. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our securities at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control. Our low trading volume could result in increased share price volatility, downward pricing pressure, and inability to sell your shares at desired price levels, if at all.

If securities or industry analysts cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline.

The trading market for the Company’s securities will be influenced by the research and reports that industry or securities analysts may publish about the Company, its business, market, or competitors. A limited number of securities and industry analysts currently publish research on the Company. If any of the analysts who cover the Company change their recommendation regarding the Company’s securities adversely, or provide more favorable relative recommendations about the Company’s competitors, the price of the Company’s securities would likely decline. If any analyst who covers the Company were to cease coverage of the Company or fail to regularly publish reports on it, the Company could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

The Company incurs significant expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition, and results of operations.

The Company faces legal, accounting, administrative, and other costs and expenses as a public company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board, and the securities exchanges impose additional reporting and other obligations on public companies. Compliance with public company requirements is costly and time-consuming. For example, the Company has adopted corporate governance requirements and best practices as well as internal controls and disclosure controls and procedures, all of which have expenses associated with them. In addition, expenses associated with SEC reporting requirements are incurred in the ordinary course of business. Furthermore, if any issues in complying with those requirements are identified (for example, if the Company’s auditors identify a material weakness or significant deficiency in the Company’s internal controls over financial reporting), the Company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the Company’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with the Company’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers. The reporting and other obligations imposed by these rules and regulations result in legal and financial compliance costs and costs associated with related legal, accounting, and administrative activities. These costs require the Company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The Company may not be able to effectively continue to implement and maintain controls and procedures required by the Sarbanes-Oxley Act that are applicable to us.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. To continue to comply with such requirements, we may need to undertake various actions from time to time, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Management may not be able to effectively continue to implement and maintain controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are applicable to the Company. If management is not able to do so, it may not be able to assess whether the Company’s internal controls over financial reporting are effective, which may subject the Company to adverse regulatory consequences and could harm investor confidence and the market price of our securities. Because the Company is a non-accelerated filer, our independent registered public accounting firm is not required to issue a report on the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. If we do not obtain such a report from our independent registered public accounting firm, it may impact the Company’s ability to identify internal controls in need of improvement. If we do obtain such a report from our independent registered public accounting firm, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the Company are documented, designed, or operating.

If we experience material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our securities may decline.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identification of any new material weaknesses in the future could limit our ability to prevent or detect a misstatement of our accounts or disclosures and could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and the price of our securities may decline as a result.

The Company is a “controlled company” within the meaning of the NYSE rules and, as a result, qualifies for exemptions from certain corporate governance requirements. The stockholders of the Company do not have the same protections afforded to stockholders of companies that are subject to such requirements.

The Company’s principal stockholders are parties to a stockholders agreement (the “Stockholders Agreement”) and as of December 31, 2024, beneficially owned 67.6% of the combined voting power of the Company’s Class A Common Stock and Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”). As a result, the Company is a “controlled company” within the meaning of the NYSE corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

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

Accordingly, to the extent we choose to rely on these corporate governance exemptions, the stockholders of the Company will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

The principal stockholders control the Company and their interests may conflict with the Company’s or yours in the future.

As of December 31, 2024, principal stockholders beneficially owned 67.6% of the combined voting power of the Company’s Class A Common Stock and Class B Common Stock. Moreover, the Company agreed to nominate to our Board individuals designated by the principal stockholders in accordance with the Stockholders Agreement. The principal stockholders retain the right to designate directors subject to the maintenance of certain ownership requirements in us. Even when the principal stockholders cease to own shares of Company stock representing a majority of the total voting power, for so long as the principal stockholders continue to own a significant percentage of the Company’s stock, they will still be able to significantly influence or effectively control the composition of the Board and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the principal stockholders will have significant influence with respect to the Company’s management, business plans, and policies, including the appointment and removal of the Company’s officers.

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

As of December 31, 2024, the principal stockholders owned 49.5% of the Class A LLC Units. Because they hold ownership interests directly in FOA, the principal stockholders may have conflicting interests with holders of shares of the Class A Common Stock. For example, if FOA makes distributions to the Company, the principal stockholders will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective membership interests in FOA and their preferences as to the timing and amount of any such distributions may differ from those of the Company’s public stockholders. The principal stockholders may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreements, whether and when to incur new or refinance existing indebtedness, and whether and when the Company should terminate the Tax Receivable Agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration the principal stockholders’ tax or other considerations even where no similar benefit would accrue to the Company.

The A&R Charter does not limit the ability of the principal stockholders to compete with the Company and they may have investments in businesses whose interests conflict with the Company.

The principal stockholders and their respective affiliates engage in a broad spectrum of activities, including investments in businesses that may compete with the Company. In the ordinary course of their business activities, the principal stockholders and their respective affiliates may engage in activities where their interests conflict with the Company’s interests or those of its stockholders. The Amended and Restated Certificate of Incorporation of the Company (the “A&R Charter”) provides that none of the principal stockholders or any of their respective affiliates or any of the Company’s directors who are not employed by the Company (including any non-employee director who serves as one of the Company’s officers in both his or her director and officer capacities) or his or her affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which the Company operates. The principal stockholders and their respective affiliates also may pursue acquisition opportunities that may be complementary to the Company’s business, and, as a result, those acquisition opportunities may not be available to the Company. In addition, the principal stockholders may have an interest in the Company pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to the Company and its stockholders.

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
•allow the Company to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions, or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
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

Further, as a Delaware corporation, the Company is also subject to provisions of Delaware law, which may impede or discourage a takeover attempt that the Company’s stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law may discourage, delay, or prevent a transaction involving a change in control of the Company, including actions that the Company’s stockholders may deem advantageous, or negatively affect the trading price of the Class A Common Stock. These provisions may also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause the Company to take other corporate actions you desire. For further discussion of these and other such anti-takeover provisions, see the section titled “Description of Securities—Certain Anti-Takeover Provisions of Our A&R Charter and A&R Bylaws.”

The A&R Charter designates the Court of Chancery of the State of Delaware or the federal district courts of the U.S., as applicable, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by the Company’s stockholders, which could limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or the Company’s directors, officers, or other employees.

The A&R Charter provides that, unless the Company consents to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a breach of fiduciary duty owed by any current or former director, officer, stockholder, or employee of the Company to the Company or its stockholders; (iii) any action asserting a claim against the Company arising under the Delaware General Corporation Law (the “DGCL”), the A&R Charter, or the A&R Bylaws (together, the “Organizational Documents”) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim against the Company that is governed by the internal affairs doctrine.

The A&R Charter further provides that, unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the U.S. will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the U.S., including the Securities Act and the Exchange Act and, in each case, the applicable rules and regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any shares of the Company’s capital stock shall be deemed to have notice of and to have consented to the forum provision in the A&R Charter. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with the Company or the Company’s directors, officers, other stockholders, or employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the A&R Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect the Company’s business, financial condition, and results of operations and result in a diversion of the time and resources of the Company’s management and Board.

You may be diluted by the future issuance of additional Class A Common Stock or Class A LLC Units in connection with the Company’s incentive plans, acquisitions, warrants, or otherwise.

As of December 31, 2024, the Company had 425,850 shares of Class A Common Stock issued and unvested and 5,989,639,701 shares of Class A Common Stock authorized but unissued, including 12,016,628 shares of Class A Common Stock issuable upon exchange of Class A LLC Units that are held by FOA Equity unitholders (other than AAG/Bloom and the Company), 1,875,140 shares of Class A Common Stock issuable upon exchange of Class A LLC Units that are held by AAG/Bloom, 714,226 shares of Class A Common Stock issuable upon exchange of Class A LLC Units that are potentially issuable to AAG/Bloom in connection with our acquisition of operational assets from AAG/Bloom, 5,337,928 shares of Class A Common Stock issuable upon exchange of Exchangeable Secured Notes, 720,000 shares of Class A Common Stock issuable upon exchange of Class A LLC Units that are issuable upon exercise of options granted to certain of the Company’s executive officers, 1,298,877 shares of Class A Common Stock issuable upon settlement of outstanding Non-LTIP Restricted Stock Units (“Non-LTIP RSUs”), 899,995 shares of Class A Common Stock issuable upon the occurrence of the First Earnout Achievement Date (or upon exchange of Class A LLC Units that are issuable upon the occurrence of the First Earnout Achievement Date) (72,900 of which would be exchanged to fund the settlement of the Earnout Right Restricted Stock Units (“Earnout Right RSUs”) that vest on the First Earnout Achievement Date), 899,995 shares of Class A Common Stock issuable upon the occurrence of the Second Earnout Achievement Date (or upon exchange of Class A LLC Units that are issuable upon the occurrence of the Second Earnout Achievement Date) (72,900 of which would be exchanged to fund the settlement of the Earnout Right RSUs that vest on the Second Earnout Achievement Date), and 1,437,500 shares of Class A Common Stock issuable upon exercise of certain warrants. The A&R Charter authorizes the Company to issue these shares of Class A Common Stock and options, rights, warrants, and appreciation rights relating to Class A Common Stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the A&R LLC Agreement permits FOA Equity to issue an unlimited number of additional limited liability company interests of FOA Equity with designations, preferences, rights, powers, and duties that are different from, and may be senior to, those applicable to the Class A LLC Units, and which may be exchangeable for shares of Class A Common Stock. Further, as of December 31, 2024, the Company has reserved an aggregate of 1,198,726 additional shares of Class A Common Stock and Class A LLC Units for issuance under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (excluding the reserve for the options and the Non-LTIP RSUs described earlier in this paragraph). Any Class A Common Stock that the Company issues, including under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who own shares of Class A Common Stock.

The Company may issue preferred stock whose terms could materially adversely affect the voting power or value of its Class A Common Stock.

The A&R Charter authorizes the Company to issue, without the approval of its stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations, and relative rights, including preferences over the Company’s Class A Common Stock respecting dividends and distributions, as the Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of the Class A Common Stock. For example, the Company might grant holders of preferred stock the right to elect some number of the Company’s directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences the Company might assign to holders of preferred stock could affect the residual value of the Class A Common Stock.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our Company maintains a comprehensive information technology security program based on the National Institute of Standards (NIST) Cyber Security Framework. The information technology security program aims to protect our Company from cybersecurity threats and ensure the confidentiality, integrity, and availability of our data and systems. To provide such protection, our program implements a significant number of controls, including but not limited to physical and digital access controls, data protection controls, system development controls, acceptable use controls, and monitoring controls. We deploy technical and administrative safeguards, such as firewalls, intrusion prevention and detection systems, anti-malware functionality, and security awareness and phishing prevention training programs, which are regularly evaluated and improved. Further, in the event of a cybersecurity incident, our Company has a Cybersecurity Incident Response Team (the “CSIRT”), consisting of stakeholders from across the Company, to respond appropriately. The CSIRT provides a proactive approach to managing cybersecurity incidents and ensures incidents are controlled as quickly as possible to avoid and minimize the damage to systems, limit impact to client information, protect the Company’s reputation and integrity, and prevent future incidents. The

Company also has a data incident response plan in place that outlines expected actions in the event of a data security incident. The Company prioritizes protecting and informing customers, clients, and employees in the event of a data security incident, as is appropriate.

The Company leverages both internal resources and third-party suppliers as needed for technology assets, systems, and development to support its information technology security program. The Company uses third-party rather than internal resources when the Company determines that using a third-party better meets the needs of the business. Before contracting with a third-party supplier, the Company determines if the vended resource is compliant with Company policies. Formal approval for a third-party supplier is obtained through the appropriate Company processes according to the type of resource provided by the third-party supplier.

Third-party vendors can present cybersecurity risks to the Company’s technology resources. The Company has a vendor management team that provides oversight of third-party vendors and engages with the enterprise security team to assess potential cybersecurity risks related to a third-party vendor’s services, both at the time of initial engagement and as part of an annual review process. The enterprise security team considers a number of factors in assessing such risks, including the types of services provided by the third-party vendor, the data and systems the third-party vendor needs to access to provide the services, and the policies and controls the third-party vendor has in place to mitigate cybersecurity risks. Some third-party vendors present a higher risk and require additional approval before a contract is signed or renewed. This ensures leadership is aware of risks posed by third-party vendors and can consider this information when evaluating contracts.

The Company has processes in place to assess the effectiveness of its information technology security program. The Company applies cybersecurity assessment tools that analyze the Company’s ability to identify, protect from, detect, respond to, and recover from cybersecurity threats and that analyze the various controls put into place by the Company’s information security program. The Company also conducts an annual cybersecurity assessment to identify risks and issues and may conduct more frequent assessments as required by a material change to the Company’s cybersecurity risk. Further, the Company engages third parties to conduct penetration tests to assess the performance of the information technology security program. The results of these assessments and tests are reviewed by the Company’s enterprise security team and senior management and are used to identify areas of vulnerability, which the Company then works to address.

To date, risks from cybersecurity threats have not materially affected our Company or our business strategy, results of operations, or financial condition. However, if we were the subject of a significant cyber-attack or security breach in the future, it could materially affect our Company, as discussed in further detail under “Item 1A. Risk Factors— Risks Related to the Business of the Company—A security breach or a cyber-attack could adversely affect our results of operations and financial condition.”

Cybersecurity Governance

Board of Directors Oversight

The Board of Directors oversees the risks to the Company from cybersecurity threats by periodically reviewing information technology security reports from management, including our Chief Information Security Officer (“CISO”), as well as reports from the Audit Committee of the Board of Directors. These reports also include, as applicable, an overview of any cybersecurity incidents. The Audit Committee provides assistance to the Board of Directors with respect to its oversight of the Company’s technology security and data privacy programs. The Audit Committee is responsible for reviewing the Company’s information technology security controls with the CISO and evaluating the adequacy of the Company’s information technology security program, compliance, and controls with the CISO, which evaluation would include a consideration of any applicable cybersecurity incidents.

Management Oversight

We have a dedicated enterprise security team responsible for assessing and managing our material risks from cybersecurity threats. Our enterprise security team is led by our CISO, Drew Robertson, who has extensive experience in cybersecurity. In addition to acting as our CISO, Mr. Robertson currently advises several companies in the Cyber Security Industry and is active in a number of information security communities and groups. Prior to his appointment as CISO in October 2021, he served as our Deputy CISO. Before joining the Company, Mr. Robertson worked for the National Security Agency and the U.S. Army, where he held various leadership positions in computer network defense, computer network exploitation, and intelligence oversight. Mr. Robertson holds a BA in Organizational Management, an MS in Cybersecurity Policy, and an MBA.

Our enterprise security team works closely with our senior management, information technology, legal, and compliance teams to develop, implement, assess, and improve our information technology security program, compliance, and controls, as described in more detail above under “—Cybersecurity Risk Management and Strategy.” By engaging in the development, implementation, assessment, and improvement of our information technology security program, compliance, and controls, the enterprise security team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. As described in more detail above under “—Board of Directors Oversight,” our CISO reports to the Board of Directors regarding cybersecurity risks and cybersecurity incidents and also works with the Audit Committee to evaluate the program, compliance, and controls in place to address cybersecurity risks and cybersecurity incidents.

Item 2. Properties
Our corporate, operations, and branch real estate portfolio consists of 70,000 square feet of leased office and retail space which is used to support our unified modern retirement solutions platform. Our headquarters is in Plano, Texas. We maintain additional office space for other various corporate use and operations in Oklahoma, Minnesota, and California.
We regularly evaluate current and projected space requirements, considering the constraints of our existing lease agreements and the expected scale of our business. We operate through a hybrid workforce model which combines remote work for substantially all of our workforce and in-office when required.

Item 3. Legal Proceedings
The information required with respect to this Part I, Item 3 can be found under Note 18 - Litigation in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A Common Stock has been traded on the NYSE under the ticker symbol “FOA” since April 5, 2021.
As of March 11, 2025, there were 20 stockholders of record of our Class A Common Stock and 14 stockholders of record of our Class B Common Stock. For our Class A Common Stock, the actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. There is no public market for our Class B Common Stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” “FOA,” or the “Company” refer to Finance of America Companies Inc. and its consolidated subsidiaries. References to “FOA Equity” are to Finance of America Equity Capital LLC, a Delaware limited liability company, that the Company controls in an “UP-C” structure.

Overview
Finance of America Companies Inc. is a financial services holding company which, through its operating subsidiaries, is a leading provider of home equity-based financing solutions for a modern retirement. In addition, FOA offers capital markets and portfolio management capabilities primarily to optimize the distribution of its originated loans to investors.
FOA was incorporated in Delaware on October 9, 2020 and became a publicly-traded company on the NYSE in April 2021, with trading beginning on April 5, 2021 under the ticker symbol “FOA.” FOA has a controlling financial interest in FOA Equity. FOA Equity owns all of the outstanding equity interests in FOAF. FOAF wholly owns FAH and Incenter. FAH is the parent of a lending company, FAR, while Incenter is the parent of operating service companies that provide capital markets and portfolio management capabilities.
Through the end of the third fiscal quarter of 2022, the Company was principally focused on offering (1) a wide array of loan products throughout the U.S., including reverse mortgage loans, traditional mortgage loans, business purpose loans to residential real estate investors, and home improvement loans, and (2) complementary lender services, such as title insurance and settlement services, to mortgage businesses. However, during the fourth quarter of 2022 and calendar year 2023, the Company exited multiple business lines, including its traditional mortgage lending segment, its commercial lending segment, its home improvement lending business, and its lender services businesses, and shifted its focus to developing a streamlined retirement solutions business. In 2024, the Company focused on unifying and enhancing its streamlined retirement solutions business and solidifying its position as a leading provider of home equity-based financing solutions for a modern retirement.
Our strategy and long-term growth initiatives are built upon a few key fundamental factors:
•We are focused on growing our core retirement solutions business, which benefits from demographic and economic tailwinds. We believe we can continue to enhance, expand, and more effectively dispatch our innovative suite of home equity-based financing solutions to help senior homeowners achieve their retirement goals.
•We distribute our products through multiple channels and utilize flexible technology platforms in order to scale our business and manage costs efficiently.
•We connect borrowers with investors. Our consumer-facing business leaders interface directly with the investor-facing professionals in our Portfolio Management segment, facilitating the development of attractive lending solutions for our customers with the confidence that the loans we generate can be efficiently and profitably sold to a deep pool of investors, either directly via whole-loan sales or indirectly via the issuance and sale of mortgage-backed securities. We seek to programmatically and profitably monetize our loans, which minimizes capital at risk, while often retaining a future performance-based participation interest in the underlying cash flows of our monetized loans.
Through FAR, the Company originates, acquires, and services (in partnership with third-party subservicers) HECM, which are originated pursuant to the FHA HECM program and are insured by the FHA, and non-agency reverse mortgage loans, which are not insured by the FHA. We have launched several non-agency reverse mortgage loan products to serve the U.S. senior population and have plans for additional innovative products to satisfy this vast and largely underserved market. For example, in 2023, we launched a non-agency second lien reverse mortgage loan product, second in priority behind the first lien of an existing traditional forward mortgage loan or home equity line of credit collateralized by the same mortgaged property. In 2024, we invested more capital and resources into the second lien product, including marketing and digital efforts, in order to expand its reach through a leading broker facing platform and expansion of the product to additional states. The launch and expansion of the second lien product has enabled us to serve borrowers who already have and desire to maintain a low-rate primary mortgage but want the convenience of a flexible second lien with no required monthly principal and interest payments, exemplifying our commitment to meet and serve new kinds of borrowers whose needs are not satisfied by existing available products. We are a leader in this market and we are focused on developing and offering products for borrowers with interest in using a reverse mortgage loan as a retirement planning tool, which we believe will continue to increase our addressable customer base and ultimately raise our origination volumes.
We originate loans through a retail channel (consisting primarily of a centralized retail platform) and a TPO channel (consisting primarily of a network of mortgage brokers). In 2024, we took steps to streamline and enhance our marketing and originations operations and digital capabilities. We transitioned our sales teams onto one loan origination system, making our origination operations more efficient, and unified under the single brand name “Finance of America,” creating a recognizable identity that clarifies the Company’s offerings in the market. This brand unification included the launching of new brand assets across the Company’s platforms. Further, in the second quarter of 2024, we modified our go-to-market strategy within our retail channel to focus on our most efficient business lines and stepped away from business lines and campaigns that had been less effective. Additionally, efforts are underway to develop our digital capabilities. Our digital innovation strategy is designed to deliver financial services to seniors in a way that is both modern and user friendly. We are working to build a digital channel that will supplement our existing lines of business and leverage automated digital tools to improve efficiency and the overall ease of transacting. We are similarly engaging in efforts to refine the systems used by our mortgage broker partners to improve the efficiency and ease of originations via our TPO channel. We believe these efforts will increase brand and product recognition and awareness within the addressable market of U.S. seniors and among mortgage brokers, make our marketing efforts and originations processes more efficient and less costly, improve the originations experience for borrowers and mortgage broker partners, expand the number and depth of our relationships with borrowers and mortgage broker partners, and ultimately raise our origination volumes.
Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM into HMBS, which Ginnie Mae guarantees, and sell the HMBS in the secondary market while retaining the rights to service the HECM. When HECM are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM previously securitized into an HMBS, we securitize them into privately placed mortgage-backed securities or hold them for investment. In November 2024, Ginnie Mae announced the finalized term sheet for its HMBS 2.0 program expected to be implemented in 2025. Once implemented, the HMBS 2.0 program will enable us to securitize into HMBS additional HECM that are required to be bought out of pools of HECM securitized pursuant to Ginnie Mae’s existing HMBS program or otherwise not eligible for securitization pursuant to Ginnie Mae’s existing HMBS program (subject to expanded eligibility parameters applicable to the HMBS 2.0 program), increasing the HECM that we are able to securitize into HMBS. We both securitize non-agency reverse mortgage loans into mortgage-backed securities sold to investors and sell them as whole loans to investors. We may also decide to strategically hold certain non-agency reverse mortgage loans for investment. The capabilities provided by the Portfolio Management segment allowed us to complete several issuances and sales of mortgage-backed securities backed by our loan products in 2024, including our first issuance and sale of mortgage-backed securities backed exclusively by our non-agency second lien reverse mortgage loan product, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.
See Note 1 - Organization and Description of Business in the Notes to Consolidated Financial Statements for discussion of recent actions affecting the overall go-forward business operations, including details regarding the series of transactions entered into in order to transform our business from a vertically integrated lending and complementary services platform to a unified modern retirement solutions platform.

American Advisors Group Transaction
On March 31, 2023, FAR acquired a majority of the assets and certain of the liabilities of AAG/Bloom, including, among other things, AAG/Bloom’s retail loan originations platform, certain residential reverse mortgage loans, and the right to service certain HECM, pursuant to (i) an Asset Purchase Agreement, dated as of December 6, 2022 (the “Original Asset Purchase Agreement” and as amended by the Amendment Agreement entered into on March 31, 2023, the “Asset Purchase Agreement”), by and between the Company, FOA Equity, FAR, AAG/Bloom, and, for the limited purposes described therein, Reza Jahangiri, an individual residing in the State of California (the “AAG Principal”), (ii) a Servicing Rights Purchase and Sale Agreement, dated as of December 6, 2022 (as amended, the “MSR Purchase Agreement”), by and between FAR and AAG/Bloom, and (iii) a Loan Sale Agreement, dated as of December 6, 2022 (as amended, the “Mortgage Loan Purchase Agreement” and collectively with the Asset Purchase

Agreement and the MSR Purchase Agreement, the “AAG Purchase Agreements”), by and between FAR and AAG/Bloom (such acquisition, the “AAG Transaction”). Refer to Note 3 - Acquisitions in the Notes to Consolidated Financial Statements for additional information.

Our Segments
In connection with the transformation of our business from a vertically integrated lending and complementary services platform to a unified modern retirement solutions platform, we realigned our business to operate through two reportable segments: Retirement Solutions and Portfolio Management.
Retirement Solutions
Our Retirement Solutions segment conducts all of our Company’s loan origination activity, including the origination and acquisition of HECM and non-agency reverse mortgage loans through both the retail and TPO channels. The Retirement Solutions segment generates revenue from fees earned at the time of loan origination as well as from the initial estimate of net origination gains, with all originated loans accounted for at fair value. Once originated, the loans are transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in the revenues of our Portfolio Management segment until final disposition.
The Company sold the operational assets of its home improvement lending business and substantially completed the process of winding down the operations of the home improvement lending business as of March 31, 2024. For reporting purposes, the previous operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations as the wind-down of the home improvement lending business was not considered by the Company to be a strategic shift that has had or will have a major effect on our operations and financial results.
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
See the Segment Results section below and Note 24 - Business Segment Reporting in the Notes to Consolidated Financial Statements for additional financial information about our segments.

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

Other factors that may affect our cost base include trends in salaries and benefits costs, sales commissions, loan production and servicing costs, technology, rent, legal, compliance, and other general and administrative costs. Management continually monitors these costs through operating plans.

Other Recent Events
Due to significant inflationary pressures, the U.S. Federal Reserve raised the federal funds rate during the first three quarters of 2023 and during the same period, reduced its overall purchases and holdings of government and mortgage-related bonds. Higher interest rates generally led to lower mortgage transaction volumes, increased competition, and lower profit margins. Volatility in market conditions resulting from the foregoing events have caused and may continue to cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market, the fair value of the assets on our balance sheet, and price transparency of real estate related or asset-backed assets. More recently, based on weakening inflation pressures, the U.S. Federal Reserve decreased the federal funds rate by 50 basis points in September 2024, 25 basis points in November 2024, and 25 basis points in December 2024, back to December 2022 levels, but indicated that it only projected two interest rate reductions in 2025.
Our Company is actively monitoring these events and their effects on the Company’s financial condition, liquidity, operations, industry, and workforce.
These continuing economic impacts may cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets, and liquidity in 2025 and beyond. See Results of Operations.
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
Discontinued Operations
During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines while enhancing our reverse mortgage loan business, in order to transform our business from a vertically integrated lending and complementary services platform to a unified modern retirement solutions platform. This transformation included the wind-down of the previously reported Mortgage Originations segment, other than the home improvement lending business, and sale of the previously reported Commercial Originations and Lender Services segments, with the exception of its Incenter Solutions LLC operating service subsidiary. This constitutes a strategic shift that has had or will have a major effect on our operations and financial results. As such, starting with the first fiscal quarter of 2023, results of our previously reported Mortgage Originations, Commercial Originations, and Lender Services segments, excluding the home improvement lending business and Incenter Solutions LLC, are reported as discontinued operations for all periods presented in accordance with ASC 205, Presentation of Financial Statements. During the third fiscal quarter of 2023, the Company sold the operational assets of the home improvement lending business and began the process of winding down the operations of the home improvement lending business, which was substantially complete as of March 31, 2024. Also during the third fiscal quarter of 2023, the Company ceased the operations of Incenter Solutions LLC. The wind-down of Incenter Solutions LLC was substantially complete by the end of December 2023. The Company’s wind-down of the home improvement lending business and Incenter Solutions LLC was not considered by the Company to be a strategic shift that has had or will have a major effect on our operations and financial results. Therefore, the previous operations of the home improvement lending business and Incenter Solutions LLC are not reported as discontinued operations. Refer to Note 1 - Organization and Description of Business and Note 4 - Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.

AAG Transaction
On March 31, 2023, the Company completed the acquisition of the assets, including the retail loan originations platform, and liabilities associated with the AAG Transaction. Refer to Note 1 - Organization and Description of Business and Note 3 - Acquisitions in the Notes to Consolidated Financial Statements for additional information.
Reverse Stock Split
On July 25, 2024, the Company completed a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its shares of Class A Common Stock. FOA Equity completed a corresponding 1-for-10 reverse split of its Class A LLC Units to maintain the 1-for-1 parity of its Class A LLC Units with the Company’s adjusted number of Class A Common Stock shares. All references in this Annual Report on Form 10-K to numbers of Class A Common Stock shares, weighted average shares outstanding, earnings (loss) per share, FOA Class A Common Stock share price, and number of Class A LLC Units have been adjusted to reflect the Reverse Stock Split on a retroactive basis. As a result of the Reverse Stock Split, an immaterial amount was reclassified from Class A Common Stock to Additional paid-in capital in the Consolidated Statements of Financial Condition.
Change in Consolidated Statements of Operations Presentation
Beginning with the Company’s second quarter 2024 Form 10-Q, the Consolidated Statements of Operations presentation was changed to provide additional detail regarding the Company’s activities. The change primarily consists of disaggregating the Company’s previously reported net fair value gains on loans and related obligations caption into the currently presented captions of interest income, interest expense, net origination gains, gain on securitization of HECM tails, net, fair value changes from model amortization, and fair value changes from market inputs or model assumptions. Additionally, previously reported interest income and interest expense, which primarily represented the Company’s interest income on mortgage loans held for sale and other interest income and the Company’s interest expense associated with the Company’s other financing lines of credit, was combined with the interest income and interest expense that was previously reported within net fair value gains on loans and related obligations, excluding non-portfolio interest income and the interest expense associated with the Company’s non-funding debt, which is now reported separately as non-funding interest expense, net. As a result of the change, the Company’s previously reported revenues have been reclassified to reflect the updated presentation. Refer to Note 2 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional information.

Components of Our Results of Operations
Revenues
Interest income
We earn interest income on all loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, and other loans held for investment. Refer to Note 21 - Interest Income and Interest Expense in the Notes to Consolidated Financial Statements for additional information.
Interest expense
We incur interest expense on our HMBS related obligations, nonrecourse debt, and our financing lines of credit. Refer to Note 21 - Interest Income and Interest Expense in the Notes to Consolidated Financial Statements for additional information.
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
Fair value changes from market inputs or model assumptions
Fair value changes from market inputs or model assumptions represent other changes to fair value of portfolio-related assets and liabilities not related to new originations, portfolio runoff, or realization of modeled income and expenses. These changes are driven primarily by updates to market inputs or model changes. Refer to Note 6 - Fair Value in the Notes to Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques utilized to measure fair value.
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
Non-funding interest expense, net
Non-funding interest expense, net, includes our non-portfolio interest income and the interest expense associated with the Company’s non-funding debt. Refer to Note 21 - Interest Income and Interest Expense in the Notes to Consolidated Financial Statements for additional information.
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
Depreciation and amortization
Depreciation and amortization expenses include depreciation and amortization of fixed assets and definite-lived intangible assets.
General and administrative expenses
General and administrative expenses include communications and data processing costs, professional and consulting fees, occupancy, equipment rentals, other office related expenses, and other expenses. Refer to Note 22 - General and Administrative Expenses in the Notes to Consolidated Financial Statements for additional information.
Impairment of Intangibles and Other Assets
Impairment of intangibles and other assets includes impairment charges recognized on indefinite-lived intangible assets and other long-lived assets.
Gain on Extinguishment of Debt
Gain on extinguishment of debt includes the gain recognized as a result of the exchange of senior notes. Refer to Note 17 - Notes Payable, Net, in the Notes to Consolidated Financial Statements for additional information.
Other, Net
Other, net, primarily includes gains or losses on non-operating assets and liabilities.
Income Taxes
FOA is taxed as a corporation and is subject to U.S. federal, state, and local taxes on the income allocated to it from FOA Equity based upon FOA’s economic interest in FOA Equity as well as any stand-alone income it generates. Refer to Note 23 - Income Taxes in the Notes to Consolidated Financial Statements for additional information.

Results of Operations
Overview
The following tables present selected financial data for the years ended December 31, 2024 and 2023.
Consolidated Results
The following table summarizes our consolidated operating results from continuing operations (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Portfolio interest income:
Interest income	$1,905,214	$1,628,877
Interest expense	(1,637,286)	(1,360,998)
Net portfolio interest income	267,928	267,879

Other income (expense):
Net origination gains	179,837	121,646
Gain on securitization of HECM tails, net	45,535	25,583
Fair value changes from model amortization	(201,101)	(228,391)
Fair value changes from market inputs or model assumptions	55,924	58,696
Net fair value changes on loans and related obligations	80,195	(22,466)
Fee income	29,244	43,450
Gain (loss) on sale and other income from loans held for sale, net	302	(24,994)
Non-funding interest expense, net	(39,498)	(29,619)
Net other income (expense)	70,243	(33,629)

Total revenues	338,171	234,250

Expenses
Salaries, benefits, and related expenses	138,360	178,319
Loan production and portfolio related expenses	36,205	26,490
Loan servicing expenses	31,323	30,729
Marketing and advertising expenses	39,429	31,896
Depreciation and amortization	38,947	42,369
General and administrative expenses	59,462	82,204
Total expenses	343,726	392,007
Impairment of intangibles and other assets	(891)	(9,296)
Gain on extinguishment of debt	56,193	—
Other, net	(6,931)	211
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$42,816	$(166,842)
Net interest income
All of our financial instruments, with the exception of our notes payable, are either recorded at fair value or the carrying value approximated fair value. The interest recognized on these financial instruments is recorded in Interest income or Interest expense in the Consolidated Statements of Operations. The interest on our notes payable is recorded in Non-funding interest expense, net, in the Consolidated Statements of Operations. We evaluate net interest income through an evaluation of all components of interest income and interest expense.

The following table provides an analysis of all components of net interest income (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest income:
Interest income on mortgage loans(1)	$1,890,700	$1,617,954
Other interest income	14,514	10,923
Total portfolio interest income	1,905,214	1,628,877
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(1,559,341)	(1,273,159)
Interest expense on other financing lines of credit	(77,945)	(87,839)
Total portfolio interest expense	(1,637,286)	(1,360,998)
Net portfolio interest income	267,928	267,879

Non-funding interest expense, net	(39,498)	(29,619)

Net interest income	$228,430	$238,260
(1) Amounts include interest income and expense on all loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, other loans held for investment, HMBS related obligations, and nonrecourse debt.

For the year ended December 31, 2024 versus the year ended December 31, 2023
Net income (loss) from continuing operations before income taxes improved $209.7 million primarily as a result of the following:
•Net fair value changes on loans and related obligations improved $102.7 million primarily as a result of increased net origination gains. The Retirement Solutions segment recognized $179.8 million in net origination gains on loan originations of $1.9 billion for the year ended December 31, 2024 compared to $121.6 million in net origination gains on loan originations of $1.6 billion for the comparable 2023 period. The increase in net origination gains in the Retirement Solutions segment was due to both higher loan origination volumes and higher margins associated with the increase in volumes from our retail platform acquired from AAG/Bloom.
The $20.0 million increase in gain on securitization of HECM tails, net, during the year ended December 31, 2024 compared to the 2023 period was due to higher premiums from our tail securitizations.
The improvement in fair value changes from model amortization of $27.3 million was primarily due to a higher modeled yield on a larger portfolio during the year ended December 31, 2024 compared to the 2023 period.
•Fee income decreased $14.2 million primarily related to lower MSR servicing fee income due to a much lower MSR portfolio balance for the year ended December 31, 2024 compared to the 2023 period, as well as lower fees associated with the previous operations of the home improvement lending business. These reductions were partially offset by higher reverse loan origination fees generated through our retail platform acquired from AAG/Bloom.
•Gain (loss) on sale and other income from loans held for sale, net, improved $25.3 million as a result of minimal losses related to the wind-down of residential, commercial, and home improvement loans held for sale activity for the year ended December 31, 2024 compared to the 2023 period.
•Non-funding interest expense, net, increased $9.9 million due to increases in outstanding amounts and interest rates on our working capital promissory notes, as well as increased expense related to the exchange of our senior notes during the year ended December 31, 2024.
•Total expenses decreased $48.3 million or 12.3% primarily due to decreases in salaries, benefits, and related expenses as well as decreases in general and administrative expenses primarily due to a reduction in average headcount and continued cost-cutting measures associated with the wind-down of business lines that are not part of our unified modern retirement solutions platform. This was partially offset by an increase in loan portfolio related expenses due to the increased volume of securitizations of assets into nonrecourse securitizations during the year ended December 31, 2024 compared to the 2023 period, as well as an increase in marketing and advertising expenses within our retail loan originations platform acquired from AAG/Bloom.
•Impairment charges decreased $8.4 million primarily due to an indefinite-lived intangible asset impairment during the year ended December 31, 2023.
•Gain on extinguishment of debt of $56.2 million was recognized during the year ended December 31, 2024 as a result of the exchange of senior notes. Refer to Note 17 - Notes Payable, Net, within the Notes to Consolidated Financial Statements for additional information.
•Other, net, changed $7.1 million primarily due to the ongoing fair value remeasurement of our deferred purchase price liabilities.

Segment Results
Revenues and fees are directly attributed to their respective segments at the time services are performed. Revenues generated on inter-segment services performed are valued based on estimated market value. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the years ended December 31, 2024 and 2023. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.

Retirement Solutions Segment
The following table summarizes our Retirement Solutions segment’s results (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net origination gains	$179,837	$121,646
Fee income	26,553	33,167
Loss on sale and other income from loans held for sale, net	(76)	(6,303)
Total revenues	206,314	148,510
Total expenses	194,944	208,836
Impairment of other assets	(291)	—
Other, net	(174)	75
NET INCOME (LOSS) BEFORE INCOME TAXES	$10,905	$(60,251)
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
On August 31, 2023, the Company entered into an agreement to sell the operational assets of the home improvement lending business. This transaction closed on September 15, 2023. In connection with such transaction, the Company began the process of winding down the operations of the home improvement lending business, which was substantially complete as of March 31, 2024. As of March 31, 2024, there were no loans in the home improvement lending pipeline. The wind-down of the home improvement lending business was not considered by the Company to be a strategic shift that has had or will have a major effect on our operations and financial results. Therefore, the previous operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations.

Key Metrics
The following table provides a summary of our Retirement Solutions segment’s key metrics (in thousands, except units):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Reverse mortgage loan origination volume
Loan origination volume(1)	$1,917,298	$1,615,133
Loan origination volume - tails(2)	1,022,379	1,041,470
Total loan origination volume	$2,939,677	$2,656,603
Total reverse mortgage loan origination volume - units	8,995	8,763

Reverse mortgage loan origination volume - by channel(1)
TPO	$1,159,382	$982,687
Retail	757,916	632,446
Total reverse mortgage loan origination volume	$1,917,298	$1,615,133

Home improvement loan origination volume
Total loan origination volume	$807	$146,696
Total loan origination volume - units	36	11,606
(1) Loan origination volumes consist of initial reverse mortgage loan borrowing amounts.
(2) Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which we are able to subsequently securitize.

Revenues
In the table below is a summary of the components of our Retirement Solutions segment’s total revenues (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net origination gains:
TPO	$147,961	$108,016
Retail	81,026	58,412
Acquisition costs	(49,150)	(44,782)
Total net origination gains	179,837	121,646
Fee income	26,553	33,167
Loss on sale and other income from loans held for sale, net	(76)	(6,303)
Total revenues	$206,314	$148,510

For the year ended December 31, 2024 versus the year ended December 31, 2023
Total revenues increased $57.8 million or 38.9% as a result of the following:
•Net origination gains increased $58.2 million or 47.8% as a result of higher reverse mortgage loan origination volumes and higher margins associated with the increase in volumes from our retail platform acquired from AAG/Bloom. We originated $1.9 billion of reverse mortgage loans for the year ended December 31, 2024, an increase of 18.7%, compared to $1.6 billion for the comparable 2023 period. During the year ended December 31, 2024, the weighted average margin on reverse mortgage loan production was 9.38% compared to 7.53% in 2023, an increase of 1.85% primarily due to the increase in retail production mix associated with the onboarding of our retail platform acquired from AAG/Bloom.

•Fee income decreased $6.6 million primarily due to fees associated with the previous operations of the home improvement lending business, partially offset by higher reverse loan origination fees generated through our retail platform acquired from AAG/Bloom.
•Loss on sale and other income from loans held for sale, net, improved $6.2 million due to lower losses related to the previous operations of the home improvement lending business.

Expenses
In the table below is a summary of the components of our Retirement Solutions segment’s total expenses (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Salaries	$54,674	$64,753
Commissions and bonuses	18,770	22,717
Other salary related expenses	10,004	9,104
Total salaries, benefits, and related expenses	83,448	96,574

Loan production expenses	7,887	9,555
Marketing and advertising expenses	39,337	31,668
Depreciation and amortization	37,751	40,571
General and administrative expenses	26,521	30,468
Total expenses	$194,944	$208,836

For the year ended December 31, 2024 versus the year ended December 31, 2023
Total expenses decreased $13.9 million or 6.7% as a result of the following:
•Total salaries, benefits, and related expenses decreased $13.1 million or 13.6% primarily due to a decrease in average headcount for the year ended December 31, 2024 at 482 compared to 579 for the 2023 period related to continued cost-cutting measures, as well as lower compensation cost associated with the Replacement RSUs and Earnout Right RSUs, partially offset by increased expenses associated with the onboarding of our retail loan originations platform acquired from AAG/Bloom in the 2023 period.
•Marketing and advertising expenses increased $7.7 million or 24.2% primarily within our retail loan originations platform acquired from AAG/Bloom.
•General and administrative expenses decreased $3.9 million or 13.0% primarily due to continued cost-cutting measures, partially offset by increases in various expenses from the onboarded infrastructure of our retail loan originations platform acquired from AAG/Bloom for the year ended December 31, 2024 when compared to the 2023 period.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment’s results (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Portfolio interest income:
Interest income	$1,905,214	$1,628,877
Interest expense	(1,637,286)	(1,360,998)
Net portfolio interest income	267,928	267,879

Other income (expense):
Gain on securitization of HECM tails, net	45,535	25,583
Fair value changes from model amortization	(201,101)	(228,391)
Fair value changes from market inputs or model assumptions	55,924	58,696
Net fair value changes on loans and related obligations	(99,642)	(144,112)
Fee income	3,183	10,283
Gain (loss) on sale and other income from loans held for sale, net	378	(18,691)
Net other income (expense)	(96,081)	(152,520)
Total revenues	171,847	115,359
Total expenses	87,449	84,023
Impairment of intangible assets	—	(6,400)
NET INCOME BEFORE INCOME TAXES	$84,398	$24,936

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
•HMBS related obligations, at fair value; and
•Nonrecourse debt, at fair value.

Key Metrics
The following table provides a summary of the assets and liabilities under management by our Portfolio Management segment (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$29,355	$32,245
Restricted cash	254,335	178,319
Loans held for investment, subject to HMBS related obligations, at fair value	18,669,962	17,548,763
Loans held for investment, subject to nonrecourse debt, at fair value	9,288,403	8,272,393
Loans held for investment, at fair value	520,103	575,228
Other assets, net	115,120	166,153
Total earning assets	28,877,278	26,773,101

HMBS related obligations, at fair value	18,444,370	17,353,720
Nonrecourse debt, at fair value	8,954,068	7,904,200
Other financing lines of credit	918,247	928,479
Payables and other liabilities	55,746	107,664
Total financing of portfolio	28,372,431	26,294,063

Net carrying value of earning assets	$504,847	$479,038

The following tables provide a summary of our Portfolio Management segment’s key metrics (dollars in thousands):

	December 31, 2024	December 31, 2023
Reverse Mortgages
Loan count	90,340	91,888
Active UPB	$26,477,354	$24,923,313
Due and payable	415,400	371,913
Foreclosure	504,675	524,988
Claims pending	79,138	130,928
Ending UPB	$27,476,567	$25,951,142
Average UPB	$304	$282
Weighted average coupon	7.11%	7.35%
Weighted average age (in months)	45	40
Percentage in foreclosure	1.8%	2.0%

	For the year ended December 31, 2024	For the year ended December 31, 2023
Investment and Capital Markets
Number of structured deals	8	5
Structured deals (size in notes)	$3,617,495	$1,925,699
Revenues
In the table below is a summary of the components of our Portfolio Management segment’s total revenues (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Portfolio interest income:
Interest income	$1,905,214	$1,628,877
Interest expense	(1,637,286)	(1,360,998)
Net portfolio interest income	267,928	267,879

Other income (expense):
Gain on securitization of HECM tails, net	45,535	25,583
Fair value changes from model amortization	(201,101)	(228,391)
Fair value changes from market inputs or model assumptions	55,924	58,696
Net fair value changes on loans and related obligations	(99,642)	(144,112)
Fee income	3,183	10,283
Gain (loss) on sale and other income from loans held for sale, net	378	(18,691)
Net other income (expense)	(96,081)	(152,520)

Total revenues	$171,847	$115,359
Certain of our financial instruments are valued utilizing a process that combines the use of a discounted cash flow (“DCF”) model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. The changes in fair value due to portfolio runoff and realization of modeled income and expenses are recorded in Fair value changes from model amortization in the Consolidated Statements of Operations, and other fair value changes are recorded in Fair value changes from market inputs or model assumptions in the Consolidated Statements of Operations. The interest recognized on these financial instruments is recorded in Interest income or Interest expense in the Consolidated Statements of Operations.
The following table provides an analysis of all components of net portfolio interest income (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest income:
Interest income on mortgage loans(1)	$1,890,700	$1,617,954
Other interest income	14,514	10,923
Total portfolio interest income	1,905,214	1,628,877
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(1,559,341)	(1,273,159)
Interest expense on other financing lines of credit	(77,945)	(87,839)
Total portfolio interest expense	(1,637,286)	(1,360,998)
Net portfolio interest income	$267,928	$267,879
(1) Amounts include interest income and expense on all loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, other loans held for investment, HMBS related obligations, and nonrecourse debt.

For the year ended December 31, 2024 versus the year ended December 31, 2023
Total revenues increased $56.5 million or 49.0% as a result of the following:
•Net fair value changes on loans and related obligations improved $44.5 million or 30.9% primarily as a result of improved fair value changes from model amortization compared to the 2023 period. The improvement in fair value changes from model amortization of $27.3 million was primarily due to a higher modeled yield on a larger portfolio during the year ended December 31, 2024 compared to the 2023 period.

The $20.0 million increase in gain on securitization of HECM tails, net, during the year ended December 31, 2024 compared to the 2023 period was due to higher premiums from our tail securitizations.
•Fee income decreased $7.1 million primarily related to lower MSR servicing fee income due to a much lower MSR portfolio balance during the year ended December 31, 2024 compared to the 2023 period.
•Gain (loss) on sale and other income from loans held for sale, net, improved $19.1 million as a result of minimal losses related to the wind-down of residential, commercial, and home improvement loans held for sale activity for the year ended December 31, 2024 compared to the 2023 period.

Expenses
In the table below is a summary of the components of our Portfolio Management segment’s total expenses (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Salaries	$11,299	$13,409
Commissions and bonuses	2,188	3,431
Other salary related expenses	2,026	3,034
Total salaries, benefits, and related expenses	15,513	19,874

Loan portfolio related expenses	28,318	16,935
Loan servicing expenses	31,323	30,729
Marketing and advertising expenses	41	24
Depreciation and amortization	77	107
General and administrative expenses	12,177	16,354
Total expenses	$87,449	$84,023

For the year ended December 31, 2024 versus the year ended December 31, 2023
Total expenses increased $3.4 million or 4.1% as a result of the following:
•Salaries, benefits, and related expenses decreased $4.4 million or 21.9% primarily due to a decrease in average headcount and continued cost-cutting measures associated with the wind-down of business lines that are not part of our unified modern retirement solutions platform during the year ended December 31, 2024 compared to the 2023 period, as well as lower compensation cost associated with the Replacement RSUs and Earnout Right RSUs. Average headcount was 63 for the year ended December 31, 2024 compared to 73 for the 2023 period.
•Loan portfolio related expenses increased $11.4 million or 67.2% due to the increased volume of securitizations of assets into nonrecourse securitizations during the year ended December 31, 2024 compared to the 2023 period.
•General and administrative expenses decreased $4.2 million or 25.5% primarily due to continued cost-cutting measures associated with the wind-down of business lines that are not part of our unified modern retirement solutions platform during the year ended December 31, 2024 when compared to the 2023 period.

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

The following table summarizes Corporate and Other results (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Fee income	$—	$8,125
Non-funding interest expense, net	(39,498)	(29,619)
Total revenues	(39,498)	(21,494)
Total expenses	61,825	107,273
Impairment of other assets	(600)	(2,896)
Gain on extinguishment of debt	56,193	—
Other, net	(6,757)	136
NET LOSS BEFORE INCOME TAXES	$(52,487)	$(131,527)

In the table below is a summary of the components of Corporate and Other total expenses (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Salaries and bonuses	$52,539	$74,548
Other salary related expenses	8,942	16,315
Shared services - payroll allocations	(22,082)	(28,992)
Total salaries, benefits, and related expenses	39,399	61,871

Marketing and advertising expenses	51	204
Depreciation and amortization	1,119	1,691

Communications and data processing and other expenses	24,215	44,034
Professional and consulting fees	11,795	19,409
Shared services - general and administrative allocations	(14,754)	(19,936)
Total general and administrative expenses	21,256	43,507

Total expenses	$61,825	$107,273

For the year ended December 31, 2024 versus the year ended December 31, 2023
Total revenues decreased $18.0 million primarily as a result of the following:
•Fee income decreased $8.1 million related to the decline in services provided by the Company’s operational fulfillment services team. As of September 30, 2023, the Company ceased the operations of the offshore fulfillment services team.
•Non-funding interest expense, net, increased $9.9 million due to increases in outstanding amounts and interest rates on our working capital promissory notes, as well as increased expense related to the exchange of our senior notes during the year ended December 31, 2024.
Total expenses decreased $45.4 million or 42.4% as a result of the following:
•Salaries, benefits, and related expenses, net of shared services allocations, decreased $22.5 million or 36.3% due to decreases in salaries and bonuses and other salary related expenses of $22.0 million and $7.4 million, respectively, for the year ended December 31, 2024 compared to the 2023 period as the Company continued our focus on cost-cutting initiatives related to the wind-down of business lines that are not part of our unified modern retirement solutions platform. Average onshore headcount declined from 382 for the year ended December 31, 2023 to 253 for the year ended December 31, 2024. These reductions were partially offset by a $6.9 million decrease in shared services allocations due to the reduction in supported business lines in the year ended December 31, 2024.

•General and administrative expenses, net of shared services allocations, decreased $22.3 million or 51.1% due to a $19.8 million decrease in communications and data processing and other expenses and a $7.6 million decrease in professional and consulting fees. These reductions are due to continued cost-cutting measures associated with the wind-down of business lines that are not part of our unified modern retirement solutions platform. These reductions were partially offset by a $5.2 million decrease in shared services allocations due to the reduction in supported business lines in the year ended December 31, 2024.
Gain on extinguishment of debt of $56.2 million was recognized during the year ended December 31, 2024 as a result of the exchange of senior notes. Refer to Note 17 - Notes Payable, Net, within the Notes to Consolidated Financial Statements for additional information.
Other, net, changed $6.9 million primarily due to the ongoing fair value remeasurement of our deferred purchase price liabilities.

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
Subsequent to granting the Replacement RSUs and Earnout Right RSUs, the Company has granted other equity-based awards. As these awards are non-cash expenses that are not directly correlated with operating results, the Company believes that analysts, investors, and other users of the financial statements may find this change beneficial when analyzing our operating performance and comparability to peers. As a result of the change, adjusted net loss decreased $3.6 million for the year ended December 31, 2023 from what was previously reported. The change also resulted in a decrease to adjusted loss per share of $0.16 for the year ended December 31, 2023 from what was previously reported.
Adjusted Net Income (Loss)
We define adjusted net income (loss) as consolidated net income (loss) from continuing operations adjusted for:
1.Income taxes

2.Changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions, deferred purchase price obligations, contingent earnout, warrant liability, minority investments, and the exchange of our senior notes.
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
6.Income tax benefit (provision) adjustments to apply an effective combined corporate tax rate to adjusted net income (loss) before income taxes.
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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) from continuing operations adjusted for:
1.Income taxes
2.Changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions, deferred purchase price obligations, contingent earnout, warrant liability, minority investments, and the exchange of our senior notes.
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
6.Depreciation
7.Interest expense on non-funding debt, excluding amortization of the discount related to our senior notes.
Management considers adjusted EBITDA important in evaluating the Company as a whole. This supplemental metric is utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP, and our definition and use of this measure may vary from other companies in our industry.
Adjusted EBITDA provides visibility to the underlying operating performance by excluding the impact of certain items that management does not believe are representative of our core earnings. Adjusted EBITDA may also include other adjustments, as applicable, based upon facts and circumstances, consistent with our intent of providing a supplemental means of evaluating our operating performance.

Adjusted Earnings (Loss) Per Share
We define adjusted earnings (loss) per share as adjusted net income (loss) (defined above) divided by the weighted average shares outstanding, which includes outstanding Class A Common Stock plus the Class A LLC Units owned by the noncontrolling interest on an if-converted basis, the exchange of the Exchangeable Secured Notes on an if-converted basis if they are dilutive, and any shares under the treasury stock method.
Management considers adjusted earnings (loss) per share important in evaluating the Company as a whole. This supplemental metric is utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted earnings (loss) per share is not a presentation made in accordance with U.S. GAAP, and our definition and use of this measure may vary from other companies in our industry.
The following table provides a reconciliation of net income (loss) from continuing operations to adjusted net income (loss) and adjusted EBITDA (in thousands, except for share data):

Reconciliation to GAAP

	For the year ended December 31, 2024	For the year ended December 31, 2023
Reconciliation of net income (loss) from continuing operations to adjusted net income (loss) and adjusted EBITDA
Net income (loss) from continuing operations	$40,418	$(166,249)
Add back: (Provision) benefit for income taxes	(2,398)	593
Net income (loss) from continuing operations before income taxes	42,816	(166,842)
Adjustments for:
Changes in fair value(1)	(75,018)	(23,869)
Amortization or impairment of intangibles and impairment of other assets	38,080	44,704
Equity-based compensation	9,024	18,573
Certain non-recurring costs	4,366	14,214
Adjusted net income (loss) before income taxes	19,268	(113,220)
Benefit (provision) for income taxes	(5,181)	29,785
Adjusted net income (loss)	14,087	(83,435)
Provision (benefit) for income taxes	5,181	(29,785)
Depreciation	1,758	5,063
Interest expense on non-funding debt	38,669	30,947
Adjusted EBITDA	$59,695	$(77,210)

GAAP PER SHARE MEASURES
Net income (loss) from continuing operations attributable to controlling interest	$17,496	$(61,287)
Basic weighted average shares outstanding	9,850,903	8,197,753
Basic earnings (loss) per share from continuing operations	$1.78	$(7.48)
If-converted method net income (loss) from continuing operations	$31,756	$(61,287)
Diluted weighted average shares outstanding	23,406,233	8,197,753
Diluted earnings (loss) per share from continuing operations	$1.36	$(7.48)

NON-GAAP PER SHARE MEASURES
Adjusted net income (loss)	$14,087	$(83,435)
Weighted average shares outstanding	23,406,233	21,905,125
Adjusted earnings (loss) per share	$0.60	$(3.81)
(1) Changes in fair value - The adjustment for changes in fair value includes changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions, deferred purchase price obligations, contingent earnout, warrant liability, minority investments, and the exchange of our senior notes.
Changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions - This adjustment relates to changes in the significant market or model input components of the fair value for loans and securities and related obligations, which are held for investment. We include an adjustment for the significant market or model input components of the change in fair value because, while based on real observable and/or predicted changes in drivers of the valuation of assets, they may be mismatched in any given period with the actual change in the underlying economics or when they will be realized in actual cash flows. Changes in fair value of loans and securities held for investment and related obligations include changes in fair value and related hedge gains and losses for the following:
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
Change in fair value of deferred purchase price obligations - We are obligated to pay contingent consideration to sellers of acquired businesses based on future performance of acquired businesses (earnouts) as well as realization of tax benefits from certain exchanges of Class A LLC Units into Class A Common Stock (TRA obligation). Change in fair value of deferred purchase price obligations represents impacts to revenue or expense due to changes in the estimated fair value of expected payouts as a result of changes in various assumptions, including future performance, FOA stock price, timing and realization of tax benefits, and discount rates.
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
Change in fair value related to the exchange of our senior notes - We accounted for the exchange of our senior notes as an extinguishment of the 2025 Unsecured Notes and the issuance of the Senior Secured Notes and Exchangeable Secured Notes (collectively, the “Secured Notes”). The Secured Notes are initially recorded at fair value. The gain recognized on the exchange of the senior notes and the amortization of the Secured Notes discount are both included in this adjustment. Refer to Note 17 - Notes Payable, Net, in the Notes to Consolidated Financial Statements for additional information about the exchange of our senior notes.

Liquidity and Capital Resources
FOA is a holding company and has no material assets other than its direct and indirect ownership of Class A LLC Units. FOA has no independent means of generating revenue. FOA Equity may make distributions to its holders of Class A LLC Units, including FOA, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRA, and dividends, if any, declared by FOA. Deterioration in the financial condition, earnings, or cash flow of FOA Equity and its subsidiaries for any reason could limit or impair FOA Equity’s ability to make such distributions. In addition, FOA Equity is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FOA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FOA Equity are generally subject to similar legal limitations on their ability to make distributions to FOA Equity. Further, our existing financing arrangements include, and any financing arrangement that we enter into in the future may include, restrictions that impact FOA Equity’s ability to make distributions to FOA.
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
Sources and Uses of Cash
Our primary sources of funds for liquidity include: (i) payments received from the sale or securitization of loans; (ii) payments from the liquidation or securitization of our outstanding participating interests in loans; and (iii) advances on warehouse facilities, other secured borrowings, and our senior and working capital promissory notes.
Our primary uses of funds for liquidity include: (i) funding of borrower advances and draws on outstanding loans; (ii) originations of loans; (iii) payment of operating expenses; and (iv) repayment of borrowings and repurchases or redemptions of outstanding indebtedness.
Our cash flow from operating activities when combined with net proceeds from our portfolio financing activities, as well as capacity through existing facilities, provide adequate resources to fund our anticipated ongoing cash requirements. We rely on these facilities to fund operating activities. As the facilities mature, management believes it will either renew existing facilities or obtain sufficient additional lines of credit. Future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities, and, if necessary, future access to capital markets. We continue to optimize the use of balance sheet cash to avoid unnecessary interest-carrying costs.
Cash Flows
The following table presents amounts from our Consolidated Statements of Cash Flows (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net cash provided by (used in):
Operating activities	$(423,815)	$(71,568)
Investing activities	114,802	158,137
Financing activities	386,207	(139,228)
Effect of exchange rate changes on cash and cash equivalents	(27)	24
Net increase (decrease) in cash and cash equivalents and restricted cash(1)	$77,167	$(52,635)
Net increase (decrease) in cash and cash equivalents	$901	$(50,879)
Net increase (decrease) in restricted cash	76,266	(1,756)
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4 - Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding cash flow associated with the results of discontinued operations.
Our cash and cash equivalents and restricted cash increased by $77.2 million for the year ended December 31, 2024 compared to a decrease of $52.6 million during the comparable period in 2023. Our cash and cash equivalents, excluding restricted cash, increased $0.9 million for the year ended December 31, 2024 compared to a decrease of $50.9 million during the comparable period in 2023.

Operating Cash Flow
Cash flows from operating activities decreased by $352.2 million for the year ended December 31, 2024 compared to the corresponding 2023 period. The decrease was primarily attributable to a $318.0 million decrease in proceeds from the sale of loans held for sale, net of cash used for originations, which relates to the wind-down of business lines that are not part of our unified modern retirement solutions platform.
Investing Cash Flow
The decrease of $43.3 million in cash provided by our investing activities during the year ended December 31, 2024 compared to the 2023 period was primarily attributable to a decrease of $392.4 million in proceeds/payments on loans held for investment, subject to nonrecourse debt, net of cash used for purchases and originations, a decrease of $80.1 million in proceeds on the sale of MSR, and a decrease in net proceeds from the sale of businesses of $68.2 million. This was partially offset by a $351.5 million decrease in cash used for purchases and originations of loans held for investment, net of proceeds/payments, and a $140.9 million cash outlay for the AAG Transaction in the 2023 period.
Financing Cash Flow
The increase of $525.4 million in cash provided by our financing activities during the year ended December 31, 2024 compared to the 2023 period was primarily driven by a $516.7 million increase in proceeds on other financing lines of credit, net of payments, and a $499.9 million decrease in payments on nonrecourse debt, net of proceeds. This was partially offset by a $467.0 million increase in payments on HMBS related obligations, net of proceeds.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. These covenants are measured at our holding company subsidiary or our operating subsidiaries. The Company was in compliance with or obtained waivers to the terms of the financial covenants as of December 31, 2024. Refer to Note 14 - Other Financing Lines of Credit in the Notes to Consolidated Financial Statements for additional information.
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
As of December 31, 2024 and December 31, 2023, FAR was in compliance with the net worth and liquidity requirements. FAR’s actual ratio of tangible net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS securitizations as well as its HECM buyout and non-agency reverse mortgage securitizations do not meet the requirements of sale accounting and are not derecognized upon date of transfer. As a result, the Company accounts for HECM loans transferred into HMBS securitizations as well as its HECM buyout and non-agency reverse mortgage securitizations as secured borrowings and continues to recognize the loans as held for investment, subject to HMBS related obligations or nonrecourse debt, along with the corresponding liability for the HMBS related obligations or nonrecourse debt. Based on this, FAR requested and received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
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
Refer to Note 25 - Liquidity and Capital Requirements in the Notes to Consolidated Financial Statements for additional information.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of December 31, 2024, our debt obligations were $28.7 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
HMBS Related Obligations
FAR is an approved issuer of HMBS securities that are guaranteed by Ginnie Mae and collateralized by participation interests in HECM insured by the FHA. We originate HECM insured by the FHA. Participations in the HECM are pooled into HMBS securities which are sold into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the participating interest requirements because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk, and incidental credit risk due to the buyout of HECM assets as discussed below. As a result, the transfers of the HECM do not qualify for sale accounting, and we, therefore, account for these transfers as financings. Holders of participating interests in the HMBS have no recourse against assets other than the underlying HECM loans, remittances, or collateral on those loans while they are in the securitization pools, except for standard representations and warranties and our contractual obligation to service the HECM and the HMBS.
Remittances received on the reverse loans, if any, proceeds received from the sale of real estate owned, and our funds used to repurchase reverse loans are used to reduce the HMBS related obligations by making payments to the securitization pools, which then remit the payments to the beneficial interest holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned properties and events of default as stipulated in the reverse loan agreements with borrowers. As an HMBS issuer, FAR assumes certain obligations related to each security it issues. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once they reach certain limits set at loan origination for the maximum UPB allowed. Performing repurchased loans are generally conveyed to HUD, and nonperforming repurchased loans are generally liquidated in accordance with program requirements.
As of December 31, 2024, we had HMBS related obligations of $18.4 billion and HECM pledged as collateral to the pools of $18.7 billion, both carried at fair value.
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
Refer to Note 12 - HMBS Related Obligations, at Fair Value, in the Notes to Consolidated Financial Statements for additional information.
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include non-agency reverse mortgages, reverse mortgage loans that were previously repurchased out of a HMBS pool, which are referred to as HECM buyouts, and commercial mortgage loans. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the Consolidated Statements of Financial Condition as Loans held for investment, subject to nonrecourse debt, at fair value, and Nonrecourse debt, at fair value. As of December 31, 2024, we had nonrecourse debt-related borrowings of $9.0 billion and loans held for investment pledged as collateral for the nonrecourse debt of $9.3 billion, both carried at fair value.

Refer to Note 13 - Nonrecourse Debt, at Fair Value, in the Notes to Consolidated Financial Statements for additional information.
Other Financing Lines of Credit
Reverse Mortgage Warehouse Facilities
As of December 31, 2024, we had $1.1 billion in warehouse lines of credit capacity collateralized primarily by first lien mortgages with a $438.3 million aggregate principal amount drawn through eight funding facility arrangements with seven active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans, or as loan and security agreements under which eligible loans are pledged to the lender as collateral. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and/or pledge eligible loans to the lender and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2025 and 2026. Under the facilities, loans are generally transferred and/or pledged at an advance rate less than the principal balance of the loans (the “haircut”), which serves as the primary credit enhancement for the lender. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is the Secured Overnight Financing Rate (“SOFR”), plus applicable margin.
The following table presents additional information about our warehouse facilities as of December 31, 2024 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	Outstanding Balance
Committed	June 2025 - September 2025	$420,000	$260,089
Uncommitted	April 2025 - October 2026	660,000	178,239
Total reverse warehouse facilities		$1,080,000	$438,328
With respect to each of our warehouse facilities, we pay certain up-front and/or ongoing fees which can be based on our utilization of the facility. In some instances, loans held by a lender for a contractual period exceeding 45 to 60 calendar days after we originate such loans are subject to additional fees and interest rates.
Certain of our warehouse facilities contain sub-limits for “wet” loans, which allow us to finance loans for a minimal period of time prior to delivery of the note collateral to the lender. “Wet” loans are loans for which the collateral custodian has not yet received the related loan documentation. “Dry” loans are loans for which all the sale documentation has been completed at the time of funding. “Wet” loans are held by a lender for a contractual period, typically between five and ten business days and are subject to a reduction in the advance amount.
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
Other Secured Lines of Credit
As of December 31, 2024, we collectively had $524.9 million in additional secured facilities with $479.9 million aggregate principal amount drawn through credit agreements or master repurchase agreements with six funding facility arrangements and five active lenders. These facilities are secured by, among other things, eligible asset-backed securities, HECM MSR, and unsecuritized tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under our facilities, we generally transfer the assets at a haircut, which serves as the primary credit enhancement for the lender.
The following table presents additional information about our other financing lines of credit as of December 31, 2024 (in thousands):

Other Secured Lines of Credit	Maturity Date	Total Capacity	Outstanding Balance
Committed	Various(1)	$484,860	$459,972
Uncommitted	October 2025	40,000	19,947
Total other secured lines of credit		$524,860	$479,919
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
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with or has received waivers for all financial covenants as of December 31, 2024.
Refer to Note 14 - Other Financing Lines of Credit in the Notes to Consolidated Financial Statements for additional information.
Notes Payable
Senior Notes Exchange
On November 5, 2020, FOAF issued $350 million aggregate principal amount of senior unsecured notes due November 15, 2025. On October 31, 2024 (the “Issue Date”), FOAF completed an exchange with certain existing noteholders of the 2025 Unsecured Notes. Existing noteholders, representing 97.892% of the aggregate principal amount outstanding of the 2025 Unsecured Notes, exchanged their respective 2025 Unsecured Notes in consideration for (i) the issuance of (a) $195,783,947 of FOAF’s new 7.875% Senior Secured Notes due November

30, 2026, with FOAF’s option to extend until November 30, 2027, (b) $146,793,000 of FOAF’s new 10.000% Exchangeable Senior Secured Notes due November 30, 2029, and (ii) cash consideration of $856,555.
Senior Secured Notes
The Senior Secured Notes will mature on November 30, 2026 (the “Scheduled Maturity Date”), provided that such Scheduled Maturity Date may be extended at the election of FOAF until November 30, 2027 (the “Extended Maturity Date”). The Senior Secured Notes bear interest at a rate of 7.875% per year until the first anniversary of the Issue Date and 8.875% per year from the first anniversary of the Issue Date to the Scheduled Maturity Date. If FOAF elects the extension, the Senior Secured Notes will bear interest at a rate of 9.875% per year from the Scheduled Maturity Date until the Extended Maturity Date. FOAF will pay interest semi-annually in arrears on May 30 and November 30 of each year, beginning on November 30, 2024.
FOAF is required to partially prepay in cash, by means of a redemption, a portion of the outstanding principal amount of the Senior Secured Notes on November 15, 2025 in an amount equal to $0.23 per $1.00 principal amount of Senior Secured Notes outstanding. The Senior Secured Notes will not be redeemable at FOAF’s option at any time.
Exchangeable Secured Notes
The Exchangeable Secured Notes will mature on November 30, 2029 and bear interest at a rate of 10.000% per year, payable semi-annually in arrears on May 30 and November 30 of each year, beginning on November 30, 2024. The Exchangeable Secured Notes are exchangeable into shares of the Company’s Class A Common Stock. The exchange rate is initially 36.36364 shares of Class A Common Stock per $1,000 principal amount of Exchangeable Secured Notes, which is equivalent to an initial exchange price of $27.50 per share of Class A Common Stock. Holders of the Exchangeable Secured Notes have the right to exchange all or any portion of their Exchangeable Secured Notes at their option, at any time prior to the close of business on the second scheduled trading day immediately preceding November 30, 2029. The Exchangeable Secured Notes will not be redeemable at FOAF’s option at any time, except in certain limited circumstances.
The Company was in compliance with all required covenants related to the Secured Notes as of December 31, 2024. Refer to Note 17 - Notes Payable, Net, in the Notes to Consolidated Financial Statements for discussion of collateral for the Secured Notes and additional information.
2025 Unsecured Notes
The 2025 Unsecured Notes bear interest at a rate of 7.875% per year, payable semi-annually in arrears on May 15 and November 15.
In November 2020, Libman Family Holdings, LLC, purchased a portion of the 2025 Unsecured Notes. In October 2024, the related party exchanged all of their 2025 Unsecured Notes for Secured Notes.
Working Capital Promissory Notes
The Company has two Revolving Working Capital Promissory Note Agreements (the “Working Capital Promissory Notes”) outstanding with BTO Urban Holdings L.L.C. and Libman Family Holdings, LLC, which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 15.0% per annum and mature in May 2025.

Contractual Obligations and Commitments
The following table provides a summary of contractual obligations as of December 31, 2024 (in thousands):

	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Nonrecourse debt	$9,363,919	$1,894,677	$5,185,863	$727,448	$1,555,931
Warehouse lines of credit	438,328	417,435	20,893	—	—
Other secured lines of credit	479,919	30,828	69,231	—	379,860
Notes payable(1)	434,955	137,408	150,754	146,793	—
Operating leases	36,921	5,312	9,963	6,783	14,863
Total	$10,754,042	$2,485,660	$5,436,704	$881,024	$1,950,654
(1) Amounts exclude the unamortized debt discount and issuance costs.
In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans in the Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS related obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned properties. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $17.7 billion as of December 31, 2024.
The Company’s TRA obligation will require payments to be made that may be significant and are not reflected in the contractual obligations table above.
We are also required to fund borrower draws on certain loans. These unfunded commitments are not included in the table above. Refer to Note 19 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information.

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
We estimate the fair value of these loans using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions and prepayment assumptions used in the model are based on various factors. Refer to Note 6 - Fair Value in the Notes to Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques utilized to measure fair value.
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
We estimate the fair value of these obligations using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions and prepayment assumptions used in the model are based on various factors. Refer to Note 6 - Fair Value in the Notes to Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques utilized to measure fair value.
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
We estimate the fair value of this debt using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions and prepayment assumptions used in the model are based on various factors. Refer to Note 6 - Fair Value in the Notes to Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques utilized to measure fair value.
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
We estimate the fair value of the outstanding mortgage loans and related liabilities using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions used in the model are based on various factors. Refer to Note 6 - Fair Value in the Notes to Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques utilized to measure fair value.
Our total market risk is impacted by a variety of other factors including market spreads and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time.
The sensitivities presented are hypothetical and should be evaluated with care. The effect on fair value of a 25 bps variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the hypothetical effects.

The following table summarizes the estimated change in the fair value of our significant assets and liabilities sensitive to interest rates as of December 31, 2024 (in thousands):

	December 31, 2024
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Loans held for investment, subject to HMBS related obligations	$31,649	$(31,580)
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	130,724	(128,008)
Loans held for investment:
Reverse mortgage loans	4,556	(4,465)
Total assets	$166,929	$(164,053)

Increase (decrease) in liabilities
HMBS related obligations	$27,273	$(27,089)
Nonrecourse debt	55,867	(67,435)
Total liabilities	$83,140	$(94,524)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Finance of America Companies Inc.
Plano, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Finance of America Companies Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value of Certain Reverse Mortgage Loans and Related Obligations
The Company’s balance of reverse mortgage loans classified as Loans held for investment, subject to nonrecourse debt, at fair value, was $9.3 billion, and Loans held for investment, at fair value, was $520 million as of December 31, 2024. The Company’s balance of Nonrecourse debt, at fair value, was $9.0 billion as of December 31, 2024. As described in Notes 7 and 13 to the Company’s consolidated financial statements, these amounts include non-agency reverse mortgage loans and nonrecourse debt associated with non-agency reverse mortgage loans. The Company has elected to account for these assets and liabilities at fair value and determines the fair value by estimating the fair value of future cash flows associated with the assets and liabilities.

The fair value of these reverse mortgage loans and the related obligations are classified as Level 3 in the valuation hierarchy, and a significant unobservable assumption used in the valuation of the reverse mortgage loans and related obligations is the yield spread component of the discount rates.

We have identified the yield spread component of the discount rates used in the valuation of these non-agency reverse mortgage loans and related obligations as a critical audit matter because of (i) the significant judgments made by management in determining the yield spread component of the discount rates and (ii) the high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of the yield spread component of the discount rates, including specialized skill and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized skill and knowledge in valuation to assist in assessing the reasonableness of the methodology utilized by management to determine the discount rates, including the basis for the yield spread component of the discount rates.
•Assessing the reasonableness of the yield spread component by (i) evaluating the relevancy and reliability of the source of the benchmark yield spread information, (ii) agreeing the benchmark yield spread information to the third-party report, (iii) testing the completeness and accuracy of the underlying transactional details, and (iv) validating the arithmetic accuracy of the calculation of the yield spread utilized in the determination of the discount rates.
•Assessing the reasonableness of the yield spreads by (i) comparing the yield spreads utilized to yield spreads implied by recently observed transactions, (ii) comparing, on a sample basis, the benchmark yield spread information utilized to independent third-party yield spread information, and (iii) by comparing changes in yield spreads for historical transactions to changes in the benchmark yield spread information.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Philadelphia, Pennsylvania
March 14, 2025

Finance of America Companies Inc. Consolidated Statements of Financial Condition (in thousands, except share data)

	December 31, 2024	December 31, 2023

ASSETS
Cash and cash equivalents	$47,383	$46,482
Restricted cash	254,585	178,319
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related obligations, at fair value	18,669,962	17,548,763
Loans held for investment, subject to nonrecourse debt, at fair value	9,288,403	8,272,393
Loans held for investment, at fair value	520,103	575,228
Intangible assets, net	216,342	253,531
Other assets, net	157,261	226,153
Assets of discontinued operations	2,451	6,721
TOTAL ASSETS	$29,156,490	$27,107,590

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$18,444,370	$17,353,720
Nonrecourse debt, at fair value	8,954,068	7,904,200
Other financing lines of credit	918,247	928,479
Notes payable, net (includes amounts due to related parties of $162,283 and $136,414, respectively)	374,511	410,911
Payables and other liabilities	137,953	219,569
Liabilities of discontinued operations	11,677	18,304
TOTAL LIABILITIES	28,840,826	26,835,183
Commitments and Contingencies (Note 19)
EQUITY (Note 30)
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 10,360,299 and 10,059,924 shares issued, respectively, and 9,934,449 and 9,634,074 shares outstanding, respectively	1	1
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized; 15 shares issued and outstanding, respectively	—	—
Additional paid-in capital	954,469	946,938
Accumulated deficit	(698,895)	(714,383)
Accumulated other comprehensive loss	(276)	(249)
Noncontrolling interest	60,365	40,100
TOTAL EQUITY	315,664	272,407
TOTAL LIABILITIES AND EQUITY	$29,156,490	$27,107,590

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

	December 31, 2024	December 31, 2023
ASSETS
Restricted cash	$248,905	$168,010
Loans held for investment, subject to nonrecourse debt, at fair value	8,904,303	7,881,566
Loans held for investment, at fair value	168,641	—
Other assets, net	53,400	68,178
TOTAL ASSETS	$9,375,249	$8,117,754

LIABILITIES
Nonrecourse debt, at fair value	$8,588,301	$7,531,412
Other financing lines of credit	136,157	—
Payables and other liabilities	1,277	546
TOTAL LIABILITIES	$8,725,735	$7,531,958

NET CARRYING VALUE OF ASSETS IN VIEs	$649,514	$585,796

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Operations (in thousands, except share data)

	For the year ended December 31, 2024	For the year ended December 31, 2023
PORTFOLIO INTEREST INCOME
Interest income	$1,905,214	$1,628,877
Interest expense	(1,637,286)	(1,360,998)
NET PORTFOLIO INTEREST INCOME	267,928	267,879

OTHER INCOME (EXPENSE)
Net origination gains	179,837	121,646
Gain on securitization of home equity conversion mortgage (“HECM”) tails, net	45,535	25,583
Fair value changes from model amortization	(201,101)	(228,391)
Fair value changes from market inputs or model assumptions	55,924	58,696
Net fair value changes on loans and related obligations	80,195	(22,466)
Fee income	29,244	43,450
Gain (loss) on sale and other income from loans held for sale, net	302	(24,994)
Non-funding interest expense, net	(39,498)	(29,619)
NET OTHER INCOME (EXPENSE)	70,243	(33,629)

TOTAL REVENUES	338,171	234,250

EXPENSES
Salaries, benefits, and related expenses	138,360	178,319
Loan production and portfolio related expenses	36,205	26,490
Loan servicing expenses	31,323	30,729
Marketing and advertising expenses	39,429	31,896
Depreciation and amortization	38,947	42,369
General and administrative expenses	59,462	82,204
TOTAL EXPENSES	343,726	392,007
IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS	(891)	(9,296)
GAIN ON EXTINGUISHMENT OF DEBT	56,193	—
OTHER, NET	(6,931)	211
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	42,816	(166,842)
Provision (benefit) for income taxes from continuing operations	2,398	(593)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	40,418	(166,249)
NET LOSS FROM DISCONTINUED OPERATIONS	(4,727)	(51,909)
NET INCOME (LOSS)	35,691	(218,158)
Net income (loss) from continuing operations attributable to noncontrolling interest	22,922	(104,962)
Net loss from discontinued operations attributable to noncontrolling interest	(2,719)	(33,108)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	17,496	(61,287)
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(2,008)	(18,801)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$15,488	$(80,088)

Finance of America Companies Inc. Consolidated Statements of Operations (in thousands, except share data)

	For the year ended December 31, 2024	For the year ended December 31, 2023
EARNINGS (LOSS) PER SHARE (Note 29)
Basic weighted average shares outstanding	9,850,903	8,197,753
Basic earnings (loss) per share from continuing operations	$1.78	$(7.48)
Basic earnings (loss) per share	$1.57	$(9.77)
Diluted weighted average shares outstanding	23,406,233	8,197,753
Diluted earnings (loss) per share from continuing operations	$1.36	$(7.48)
Diluted earnings (loss) per share	$1.18	$(9.77)

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Comprehensive Income (Loss) (in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023
NET INCOME (LOSS)	$35,691	$(218,158)
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	(27)	24
TOTAL COMPREHENSIVE INCOME (LOSS)	35,664	(218,134)
Less: Comprehensive income (loss) attributable to noncontrolling interest	20,187	(138,055)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$15,477	$(80,079)

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Equity (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2022	6,342,335	$1	14	$—	$888,493	$(634,295)	$(273)	12,445,330	$150,915	$404,841
Net loss	—	—	—	—	—	(80,088)	—	—	(138,070)	(218,158)
Equity-based compensation, net (Note 20 - Equity-Based Compensation)	—	—	—	—	24,667	—	—	—	—	24,667
Conversion of LLC Units for Class A Common Stock (Note 30 - Equity)	835,911	—	—	—	2,076	—	—	(835,911)	(2,076)	—
Settlement of long-term incentive plan (“LTIP”) restricted stock units (“RSUs”), net (Note 30 - Equity)	281,637	—	—	—	3,928	—	—	(281,637)	(3,841)	87
Settlement of other RSUs	169,517	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 30 - Equity)	(169,238)	—	—	—	(2,226)	—	—	—	—	(2,226)
Issuance of shares (Note 27 - Related Party Transactions)	2,173,912	—	—	—	30,000	—	—	—	—	30,000
Issuance of units (Note 3 - Acquisitions and Note 30 - Equity)	—	—	1	—	—	—	—	1,969,299	33,172	33,172
Foreign currency translation adjustment	—	—	—	—	—	—	24	—	—	24
Balance at December 31, 2023	9,634,074	$1	15	$—	$946,938	$(714,383)	$(249)	13,297,081	$40,100	$272,407

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Equity (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2023	9,634,074	$1	15	$—	$946,938	$(714,383)	$(249)	13,297,081	$40,100	$272,407
Net income	—	—	—	—	—	15,488	—	—	20,203	35,691
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(100)	(100)
Equity-based compensation, net (Note 20 - Equity-Based Compensation)	—	—	—	—	8,418	—	—	—	394	8,812
Conversion of LLC Units for Class A Common Stock (Note 30 - Equity)	205	—	—	—	—	—	—	(205)	—	—
Settlement of LTIP RSUs, net (Note 30 - Equity)	110,949	—	—	—	232	—	—	(110,949)	(232)	—
Settlement of other RSUs (Note 20 - Equity-Based Compensation)	330,314	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 30 - Equity)	(141,093)	—	—	—	(1,119)	—	—	—	—	(1,119)
Issuance of units (Note 3 - Acquisitions and Note 30 - Equity)	—	—	—	—	—	—	—	705,841	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(27)	—	—	(27)
Balance at December 31, 2024	9,934,449	$1	15	$—	$954,469	$(698,895)	$(276)	13,891,768	$60,365	$315,664

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Cash Flows (in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023
Operating Activities(1)
Net income (loss)	$35,691	$(218,158)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on sale and other income from loans held for sale, net	(302)	27,216
Unrealized fair value changes on loans, related obligations, and derivatives	(408,754)	(307,152)
Change in fair value of mortgage servicing rights (“MSR”)	920	3,067
Depreciation and amortization	38,947	47,545
Impairment of intangibles and other assets	891	13,751
Deferred income taxes	(2,411)	678
Change in fair value of deferred purchase price liabilities	7,966	552
Loss on investments	—	16,845
Equity-based compensation	8,812	24,667
Originations/purchases of loans held for sale	(9,877)	(211,485)
Proceeds from sale of loans held for sale	10,971	530,529
Gain on extinguishment of debt	(56,193)	—
Changes in operating assets and liabilities:
Other assets, net	33,437	33,759
Payables and accrued expenses	(92,563)	(31,825)
Other operating activities, net	8,650	(1,557)
Net cash used in operating activities	(423,815)	(71,568)

Investing Activities(1)
Purchases and originations of loans held for investment	(2,894,673)	(3,053,899)
Proceeds/payments received on loans held for investment	2,120,036	1,927,773
Purchases and originations of loans held for investment, subject to nonrecourse debt	(41,134)	(76,031)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	922,355	1,349,682
Proceeds on sale of MSR	5,516	85,628
Acquisition of American Advisors Group net assets	—	(140,854)
Proceeds from sale of businesses (net of cash transferred)	3,000	71,166
Other investing activities, net	(298)	(5,328)
Net cash provided by investing activities	114,802	158,137

Financing Activities(1)
Proceeds from issuance of HMBS related obligations	2,003,170	2,140,795
Payments on HMBS related obligations	(2,253,476)	(1,924,130)
Proceeds from issuance of nonrecourse debt	1,462,646	1,728,914
Payments on nonrecourse debt	(831,373)	(1,597,531)
Proceeds from other financing lines of credit	5,832,530	4,592,432
Payments on other financing lines of credit	(5,842,762)	(5,119,322)
Changes in notes payable	25,825	12,340
Issuance of Class A Common Stock	—	30,000
Other financing activities, net	(10,353)	(2,726)
Net cash provided by (used in) financing activities	386,207	(139,228)

Finance of America Companies Inc. Consolidated Statements of Cash Flows (in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023
Effect of exchange rate changes on cash and cash equivalents	(27)	24
Net increase (decrease) in cash and cash equivalents and restricted cash	77,167	(52,635)
Cash and cash equivalents and restricted cash, beginning of period(1)	224,801	277,436
Cash and cash equivalents and restricted cash, end of period(1)	$301,968	$224,801

Cash and cash equivalents	$47,383	$46,482
Restricted cash	254,585	178,319
Total cash and cash equivalents and restricted cash, end of period(1)	$301,968	$224,801

Supplementary Cash Flows Information
Cash paid for interest	$432,937	$308,381
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	5,424	4,732
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4 - Discontinued Operations for additional information regarding cash flow associated with the results of discontinued operations.

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Notes to Consolidated Financial Statements
1. Organization and Description of Business
Finance of America Companies Inc. (“we,” “us,” “our,” “FOA,” or the “Company”) is a financial services holding company which, through its operating subsidiaries, is a leading provider of home equity-based financing solutions for a modern retirement. In addition, FOA offers capital markets and portfolio management capabilities primarily to optimize the distribution of its originated loans to investors.
FOA was incorporated in Delaware on October 9, 2020 and became a publicly-traded company on the NYSE in April 2021, with trading beginning on April 5, 2021 under the ticker symbol “FOA.” FOA has a controlling financial interest in Finance of America Equity Capital LLC (“FOA Equity”). FOA Equity owns all of the outstanding equity interests in Finance of America Funding LLC (“FOAF”). FOAF wholly owns Finance of America Holdings LLC (“FAH”) and Incenter LLC (“Incenter” and collectively, with FOA Equity, FOAF, and FAH, known as “holding company subsidiaries”).
The Company, through its FAH holding company subsidiary, operates a lending company, Finance of America Reverse LLC (“FAR”). Through FAR, the Company originates, purchases, sells, securitizes, and services HECM, which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, and non-agency reverse mortgage loans, which are not insured by the FHA. The Company, through its Incenter holding company subsidiary, has operating service companies (the “operating service subsidiaries” and together with FAR, the “operating subsidiaries”) that provide capital markets and portfolio management capabilities.
Organizational Transformation
During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines, while enhancing our reverse mortgage loan business through the acquisition of operational assets from American Advisors Group, now known as Bloom Retirement Holdings Inc. (“AAG/Bloom” or “Seller”).
Transactions Relating to Discontinued Business Lines
On October 20, 2022, the Board of Directors (the “Board”) of the Company authorized a plan to discontinue the operations of the Company’s previously reported Mortgage Originations segment operated by FAH’s subsidiary Finance of America Mortgage LLC (“FAM”), other than its home improvement lending business, which process commenced in the fourth quarter of 2022 and was completed on February 28, 2023. Refer to Note 4 - Discontinued Operations for additional information.
On August 31, 2023, the Company entered into an agreement to sell certain operational assets of the home improvement lending business. This transaction closed on September 15, 2023. In connection with such transaction, the Company began the process of winding down the operations of the home improvement lending business, which was substantially complete as of March 31, 2024. The wind-down of the home improvement lending business was not considered by the Company to be a strategic shift that has had or will have a major effect on our operations and financial results. Therefore, the previous operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations.
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
During the quarter ended September 30, 2023, the Company ceased the operations of the Company’s Incenter Solutions LLC operating service subsidiary. The wind-down of Incenter Solutions LLC was substantially complete as of December 31, 2023. The wind-down of Incenter Solutions LLC was not considered by the Company to be a strategic shift that has had or will have a major effect on our operations and financial results. Therefore, the previous operations of Incenter Solutions LLC are reported within Corporate and Other in Note 24 - Business Segment Reporting, rather than as discontinued operations.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
On February 19, 2023, the Company entered into an agreement to sell certain commercial originations operational assets of FAM, operating under the brand Finance of America Commercial (“FACo”). This transaction closed on March 14, 2023. The Company historically included the commercial originations operations of FACo in its previously reported Commercial Originations segment. In connection with the transaction, the Company discontinued the operations of and wound-down its Commercial Originations segment. Refer to Note 4 - Discontinued Operations for additional information.
American Advisors Group Transaction
On March 31, 2023, FAR acquired a majority of the assets and certain of the liabilities of AAG/Bloom, including, among other things, AAG/Bloom’s retail loan originations platform, certain residential reverse mortgage loans, and the right to service certain HECM (such acquisition, the “AAG Transaction”). These assets and liabilities were acquired pursuant to an Asset Purchase Agreement, a Servicing Rights Purchase and Sale Agreement, and a Loan Sale Agreement entered into on December 6, 2022 with AAG/Bloom. The operations acquired by the Company as a result of the AAG Transaction are included in the Company’s Retirement Solutions segment reporting. Refer to Note 3 - Acquisitions for additional information.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements comprise the financial statements of FOA and its controlled subsidiaries. The consolidated financial statements have been prepared in accordance with United States of America (the “U.S.”) generally accepted accounting principles (“GAAP”) pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, such financial information reflects all normal and recurring adjustments necessary for a fair presentation of the consolidated financial statements in accordance with U.S. GAAP.
The significant accounting policies, together with the other Notes to Consolidated Financial Statements, are an integral part of the consolidated financial statements.
On July 25, 2024, the Company completed a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its shares of Class A Common Stock. FOA Equity completed a corresponding 1-for-10 reverse split of its units (“Class A LLC Units”) to maintain the 1-for-1 parity of its Class A LLC Units with the Company’s adjusted number of Class A Common Stock shares. All references in this Annual Report on Form 10-K to numbers of Class A Common Stock shares, weighted average shares outstanding, earnings (loss) per share, FOA Class A Common Stock share price, and number of Class A LLC Units have been adjusted to reflect the Reverse Stock Split on a retroactive basis. As a result of the Reverse Stock Split, an immaterial amount was reclassified from Class A Common Stock to Additional paid-in capital in the Consolidated Statements of Financial Condition.
Change in Consolidated Statements of Operations Presentation
Beginning with the Company’s second quarter 2024 Form 10-Q, the Consolidated Statements of Operations presentation was changed to provide additional detail regarding the Company’s activities. The change primarily consists of disaggregating the Company’s previously reported net fair value gains on loans and related obligations caption into the currently presented captions of interest income, interest expense, net origination gains, gain on securitization of HECM tails, net, fair value changes from model amortization, and fair value changes from market inputs or model assumptions. Additionally, previously reported interest income and interest expense, which primarily represented the Company’s interest income on mortgage loans held for sale and other interest income and the Company’s interest expense associated with the Company’s other financing lines of credit, was combined with the interest income and interest expense that was previously reported within net fair value gains on loans and related obligations, excluding non-portfolio interest income and the interest expense associated with the Company’s non-funding debt, which is now reported separately as non-funding interest expense, net. As a result of the change, the Company’s previously reported revenues have been reclassified to reflect the updated presentation as follows:

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Reconciliation of the previously reported Consolidated Statements of Operations captions to the current presentation:

For the year ended December 31, 2023	Total	Net fair value gains on loans and related obligations	Fee income	Loss on sale and other income from loans held for sale, net	Interest income	Interest expense
Finance of America Companies Inc. as previously reported	$234,250	$322,329	$43,450	$(24,994)	$12,193	$(118,728)

Reconciliation to current presentation:

PORTFOLIO INTEREST INCOME
Interest income	1,628,877	1,617,954	—	—	10,923	—
Interest expense	(1,360,998)	(1,273,159)	—	—	—	(87,839)
NET PORTFOLIO INTEREST INCOME	267,879	344,795	—	—	10,923	(87,839)

OTHER INCOME (EXPENSE)
Net origination gains	121,646	121,646	—	—	—	—
Gain on securitization of HECM tails, net	25,583	25,583	—	—	—	—
Fair value changes from model amortization	(228,391)	(228,391)	—	—	—	—
Fair value changes from market inputs or model assumptions	58,696	58,696	—	—	—	—
Net fair value changes on loans and related obligations	(22,466)	(22,466)	—	—	—	—
Fee income	43,450	—	43,450	—	—	—
Loss on sale and other income from loans held for sale, net	(24,994)	—	—	(24,994)	—	—
Non-funding interest expense, net	(29,619)	—	—	—	1,270	(30,889)
NET OTHER INCOME (EXPENSE)	(33,629)	(22,466)	43,450	(24,994)	1,270	(30,889)

TOTALS	$234,250	$322,329	$43,450	$(24,994)	$12,193	$(118,728)
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its controlled subsidiaries, and certain VIEs where the Company is the primary beneficiary. The Company is deemed to be the primary beneficiary of a VIE when it has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) exposure to benefits and/or losses that could potentially be significant to the entity.

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
In accordance with ASC 205, Presentation of Financial Statements, we classify operations as discontinued when they meet all the criteria to be classified as held for sale and when the sale represents a strategic shift that has had or will have a major effect on our operations and financial results. The Company considers a component of the entity that is being exited to be discontinued operations when all operations, including wind-down operations, cease. Refer to Note 4 - Discontinued Operations for additional information.
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
The Company elected the fair value option provided for by ASC 825, Financial Instruments. This option was applied for the nonrecourse debt issued by the consolidated VIE.
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
Restricted Cash
Restricted cash includes amounts specifically designated to repay debt and provide over-collateralization within lines of credit and securitized nonrecourse debt obligations, custodial accounts related to the Company’s portfolio of mortgage loans serviced for investors, and funds deposited from prospective borrowers to cover out-of-pocket expenses incurred by the Company in connection with due diligence activities performed during the loan approval process. Certain funds deposited with the Company may be returned to the borrower at the time the loan funds or if the loan does not close. The Company records a liability for these amounts until the loan has closed or a cost has been incurred.
Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
The Company elected the fair value option for all loans held for investment, subject to HMBS obligations. A HECM is a reverse mortgage loan available to homeowners aged 62 and over that allows conversion of a portion of the home’s equity into cash. The HECM loan terms do not have a defined maturity date or a scheduled repayment of principal and interest. Variable interest rates are tied to an index plus a margin that typically ranges up to three percentage points. Interest compounds over the life of the loan and is not paid by the borrower until the loan is repaid. HECM loans include a monthly mortgage insurance premium (“MIP”) that is payable to the FHA. The MIP amount is typically calculated as 1.25% of the mortgage balance for loans originated prior to October 2, 2017 and 0.5% for loans originated after October 2, 2017 and accretes to the borrower’s loan balance over the life of the loan. As the issuer, the Company is responsible for remitting the MIP to the FHA.
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
Once a loan has become due and payable, unsecuritized borrower advances cannot be placed into a Government National Mortgage Association (“Ginnie Mae”) HMBS. Generally, the Company recovers such advances (referred to as unpoolable tails) from borrowers, from proceeds of liquidation of collateral, or ultimate disposition of the loan, including conveyance of claims to the FHA.
If the loan is not paid within six months of the maturity event, the Company may proceed with foreclosure on the property. A loan may be satisfied by borrower repayment, sales or appraisal-based claim submissions to the U.S. Department of Housing and Urban Development (“HUD”), and/or foreclosure sale proceeds. If the Company sells the property within six months, it may file a sales-based claim with HUD to recover any shortfall between the sales price of the property and the outstanding loan balance. If the property is not sold within six months, the Company may file an appraisal-based claim with HUD to recover any shortfall between the appraised value and the outstanding loan balance. Once the appraisal-based claim is paid by HUD, any subsequent expenses or loss in the property’s value exposes the Company to additional losses that may not be eligible to be recouped through the filing of an additional HUD claim.
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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
Loans held for investment, subject to HMBS related obligations, also include claims receivable that have been submitted to HUD awaiting reimbursement. These are recorded based on amounts that the Company expects to recover through outstanding claims.
The yield recognized on loans held for investment, subject to HMBS related obligations, is based on the stated interest rates of the loans and is recorded in Interest income in the Consolidated Statements of Operations. Through the servicing of HECM loans, the Company generates tails. Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which the Company is able to subsequently securitize. The fair value gain recognized on the securitization of tails is recorded in Gain on securitization of HECM tails, net, in the Consolidated Statements of Operations. The changes in fair value due to portfolio runoff and realization of modeled income and expenses are recorded in Fair value changes from model amortization in the Consolidated Statements of Operations, and other fair value changes are recorded in Fair value changes from market inputs or model assumptions in the Consolidated Statements of Operations.
Refer to Note 6 - Fair Value for further discussion of valuation of loans held for investment, subject to HMBS related obligations.
Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Loans held for investment, subject to nonrecourse debt, at fair value, are loans that were securitized and serve as collateral for the issued nonrecourse debt, including non-agency reverse mortgages, HECM buyouts, and commercial mortgage loans that were securitized into trusts that meet the definition of a VIE and were consolidated or did not qualify for true sale accounting. The Company has determined that it has both the power to direct the activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company has elected the fair value option for all loans held for investment, subject to nonrecourse debt.
Non-agency reverse mortgage loans are designated for homeowners aged 55 and over, depending on the loan product and state that the homeowner resides in. The maximum non-agency loan amount is $4 million. Non-agency reverse mortgage loans are not insured by the FHA and will not be placed into a Ginnie Mae HMBS; however, the Company may transfer or pledge these assets as collateral for securitized nonrecourse debt obligations and other financing lines of credit.
The yield recognized on loans held for investment, subject to nonrecourse debt, is based on the stated interest rates of the loans and is recorded in Interest income in the Consolidated Statements of Operations. The changes in fair value due to portfolio runoff and realization of modeled income and expenses are recorded in Fair value changes from model amortization in the Consolidated Statements of Operations, and other fair value changes are recorded in Fair value changes from market inputs or model assumptions in the Consolidated Statements of Operations.
Refer to Note 6 - Fair Value for further discussion of valuation of loans held for investment, subject to nonrecourse debt.
Loans Held for Investment, at Fair Value
Loans held for investment, at fair value, primarily consists of certain reverse mortgage loans that the Company intends to hold to maturity. The Company has elected the fair value option for all loans held for investment.
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
The Company, as an issuer of HMBS, is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (“MCA”) (referred to as HECM buyouts). The majority of performing loans are now conveyed to

Finance of America Companies Inc. Notes to Consolidated Financial Statements
HUD prior to the Company needing to finance the HECM buyouts. Nonperforming repurchased loans are generally liquidated through foreclosure, subsequent sale of the real estate owned, and claim submissions to HUD.
The yield recognized on loans held for investment is based on the stated interest rates of the loans and is recorded in Interest income in the Consolidated Statements of Operations. The difference between the cost basis of newly originated or acquired loans and their estimated fair value is recognized in Net origination gains in the Consolidated Statements of Operations. The changes in fair value due to portfolio runoff and realization of modeled income and expenses are recorded in Fair value changes from model amortization in the Consolidated Statements of Operations, and other fair value changes are recorded in Fair value changes from market inputs or model assumptions in the Consolidated Statements of Operations. Refer to Note 6 - Fair Value for further discussion of valuation of loans held for investment.
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
Certain HECM and non-agency reverse mortgage loans originated or acquired by the Company include broker compensation or correspondent fees. These premiums are remitted to the mortgage broker or correspondent lender who acted as the intermediary for the reverse mortgage. Broker compensation and correspondent fees are recorded as part of Net origination gains in the Consolidated Statements of Operations.
Intangible Assets, Net
Intangible assets, net, consist of trade names and broker/customer relationships acquired through various acquisitions and business combinations and are recorded at their estimated fair value on the date of acquisition. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense of definite-lived intangibles is included in Depreciation and amortization in the Consolidated Statements of Operations. Intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company performs its annual impairment testing as of October 1 and monitors for interim triggering events on an ongoing basis as events occur or circumstances change. The Company estimates the fair value of the indefinite life intangibles for all reporting units utilizing a relief from royalty approach and the significant assumptions used to measure fair value include discount rate, terminal factors, and royalty rate. These valuations result in a Level 3 nonrecurring fair value measurement. Impairment related to intangible assets is recorded in Impairment of intangibles and other assets in the Consolidated Statements of Operations. Refer to Note 10 - Intangible Assets, Net, for additional information.
Other Assets, Net
Other assets, net, primarily consists of government guaranteed receivables, retained bonds, at fair value, receivables, net of allowance, right-of-use (“ROU”) assets, prepaid expenses, fixed assets, net, loans held for sale, at fair value, MSR, at fair value, and other. Refer to Note 11 - Other Assets, Net, for additional information related to continuing operations.
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
Retained Bonds, at Fair Value
We have a residual interest that we retain in certain securitizations related to our unconsolidated VIEs. The yield recognized on retained bonds is based on the stated interest rates of the bonds and is recorded in Interest income in the Consolidated Statements of Operations. The changes in fair value due to portfolio runoff and realization of modeled income and expenses are recorded in Fair value changes from model amortization in the Consolidated Statements of Operations, and other fair value changes are recorded in Fair value changes from market inputs or model assumptions in the Consolidated Statements of Operations.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Receivables, Net of Allowance
Receivables, net of allowance, are represented by amounts due from investors and other parties and are stated at the amounts management expects to collect. If the Company expects to collect less than 100% of the recorded receivable balances, an allowance for doubtful accounts is recorded based on the current expected credit loss methodology, which includes a combination of historical experience, aging analysis, information on specific balances, and reasonable and supportable forecasts.
Fixed Assets, Net
Fixed assets primarily consist of computer hardware and software, furniture and fixtures, and leasehold improvements. Fixed assets are depreciated or amortized on a straight-line basis over their estimated useful lives of three to seven years, or the term of the related office lease for leasehold improvements, if shorter. The Company capitalizes certain costs associated with the acquisition of internal-use software and amortizes the software over its estimated useful life, commencing at the time the software is placed in service.
The gross carrying value of fixed assets was $14.5 million and $16.3 million as of December 31, 2024 and December 31, 2023, respectively, with accumulated depreciation and amortization of $10.7 million and $10.3 million as of December 31, 2024 and December 31, 2023, respectively. Fixed assets, net, were $3.8 million and $6.0 million as of December 31, 2024 and December 31, 2023, respectively. Depreciation and amortization expense was $1.7 million and $5.2 million for the years ended December 31, 2024 and 2023, respectively.
In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Impairment related to fixed assets is recorded in Impairment of intangibles and other assets in the Consolidated Statements of Operations.
During 2024 and 2023, the Company’s restructuring of the business and certain operating losses triggered impairment analyses and the Company recognized impairment charges of $0.5 million and $1.8 million for fixed assets in the years ended December 31, 2024 and 2023, respectively.
Loans Held for Sale, at Fair Value
Loans held for sale, at fair value, represent mortgage loans originated by the Company and held until sold to secondary market investors. The Company primarily originated conventional government sponsored entities (“GSE”), government-insured (FHA), and government guaranteed (Department of Veteran Affairs) residential mortgage loans (collectively “residential mortgage loans held for sale”) and commercial mortgage loans to owners and investors of single and multi-family residential rental properties (“commercial mortgage loans held for sale”). The Company has elected the fair value option for all loans held for sale.
The yield recognized on all loans held for sale is based on the stated interest rates of the loans and is recorded in Interest income in the Consolidated Statements of Operations. Gains and losses on loans held for sale are recorded in Gain (loss) on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations.
Refer to Note 6 - Fair Value for further discussion of valuation of loans held for sale.
MSR, at Fair Value
MSR represent contractual rights to perform specific administrative functions for the underlying loans including specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance, and otherwise administrating the mortgage loan servicing portfolio. MSR are created through the sale of an originated mortgage loan. The unpaid principal balance (“UPB”) of the loans underlying the MSR is not included in the Consolidated Statements of Financial Condition. For servicing retained in connection with the securitization of reverse mortgage loans accounted for as secured financings, an MSR is not recognized. The fair value of future servicing revenues net of servicing costs related to reverse mortgage loans is included in the fair value of the underlying loan.
The Company follows the fair value measurement method to record the value of MSR in accordance with ASC 860, Transfers and Servicing. Under this method, servicing assets are measured at fair value on a recurring basis with changes in fair value recorded through earnings in the period of the change as a component of Fee income in the Consolidated Statements of Operations. Refer to Note 9 - Mortgage Servicing Rights, at Fair Value, for additional information.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Leases
The Company evaluates all leases at inception under ASC 842, Leases (“ASC 842”), and classifies the lease as either an operating lease or a finance lease. The Company’s lease portfolio is comprised primarily of real estate and equipment agreements. Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in Other assets, net, and Payables and other liabilities, respectively, in the Consolidated Statements of Financial Condition. The Company does not currently have any finance leases.
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
ASC 842 stipulates that the ROU asset in an operating lease is subject to the impairment guidance in ASC 360, similar to other long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company estimates the fair value using a discounted cash flow (“DCF”) model with the discount rate being the significant assumption. Impairment related to ROU assets is recorded in Impairment of intangibles and other assets in the Consolidated Statements of Operations.
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
The Company elected not to recognize lease assets and lease liabilities for leases with a term of 12 months or less and not to separate lease components from non-lease components. Refer to Note 16 - Leases for additional information related to continuing operations.
HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, represent the issuance of HMBS, which are guaranteed by Ginnie Mae, to third-party security holders. As the securitizations do not meet the criteria for sale accounting treatment, the Company accounts for the transfers of these advances in the related HECM loans as secured borrowings, retaining the initial HECM loans in the Consolidated Statements of Financial Condition as Loans held for investment, subject to HMBS related obligations, at fair value, and recording the HMBS as HMBS related obligations, at fair value. This liability includes the Company’s obligation to repay the secured borrowing from the FHA-insured HECM cash flows and the obligations as issuer and servicer of the HECM loans and HMBS. Monthly cash flows generated from the HECM loans are used to service the outstanding HMBS. The Company has elected the fair value option for all HMBS related obligations.
As an issuer of HMBS, the Company is obligated to service the HECM loan and associated HMBS, which includes funding the repurchase of the HECM loans or pass through of cash due to the holder of the beneficial interests in the Ginnie Mae HMBS upon maturity events and certain funding obligations related to monthly guarantee fees, mortgage insurance proceeds, and partial month interest.
As an issuer, the Company is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the MCA. The Company is also required to pay off the outstanding remaining principal balance of secured borrowings if certain triggering events are reached prior to the 98% of MCA limit, such as death of borrower and completion of foreclosure. The majority of performing loans are now conveyed to HUD prior to the Company needing to finance the HECM

Finance of America Companies Inc. Notes to Consolidated Financial Statements
buyouts. Nonperforming repurchased loans are generally liquidated through foreclosure, subsequent sale of real estate owned, and claim submissions to HUD. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. The Company relies upon its secured financing facilities (see Note 14 - Other Financing Lines of Credit) and operating cash flows, to the extent necessary, to repurchase loans. The timing and amount of the Company’s obligation to repurchase HECM is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan.
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
The interest on HMBS related obligations is based on the stated interest rates of the obligations and is recorded in Interest expense in the Consolidated Statements of Operations. The changes in fair value due to portfolio runoff and realization of modeled income and expenses are recorded in Fair value changes from model amortization in the Consolidated Statements of Operations, and other fair value changes are recorded in Fair value changes from market inputs or model assumptions in the Consolidated Statements of Operations.
Refer to Note 6 - Fair Value and Note 12 - HMBS Related Obligations, at Fair Value, for further discussion of valuation and additional information on HMBS related obligations.
Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, is debt of consolidated VIE securitization trusts or unconsolidated funds that provide nonrecourse financing. The consolidated VIE loans initially transferred to the securitization trust and the assets designated to unconsolidated funds serve as collateral for the nonrecourse debt, and the principal and interest cash flows from these loans serve as the source of repayment. The Company has elected the fair value option for all nonrecourse debt.
The interest on nonrecourse debt is based on the stated interest rates of the debt and is recorded in Interest expense in the Consolidated Statements of Operations. Discounts are amortized to Interest expense in the Consolidated Statements of Operations over the expected life of the note using the effective interest method. The changes in fair value due to portfolio runoff and realization of modeled income and expenses are recorded in Fair value changes from model amortization in the Consolidated Statements of Operations, and other fair value changes are recorded in Fair value changes from market inputs or model assumptions in the Consolidated Statements of Operations.
Refer to Note 6 - Fair Value and Note 13 - Nonrecourse Debt, at Fair Value, for further discussion of valuation and additional information on nonrecourse debt.
Other Financing Lines of Credit
Other financing lines of credit principally consists of variable-rate, asset-backed facilities, primarily warehouse lines of credit, to support the origination of mortgage loans and operations of the Company, which provide creditors a collateralized interest in specific mortgage loans and other Company assets that meet the eligibility requirements under the terms of the facility. The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. The Company evaluates its capacity needs for lines of credit and adjusts the amount of available capacity under these facilities in response to the current mortgage environment and origination needs. Refer to Note 14 - Other Financing Lines of Credit for additional information.
Interest expense from these financings is recorded in Interest expense in the Consolidated Statements of Operations. Costs incurred in connection with obtaining financing lines of credit are capitalized to Other assets, net, within the Consolidated Statements of Financial Condition and amortized over the term of the related financing as Interest expense within the Consolidated Statements of Operations.
Payables and Other Liabilities
Payables and other liabilities primarily consist of accrued and other liabilities, lease liabilities, deferred purchase price liabilities, Ginnie Mae reverse mortgage buyout payable, and accrued compensation expense. Refer to Note 15 - Payables and Other Liabilities for additional information related to continuing operations.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Deferred Purchase Price Liabilities
As a result of asset acquisitions and business combinations, the Company has recorded contingent liabilities based upon expected future payouts. The Company measures any contingent consideration at fair value and adjusts the reported amount each period with the change in fair value recorded in Other, net, in the Consolidated Statements of Operations.
The Company has entered into Tax Receivable Agreements (“TRA”) with certain owners of FOA Equity (the “TRA Parties”). Initial measurement of the obligations was at fair value, and it is remeasured at fair value each reporting period, with any changes in fair value recognized in Other, net, in the Consolidated Statements of Operations. The Company records obligations under the TRA resulting from applicable future exchanges as they occur, at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in capital. If the Company determines that it is no longer probable that a related contingent payment will be required based on expected future cash flows, a reversal of the liability is recorded through Other, net, in the Consolidated Statements of Operations.
The Company also has other deferred purchase price liabilities related to the closing of the AAG Transaction. Refer to Note 3 - Acquisitions for additional detail.
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
Notes Payable, Net
Notes payable are carried at amortized cost. The interest recognized on notes payable is based on the stated interest rates of the debt and is recorded in Non-funding interest expense, net, in the Consolidated Statements of Operations. Issuance costs, premiums, and discounts, which are initially capitalized as part of the notes payable balance, are amortized over the expected life of the note using the effective interest method. Refer to Note 17 - Notes Payable, Net, for additional information.
Comprehensive Income (Loss)
Recognized revenues, expenses, gains, and losses are included in the Consolidated Statements of Operations. Certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component in the Consolidated Statements of Equity. Such items, along with net income (loss), are components of comprehensive income (loss).
Revenue Recognition
The majority of revenues generated by the Company in connection with originations and servicing are not within the scope of ASC 606, Revenue from Contracts with Customers.
The primary components of fee income consist of the following:
Loan Origination Fees
Loan origination fees are recorded in Fee income in the Consolidated Statements of Operations when a loan is successfully funded, with the related costs recognized in loan production and portfolio related expenses when incurred at the date of origination.
The Company collects certain fees from the borrower, including underwriting fees, credit reporting fees, loan administration fees, and appraisal fees. The Company has determined that it is primarily responsible for fulfillment and acceptability for these services, and has discretion in setting the price to the borrower, and therefore these fees should be recognized gross as the Company is the principal for the specified goods and services performed.
In addition to the fees above, the Company also acts as agent for certain services for its customers. These services include obtaining flood certification and inspection fees. In these transactions, the Company will facilitate the providing of the goods or services to prospective borrowers, and collects these amounts from the borrower prior to the services being provided.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Loan origination fees were $28.5 million and $36.6 million for the years ended December 31, 2024 and 2023, respectively.
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
Loan servicing fees were $1.7 million and $8.1 million for the years ended December 31, 2024 and 2023, respectively.
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
When the Company determines that control over the transfer of financial assets has been surrendered, the transaction will be accounted for as a sale in which the underlying mortgage loans are derecognized, and a corresponding gain is recorded equal to the proceeds of the cash and any other beneficial interest retained by the Company, less the carrying balance of the transferred mortgage loans. Upon completion of the sale, the recorded gains and losses are reflected in Gain (loss) on sale and other income from loans held for sale, net, in the Consolidated Statements of Operations.
Whenever the requirements for sale treatment have not been met due to control over the transferred financial assets not being surrendered, the transferred loans will continue to be held as Loans held for investment, subject to nonrecourse debt, at fair value, and an associated liability is recorded in Nonrecourse debt, at fair value, in the Consolidated Statements of Financial Condition.
Equity-Based Compensation
RSUs with service conditions and options granted to employees are measured based on the grant date fair value of the awards and recognized as compensation expense over the period during which the recipient is required to perform services in exchange for the award (the requisite service period). The Company has elected to use a straight-line attribution method for recognizing compensation costs relating to these awards. Forfeitures are recorded as they occur.
For RSUs where there are market conditions as well as service conditions to vesting, the grant date fair value of the awards is recognized as compensation expense using the graded-vesting method over the requisite service period for each separately vesting tranche of the award as if they were multiple awards.
Equity-based compensation expense is recorded in Salaries, benefits, and related expenses in the Consolidated Statements of Operations. Refer to Note 20 - Equity-Based Compensation for additional information.
Defined Contribution Plan
The Company sponsors a qualified defined contribution plan and matches certain employee contributions on a discretionary basis. The Company’s expenses for matching contributions to the defined contribution plan related to continuing operations were $2.1 million and $2.5 million for the years ended December 31, 2024 and 2023,

Finance of America Companies Inc. Notes to Consolidated Financial Statements
respectively. These expenses are included in Salaries, benefits, and related expenses in the Consolidated Statements of Operations.
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
Refer to Note 23 - Income Taxes for additional information.
Contingencies
The Company evaluates contingencies based on information currently available and will establish accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. For matters where a loss is believed to be reasonably possible but not probable, no accrual is established, but the nature of the loss contingency and an estimate of the reasonably possible range of loss in excess of amounts accrued, when such estimate can be made, is disclosed. In deriving an estimate, the Company is required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of loss contingencies, including legal contingencies, involves the use of critical estimates, assumptions, and judgments. Whenever practicable, the Company consults with outside experts, including legal counsel and consultants, to assist with the gathering and evaluation of information related to contingent liabilities. It is not possible to predict or determine the outcome of all loss contingencies. Accruals are periodically reviewed and may be adjusted as circumstances change. Refer to Note 18 - Litigation and Note 19 - Commitments and Contingencies for additional information.
Seller Earnout
Certain equity owners of FOA Equity are entitled to receive an earnout exchangeable for Class A Common Stock if, at any time through April 1, 2027, the volume-weighted average price (the “VWAP”) of Class A Common Stock with respect to a trading day is greater than or equal to $125 for any 20 trading days within a consecutive 30-trading-day period (“First Earnout Achievement Date”), 50% of the earnout units (in conjunction with the Sponsor Earnout

Finance of America Companies Inc. Notes to Consolidated Financial Statements
below, the “Earnout Securities”) will be issued; and if, at any time through April 1, 2027, the VWAP is greater than or equal to $150 for any 20 trading days within a consecutive 30-trading-day period (“Second Earnout Achievement Date”), the remaining 50% of the Earnout Securities will be issued.
The seller earnout is accounted for as contingent consideration and classified as equity. The seller earnout was measured at fair value upon the date of issuance and is not subsequently remeasured. The settlement of the seller earnout will be accounted for within equity if and when the First Earnout Achievement Date or Second Earnout Achievement Date occurs.
Sponsor Earnout
The Company classified the Sponsor Earnout Agreement as an equity transaction measured at fair value upon the date of issuance and it is not subsequently remeasured. Additionally, the settlement of the Sponsor Earnout will be accounted for within equity if and when the First Earnout Achievement Date or Second Earnout Achievement Date occurs.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive securities as calculated using the if-converted and treasury stock methods, as appropriate. The Company applies the two-class method for participating securities in basic earnings (loss) per share and diluted earnings (loss) per share calculations. Refer to Note 29 - Earnings (Loss) Per Share for additional information.
Reclassifications
Certain amounts from the prior year consolidated financial statements have been reclassified to conform to the current year financial presentation.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Recently Adopted Accounting Guidance

Standard	Description	Effective Date	Effect on Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU 2020-06 which reduces the number of accounting models that require separate accounting for convertible features of debt securities. This ASU also requires the use of the if-converted method for all convertible instruments in the diluted earnings (loss) per share calculation.
For the year ended December 31, 2024.
The Company did not have any financial instruments subject to ASU 2020-06 prior to our adoption in the current period. Refer to Note 17 - Notes Payable, Net, and Note 29 - Earnings (Loss) Per Share for additional information on the exchangeable secured notes that were issued in October 2024.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	In November 2023, the FASB issued ASU 2023-07 which requires disclosures of significant reportable expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss.

	This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources.	For the year ended December 31, 2024.	The retrospective adoption of this standard resulted in additional disclosures related to each reportable segment, but did not have a material impact on our consolidated financial statements.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Recently Issued Accounting Guidance, Not Yet Adopted as of December 31, 2024

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	In December 2023, the FASB issued ASU 2023-09 that enhances income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and by requiring disclosure of the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as disaggregated by material individual jurisdictions.	For the year ending December 31, 2025.	This ASU will result in additional income tax disclosures, but the Company does not expect it will have a material impact on our consolidated financial statements.

Adoption of this ASU should be applied on a prospective basis, but retrospective application is permitted.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued ASU 2024-03 which is intended to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions in the income statement.	For the year ending December 31, 2027 and interim periods beginning in 2028.	This ASU will result in additional expense disclosures, but the Company does not expect it will have a material impact on our consolidated financial statements.

Adoption of this ASU should be applied on a prospective basis, but retrospective application is permitted.
ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	In November 2024, the FASB issued ASU 2024-04 which is intended to clarify the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments.	For the year ending December 31, 2026 and interim reporting periods beginning in 2026.	The Company does not expect this ASU will have a material impact on our consolidated financial statements. Adoption of this ASU can be applied on a prospective or a retrospective basis.

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
The following table summarizes the fair value of the consideration transferred and the major classes of assets acquired and liabilities assumed (in thousands):

Finance of America Companies Inc. Notes to Consolidated Financial Statements

Consideration transferred:
FOA Class B Common Stock(1) (Note 30 - Equity)	$—
Cash consideration(2)	3,100
Notes payable to Seller	4,500
Pay off of indebtedness(2)	136,984
Initial equity consideration – Class A LLC Units(3) (Note 30 - Equity)	24,419
Deferred equity consideration – Class A LLC Units(4) (Note 30 - Equity)	13,137
Other liabilities assumed	8,429
Buyer transaction expenses(2)	770
Forgiveness of bridge working capital notes payable	24,034
Total cost	$215,373
Assets acquired:
Loans held for investment, subject to HMBS related obligations	$5,448,712
Loans held for investment	138,270
Fixed assets and leasehold improvements	2,400
Right-of-use leased assets	491
Other assets	6,270
Total assets acquired	5,596,143
Liabilities assumed:
HMBS related obligations	5,354,372
Operating lease liabilities	492
Payables and other liabilities	25,906
Total liabilities assumed	5,380,770
Net identifiable assets acquired	$215,373
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
(4) The deferred equity consideration is comprised of two forms of issuable Class A LLC Units; 705,841 units with a fair value on the closing date of $8.7 million that are equity classified and indemnity holdback units totaling up to 714,226 units with a fair value on the closing date of $4.4 million that are liability classified. The deferred equity consideration that is liability classified is recorded in Payables and other liabilities in the Consolidated Statements of Financial Condition.
On October 29, 2024, FOA Equity issued 705,841 Class A LLC Units to AAG/Bloom in accordance with the terms of the asset purchase agreement relating to the AAG Transaction.
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
4. Discontinued Operations
During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines while enhancing our reverse mortgage loan business, as described in further detail below, in order to transform our business from a vertically integrated lending and complementary services platform to a unified modern retirement solutions platform. This transformation included the wind-down of the previously reported Mortgage Originations segment and sale of the previously reported Commercial Originations and Lender Services segments. This constitutes a strategic shift that has had or will have a major effect on our operations and financial results. As such, the results of our previously reported Mortgage Originations, Commercial Originations, and Lender Services segments, as described below, are reported as discontinued operations for all periods presented.
Mortgage Originations Segment
On October 20, 2022, the Board of the Company authorized a plan to discontinue the operations of the Company’s previously reported Mortgage Originations segment operated by FAM, other than its home improvement lending business, which process commenced in the fourth quarter of 2022 and was completed on February 28, 2023.
On August 31, 2023, the Company entered into an agreement to sell certain operational assets of the home improvement lending business. This transaction closed on September 15, 2023 for cash consideration of $0.3 million. In connection with such transaction, the Company began the process of winding down the operations of the home improvement lending business, which was substantially complete as of March 31, 2024. The wind-down of the home improvement lending business was not considered by the Company to be a strategic shift that has had or will have a major effect on our operations and financial results. Therefore, the previous operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations.
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
On March 30, 2023, the FOA Equity Board authorized a plan to sell assets making up the remainder of the Company’s previously reported Lender Services segment, with the exception of its Incenter Solutions LLC operating service subsidiary. The Company sold such assets on June 30, 2023 in two separate transactions for an aggregate consideration of $17.5 million, which includes $4.8 million in cash and a $12.7 million note receivable. The note receivable is included in the Consolidated Statements of Cash Flows as a non-cash investing activity. During the quarter ended September 30, 2023, the Company ceased the operations of the Company’s Incenter Solutions LLC operating service subsidiary. The wind-down of Incenter Solutions LLC was substantially complete as of December 31, 2023. The wind-down of Incenter Solutions LLC was not considered by the Company to be a strategic shift that has had or will have a major effect on our operations and financial results. Therefore, the previous operations of Incenter Solutions LLC are reported within Corporate and Other in Note 24 - Business Segment Reporting, rather than as discontinued operations.
Commercial Originations Segment
On February 19, 2023, the Company entered into an agreement to sell certain commercial originations operational assets of FAM, operating under the brand FACo. This transaction closed on March 14, 2023 for consideration of $2.5 million, of which $0.5 million is cash consideration. The Company historically included the commercial originations operations of FACo in its previously reported Commercial Originations segment. In connection with the transaction, the Company discontinued the operations of and wound-down its Commercial Originations segment.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The following table summarizes the major classes of assets and liabilities classified as discontinued operations as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Assets
Other assets, net	$2,451	$6,721
Liabilities
Payables and other liabilities	11,677	18,304
The following table summarizes the major components of net loss from discontinued operations (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Portfolio interest income
Interest income	$—	$824
Interest expense	—	(966)
Net portfolio interest income (expense)	—	(142)

Other income (expense)
Net origination gains	—	308
Net fair value changes on loans and related obligations	—	308
Fee income	—	68,138
Loss on sale and other income from loans held for sale, net	—	(2,222)
Net other income (expense)	—	66,224

Total revenues	—	66,082

Expenses
Salaries, benefits, and related expenses	—	51,780
Loan production and portfolio related expenses	—	1,224
Marketing and advertising expenses	—	1,042
Depreciation and amortization	—	5,176
General and administrative expenses	1,622	54,070
Total expenses	1,622	113,292
Impairment of intangibles and other assets(1)	—	(4,455)
Other, net(2)	(3,105)	(1,444)
Net loss from discontinued operations before income taxes	(4,727)	(53,109)
Benefit for income taxes from discontinued operations	—	(1,200)
Net loss from discontinued operations	(4,727)	(51,909)
Net loss from discontinued operations attributable to noncontrolling interest	(2,719)	(33,108)
Net loss from discontinued operations attributable to controlling interest	$(2,008)	$(18,801)
(1) The Company evaluates the carrying value of long-lived assets, including intangible assets, fixed assets, and ROU assets, when indicators of impairment exist in accordance with ASC 360. Based on the analyses, the Company recognized impairment charges for the year ended December 31, 2023 related to the sales of the previously reported Lender Services and Commercial Originations segments.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
(2) Amount includes gains on disposals of $0.3 million for the year ended December 31, 2023. The gains on disposals consist of a $12.8 million gain on the sale of the remaining assets of the Lender Services segment, a $11.7 million loss on the sale of our commercial originations operational assets, and a $0.8 million loss on the sale of ANTIC and BNT.
There were no material cash flow activities related to discontinued operations for the year ended December 31, 2024. The Consolidated Statement of Cash Flows for the year ended December 31, 2023 included the following material activities related to discontinued operations (in thousands):

For the year ended December 31, 2023
Loss on sale and other income from loans held for sale, net	$(2,222)
Unrealized fair value changes on loans, related obligations, and derivatives	308
Impairment of intangibles and other assets	4,455
Depreciation and amortization	5,176
Acquisition of fixed assets	1,815

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
Consolidated VIEs
FAR
FAR securitizes certain of its interests in non-agency reverse mortgage loans and HECM buyouts. The transactions provide investors with the ability to invest in a pool of reverse mortgage loans secured by residential properties. The transactions provide FAR with access to liquidity for these assets, ongoing servicing fees, and potential residual returns. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying reverse mortgage loans, which serve as collateral for the debt. The securitizations are callable at or following the optional redemption date as defined in the respective indenture agreements.
In 2024, the Company entered into a financing agreement which was structured as a securitization. The special purpose entity created for the purposes of the financing is a VIE which the Company has consolidated, as the Company is the primary beneficiary. The non-agency loans included in this securitization are recorded in Loans held for investment, at fair value, in the Consolidated Statements of Financial Condition and the associated debt is recorded in Other financing lines of credit in the Consolidated Statements of Financial Condition.
During the year ended December 31, 2024, the Company redeemed outstanding securitized notes related to certain non-agency reverse loan and HECM buyout securitizations. As part of the redemptions, the Company paid off notes with outstanding principal balances of $1.9 billion. The notes were paid off at par.
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
During the year ended December 31, 2024, the Company redeemed outstanding securitized notes related to certain commercial mortgage securitizations. As part of the redemptions, the Company paid off notes with outstanding principal balances of $45.6 million. The notes were paid off at par. The Company also issued a new securitization related to commercial mortgage loans. Refer to Note 13 - Nonrecourse Debt, at Fair Value, for additional information.

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
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the years ended December 31, 2024 and 2023.
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	December 31, 2024	December 31, 2023
ASSETS
Restricted cash	$248,905	$168,010
Loans held for investment, subject to nonrecourse debt, at fair value	8,904,303	7,881,566
Loans held for investment, at fair value	168,641	—
Other assets, net	53,400	68,178
TOTAL ASSETS	$9,375,249	$8,117,754

LIABILITIES
Nonrecourse debt, at fair value	$8,947,378	$7,859,065
Other financing lines of credit	136,157	—
Payables and other liabilities	1,277	546
TOTAL VIE LIABILITIES	9,084,812	7,859,611
Retained bonds and beneficial interests eliminated in consolidation	(359,077)	(327,653)
TOTAL CONSOLIDATED LIABILITIES	$8,725,735	$7,531,958
Unconsolidated VIEs
Transfer of loans accounted for as sales
The Company securitized certain of its interests in non-agency reverse mortgage loans and in agency-eligible residential mortgage loans. The transactions provided investors with the ability to invest in a pool of mortgage loans secured by residential properties and provided the Company with access to liquidity for these assets and ongoing service fees. The Company’s beneficial interest in the securitizations is limited to a 5% retained interest in the trusts. The Company determined that the securitization structures meet the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and that the contractual role as servicer is not a variable interest. The transfers of the loans to the VIEs were determined to be sales. The Company derecognized the mortgage loans and did not consolidate the trusts.
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Transfer of loans accounted for as secured borrowings
The Company securitized certain non-agency reverse mortgage loans and commercial mortgage loans where its beneficial interest in the securitizations is limited to a 5% retained interest in the trusts. The Company determined that these securitization structures meet the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and the Company does not have the power to direct the activities that most significantly affect the economic performance of the VIEs. However, the transfers of the loans to the VIEs were determined not to be sales. As such, the Company continues to recognize the loans and recognized a nonrecourse liability for the proceeds received from third parties for the transfer of the loans. Bonds issued in the securitization that were retained by the Company are not recognized. The Company’s continuing involvement with and exposure to loss from the VIEs includes the carrying value of the retained bonds, servicing advances in the role as servicer, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the VIEs have no recourse to the Company’s assets or general credit. The underlying performance of the mortgage loans held has a direct impact on the fair values and cash flows of the beneficial interests held.
The tables below present a summary of the unconsolidated VIEs for which the Company holds variable interests (in thousands):

	December 31, 2024
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$47,568	$—	$47,568	$948,364
Transfers of loans - secured borrowing
Loans and nonrecourse liability	393,405	374,071	19,334	393,405
TOTAL	$440,973	$374,071	$66,902	$1,341,769

	December 31, 2023
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$50,774	$—	$50,774	$1,008,152
Transfers of loans - secured borrowing
Loans and nonrecourse liability	389,557	368,343	21,214	389,557
TOTAL	$440,331	$368,343	$71,988	$1,397,709
As of December 31, 2024 and December 31, 2023, there were $0.2 million and $0.7 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due.

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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers into or out of Level 3 within the fair value hierarchy during the years ended December 31, 2024 and 2023.
Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and the details of the valuation models, key inputs to those models, and significant assumptions utilized. Within the assumption tables presented, not meaningful (“NM”) refers to a range of inputs that is too broad to provide meaningful information to the user or to an input that has no range and consists of a single data point. Weighted averages are calculated by weighting each input by the relative outstanding balance of the related financial instrument.

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
HECM buyouts - securitized (nonperforming)
These loans are valued utilizing a present value methodology that discounts estimated projected cash flows over the life of the portfolio using WAL, CPR, loss frequency, loss severity, and discount rate assumptions.
Level 3
Commercial mortgage loans - securitized	This product is valued using a DCF model utilizing a single monthly mortality prepayment rate (“SMM”), discount rate, and loss rate assumptions.	Level 3
(1) The Company aggregates loan portfolios based on the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided is based on the range of inputs utilized for each securitization trust.

Finance of America Companies Inc. Notes to Consolidated Financial Statements

Loans held for investment
Non-agency reverse mortgage loans	The Company values non-agency reverse mortgage loans utilizing a present value methodology that discounts estimated projected cash flows over the life of the loan portfolio. The primary assumptions utilized in valuing the loans include WAL, LTV, CPR, loss severity, HPA, and discount rate.	Level 3
HECM buyouts (nonperforming)	The fair value of repurchased loans is based on expected cash proceeds of the liquidation of the underlying properties and expected claim proceeds from HUD. The primary assumptions utilized in valuing nonperforming repurchased loans include WAL, CPR, loss frequency, loss severity, and discount rate.

	Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution, including assignments to the FHA. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and, as servicer, the Company is exposed to losses upon resolution of the loan.	Level 3
Commercial mortgage loans	This product is valued using a DCF model with SMM, discount rate, and constant default rate (“CDR”) assumptions.	Level 3
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
MSR
The Company valued MSR internally through a DCF analysis and calculated using a pricing model. This pricing model was based on the objective characteristics of the portfolio (loan amount, note rate, etc.) and commonly used industry assumptions such as discount rate and weighted average CPR. There were no MSR at December 31, 2024 and the range and weighted average of the unobservable inputs of MSR were not meaningful at December 31, 2023.
Level 3
Liabilities
HMBS related obligations
HMBS related obligations	The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The estimated fair value of the HMBS related obligations also includes the consideration required by a market participant to transfer the HECM and HMBS servicing obligations, including exposure resulting from shortfalls in FHA insurance proceeds as well as assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for repayment, costs to transfer servicing obligations, shortfalls in FHA insurance proceeds, and discount rates. The significant unobservable inputs used in the measurement include WAL, CPR, and discount rates.	Level 3
Nonrecourse debt
Nonrecourse reverse mortgage loan financing liability	The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The significant unobservable inputs used in the measurement include WAL, CPR, and discount rates.	Level 3

Finance of America Companies Inc. Notes to Consolidated Financial Statements

Nonrecourse commercial loan financing liability	The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability.

	The primary assumptions utilized include weighted average SMM and discount rates. The Company estimates prepayment speeds giving consideration that the Company may in the future transfer additional loans to the trust, subject to the availability of funds provided for within the trust.	Level 3
Deferred purchase price liabilities
Deferred purchase price liabilities
These liabilities are measured based on the estimated amount of indemnified claims associated with the AAG Transaction and the closing market price of the Company’s publicly-traded stock on the applicable date of the Consolidated Statements of Financial Condition. Refer to Note 3 - Acquisitions for additional information.
Level 3
TRA obligation	The fair value is derived through the use of a DCF model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3

	December 31, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
WAL (in years)	NM	3.0	NM	3.4
CPR	NM	21.6%	NM	20.1%
Loss frequency	NM	4.4%	NM	4.5%
Loss severity	3.4% - 15.9%	3.5%	3.4% - 12.9%	3.5%
Discount rate	NM	5.3%	NM	5.0%
Average draw rate	NM	1.1%	NM	1.1%
Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	10.1	NM	9.7
LTV	0.0% - 98.0%	47.2%	0.0% - 79.6%	45.9%
CPR	NM	14.8%	NM	14.7%
Loss severity	NM	10.0%	NM	10.0%
HPA	(5.6)% - 8.3%	3.6%	(9.8)% - 7.6%	3.3%
Discount rate	NM	7.0%	NM	6.9%
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.1	NM	7.4
CPR	NM	15.1%	NM	15.1%
Loss severity	3.4% - 15.9%	4.7%	3.4% - 12.8%	6.9%
Discount rate	NM	8.0%	NM	8.2%
HECM buyouts - securitized (nonperforming)
WAL (in years)	NM	1.5	NM	1.6
CPR	NM	40.0%	NM	39.8%
Loss frequency	23.1% - 100.0%	45.6%	23.1% - 100.0%	51.0%
Loss severity	3.4% - 15.9%	5.2%	3.4% - 12.8%	6.4%
Discount rate	NM	8.0%	NM	8.6%

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	December 31, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Commercial mortgage loans - securitized
SMM	NM	8.2%	NM	10.7%
Discount rate	NM	20.7%	NM	16.5%
Loss rate	NM	7.5%	NM	1.0%
Loans held for investment:
Non-agency reverse mortgage loans
WAL (in years)	NM	10.5	NM	12.1
LTV	5.9% - 70.6%	35.1%	3.9% - 53.8%	33.8%
CPR	NM	16.2%	NM	14.4%
Loss severity	NM	10.0%	NM	10.0%
HPA	(5.6)% - 8.3%	3.5%	(9.8)% - 7.6%	3.1%
Discount rate	NM	7.1%	NM	6.9%
HECM buyouts (nonperforming)
WAL (in years)	NM	1.5	NM	1.5
CPR	NM	43.8%	NM	41.5%
Loss frequency	NM	47.9%	NM	48.2%
Loss severity	3.4% - 15.9%	10.5%	3.4% - 12.8%	5.1%
Discount rate	NM	8.0%	NM	8.6%
Commercial mortgage loans
SMM	NM	NM	NM	73.6%
CDR	NM	NM	NM	25.6%
Discount rate	NM	NM	9.6% - 20.0%	13.2%
Other assets:
Retained bonds
WAL (in years)	NM	3.5	2.3 - 23.4	4.9
Discount rate	(1.3)% - 15.3%	7.3%	(31.2)% - 12.3%	6.7%

Liabilities
HMBS related obligations
WAL (in years)	NM	3.8	NM	4.1
CPR	NM	24.8%	NM	23.8%
Discount rate	NM	5.2%	NM	5.0%
Nonrecourse debt:
Reverse mortgage loans:
Securitized non-agency reverse
WAL (in years)	0.1 - 10.9	3.7	0.8 - 11.2	4.5
CPR	NM	17.3%	10.6% - 22.3%	14.7%
Discount rate	NM	6.7%	NM	7.0%
Performing/Nonperforming HECM securitizations
WAL (in years)	NM	1.0	NM	0.9
CPR	NM	18.6%	21.5% - 22.3%	21.9%
Discount rate	NM	7.5%	NM	10.0%

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	December 31, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Nonrecourse commercial loan financing liability
Weighted average SMM	NM	65.4%	NM	33.3%
Discount rate	NM	8.6%	NM	9.1%
Deferred purchase price liabilities
TRA obligation
Discount rate	NM	28.1%	NM	33.0%

Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$18,669,962	$—	$—	$18,669,962
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	9,268,866	—	—	9,268,866
Commercial mortgage loans	19,537	—	—	19,537
Loans held for investment:
Reverse mortgage loans	519,948	—	—	519,948
Commercial mortgage loans	155	—	—	155
Other assets:
Retained bonds	40,407	—	—	40,407
Loans held for sale - residential mortgage loans	3,454	—	3,454	—
Total assets	$28,522,329	$—	$3,454	$28,518,875

Liabilities
HMBS related obligations	$18,444,370	$—	$—	$18,444,370
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	8,950,445	—	—	8,950,445
Nonrecourse commercial loan financing liability	3,623	—	—	3,623
Deferred purchase price liabilities:
Deferred purchase price liabilities	13,370	—	—	13,370
TRA obligation	3,314	—	—	3,314
Total liabilities	$27,415,122	$—	$—	$27,415,122

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$17,548,763	$—	$—	$17,548,763
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,138,403	—	—	8,138,403
Commercial mortgage loans	133,990	—	—	133,990
Loans held for investment:
Reverse mortgage loans	574,271	—	—	574,271
Commercial mortgage loans	957	—	—	957
Other assets:
Retained bonds	44,297	—	—	44,297
Loans held for sale - residential mortgage loans	4,246	—	4,246	—
MSR	6,436	—	—	6,436
Loan purchase commitments	630	—	630	—
Total assets	$26,451,993	$—	$4,876	$26,447,117

Liabilities
HMBS related obligations	$17,353,720	$—	$—	$17,353,720
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,876,932	—	—	7,876,932
Nonrecourse commercial loan financing liability	27,268	—	—	27,268
Deferred purchase price liabilities:
Deferred purchase price liabilities	4,318	—	—	4,318
TRA obligation	4,537	—	—	4,537
Warrant liability	1,150	1,150	—	—
Total liabilities	$25,267,925	$1,150	$—	$25,266,775

Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Assets
Year ended December 31, 2024	Loans held for investment	Loans held for investment, subject to nonrecourse debt	MSR	Retained bonds
Beginning balance	$18,123,991	$8,272,393	$6,436	$44,297
Total gain (loss) included in earnings	1,592,998	573,140	(920)	(684)
Purchases, settlements, and transfers:
Purchases and additions	2,894,673	41,134	—	—
Sales and settlements	(2,120,036)	(922,355)	(5,516)	(3,206)
Transfers in (out) between categories	(1,301,561)	1,324,091	—	—
Ending balance	$19,190,065	$9,288,403	$—	$40,407

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	Liabilities
Year ended December 31, 2024	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(17,353,720)	$(7,876,932)	$(27,268)	$(4,318)	$(4,537)
Total gain (loss) included in earnings	(1,340,956)	(428,840)	10,245	(9,189)	1,223
Purchases, settlements, and transfers:
Purchases and additions	(2,003,170)	(1,462,646)	—	—	—
Settlements	2,253,476	817,973	13,400	137	—
Ending balance	$(18,444,370)	$(8,950,445)	$(3,623)	$(13,370)	$(3,314)

	Assets
Year ended December 31, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Purchase commitments
Beginning balance	$12,022,098	$7,454,638	$161,861	$95,096	$46,439	$9,356
Total gain (loss) included in earnings	1,003,208	506,993	(2,253)	(2,582)	847	—
Purchases, settlements, and transfers:
Purchases and additions	8,640,881	76,031	40,468	405	—	—
Sales and settlements	(1,927,773)	(1,349,682)	(218,238)	(86,483)	(2,989)	(9,356)
Transfers in (out) between categories	(1,614,423)	1,584,413	18,162	—	—	—
Ending balance	$18,123,991	$8,272,393	$—	$6,436	$44,297	$—

	Liabilities
Year ended December 31, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(10,996,755)	$(7,175,857)	$(106,758)	$(60,562)	$(137)	$(3,781)
Total gain (loss) included in earnings	(785,928)	(431,248)	860	748	69	(756)
Purchases, settlements, and transfers:
Purchases and additions	(7,495,167)	(1,701,349)	(27,565)	—	(4,385)	—
Settlements	1,924,130	1,431,522	106,195	59,814	135	—
Ending balance	$(17,353,720)	$(7,876,932)	$(27,268)	$—	$(4,318)	$(4,537)

Fair Value Option
The Company has elected to measure its loans held for investment, loans held for sale, HMBS related obligations, and nonrecourse debt at fair value under the fair value option. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company’s operational and risk management strategies. Presented in the tables below are the fair value and the UPB, at December 31, 2024 and December 31, 2023, of financial assets and liabilities for which the Company has elected the fair value option (in thousands):

Finance of America Companies Inc. Notes to Consolidated Financial Statements

December 31, 2024	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$18,669,962	$17,652,495
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	9,268,866	9,186,447
Commercial mortgage loans	19,537	32,250
Loans held for investment:
Reverse mortgage loans	519,948	503,727
Commercial mortgage loans	155	222
Other assets:
Loans held for sale - residential mortgage loans	3,454	4,331
Liabilities at fair value under the fair value option
HMBS related obligations	18,444,370	17,652,495
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	8,950,445	9,351,132
Nonrecourse commercial loan financing liability	3,623	12,787

December 31, 2023	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$17,548,763	$16,875,437
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,138,403	8,257,750
Commercial mortgage loans	133,990	136,622
Loans held for investment:
Reverse mortgage loans	574,271	558,577
Commercial mortgage loans	957	1,044
Other assets:
Loans held for sale - residential mortgage loans	4,246	9,247
Liabilities at fair value under the fair value option
HMBS related obligations	17,353,720	16,875,437
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,876,932	8,429,135
Nonrecourse commercial loan financing liability	27,268	26,661

Fair Value of Other Financial Instruments
As of December 31, 2024 and December 31, 2023, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of notes payable, net. Notes payable, net, includes our senior notes and working capital promissory notes, recorded at the carrying value of $374.5 million and $410.9 million as of December 31, 2024 and December 31, 2023, respectively, and have a fair value of $467.9 million and $345.6 million as of December 31, 2024 and December 31, 2023, respectively. The senior secured notes and the exchangeable senior secured notes have a fair value of $185.6 million and $191.1 million as of December 31, 2024, respectively. The fair value for notes payable, net, was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input. Refer to Note 17 - Notes Payable, Net, for additional information.

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

7. Reverse Mortgage Portfolio Composition
The table below summarizes the composition and the outstanding UPB of the reverse mortgage loan portfolio serviced by the Company (in thousands):

	December 31, 2024	December 31, 2023
Reverse mortgage loans held for investment, subject to HMBS related obligations	$17,652,495	$16,875,437

Reverse mortgage loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgages	8,567,792	7,631,601
Performing HECM buyouts	210,041	216,184
Nonperforming HECM buyouts	408,614	409,965
Total reverse mortgage loans held for investment, subject to nonrecourse debt	9,186,447	8,257,750

Reverse mortgage loans held for investment:
Non-agency reverse mortgages	270,956	241,424
HECM loans not securitized(1)	101,100	101,820
Unpoolable HECM loans(2)	131,671	215,333
Total reverse mortgage loans held for investment	503,727	558,577

Total owned reverse mortgage portfolio	27,342,669	25,691,764
Loans reclassified as government guaranteed receivable	45,773	94,636
Loans serviced for others	88,125	164,742
Total serviced reverse mortgage loan portfolio	$27,476,567	$25,951,142
(1) Loans not securitized primarily represent newly originated loans and poolable tails.
(2) Unpoolable loans primarily represent loans that have reached 98% of their MCA.

The table below summarizes the reverse mortgage portfolio owned by the Company by product type (in thousands):

	December 31, 2024	December 31, 2023
Adjustable rate loans	$19,966,185	$18,874,588
Fixed rate loans	7,376,484	6,817,176
Total owned reverse mortgage portfolio	$27,342,669	$25,691,764

As of December 31, 2024 and December 31, 2023, there were $497.6 million and $478.8 million, respectively, of foreclosure proceedings in process, which are included in Loans held for investment, subject to HMBS related obligations, at fair value, Loans held for investment, subject to nonrecourse debt, at fair value, or Loans held for investment, at fair value, in the Consolidated Statements of Financial Condition, and $7.1 million and $46.2 million, respectively, of foreclosure proceedings in process, which are included in loans serviced for others in the table above.

8. Loans, at Fair Value
Loans held for investment and held for sale consisted of the following (in thousands):

Finance of America Companies Inc. Notes to Consolidated Financial Statements

December 31, 2024	Unpaid Principal Balance	Fair Value Adjustments	Estimated Fair Value
Loans held for investment, subject to HMBS related obligations	$17,652,495	$1,017,467	$18,669,962

Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	9,186,447	82,419	9,268,866
Commercial mortgage loans	32,250	(12,713)	19,537
Total loans held for investment, subject to nonrecourse debt	9,218,697	69,706	9,288,403

Loans held for investment(1):
Reverse mortgage loans	503,727	16,221	519,948
Commercial mortgage loans	222	(67)	155
Total loans held for investment	503,949	16,154	520,103

Other assets:
Loans held for sale - residential mortgage loans	4,331	(877)	3,454

Total loan portfolio	$27,379,472	$1,102,450	$28,481,922
(1) As of December 31, 2024, there was $451.3 million in UPB in loans held for investment pledged as collateral for financing lines of credit.

December 31, 2023	Unpaid Principal Balance	Fair Value Adjustments	Estimated Fair Value
Loans held for investment, subject to HMBS related obligations	$16,875,437	$673,326	$17,548,763

Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,257,750	(119,347)	8,138,403
Commercial mortgage loans	136,622	(2,632)	133,990
Total loans held for investment, subject to nonrecourse debt	8,394,372	(121,979)	8,272,393

Loans held for investment(1):
Reverse mortgage loans	558,577	15,694	574,271
Commercial mortgage loans	1,044	(87)	957
Total loans held for investment	559,621	15,607	575,228

Other assets:
Loans held for sale - residential mortgage loans	9,247	(5,001)	4,246

Total loan portfolio	$25,838,677	$561,953	$26,400,630
(1) As of December 31, 2023, there was $487.9 million in UPB in loans held for investment pledged as collateral for financing lines of credit.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The tables below show the total amount of loans held for investment and held for sale that were greater than 90 days past due and on non-accrual status (in thousands):

December 31, 2024	Unpaid Principal Balance	Estimated Fair Value	Difference
Loans held for investment, subject to nonrecourse debt:
Commercial mortgage loans	$32,067	$19,362	$(12,705)

Loans held for investment:
Commercial mortgage loans	222	155	(67)

Other assets:
Loans held for sale - residential mortgage loans	1,605	1,284	(321)

Total loans 90 days or more past due and on non-accrual status	$33,894	$20,801	$(13,093)

December 31, 2023	Unpaid Principal Balance	Estimated Fair Value	Difference
Loans held for investment, subject to nonrecourse debt:
Commercial mortgage loans	$34,115	$31,244	$(2,871)

Other assets:
Loans held for sale - residential mortgage loans	4,324	428	(3,896)

Total loans 90 days or more past due and on non-accrual status	$38,439	$31,672	$(6,767)

The table below shows a reconciliation of the changes in loans held for sale (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Beginning balance	$4,246	$173,984
Originations/purchases/repurchases	9,877	192,789
Proceeds from sales	(10,971)	(376,056)
Net transfers related to loans held for sale	—	15,580
Net transfers related to discontinued operations	—	12,525
Gain (loss) on loans held for sale, net	302	(24,542)
Net fair value changes on loans held for sale	—	9,966
Ending balance	$3,454	$4,246

Finance of America Companies Inc. Notes to Consolidated Financial Statements
9. Mortgage Servicing Rights, at Fair Value

The servicing portfolio associated with capitalized servicing rights consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Fannie Mae/Freddie Mac	$—	$124,435
Ginnie Mae	—	285
Private investors	—	931,940
Total UPB	$—	$1,056,660

Weighted average interest rate	N/A	3.71%
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of the following (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Beginning UPB	$1,056,660	$8,602,338
Originated MSR	—	42,011
Sales MSR	(1,044,708)	(7,416,568)
Payoffs MSR	(4,925)	(75,527)
Other	(7,027)	(95,594)
Ending UPB	$—	$1,056,660
The activity in the MSR asset consisted of the following (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Beginning balance	$6,436	$95,096
Originations	—	405
Sales	(5,516)	(86,483)
Changes in fair value due to:
Changes in market inputs or assumptions used in valuation model	(852)	(1,014)
Changes in fair value due to portfolio runoff and other	(68)	(1,568)
Ending balance	$—	$6,436
The value of the MSR was driven by the net cash flows associated with servicing activities. The cash flows included contractually specified servicing fees, late fees, and other ancillary servicing revenue. The fees were $0.3 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively. These fees and changes in fair value of the MSR are recorded within Fee income in the Consolidated Statements of Operations.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
10. Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

December 31, 2024	Amortization Period (Years)	Cost	Accumulated Amortization	Impairment	Net
Non-amortizing intangibles
Trade name	N/A	$21,100	$—	$—	$21,100
Amortizing intangibles
Broker/customer relationships	9	334,700	(139,458)	—	195,242
Total intangibles		$355,800	$(139,458)	$—	$216,342

December 31, 2023	Amortization Period (Years)	Cost	Accumulated Amortization	Impairment	Net
Non-amortizing intangibles
Trade name	N/A	$27,500	$—	$(6,400)	$21,100
Amortizing intangibles
Broker/customer relationships	9	334,700	(102,269)	—	232,431
Total intangibles		$362,200	$(102,269)	$(6,400)	$253,531

There was no intangible asset impairment for the year ended December 31, 2024. Based on the annual impairment testing in the fourth quarter of 2023, the Company recognized an indefinite-lived intangible asset impairment of $6.4 million for the year ended December 31, 2023 at the Portfolio Management reporting unit.
Amortization expense was $37.2 million for each of the years ended December 31, 2024 and 2023.
As of December 31, 2024, the estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2025	$37,189
2026	37,189
2027	37,189
2028	37,189
2029	37,189
Thereafter	9,297
Total future amortization expense	$195,242

Finance of America Companies Inc. Notes to Consolidated Financial Statements
11. Other Assets, Net
Other assets, net, related to continuing operations consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Government guaranteed receivables	$41,948	$76,646
Retained bonds, at fair value (Note 6 - Fair Value)	40,407	44,297
Receivables, net of allowance of $3,135 and $4,615, respectively	20,935	27,494
ROU assets (Note 16 - Leases)	20,533	23,399
Prepaid expenses	11,998	12,245
Fixed assets, net	3,824	5,967
Loans held for sale, at fair value (Note 6 - Fair Value)	3,454	4,246
MSR, at fair value (Note 9 - Mortgage Servicing Rights, at Fair Value)	—	6,436
Other	14,162	25,423
Total other assets, net	$157,261	$226,153
12. HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Ginnie Mae loan pools - UPB	$17,652,495	$16,875,437
Fair value adjustments	791,875	478,283
Total HMBS related obligations, at fair value	$18,444,370	$17,353,720

WAL (in years)	3.8	4.1
Weighted average interest rate	6.2%	6.6%

The Company was servicing 2,835 and 2,552 Ginnie Mae loan pools at December 31, 2024 and December 31, 2023, respectively.

13. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date	Interest Rate	Original Issue Amount	December 31, 2024	December 31, 2023
Securitization of non-agency reverse loans	May 2018 - December 2024	May 2050 - December 2074	1.25% - 4.50%	$10,124,527	$8,304,568	$7,331,305
Securitization of performing/nonperforming HECM loans(1)	October 2024	October 2034	4.00% - 6.00%	705,400	677,035	672,911
Securitization of commercial loans(2)	May 2024	May 2026	9.49%	39,016	8,245	83,237
Total consolidated VIE nonrecourse debt UPB					8,989,848	8,087,453
Nonrecourse reverse loan financing liability(3)					361,284	341,682
Nonrecourse commercial loan financing liability(4)					12,787	26,661
Fair value adjustments					(409,851)	(551,596)
Total nonrecourse debt, at fair value					$8,954,068	$7,904,200

Finance of America Companies Inc. Notes to Consolidated Financial Statements
(1) In October 2024, the Company redeemed outstanding securitized notes related to performing/nonperforming HECM loans held at December 31, 2023. The Company also issued a new securitization related to performing/nonperforming HECM loans. Refer to Note 5 - Variable Interest Entities and Securitizations for additional information.
(2) In May 2024, the Company redeemed outstanding securitized notes related to commercial mortgage loans held at December 31, 2023. The Company also issued a new securitization related to commercial mortgage loans. Refer to Note 5 - Variable Interest Entities and Securitizations for additional information.
(3) Nonrecourse reverse loan financing liability is comprised of the balance of the nonrecourse debt associated with a non-agency securitization. As the securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt is accounted for by the Company and presented separately from the other nonrecourse debts. Refer to Note 5 - Variable Interest Entities and Securitizations for additional information.
(4) Nonrecourse commercial loan financing liability is comprised of the balance of the nonrecourse debt associated with a commercial mortgage securitization. As the securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt is accounted for by the Company and presented separately from the other nonrecourse debts. Refer to Note 5 - Variable Interest Entities and Securitizations for additional information.

Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of December 31, 2024, estimated maturities for nonrecourse debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
2025	$1,894,677
2026	3,275,588
2027	1,910,275
2028	524,703
2029	202,745
Thereafter	1,555,931
Total payments on nonrecourse debt	$9,363,919

14. Other Financing Lines of Credit
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
When we draw on these facilities, we generally must transfer and/or pledge eligible loans to the lender and comply with various financial and other covenants. Under the facilities, loans are generally transferred and/or pledged at an advance rate less than the principal balance of the loans, which serves as the primary credit enhancement for the lender. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. The amount of the advance that is provided under the various facilities typically ranges from 50% to 100% of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The following summarizes the components of other financing lines of credit (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	December 31, 2024	December 31, 2023
Reverse Lines:
April 2025 - October 2026	Secured Overnight Financing Rate (“SOFR”) + applicable margin	First and Second Lien Mortgages	$1,080,000	$438,328	$432,918
Various(2)	Bond accrual rate/SOFR + applicable margin	Mortgage Related Assets	381,034	356,915	344,367
October 2027	SOFR + applicable margin	HECM MSR	70,000	69,231	69,231
October 2025	SOFR + applicable margin	Unsecuritized Tails	40,000	19,947	23,620
Subtotal reverse lines of credit			1,571,034	884,421	870,136
Mortgage Lines:
Various(2)	Bond accrual rate + applicable margin	Mortgage Related Assets	33,826	33,826	36,208
N/A	N/A	First Lien Mortgages	—	—	2,135
Subtotal mortgage lines of credit			33,826	33,826	38,343
Commercial Lines:
N/A	N/A	Mortgage Related Assets	—	—	20,000
Total other financing lines of credit			$1,604,860	$918,247	$928,479
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of December 31, 2024. The lines of credit with no capacity are terminated as of December 31, 2024.
(2)These lines of credit are tied to the maturity date of the underlying mortgage related assets that have been pledged as collateral.

As of December 31, 2024 and December 31, 2023, the weighted average interest rate on outstanding financing lines of credit of the Company was 7.14% and 6.90%, respectively.
The Company’s financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability.
As of December 31, 2024, the Company was in compliance with its financial covenants related to required liquidity reserves, debt service coverage ratio, and tangible net worth amounts. With respect to one of its lines of credit, the Company obtained a fourth quarter profitability financial covenant waiver effective as of December 31, 2024 in order to avoid breaching the covenant.
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The maximum allowable distributions available to the Company are based on the most restrictive financial covenant ratios and are presented in the tables below (in thousands, except for ratios):

Financial Covenants	Requirement	December 31, 2024	Maximum Allowable Distribution
FAR
Adjusted Tangible Net Worth	$250,000	$501,883	$251,883
Liquidity	40,129	45,512	5,383
Leverage Ratio	6:1	2.7:1	276,823
FAH
Adjusted Tangible Net Worth	$200,000	$502,744	$302,744
Liquidity	40,000	47,794	7,794
Leverage Ratio	10:1	2.9:1	355,886

Financial Covenants	Requirement	December 31, 2023	Maximum Allowable Distribution
FAM
Adjusted Tangible Net Worth	$10,000	$15,264	$5,264
Liquidity	1,000	2,254	1,254
FAR
Adjusted Tangible Net Worth	$250,000	$447,571	$197,571
Liquidity	40,000	41,656	1,656
Leverage Ratio	6:1	3.0:1	223,460
FAH
Adjusted Tangible Net Worth	$220,000	$446,321	$226,321
Liquidity	40,000	45,282	5,282
Leverage Ratio	10:1	3.3:1	297,445

15. Payables and Other Liabilities
Payables and other liabilities related to continuing operations consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued and other liabilities	$63,898	$94,468
Lease liabilities (Note 16 - Leases)	28,474	31,250
Deferred purchase price liabilities(1)	18,354	12,780
Ginnie Mae reverse mortgage buyout payable	14,005	67,991
Accrued compensation expense	13,222	13,080
Total payables and other liabilities	$137,953	$219,569
(1) As of December 31, 2024 and December 31, 2023, the Company had deferred purchase price liabilities of $15.0 million and $8.1 million, respectively, related to the closing of the AAG Transaction. Refer to Note 3 - Acquisitions for additional detail.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
16. Leases
The table below summarizes the Company’s operating lease portfolio related to continuing operations (dollars in thousands).

	December 31, 2024	December 31, 2023
ROU assets	$20,533	$23,399
Lease liabilities	28,474	31,250
Weighted average remaining lease term (in years)	7.91	8.54
Weighted average discount rate	6.41%	6.46%
During 2024 and 2023, the Company’s restructuring of the business and certain operating losses triggered impairment analyses and the Company recognized impairment charges of $0.4 million and $1.1 million for the ROU asset in the years ended December 31, 2024 and 2023, respectively.
The table below summarizes the Company’s net operating lease cost related to continuing operations (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Operating lease cost	$6,084	$6,777
Short-term lease cost	171	607
Total operating and short-term lease cost	6,255	7,384
Variable lease cost	649	694
Sublease income	(2,150)	(546)
Net lease cost	$4,754	$7,532

The table below summarizes other information related to the Company’s operating leases in continuing operations (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,796	$6,297
Leased assets obtained in exchange for new operating lease liabilities	1,322	388

The following table presents a maturity analysis of operating leases and a reconciliation of the undiscounted cash flows to lease liabilities as of December 31, 2024 (in thousands):

Year Ending December 31,	Amount
2025	$5,312
2026	5,149
2027	4,814
2028	3,505
2029	3,278
Thereafter	14,863
Total undiscounted lease payments	36,921
Less: Amounts representing interest	(8,447)
Total lease liabilities	$28,474

Finance of America Companies Inc. Notes to Consolidated Financial Statements
17. Notes Payable, Net
Senior Notes
Exchange
On November 5, 2020, FOAF issued $350 million aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Unsecured Notes”). On October 31, 2024 (the “Issue Date”), FOAF completed an exchange with certain existing noteholders of the 2025 Unsecured Notes. Existing noteholders, representing 97.892% of the aggregate principal amount outstanding of the 2025 Unsecured Notes, exchanged their respective 2025 Unsecured Notes in consideration for (i) the issuance of (a) $195,783,947 of FOAF’s new 7.875% Senior Secured Notes due November 30, 2026 (the “Senior Secured Notes”), with FOAF’s option to extend until November 30, 2027, (b) $146,793,000 of FOAF’s new 10.000% Exchangeable Senior Secured Notes due November 30, 2029 (the “Exchangeable Secured Notes”) (collectively, the “Secured Notes”), and (ii) cash consideration of $856,555.
We concluded that the exchanged 2025 Unsecured Notes and Secured Notes had substantially different terms, and accordingly, we accounted for the exchange as an extinguishment of the 2025 Unsecured Notes and the issuance of the Secured Notes. As a result, the Company initially recorded the Secured Notes at fair value and recognized an extinguishment gain of $56.2 million for the year ended December 31, 2024, which is included in Gain on extinguishment of debt in the Consolidated Statements of Operations. The Secured Notes are subsequently being carried at amortized cost.
Senior Secured Notes
FOAF issued the Senior Secured Notes pursuant to an indenture (the “Senior Secured Notes Indenture”) among FOAF, FOA Equity and certain of its respective direct and indirect subsidiaries who act as guarantors (the “Guarantors”), and the Company and U.S. Bank Trust Company, National Association, as trustee (the “Senior Secured Notes Trustee”) and collateral trustee (the “Collateral Trustee”). The Senior Secured Notes are fully and unconditionally guaranteed on a senior basis by the Guarantors and are secured by the collateral as described below.
The Senior Secured Notes will mature on November 30, 2026 (the “Scheduled Maturity Date”), provided that such Scheduled Maturity Date may be extended at the election of FOAF until November 30, 2027 (the “Extended Maturity Date”), subject to an increase in the applicable interest rate as described below, payment of a fee to the holders of the Senior Secured Notes equal to 0.25% of the principal amount of the Senior Secured Notes prior to the effectiveness of any such extension, and other customary provisions as described in the Senior Secured Notes Indenture.
The Senior Secured Notes bear interest at a rate of 7.875% per year until the first anniversary of the Issue Date and 8.875% per year from the first anniversary of the Issue Date to the Scheduled Maturity Date. If FOAF elects the extension, the Senior Secured Notes will bear interest at a rate of 9.875% per year from the Scheduled Maturity Date until the Extended Maturity Date. FOAF will pay interest semi-annually in arrears on May 30 and November 30 of each year, beginning on November 30, 2024.
FOAF is required to partially prepay in cash, by means of a redemption, a portion of the outstanding principal amount of the Senior Secured Notes on November 15, 2025 in an amount equal to $0.23 per $1.00 principal amount of Senior Secured Notes outstanding.
After the two Revolving Working Capital Promissory Note Agreements (the “Working Capital Promissory Notes”) are paid off and terminated (refer to Note 27 - Related Party Transactions for additional detail), FOAF will be required to partially or fully redeem the Senior Secured Notes at a redemption price of par plus accrued and unpaid interest, upon the occurrence of certain specified events including, but not limited to (i) if amounts on deposit in a specified controlled account at month end and certain other additional determination dates, exceed, by at least $10.0 million, the amount of interest expected to be due and payable on the Secured Notes on the next two scheduled interest payment dates (based on the then outstanding principal amount of the Secured Notes and the then applicable interest rate) and (ii) there are excess net cash proceeds from certain collateral dispositions to the extent not applied in accordance with the collateral disposition requirements of the Senior Secured Notes Indenture, in an amount equal to such net cash proceeds. The Senior Secured Notes will not be redeemable at FOAF’s option at any time.
If certain events constituting a Change of Control occur, as defined in the Senior Secured Notes Indenture, FOAF will be required to make an offer to repurchase all of the Senior Secured Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The Senior Secured Notes Indenture contains restrictive covenants that limit, among other things, the ability of FOAF and certain of its subsidiaries, including the Guarantors, to incur additional indebtedness, repay indebtedness before its respective stated maturity, make restricted payments (including investments), sell or dispose of assets, incur liens, and enter into certain transactions with affiliates. These incurrence-based covenants are subject to exceptions and qualifications. The Company was in compliance with all required covenants related to the Senior Secured Notes as of December 31, 2024.
Exchangeable Secured Notes
FOAF issued the Exchangeable Secured Notes pursuant to an indenture (the “Exchangeable Secured Notes Indenture”) among FOAF, the Company, the Guarantors, and U.S. Bank Trust Company, National Association, as trustee (the “Exchangeable Notes Trustee”) and Collateral Trustee. The Exchangeable Secured Notes are fully and unconditionally guaranteed on a senior basis by the Guarantors and are secured by the collateral as described below.
The Exchangeable Secured Notes will mature on November 30, 2029 and bear interest at a rate of 10.000% per year, payable semi-annually in arrears on May 30 and November 30 of each year, beginning on November 30, 2024.
The Exchangeable Secured Notes are exchangeable on the terms set forth in the Exchangeable Secured Notes Indenture into shares of the Company’s Class A Common Stock. The exchange rate is initially 36.36364 shares of Class A Common Stock per $1,000 principal amount of Exchangeable Secured Notes (the “Exchange Rate”), which is equivalent to an initial exchange price of $27.50 per share of Class A Common Stock. The Exchange Rate will be subject to adjustment as provided in the Exchangeable Secured Notes Indenture. Holders of the Exchangeable Secured Notes have the right to exchange all or any portion of their Exchangeable Secured Notes at their option, at any time prior to the close of business on the second scheduled trading day immediately preceding November 30, 2029, subject to certain limitations as further described in the Exchangeable Secured Notes Indenture. To the extent that the Company, however, determines in good faith that it would be in the best interest of the Company to do so in order to preserve the benefit of tax attributes of the Company and/or its subsidiaries, including net operating losses, FOAF, in its discretion, may elect to settle any exchange in part or in whole by delivering the cash value of the shares of Class A Common Stock otherwise deliverable upon such exchange.
The Exchangeable Secured Notes will not be redeemable at FOAF’s option at any time, except in certain limited circumstances as provided for in the Exchangeable Secured Notes Indenture. In certain circumstances, FOAF may be required to offer to repurchase, partially or fully, the Exchangeable Secured Notes. If the Company or FOAF undergoes a Fundamental Change (as defined in the Exchangeable Secured Notes Indenture), subject to certain conditions, holders of the Exchangeable Secured Notes may require FOAF to repurchase all or part of their Exchangeable Secured Notes at a repurchase price equal to 101% of the principal amount of the Exchangeable Secured Notes to be repurchased, plus the applicable premium and accrued and unpaid interest.
The Exchangeable Secured Notes Indenture contains certain covenants and events of default similar to, but less restrictive than, those contained in the Senior Secured Notes Indenture. The Company was in compliance with all required covenants related to the Exchangeable Secured Notes as of December 31, 2024.
Collateral for the Secured Notes
Prior to the pay off and termination of FOA Equity’s Working Capital Promissory Notes, the Secured Notes will be secured, on a pari passu basis pursuant to the Pledge and Security Agreement (as defined below), and subject to a collateral trust agreement among the grantors party thereto, the Senior Secured Notes Trustee, the Exchangeable Notes Trustee, and the Collateral Trustee (which governs the relative rights among the holders of the Senior Secured Notes and the Exchangeable Secured Notes) (the “Collateral Trust Agreement”), and on a junior basis to the Working Capital Promissory Notes, subject to a junior lien intercreditor agreement among the grantors party thereto, the Collateral Trustee, the administrative agent for the Working Capital Promissory Notes, and the other parties named therein (which governs the relative rights among the holders of the Working Capital Promissory Notes and the Secured Notes), by a second priority lien granted by the grantors in the Initial Collateral (as defined below). From and after the pay off and termination of the Working Capital Promissory Notes, the Secured Notes will be secured on a pari passu basis, pursuant to the Collateral Trust Agreement, by a first priority lien granted by the grantors in the Permanent Collateral (as defined below). The Initial Collateral includes, subject to permitted liens, (i) substantially all of the unencumbered assets owned by FOA Equity and each of the Guarantors (except for FAR and FAM) (collectively, the “All Assets Collateral”), including pledges of the equity interests of each Guarantor and the equity instruments required to be retained by a subsidiary of FOA Equity (presently and in the future) in connection with the issuance of non-agency reverse loan asset-backed securitizations (the “Pledged Risk Retention Securities”), (ii) pledges of the equity interests of the directly owned subsidiaries of FAR and FAM, subject to certain exceptions

Finance of America Companies Inc. Notes to Consolidated Financial Statements
(together with the All Assets Collateral, the “Initial Collateral”), and (iii) certain other residual proceeds of FAR. The Permanent Collateral includes, subject to permitted liens, the Pledged Risk Retention Securities and the equity interests in certain subsidiaries of FOA Equity (the “Permanent Collateral” and together with the Initial Collateral, the “Collateral”).
FOAF and the Guarantors, as applicable, are required to enter into certain deposit account and securities account control agreements with respect to the Collateral, including under certain circumstances and threshold amounts with respect to unrestricted cash, subject to certain permitted uses.
On the Issue Date, in connection with the issuance of the Secured Notes, FOAF entered into a pledge and security agreement (the “Pledge and Security Agreement”) with the Collateral Trustee (appointed as such thereunder for purposes of the holding and perfecting the liens securing the Secured Notes) and the grantors party thereto, pursuant to which the Collateral securing the Secured Notes’ obligations was granted.
2025 Unsecured Notes
The 2025 Unsecured Notes bear interest at a rate of 7.875% per year, payable semi-annually in arrears on May 15 and November 15. As of December 31, 2024 and December 31, 2023, the effective interest rate for our 2025 Unsecured Notes was 7.7% and 7.8%, respectively.
Working Capital Promissory Notes
The Company also has related party working capital promissory notes, which are further discussed in Note 27 - Related Party Transactions.
Notes payable, net, consisted of the following (in thousands):

Description	Maturity Date	Interest Rate	December 31, 2024	December 31, 2023
Senior Secured Notes	November 2026(1)	7.875%	$195,784	$—
Exchangeable Secured Notes	November 2029	10.000%	146,793	—
Working Capital Notes	May 2025	15.000%	85,000	59,130
2025 Unsecured Notes	November 2025	7.875%	7,378	350,000
Fair value adjustment, net of amortization(2)			—	1,781
Unamortized debt discount and issuance costs(3)			(60,444)	—
Total notes payable, net			$374,511	$410,911
(1) At the election of the Company, the maturity date may be extended to November 2027, as discussed in the Senior Secured Notes section above.
(2) In conjunction with a previous business combination, the Company was required to adjust the liabilities assumed to fair value, resulting in a premium on the 2025 Unsecured Notes and the elimination of the previously recognized debt issuance costs.
(3) In conjunction with the exchange of the 2025 Unsecured Notes and Secured Notes, the Company initially recorded the Secured Notes at fair value, which resulted in a debt discount of $56.2 million. As of December 31, 2024, the Senior Secured Notes and Exchangeable Secured Notes, respectively, had $39.7 million and $20.7 million of unamortized debt discount and issuance costs.

Finance of America Companies Inc. Notes to Consolidated Financial Statements

Non-funding interest expense consisted of the following (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Senior secured notes
Contractually stated	$2,543	$—
Amortization of debt discount and issuance costs	2,360	—
Total senior secured notes	4,903	—

Exchangeable secured notes
Contractually stated	2,231	—
Amortization of debt discount and issuance costs	639	—
Total exchangeable secured notes	2,870	—

Unsecured notes	22,319	26,731
Working capital notes	11,319	4,158
Non-funding interest expense	$41,411	$30,889

As of December 31, 2024, the effective interest rate for our Senior Secured Notes and Exchangeable Secured Notes was 19.1% and 13.7%, respectively, which includes amortization of debt discount and issuance costs.

As of December 31, 2024, the maturities of notes payable are as follows (in thousands):

Year Ending December 31,	Amount
2025	$137,408
2026	150,754(1)
2027	—
2028	—
2029	146,793
Less unamortized debt discount and issuance costs	(60,444)
Total notes payable, net	$374,511
(1) At the election of the Company, the maturity date may be extended to November 2027 as discussed in the Senior Secured Notes section above.

18. Litigation
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $2.0 million and $3.5 million for the years ended December 31, 2024 and 2023, respectively. These expenses are included in General and administrative expenses in the Consolidated Statements of Operations.

19. Commitments and Contingencies
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
Unfunded Commitments
The Company is required to fund further borrower advances (where the borrower has not fully drawn down the HECM or non-agency reverse mortgage loan proceeds available) and fund the payment of the borrower’s obligation to pay FHA monthly insurance premiums for HECM loans.
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were $4.5 billion as of both December 31, 2024 and December 31, 2023. This additional borrowing capacity is primarily in the form of undrawn lines of credit.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The Company also has commitments to purchase loans totaling $1.7 million as of December 31, 2024, compared to $4.7 million as of December 31, 2023.
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

20. Equity-Based Compensation
Restricted Stock Units
Pursuant to the terms of the A&R MLTIP, there were two types of equity-based compensation granted to employees, henceforth referred to as Replacement Restricted Stock Units (“Replacement RSUs”) and Earnout Right Restricted Stock Units (“Earnout Right RSUs”). The issuance of the Replacement RSUs and Earnout Right RSUs to employees under the A&R MLTIP are funded by the exchange of outstanding Class A Common Stock and Class A LLC Units. Therefore, the shares issued to employees under the A&R MLTIP do not result in incremental share ownership in the Company, and the total compensation costs associated with the vesting of the Replacement RSUs and Earnout Right RSUs are directly allocated to the noncontrolling interest and to FOA in proportion to their sharing percentages of exchanged units.
Additionally, pursuant to the terms of the 2021 Omnibus Incentive Plan, the Company grants equity-based compensation to certain employees and non-employee Board members, henceforth referred to as Non-LTIP Restricted Stock Units (“Non-LTIP RSUs”). Vested Non-LTIP RSUs are settled with issuance of shares of Class A Common Stock of FOA to the participant and a respective count of Class A LLC units of FOA Equity to FOA. There are 1,198,726 shares authorized and available for award as of December 31, 2024.
Each type of RSU is classified as equity and FOA accounts for the RSUs following the fair value method. Each type of RSU’s fair value is fixed on the grant date and not remeasured unless the award is subsequently modified.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Replacement RSUs
Pursuant to the terms of the A&R MLTIP executed on October 28, 2020, in consideration for the cancellation of their Phantom Units in FOA Equity, the Company granted Replacement RSUs to each employee who held Phantom Units and remained employed as of the Replacement RSU grant date, April 1, 2021.
Following the terms of the A&R MLTIP, 25% of the Replacement RSUs vested on the Replacement RSU grant date, and the remaining 75% vested in equal installments on each of the first three anniversaries of April 1, 2021, subject to each holder’s continued employment. The Replacement RSUs vested into shares of Class A Common Stock.
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
Earnout Right RSUs have the same service-based vesting conditions listed above for the Replacement RSUs along with market-based vesting conditions. The first tranche of Earnout Right RSUs vest upon satisfaction of the service-based vesting conditions and if, at any time through April 1, 2027, the VWAP of FOA’s Class A Common Stock is greater than or equal to $125 for any twenty out of thirty consecutive trading days. The second tranche of Earnout Right RSUs vest upon satisfaction of the service-based vesting conditions and if, at any time through April 1, 2027, the VWAP of FOA’s Class A Common Stock is greater than or equal to $150 for any twenty out of thirty consecutive trading days.
Non-LTIP RSUs
Pursuant to the terms of the 2021 Omnibus Incentive Plan and the form of Restricted Stock Unit Award Agreement adopted on November 18, 2021, the Company grants Non-LTIP RSUs to certain employees and non-employee Board members. The RSUs granted have various grant dates and vesting schedules. All vesting is subject to each holder’s continued employment and is subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plan.
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
A summary of each classification of RSU activity is presented below:

				Grant Date Fair Value
Replacement RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, December 31, 2023	112,489	20,640	133,129	$94.80	$12,620
Vested	(109,048)	109,048	—	—	—
Forfeited	(3,441)	—	(3,441)	94.80	(326)
Settled	—	(129,688)	(129,688)	94.80	(12,294)
Outstanding, December 31, 2024	—	—	—	$—	$—

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Equity-based compensation expense for the Replacement RSUs was $2.7 million and $18.9 million for the years ended December 31, 2024 and 2023, respectively. As of April 1, 2024, there is no further compensation expense associated with the Replacement RSUs.

				Grant Date Fair Value
Earnout Right RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, December 31, 2023	146,160	—	146,160	$89.05	$13,016
Forfeited	(360)	—	(360)	89.05	(32)
Outstanding, December 31, 2024	145,800	—	145,800	$89.05	$12,984

Equity-based compensation expense for the Earnout Right RSUs was $0.1 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively. As of April 1, 2024, there is no further compensation expense associated with the Earnout Right RSUs.

				Grant Date Fair Value
Non-LTIP RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, December 31, 2023	818,378	13,185	831,563	$14.89	$12,381
Granted	929,946	—	929,946	7.39	6,869
Vested	(317,129)	317,129	—	—	—
Forfeited	(132,318)	—	(132,318)	11.43	(1,512)
Settled	—	(330,314)	(330,314)	11.55	(3,816)
Outstanding, December 31, 2024	1,298,877	—	1,298,877	$10.72	$13,922

Equity-based compensation expense for the Non-LTIP RSUs was $5.7 million and $5.0 million for the years ended December 31, 2024 and 2023, respectively. Unrecognized equity-based compensation expense for the Non-LTIP RSUs totaled $8.0 million as of December 31, 2024 and is expected to be recognized over 1.8 years.
Options
On November 7, 2024, pursuant to the terms of the 2021 Omnibus Incentive Plan, the Company granted options to certain officers of the Company. The options vest on the second anniversary from the date of grant, subject to the officer’s continued employment on the vesting date. The options are exercisable for a period of five years from the date of grant on a one-for-one basis for Class A LLC Units of FOA Equity, which are exchangeable for shares of Class A Common Stock of the Company on a one-for-one basis.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
A summary of the option award activity is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	—	$—	—	$—
Granted	720,000	25.00
Outstanding, December 31, 2024	720,000	$25.00	4.8	$2,246
The weighted average grant date fair value of the options granted during the year ended December 31, 2024 was $7.30 per option.
Equity-based compensation expense for the options was $0.4 million for the year ended December 31, 2024. Unrecognized equity-based compensation expense for the options totaled $4.9 million as of December 31, 2024 and is expected to be recognized over 1.8 years.
The Company estimates the fair value of the options at the date of grant using the Black-Scholes option pricing model based on the following inputs:

For the year ended December 31, 2024
Expected volatility	75.0%
Expected dividend yield	0.0%
Risk-free interest rate	4.2%
Expected term (in years)	5.0
Expected volatility - This measure is based on the historical volatility of the Company’s common stock price.
Expected dividend yield - The Company estimates the expected dividend yield to be zero as the Company does not currently expect to pay dividends on its common stock for the foreseeable future.
Risk-free interest rate - This rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption.
Expected term - The period of time over which the awards are expected to remain outstanding.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
21. Interest Income and Interest Expense
Interest income and interest expense from continuing operations consisted of the following (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest income:
Interest income on mortgage loans(1)	$1,890,700	$1,617,954
Other interest income	14,514	10,923
Total portfolio interest income	1,905,214	1,628,877
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(1,559,341)	(1,273,159)
Interest expense on other financing lines of credit	(77,945)	(87,839)
Total portfolio interest expense	(1,637,286)	(1,360,998)
Net portfolio interest income	267,928	267,879

Non-portfolio interest income	1,913	1,270
Non-funding interest expense (Note 17 - Notes Payable, Net)	(41,411)	(30,889)
Non-funding interest expense, net	(39,498)	(29,619)

Net interest income	$228,430	$238,260
(1) Amounts include interest income and expense on all loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, other loans held for investment, HMBS related obligations, and nonrecourse debt.

22. General and Administrative Expenses
General and administrative expenses related to continuing operations consisted of the following (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Communications and data processing	$22,745	$32,947
Professional and consulting fees	20,480	24,790
Occupancy, equipment rentals, and other office related expenses	4,904	8,743
Other expenses	11,333	15,724
Total general and administrative expenses	$59,462	$82,204

23. Income Taxes
The provision (benefit) for income taxes related to continuing operations consisted of the following (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Current expense (benefit)
Federal	$(13)	$85
Deferred expense (benefit)
Federal	2,010	(508)
State	401	(170)
Subtotal	2,411	(678)
Provision (benefit) for income taxes	$2,398	$(593)

Finance of America Companies Inc. Notes to Consolidated Financial Statements

The following table presents a reconciliation of the applicable statutory U.S. federal income tax rate to the effective tax rate (dollars in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Tax provision (benefit) at federal statutory rate	$8,991	$(35,037)
Effect of:
Noncontrolling interest	(4,373)	21,834
Permanent differences	513	1,036
State taxes	401	(225)
Valuation allowance	(2,458)	13,042
Other tax adjustments	(676)	(1,243)
Provision (benefit) for income taxes	$2,398	$(593)
Effective tax rate	5.60%	0.36%

The effective tax rate is calculated by dividing the provision (benefit) for income taxes by net income (loss) from continuing operations before income taxes. The Company’s effective tax rate on continuing operations for the year ended December 31, 2024 differs from the U.S. federal statutory rate primarily due to income attributable to noncontrolling interests, state statutory income tax rates, and the impact of discrete tax items, which includes a $2.5 million benefit associated with a valuation allowance previously recorded against deferred tax assets, including NOL carryforwards and other deferred tax assets.
The Company’s effective tax rate on continuing operations for the year ended December 31, 2023 differs from the U.S. federal statutory rate primarily due to income attributable to noncontrolling interests, state statutory income tax rates, and the impact of discrete tax items, which includes a $13.0 million charge associated with the recording of a valuation allowance against deferred tax assets, including NOL carryforwards and other deferred tax assets.
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
Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	December 31, 2024	December 31, 2023
Deferred tax assets
Loss carryforwards	$41,410	$37,272
Research and development tax credits	1,482	1,446
Earnout awards	5,025	5,099
TRA	836	1,161
Other	177	316
Gross deferred tax assets	48,930	45,294
Valuation allowance	(38,454)	(42,365)
Deferred tax assets, net of valuation allowance	10,476	2,929
Deferred tax liabilities
Investment in FOA Equity	13,095	3,137
Gross deferred tax liabilities	13,095	3,137
Net deferred tax liability	$(2,619)	$(208)

The federal and state NOL carryforwards amount to $164.1 million and $145.6 million at December 31, 2024 and December 31, 2023, respectively. It is expected that these NOL’s will not expire.
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. As of December 31, 2024, due to current year operating results and forecasted taxable income or losses, management has maintained their assessment that the existing taxable temporary differences that will reverse through the course of ordinary business will not more-likely-than-not generate sufficient taxable income to utilize the current attributes. Therefore, a valuation allowance for the deferred tax asset in excess of deferred tax liabilities has been maintained. Management also determined that the future sources of taxable income from reversing temporary differences that comprise the investment in FOA Equity deferred tax liability would only be fully realized upon sale of FOA’s interest in FOA Equity. Accordingly, the deferred tax liability from investment in FOA Equity has been treated as an indefinite-lived intangible and is limited by the federal net operating loss utilization rules. The net change in the valuation allowance was $3.9 million and $17.7 million for the years ended December 31, 2024 and 2023, respectively. Furthermore, $1.2 million and $3.3 million of decreases in the valuation allowance associated with transactions with noncontrolling interests in the years ended December 31, 2024 and 2023, respectively, are offset to additional paid-in capital.
Net deferred tax liabilities are included in accrued and other liabilities, which is part of Payables and other liabilities in the Consolidated Statements of Financial Condition.
Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2020 or prior.
The Company’s unrecognized tax benefits, excluding related interest and penalties, were (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Unrecognized tax benefits—beginning of period	$421	$307
Increases on tax positions related to the current period	47	114
Decreases on tax positions related to prior periods	(31)	—
Unrecognized tax benefits—end of period	$437	$421

If recognized, the entire amount of the tax benefits disclosed above would reduce the Company’s annual effective tax rate. FOA does not believe that it will have a material increase or decrease in its unrecognized tax benefits during the coming year.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
24. Business Segment Reporting
The following tables are a presentation of financial information by segment (in thousands):

	For the year ended December 31, 2024
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$1,905,214	$1,905,214	$—	$—	$1,905,214
Interest expense	—	(1,637,286)	(1,637,286)	—	—	(1,637,286)
Net portfolio interest income	—	267,928	267,928	—	—	267,928

Other income (expense)
Net origination gains	179,837	—	179,837	—	—	179,837
Gain on securitization of HECM tails, net	—	45,535	45,535	—	—	45,535
Fair value changes from model amortization	—	(201,101)	(201,101)	—	—	(201,101)
Fair value changes from market inputs or model assumptions	—	55,924	55,924	—	—	55,924
Net fair value changes on loans and related obligations	179,837	(99,642)	80,195	—	—	80,195
Fee income	26,553	3,183	29,736	—	(492)	29,244
Gain (loss) on sale and other income from loans held for sale, net	(76)	378	302	—	—	302
Non-funding interest expense, net	—	—	—	(39,498)	—	(39,498)
Net other income (expense)	206,314	(96,081)	110,233	(39,498)	(492)	70,243

Total revenues	206,314	171,847	378,161	(39,498)	(492)	338,171

Expenses
Salaries, benefits, and related expenses	83,448	15,513	98,961	39,399	—	138,360
Loan production and portfolio related expenses	7,887	28,318	36,205	—	—	36,205
Loan servicing expenses	—	31,323	31,323	—	—	31,323
Marketing and advertising expenses	39,337	41	39,378	51	—	39,429
Depreciation and amortization	37,751	77	37,828	1,119	—	38,947
General and administrative expenses	26,521	12,177	38,698	21,256	(492)	59,462
Total expenses	194,944	87,449	282,393	61,825	(492)	343,726
Impairment of other assets	(291)	—	(291)	(600)	—	(891)
Gain on extinguishment of debt	—	—	—	56,193	—	56,193
Other, net	(174)	—	(174)	(6,757)	—	(6,931)
Net income (loss) before taxes	$10,905	$84,398	$95,303	$(52,487)	$—	$42,816

Total assets	$250,519	$28,877,278	$29,127,797	$1,343,803	$(1,317,561)	$29,154,039

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	For the year ended December 31, 2023
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$1,628,877	$1,628,877	$—	$—	$1,628,877
Interest expense	—	(1,360,998)	(1,360,998)	—	—	(1,360,998)
Net portfolio interest income	—	267,879	267,879	—	—	267,879

Other income (expense)
Net origination gains	121,646	—	121,646	—	—	121,646
Gain on securitization of HECM tails, net	—	25,583	25,583	—	—	25,583
Fair value changes from model amortization	—	(228,391)	(228,391)	—	—	(228,391)
Fair value changes from market inputs or model assumptions	—	58,696	58,696	—	—	58,696
Net fair value changes on loans and related obligations	121,646	(144,112)	(22,466)	—	—	(22,466)
Fee income	33,167	10,283	43,450	8,125	(8,125)	43,450
Loss on sale and other income from loans held for sale, net	(6,303)	(18,691)	(24,994)	—	—	(24,994)
Non-funding interest expense, net	—	—	—	(29,619)	—	(29,619)
Net other income (expense)	148,510	(152,520)	(4,010)	(21,494)	(8,125)	(33,629)

Total revenues	148,510	115,359	263,869	(21,494)	(8,125)	234,250

Expenses
Salaries, benefits, and related expenses	96,574	19,874	116,448	61,871	—	178,319
Loan production and portfolio related expenses	9,555	16,935	26,490	—	—	26,490
Loan servicing expenses	—	30,729	30,729	—	—	30,729
Marketing and advertising expenses	31,668	24	31,692	204	—	31,896
Depreciation and amortization	40,571	107	40,678	1,691	—	42,369
General and administrative expenses	30,468	16,354	46,822	43,507	(8,125)	82,204
Total expenses	208,836	84,023	292,859	107,273	(8,125)	392,007
Impairment of intangibles and other assets	—	(6,400)	(6,400)	(2,896)	—	(9,296)
Other, net	75	—	75	136	—	211
Net income (loss) before taxes	$(60,251)	$24,936	$(35,315)	$(131,527)	$—	$(166,842)

Total assets	$276,605	$26,773,101	$27,049,706	$1,521,058	$(1,469,895)	$27,100,869

The Company has identified two reportable segments: Retirement Solutions and Portfolio Management. The CODM are certain officers of the Company, which include the Chief Executive Officer, Chief Financial Officer, and Chief Investment Officer. The CODM evaluates the performance of the Company’s segments based on net income (loss) before taxes. The CODM uses this reported measure along with periodic reviews of results and overall market activity to allocate resources to segments in the planning and forecasting process.
Retirement Solutions
Our Retirement Solutions segment conducts all of our Company’s loan origination activity, including the origination and acquisition of HECM and non-agency reverse mortgage loans through both the retail and third-party originator channels. The Retirement Solutions segment generates revenue from fees earned at the time of loan origination as well as from the initial estimate of net origination gains, with all originated loans accounted for at fair value. Once

Finance of America Companies Inc. Notes to Consolidated Financial Statements
originated, the loans are transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in the revenues of our Portfolio Management segment until final disposition.
The Company sold the operational assets of its home improvement lending business and substantially completed the process of winding down the operations of the home improvement lending business as of March 31, 2024. For reporting purposes, the previous operations of the home improvement lending business are reported as part of the Company’s Retirement Solutions segment rather than as discontinued operations as the wind-down of the home improvement lending business was not considered by the Company to be a strategic shift that has had or will have a major effect on our operations and financial results.
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
The Company’s segments are based upon the Company’s organizational structure which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on actual cost of services performed based on a direct resource utilization, estimate of percentage use for shared services, or headcount percentage for certain functions. Non-allocated corporate expenses include administrative costs of executive management and other corporate functions that are not directly attributable to the Company’s reportable segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties. To reconcile the Company’s consolidated results, certain inter-segment revenues and expenses are eliminated in the “Eliminations” column in the previous tables.

25. Liquidity and Capital Requirements
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
As of December 31, 2024, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $182.4 million as of December 31, 2024. FAR’s actual net worth calculated based on Ginnie Mae guidance was $493.4 million as of December 31, 2024. The minimum liquidity required of FAR by Ginnie Mae was $36.5 million as of December 31, 2024. FAR’s actual cash and cash equivalents were $45.5 million as of December 31, 2024. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS securitizations as well as its HECM buyout and non-agency reverse mortgage securitizations do not meet the requirements of sale accounting and are not derecognized upon date of transfer. Based on this, FAR requested and received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of December 31, 2024, FAR was in compliance with applicable requirements.
FOA Securities
Finance of America Securities LLC (“FOA Securities”), one of the operating service subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules, and FINRA rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, FOA Securities is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. FOA Securities is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. FOA Securities computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $250 thousand. As of December 31, 2024, FOA Securities was in compliance with the minimum net capital requirement.
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

26. Concentrations of Risk
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
Financial instruments, which potentially subject the Company to credit risk, primarily consist of cash and cash equivalents, loans held for investment, and retained bonds.
The Company invests its excess cash balances that may exceed federal insured limits with creditworthy financial institutions, primarily in accounts that are exposed to minimal interest rate and credit risk. The Company maintains multiple banking relationships with both national and regional banks and actively monitors the financial stability of such institutions to ensure they have sufficient capital to meet the Company’s funding needs and can withstand a sudden liquidity stress event or an unexpected significant amount of withdrawal requests submitted at the same time by multiple customers.
Credit risk is reduced by the Company’s underwriting standards, monitoring pledged collateral, and other in-house monitoring procedures performed by management. The Company’s credit exposure for amounts due from investors is minimized since its policy is to sell mortgages only to highly reputable and financially sound financial institutions.
FAR originates, purchases, sells, securitizes, and services HECM. FAR is subject to approval of, and is heavily regulated by, federal and state regulatory agencies as a mortgage lender, Ginnie Mae issuer, broker, and servicer.
The secondary market for the FHA-insured HECM loans is not assured; to the extent the program requires Congressional appropriations in future years, which are not forthcoming, the program could be jeopardized; and/or, consumer demand could be reduced if FHA actions result in a reduction of initial principal limit available to borrowers.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
FAR also originates non-agency reverse mortgages. Non-agency reverse mortgage loans are not insured by the FHA.
FAR depends on its ability to securitize reverse mortgages, subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, and would be adversely affected if the ability to access the secondary market were to be limited.
Reverse mortgage loans are sold or financed through one of the following methods: (i) sales or financing securitizations to or pursuant to programs sponsored by Ginnie Mae or (ii) sales or financing securitizations issued to private investors. The Company sold to or securitized with Ginnie Mae $1.0 billion and $1.1 billion of HECM for the years ended December 31, 2024 and 2023, respectively. The Company sold to or securitized with private investors $1.1 billion of reverse mortgage loans for each of the years ended December 31, 2024 and 2023.
For the year ended December 31, 2024, the reverse mortgage loan sales or financing securitizations issued to private investors consisted of 90.7% non-agency reverse mortgage loans and 9.3% HECM buyouts. For the year ended December 31, 2023, the reverse mortgage loan sales or financing securitizations issued to private investors consisted of 87.3% non-agency reverse mortgage loans and 12.7% HECM buyouts.
Concentrations of credit risk associated with reverse mortgage loans are limited due to the large number of customers and their dispersion across many geographic areas. The table below provides the percentage of all reverse loans in the Company’s Consolidated Statements of Financial Condition by the location in which the home securing the loan is located, and is based on remaining UPB. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	December 31, 2024	December 31, 2023
California	44%	43%
Florida	6%	6%
New York	5%	6%
Texas	5%	5%
Colorado	5%	4%
Other	35%	36%
Total	100%	100%

A significant portion of the Company’s non-agency reverse mortgages are originated within the state of California. The Company’s non-agency reverse mortgage loan concentration, based on remaining UPB, is presented in the following table. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	December 31, 2024	December 31, 2023
California	74%	75%
Other	26%	25%
Total	100%	100%
The following table provides the percentage of reverse mortgage loans in the Consolidated Statements of Financial Condition that are insured by the FHA compared to non-agency reverse mortgages.

	December 31, 2024	December 31, 2023
Agency	68%	70%
Non-agency	32%	30%
Total	100%	100%

Loans previously repurchased out of a HMBS that were subsequently securitized contain limited concentrations of credit risk due to the dispersion across many geographic areas. The table below provides the percentage of securitized HECM buyouts in the Company’s Consolidated Statements of Financial Condition by the location in which the home securing the loan is located, and is based on remaining UPB. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	December 31, 2024	December 31, 2023
New York	23%	22%
Texas	10%	9%
California	9%	9%
Florida	7%	6%
Puerto Rico	6%	12%
Pennsylvania	5%	4%
Other	40%	38%
Total	100%	100%

27. Related Party Transactions
Working Capital Promissory Notes
The Company has two Working Capital Promissory Notes outstanding with BTO Urban Holdings L.L.C. and Libman Family Holdings, LLC, which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 15.0% per annum and mature in May 2025. These notes had outstanding amounts of $85.0 million and $59.1 million as of December 31, 2024 and December 31, 2023, respectively, recorded within Notes payable, net, in the Consolidated Statements of Financial Condition. Additionally, the Company paid $11.7 million and $2.3 million of interest related to the Working Capital Promissory Notes for the years ended December 31, 2024 and 2023, respectively.
Secured Notes and 2025 Unsecured Notes
In November 2020, Libman Family Holdings, LLC, purchased a portion of the 2025 Unsecured Notes. In October 2024, the related party exchanged all of their 2025 Unsecured Notes for Secured Notes. The Company recognized a $12.7 million gain on extinguishment for the notes exchanged with Libman Family Holdings, LLC, which is included in Gain on extinguishment of debt in the Consolidated Statements of Operations.
The Company had $77.3 million of Secured Notes and 2025 Unsecured Notes due to Libman Family Holdings, LLC, as of both December 31, 2024 and December 31, 2023, recorded within Notes payable, net, in the Consolidated Statements of Financial Condition. Additionally, the Company paid $6.7 million and $6.1 million of interest to the related party for the Secured Notes and 2025 Unsecured Notes for the years ended December 31, 2024 and 2023, respectively. Refer to Note 17 - Notes Payable, Net, for additional information.
Equity Investment
On December 6, 2022, the Company entered into separate Stock Purchase Agreements (each, a “Stock Purchase Agreement”) with each of (i) BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership – NQ ESC L.P. and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”) and (ii) Libman Family Holdings, LLC (the “BL Investor” and together with the Blackstone Investor, the “Investors”). Pursuant to each such Investor’s respective Stock Purchase Agreement, on the terms and subject to the conditions set forth therein, each of the Investors will purchase 1,086,956 shares of Company Class A Common Stock for an aggregate purchase price of $15.0 million, representing a price per share of Company Class A Common Stock equal to the VWAP per share of Company Class A Common Stock on the New York Stock Exchange over the fifteen consecutive trading days ending on December 6, 2022. On March 31, 2023, in conjunction with the closing of the AAG Transaction, the 2,173,912 shares of Company Class A Common Stock were issued to the Investors for $30.0 million.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
28. Condensed Financial Information of Registrant

Finance of America Companies Inc.
(Parent Company Only)
Condensed Statements of Financial Condition
(in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Investment in subsidiaries	$262,137	$238,372
TOTAL ASSETS	$262,137	$238,372

LIABILITIES AND EQUITY
Payables and other liabilities	$6,652	$5,895
TOTAL LIABILITIES	6,652	5,895

EQUITY
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 10,360,299 and 10,059,924 shares issued, respectively, and 9,934,449 and 9,634,074 shares outstanding, respectively	1	1
Additional paid-in capital	954,469	946,938
Accumulated deficit	(698,895)	(714,383)
Accumulated other comprehensive loss	(90)	(79)
TOTAL EQUITY	255,485	232,477
TOTAL LIABILITIES AND EQUITY	$262,137	$238,372

Finance of America Companies Inc.
(Parent Company Only)
Condensed Statements of Operations and Comprehensive Loss
(in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023
OTHER, NET	$1,654	$(788)
NET INCOME (LOSS) BEFORE INCOME TAXES	1,654	(788)
Provision (benefit) for income taxes applicable to parent	2,411	(677)
NET LOSS	(757)	(111)
Equity (deficit) in undistributed income (loss) from subsidiaries	16,245	(79,977)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	15,488	(80,088)
Other comprehensive income (loss)	(11)	9
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$15,477	$(80,079)

As disclosed in Note 1 - Organization and Description of Business, FOA is a holding company and has a controlling interest in FOA Equity. FOA did not have any cash as of December 31, 2024 or December 31, 2023. Therefore, Condensed Statements of Cash Flows have not been presented. Management determined which assets and liabilities were to be used by the operating subsidiaries, and these amounts have been appropriately excluded from the parent company Condensed Statements of Financial Condition of FOA presented above. Changes in these balances are

Finance of America Companies Inc. Notes to Consolidated Financial Statements
reflected as additional contributions and distributions from FOA Equity in the period in which they occur, and had no impact on any cash balances that may have otherwise been maintained at FOA.
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
Dividends from Subsidiaries
There were no cash dividends paid to the parent from the Company’s consolidated subsidiaries during the years ended December 31, 2024 and 2023.

29. Earnings (Loss) Per Share
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share (in thousands, except share data):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Basic earnings (loss) per share:
Numerator
Net income (loss) from continuing operations	$40,418	$(166,249)
Less: Income (loss) from continuing operations attributable to noncontrolling interest(1)	22,922	(104,962)
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - basic	$17,496	$(61,287)

Net loss from discontinued operations	$(4,727)	$(51,909)
Less: Loss from discontinued operations attributable to noncontrolling interest(1)	(2,719)	(33,108)
Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$(2,008)	$(18,801)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	9,850,903	8,197,753

Basic earnings (loss) per share
Continuing operations	$1.78	$(7.48)
Discontinued operations	(0.21)	(2.29)
Basic earnings (loss) per share	$1.57	$(9.77)
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Net income (loss) attributable to noncontrolling interest includes an allocation of expense related to the A&R MLTIP subject to special allocation terms per the Amended and Restated Limited Liability Company Agreement (“A&R LLC Agreement”). Refer to Note 20 - Equity-Based Compensation for additional information.

	For the year ended December 31, 2024	For the year ended December 31, 2023
Diluted earnings (loss) per share:
Numerator
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - basic	$17,496	$(61,287)
Reallocation of net income (loss) from continuing operations assuming exchange of Class A LLC Units(1)	14,260	—
Exchangeable Secured Notes interest expense, net(2)	—	—
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - diluted	$31,756	$(61,287)

Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$(2,008)	$(18,801)
Reallocation of net loss from discontinued operations assuming exchange of Class A LLC Units(1)	(2,033)	—
Net loss from discontinued operations attributable to holders of Class A Common Stock - diluted	$(4,041)	$(18,801)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	9,850,903	8,197,753
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock(3)	13,336,437	—
Assumed exchange of Exchangeable Secured Notes for shares of Class A Common Stock(2)	—	—
Additional dilutive shares under the treasury stock method(4)	218,893	—
Weighted average shares of Class A Common Stock outstanding - diluted(5)	23,406,233	8,197,753

Diluted earnings (loss) per share
Continuing operations	$1.36	$(7.48)
Discontinued operations	(0.18)	(2.29)
Diluted earnings (loss) per share	$1.18	$(9.77)
(1) For the year ended December 31, 2024, this adjustment assumes the reallocation of noncontrolling interest income (loss), on an after-tax basis, due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FOA as of the beginning of the period following the if-converted method for calculating diluted earnings (loss) per share. For the year ended December 31, 2023, the effect of the elimination of the noncontrolling interest due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FOA was determined to be anti-dilutive under the if-converted method. As such, the effect has been excluded from the calculation of diluted loss per share.

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

(2) As the Exchangeable Secured Notes are considered participating securities, the Company calculates diluted earnings per share for the assumed exchange of Exchangeable Secured Notes for shares of Class A Common Stock in FOA using the more dilutive of either the if-converted method or the two-class method.

Finance of America Companies Inc. Notes to Consolidated Financial Statements

Interest expense for the Exchangeable Secured Notes, including amortization of debt discount and issuance costs, and net of income tax effects, is added back to the continuing operations numerator in calculating diluted earnings per share, if dilutive.
The Company in its discretion may elect to settle any exchange of the Exchangeable Secured Notes in part or in whole by delivering the cash value of the shares of Class A Common Stock otherwise deliverable upon such exchange. If dilutive, the denominator in the diluted earnings per share calculation assumes that all of the Exchangeable Secured Notes were converted into Class A Common Stock in FOA on the date of issuance of the Exchangeable Secured Notes.

The Company had 904,239 potentially dilutive shares from the Exchangeable Secured Notes for the year ended December 31, 2024. The potentially dilutive shares from the Exchangeable Secured Notes were determined to be anti-dilutive for the year ended December 31, 2024 and have been excluded from the computation of diluted earnings per share. As such, the $2.1 million of interest expense for the Exchangeable Secured Notes, including amortization of debt discount and issuance costs, and net of income tax effects, was not added back to the numerator in calculating diluted earnings per share. Refer to Note 17 - Notes Payable, Net, for additional information.

(3) The Exchange Agreement allows for the exchange of Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, on a one-for-one basis for shares of Class A Common Stock in FOA. For the year ended December 31, 2024, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, exchange their units on a one-for-one basis for shares of Class A Common Stock in FOA. The 13,707,372 weighted average Class A LLC Units outstanding for the year ended December 31, 2023 were determined to be anti-dilutive under the if-converted method and have been excluded from the computation of diluted loss per share.

(4) The Company had 218,893 potentially dilutive shares, under the treasury stock method, from RSUs for the year ended December 31, 2024, and 108,841 potentially dilutive shares, under the treasury stock method, from RSUs for the year ended December 31, 2023. The potentially dilutive shares from RSUs were determined to be anti-dilutive for the year ended December 31, 2023 and have been excluded from the computation of diluted loss per share.
The Company had no potentially dilutive shares, under the treasury stock method, from forward sale share contracts for the year ended December 31, 2024, and 52,377 potentially dilutive shares, under the treasury stock method, from forward sale share contracts for the year ended December 31, 2023. The potentially dilutive shares from forward sale share contracts were determined to be anti-dilutive for the year ended December 31, 2023 and have been excluded from the computation of diluted loss per share.

(5) As part of the AAG Transaction, there are two forms of contingently issuable Class A LLC Units: 705,841 Units that are equity classified and indemnity holdback units totaling up to 714,226 Units that are liability classified. Refer to Note 3 - Acquisitions for additional information.

On October 29, 2024, FOA Equity issued 705,841 Class A LLC Units to AAG/Bloom in accordance with the terms of the asset purchase agreement relating to the AAG Transaction. The diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method and assumes the Class A LLC Units held by AAG/Bloom exchanged their units on a one-for-one basis for shares of Class A Common Stock in FOA at the beginning of the reporting period.

In accordance with ASC 260, Earnings Per Share, the indemnity holdback units are not included in the diluted weighted average shares outstanding of Class A Common Stock for the years ended December 31, 2024 and 2023.

30. Equity
Class A Common Stock
As of December 31, 2024, there were 10,360,299 shares of Class A Common Stock issued, consisting of 9,934,449 shares issued and outstanding and 425,850 unvested shares that are subject to vesting and forfeiture. The 425,850 unvested shares of Class A Common Stock relate to the Sponsor Earnout. The 425,850 unvested shares of Class A Common Stock are not entitled to receive any dividends or other distributions, do not have any other economic rights until such shares are vested, and will not be entitled to receive back dividends or other distributions or any other form of economic “catch-up” if, and when, they become vested. The holders of the 9,934,449 issued and outstanding shares of Class A Common Stock represent the controlling interest of the Company.
Pursuant to the A&R MLTIP, certain equity holders of FOA and FOA Equity are obligated to deliver a number of shares of Class A Common Stock and Class A LLC Units for restricted stock unit awards granted by the Company.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
During the years ended December 31, 2024 and 2023, in connection with FOA’s settlement of restricted stock units into shares of Class A Common Stock and pursuant to the A&R MLTIP, these equity holders delivered 18,739 and 47,571 shares, respectively, of Class A Common Stock and 110,949 and 281,637 Class A LLC Units, respectively, to the Company in satisfaction of such settlement. The delivery of shares of Class A Common Stock and Class A LLC Units to the Company offset the gross award of RSUs settled. During the years ended December 31, 2024 and 2023, the Company elected to retire 141,093 and 169,238 shares, respectively, offsetting RSUs withheld to fund employee payroll taxes and instead funded those taxes with operating cash. The potential future settlement of the Earnout Right RSUs outstanding as of December 31, 2024 (see Note 20 - Equity-Based Compensation) will also be funded by the delivery of Class A Common Stock and Class A LLC Units from certain equity holders of FOA and FOA Equity pursuant to the A&R MLTIP.
Pursuant to the Exchange Agreement, which AAG/Bloom became a party to on March 31, 2023, the Equity Capital Unitholders may elect to exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. During the years ended December 31, 2024 and 2023, in connection with FOA’s settlement of the exchange of Class A LLC Units for shares of Class A Common Stock and pursuant to the Exchange Agreement, certain equity holders delivered 205 and 835,911 Class A LLC Units, respectively, to the Company in exchange for the same number of shares of Class A Common Stock, respectively, in satisfaction of such settlement.
Class B Common Stock
As of December 31, 2024, there are 15 shares of Class B Common Stock outstanding, all holders of which are Class A LLC Unit holders. The Class B Common Stock, par value $0.0001 per share, has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which Class A Common Stock holders are entitled to vote. In consideration for the assets acquired on March 31, 2023, the Company issued to the Seller one share of Class B Common Stock (see Note 3 - Acquisitions).
Class A LLC Units
The Exchange Agreement sets forth the terms and conditions upon which holders of Class A LLC Units may exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. The Equity Capital Unitholders’ ownership of Class A LLC Units represents the noncontrolling interest of the Company, which is accounted for as permanent equity in the Consolidated Statements of Financial Condition. As of December 31, 2024, there were 23,826,217 Class A LLC Units outstanding. Of the 23,826,217 Class A LLC Units outstanding, 9,934,449 are held by the Class A Common Stock shareholders and 13,891,768 are held by the noncontrolling interest of the Company.
Of the 1,969,299 Class A LLC Units issued to AAG/Bloom in consideration for the assets acquired on March 31, 2023, AAG/Bloom delivered 800,000 Class A LLC Units to the Company in exchange for the same number of shares of Class A Common Stock during the year ended December 31, 2023. On October 29, 2024, FOA Equity issued 705,841 Class A LLC Units to AAG/Bloom in accordance with the terms of the asset purchase agreement relating to the AAG Transaction. Additionally, AAG/Bloom is entitled to 714,226 contingently issuable Class A LLC Units that are liability classified. Refer to Note 3 - Acquisitions for additional information.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Trading Plans
During the fourth fiscal quarter of 2024, the following directors or Section 16 officers adopted, modified, or terminated the following Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K):

•On December 4, 2024, Tai A. Thornock, Chief Accounting Officer of FOA, adopted a trading plan intended to satisfy the affirmative defenses of Rule 10b5-1(c), which trading plan was amended on December 13, 2024. The trading plan, as amended, provides for the sale of 12,100 shares of Company Class A Common Stock over a period ending on March 31, 2026.

•On December 13, 2024, Kristen N. Sieffert, President of FOA, adopted a trading plan intended to satisfy the affirmative defenses of Rule 10b5-1(c). The trading plan provides for the sale of 18,000 shares of Company Class A Common Stock over a period ending on March 12, 2027.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The Company has adopted an insider trading compliance policy that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, as well as the Company itself. Refer to Exhibit 19.1 to this Annual Report on Form 10-K for our insider trading compliance policy.
The remaining information required by Item 10 will be included in our Definitive Proxy Statement for the 2025 Annual Stockholder Meeting (the “Proxy Statement”), to be filed within 120 days of the end of our 2024 fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 will be included in the Proxy Statement, to be filed within 120 days of the end of our 2024 fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in the Proxy Statement, to be filed within 120 days of the end of our 2024 fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement, to be filed within 120 days of the end of our 2024 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement, to be filed within 120 days of the end of our 2024 fiscal year, and is incorporated herein by reference.

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

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp., Finance of America Equity Capital LLC, Finance of America Companies Inc., RPLY Merger Sub LLC, RPLY BLKR Merger Sub LLC, Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., Blackstone Tactical Opportunities Associates – NQ L.L.C., the Sellers identified therein, and the Seller Representatives identified therein.	8-K	2.1	4/7/2021
2.2	Letter Agreement, dated April 1, 2021, by and among the Seller Representatives identified therein and Replay Acquisition Corp.	8-K	2.2	4/7/2021
2.3	Letter Agreement, dated April 5, 2021, by and among the Seller Representatives identified therein, Replay Acquisition LLC, and Finance of America Equity Capital LLC.	8-K	2.3	4/7/2021
2.4	Letter Agreement, dated March 31, 2021, by and among Libman Family Holdings, LLC, The Mortgage Opportunity Group LLC, BTO Urban Holdings L.L.C., BTO Urban Holdings II L.P., and Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P.	8-K	2.4	4/7/2021
3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.2	4/7/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.1	7/26/2024
3.3	Amended and Restated Bylaws of Finance of America Companies Inc.	8-K	3.3	4/7/2021
4.1	Specimen Warrant Certificate (included in Exhibit 4.2).	8-K	4.1	4/7/2021
4.2	Assignment, Assumption and Amendment Agreement, dated as of April 1, 2021, by and among Replay Acquisition Corp., Finance of America Companies Inc., and Continental Stock Transfer & Trust Company.	8-K	4.2	4/7/2021
4.3	Warrant Agreement, dated as of April 3, 2019, between Continental Stock Transfer & Trust Company and Replay Acquisition Corp.	8-K	4.3	4/7/2021

4.4	Description of Capital Stock				X
4.5	Indenture, dated as of November 5, 2020, by and among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors from time to time party thereto, and U.S. Bank National Association, as trustee, relating to Finance of America Funding LLC’s 7.875% Senior Notes due 2025.	8-K	10.16	4/7/2021
4.6	Form of Note relating to Finance of America Funding LLC’s 7.875% Senior Notes due 2025 (included in Exhibit 4.5).	8-K	10.17	4/7/2021
4.7	First Supplemental Indenture, dated as of October 31, 2024, by and among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee, relating to Finance of America Funding LLC’s 7.875% Senior Notes due 2025.	8-K	4.1	11/4/2024
4.8	Indenture, dated as of October 31, 2024, by and among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors party thereto, Finance of America Companies Inc., and U.S. Bank Trust Company, National Association, as trustee and collateral trustee, relating to Finance of America Funding LLC’s 7.875% Senior Secured Notes due 2026.	8-K	4.2	11/4/2024
4.9	Form of Note Relating to Finance of America Funding LLC’s 7.875% Senior Secured Notes due 2026 (included in Exhibit 4.8).				X
4.10	Indenture, dated as of October 31, 2024, by and among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors party thereto, Finance of America Companies Inc., and U.S. Bank Trust Company, National Association, as trustee and collateral trustee, relating to Finance of America Funding LLC’s 10.000% Exchangeable Senior Secured Notes due 2029.	8-K	4.3	11/4/2024
4.11	Form of Note Relating to Finance of America Funding LLC’s 10.000% Exchangeable Senior Secured Notes due 2029 (included in Exhibit 4.10).				X
4.12	Registration Rights Agreement, dated as of October 31, 2024, by and among Finance of America Companies Inc., Finance of America Funding LLC, and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.4	11/4/2024
10.1	Amended and Restated Sponsor Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp., Finance of America Companies Inc., Finance of America Equity Capital LLC, Replay Sponsor, LLC, and the initial shareholders specified therein.	8-K	10.1	4/7/2021

10.2	Stockholders Agreement, dated as of April 1, 2021, by and among Finance of America Companies Inc. and certain pre-closing equityholders of Finance of America Equity Capital LLC specified therein.	8-K	10.2	4/7/2021
10.3	Registration Rights Agreement, dated as of April 1, 2021, by and among Finance of America Companies Inc. and the principal stockholders specified therein.	8-K	10.3	4/7/2021
10.4	Amended and Restated Limited Liability Company Agreement, dated as of April 1, 2021, of Finance of America Equity Capital LLC.	8-K	10.4	4/7/2021
10.5	Exchange Agreement, dated as of April 1, 2021, by and among Finance of America Companies Inc., Finance of America Equity Capital LLC, and the holders of Finance of America Equity Capital LLC Class A LLC Units specified therein.	8-K	10.5	4/7/2021
10.6	Tax Receivable Agreement, dated April 1, 2021, by and among Finance of America Companies Inc., the Blackstone Investors specified therein, and the other parties thereto.	8-K	10.6	4/7/2021
10.7	Tax Receivable Agreement, dated April 1, 2021, by and among Finance of America Companies Inc., the BL Investors specified therein, and the other parties thereto.	8-K	10.7	4/7/2021
10.8	Form of Subscription Agreement.	8-K	10.11	4/7/2021
10.9†	Amended and Restated UFG Holdings LLC Management Long-Term Incentive Plan.	8-K	10.8	4/7/2021
10.10†	Form of Indemnification Agreement.	8-K	10.9	4/7/2021
10.11†	Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	8-K	10.10	4/7/2021
10.11.1†	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	10-Q	10.11	8/16/2021
10.11.2†	Form of Executive Officer Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan	10-K	10.10.2	3/15/2022
10.11.3†	Form of Non-Employee Director Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	10-K	10.10.3	3/15/2022
10.11.4†	Salary Continuation Agreement, dated December 3, 2015, by and between UFG Holdings LLC and its subsidiaries and Jeremy Prahm.	8-K	10.13	4/7/2021
10.11.5†	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (Replacement RSUs) (included in Exhibit 10.9).	8-K	10.14	4/7/2021
10.11.6†	Form of Option Grant Notice and Option Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (Class A Common Stock).				X
10.11.7†	Form of Option Grant Notice and Option Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (Class A LLC Units).	10-Q	10.1	11/8/2024

10.12†	First Amended Finance of America Companies Inc. Employee Stock Purchase Plan, dated August 15, 2022.	10-Q	10.2	11/9/2022
10.12.1†	Amendment No. 1 to the First Amended Finance of America Companies Inc. Employee Stock Purchase Plan, dated as of August 10, 2023.	S-8	4.4	8/18/2023
10.13	Asset Purchase Agreement, dated as of December 6, 2022, by and among Finance of America Reverse LLC, Finance of America Equity Capital LLC, Finance of America Companies Inc., American Advisors Group, and, for the limited purposes described therein, Reza Jahangiri.	10-K	10.16	3/16/2023
10.14	Stock Purchase Agreement, dated as of December 6, 2022, by and among Finance of America Companies Inc. and each of BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., and BTO Urban Holdings II L.P.	10-K	10.17	3/16/2023
10.15	Stock Purchase Agreement, dated as of December 6, 2022, by and between Finance of America Companies Inc. and Libman Family Holdings, LLC.	10-K	10.18	3/16/2023
10.16	Servicing Rights Purchase and Sale Agreement, dated as of December 6, 2022, by and between Finance of America Reverse LLC, as Purchaser, and American Advisors Group, as Seller.	10-K	10.19	3/16/2023
10.17	Loan Sale Agreement, dated as of December 6, 2022, by and between Finance of America Reverse LLC, as Purchaser, and American Advisors Group, as Seller.	10-K	10.20	3/16/2023
10.18	Amendment Agreement, dated as of March 31, 2023, by and among Finance of America Companies Inc., Finance of America Equity Capital LLC, Finance of America Reverse LLC, American Advisors Group and, for the limited purposes described therein, Reza Jahangiri.	8-K	2.6	4/3/2023
10.19	Equity Matters Agreement, dated as of March 31, 2023, by and among Finance of America Companies Inc., Finance of America Equity Capital LLC, and American Advisors Group.	8-K	10.1	4/3/2023
10.20	Pledge and Security Agreement, dated as of October 31, 2024, by and among Finance of America Funding LLC, U.S. Bank Trust Company, National Association, as collateral trustee, and the other grantors party thereto.	8-K	10.1	11/4/2024
19.1	Securities Trading Policy of Finance of America Companies Inc.				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of BDO USA, P.C.				X
31.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Incentive Compensation Clawback Policy of Finance of America Companies Inc.	10-K	97.1	3/15/2024
99.1	Section 13(r) Disclosure.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X
†	Management contract or compensatory plan or arrangement.
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

Finance of America Companies Inc.
Date: March 14, 2025	By:	/s/ Graham A. Fleming
Graham A. Fleming
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 14, 2025	By:	/s/ Graham A. Fleming
Graham A. Fleming
Chief Executive Officer
(Principal Executive Officer)

Date:	March 14, 2025	By:	/s/ Matthew A. Engel
Matthew A. Engel
Chief Financial Officer
(Principal Financial Officer)

Date:	March 14, 2025	By:	/s/ Tai A. Thornock
Tai A. Thornock
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 14, 2025	By:	/s/ Brian L. Libman
Brian L. Libman
Chairman of the Board of Directors

Date:	March 14, 2025	By:	/s/ Norma C. Corio
Norma C. Corio
Director

Date:	March 14, 2025	By:	/s/ Robert W. Lord
Robert W. Lord
Director

Date:	March 14, 2025	By:	/s/ Tyson A. Pratcher
Tyson A. Pratcher
Director

Date:	March 14, 2025	By:	/s/ Lance N. West
Lance N. West
Director