Form 10-K/A
period 2024-12-31
Finance of America Companies Inc.
filed 2025-05-20
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K/A
(Amendment No. 1)
____________________________________
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last closing price of the shares of the registrant’s Class A Common Stock on The New York Stock Exchange, was $25.4 million.

As of May 16, 2025, there were 11,059,266 shares of the registrant’s Class A Common Stock issued and outstanding, and 14 shares of the registrant’s Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders, which was filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, are incorporated herein by reference in Part III.

EXPLANATORY NOTE

Finance of America Companies Inc. (“we,” “us,” “our,” “FOA,” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K/A (“Form 10-K/A” or the “Amended 2024 Annual Report”) to amend and restate certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”) on March 14, 2025 (the “Original 2024 Annual Report”).
Background
As described in the Company’s Current Report on Form 8-K, dated May 14, 2025, in connection with the preparation of the unaudited condensed consolidated financial statements and related disclosures for the quarter ended March 31, 2025, errors were identified in the classification and presentation of amounts associated with certain nonrecourse securitization transactions in the Company’s Consolidated Statements of Cash Flows and the related disclosures within the Notes to Consolidated Financial Statements included in the Original 2024 Annual Report.
As part of the Company’s normal course of business, the Company securitizes its non-agency mortgage loans into nonrecourse debt obligations. As such, the Company records nonrecourse debt on the Consolidated Statements of Financial Condition, which represents the outstanding bonds from the Company’s securitizations.
The Company’s securitizations are generally callable at or following the optional redemption date defined in each related indenture agreement. As part of the Company’s normal course of business, the Company has historically exercised its optional redemption rights with respect to certain securitization transactions in conjunction with a new securitization (the transactions, collectively, the “Call and Reissue Transactions”). For the year ended December 31, 2024, the Company incorrectly reported the cash flows related to these Call and Reissue Transactions on a net basis within the Consolidated Statements of Cash Flows rather than on a gross basis.
Additionally, the Company identified certain cash activity associated with the Company’s nonrecourse securitization transactions that was incorrectly classified between Net cash provided by investing activities and Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.
Refer to Note 1 - Organization and Description of Business in the Notes to Consolidated Financial Statements in this Form 10-K/A for additional information.
Items Amended in this Filing
This Amended 2024 Annual Report presents the Original 2024 Annual Report, amended and restated in its entirety, for the convenience of the reader, with modifications to the following items to reflect the foregoing restatement:
•Cover Page
•Part I, Item 1A. Risk Factors (and Summary of Risk Factors)
•Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8. Financial Statements and Supplementary Data
•Part II, Item 9A. Controls and Procedures
•Part III, Item 11. Executive Compensation
•Part IV, Item 15. Exhibits and Financial Statement Schedules (including an updated Report of Independent Registered Public Accounting Firm)
The exhibit list included in Part IV, Item 15. Exhibits and Financial Statement Schedules herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1, and 32.2, as well as an updated Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23.1.
Additionally, revisions to the cover page and Part III reflect the filing of the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders on March 27, 2025, subsequent to the filing of the Original 2024 Annual Report, and relevant portions of the definitive Proxy Statement are incorporated herein by reference as contemplated by the Original 2024 Annual Report.
Except as described above and in Note 1 - Organization and Description of Business in the Notes to Consolidated Financial Statements in this Form 10-K/A, this Amended 2024 Annual Report does not amend, update, or change any other items or disclosures in the Original 2024 Annual Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended 2024 Annual Report speaks only as of the date the

Original 2024 Annual Report was filed, and we have not undertaken herein to amend, supplement, or update any information contained in the Original 2024 Annual Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original 2024 Annual Report have not been revised to reflect events, results, or developments that occurred or facts that became known to us after the date of the Original 2024 Annual Report. Accordingly, this Amended 2024 Annual Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 2024 Annual Report.
Subsequent to the filing of this Form 10-K/A, the Company will file amendments to its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2024 and June 30, 2024, which will include unaudited condensed consolidated financial statements for the periods covered by such reports, to revise for the restatement described in this Form 10-K/A.
Internal Control Considerations
As a result of the information described above, the Company’s management has identified a material weakness in the Company’s internal control over financial reporting and concluded that its internal control over financial reporting and disclosure controls and procedures were ineffective for the year ended December 31, 2024. Refer to Part II, Item 9A. Controls and Procedures for further information.

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
•our ability to remediate the material weakness in the Company’s internal control over financial reporting that has been identified by our management and to otherwise maintain an effective system of internal controls over financial reporting; and
•our “controlled company” status under the NYSE rules, which exempts us from certain corporate governance requirements and affords stockholders fewer protections.

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

Our business is becoming increasingly reliant on technology investments and the returns on these investments are not always predictable. We are currently making, and will continue to make, significant technology investments to support our service offerings and to implement improvements to our customer-facing and mortgage broker-facing technology and information processes in order to more efficiently operate our business, improve the experience of our customers and mortgage broker partners, and ultimately remain competitive and relevant to our customers and mortgage broker partners. For example, we are working to build a digital channel that will supplement our existing lines of business and leverage automated digital tools to improve efficiency and the overall ease of transacting. We are similarly engaging in efforts to refine the systems used by our mortgage broker partners to improve the efficiency and ease of originations via our TPO channel. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. Selecting the wrong technology, failing to adequately support development and implementation, or failing to adequately oversee third-

party service providers could result in damage to our competitive position and adversely impact our business, financial condition, and results of operations.

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

In order to develop, maintain, and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related and audit-related costs and significant management oversight. Our internal controls, including any new controls that we develop, may become inadequate because of changes in conditions in our business. Weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to maintain effective disclosure controls and internal controls over financial reporting could have a material and adverse effect on our business, results of operations, and financial condition and could cause a decline in the trading price of our securities. See “—Risks related to Ownership of our Class A Common Stock—The Company incurs significant expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition, and results of operations,” “—Risks related to Ownership of our Class A Common Stock—The Company may not be able to effectively continue to implement and maintain controls and procedures required by the Sarbanes-Oxley Act that are applicable to us,” “—Risks related to Ownership of our Class A Common Stock—Our management has identified a material weakness in the Company’s internal control over financial reporting and concluded that its internal control over financial reporting and disclosure controls and procedures were ineffective for the year ended December 31, 2024. If we are unable to effectively remediate such material weakness, experience other material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case, our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our securities may decline,” and “—Risks related to Ownership of our Class A Common Stock—Our restatement of prior consolidated financial statements will result in increased costs and may adversely impact investor confidence and the price of our securities.”

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

Our management has identified a material weakness in the Company’s internal control over financial reporting and concluded that its internal control over financial reporting and disclosure controls and procedures were ineffective for the year ended December 31, 2024. If we are unable to effectively remediate such material weakness, experience other material weaknesses or deficiencies in the future, or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case, our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our securities may decline.

As discussed in further detail under the heading “Explanatory Note” and in Note 1 - Organization and Description of Business in the Notes to Consolidated Financial Statements in this Form 10-K/A, in May 2025, errors were identified in the classification and presentation of amounts associated with certain nonrecourse securitization transactions in the Company’s Consolidated Statements of Cash Flows and the related disclosures within the Notes to Consolidated Financial Statements for the year ended December 31, 2024, and quarterly unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2024, June 30, 2024, and March 31, 2024. Due to the material errors in the classification and presentation of the Company’s Consolidated Statements of Cash Flows and the related disclosures within the Notes to Consolidated Financial Statements, management concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described in further detail in Part II, Item 9A. Controls and Procedures herein, management has developed a plan to remediate the material weakness and will continually assess the effectiveness of the remediation efforts and modify or supplement the remediation plan as necessary. However, if we are unable to remediate such material weakness, or any new material weaknesses are identified in the future, we could be limited in our ability to prevent or detect a misstatement of our accounts or disclosures, which could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and the price of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Our restatement of prior consolidated financial statements will result in increased costs and may adversely impact investor confidence and the price of our securities.

As discussed in further detail under the heading “Explanatory Note” and in Note 1 - Organization and Description of Business in the Notes to Consolidated Financial Statements in this Form 10-K/A, in May 2025, errors were identified in the classification and presentation of amounts associated with certain nonrecourse securitization transactions in the Company’s Consolidated Statements of Cash Flows and the related disclosures within the Notes to Consolidated Financial Statements for the year ended December 31, 2024, and quarterly unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2024, June 30, 2024, and March 31, 2024. As a result, we are restating our previously issued consolidated financial statements and related notes for the year ended December 31, 2024. Subsequent to the filing of this Form 10-K/A, the Company will file amendments to its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2024 and June 30, 2024, which will include unaudited condensed consolidated financial statements for the periods covered by such reports, to revise for the restatement described in this Form 10-K/A. As a result, we have become subject to increased accounting and legal fees. Additionally, these restatements may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes and ultimately adversely impact the price of our securities.

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
Restatement of Previously Issued Financial Statements
As previously discussed under the heading “Explanatory Note,” we are restating our previously issued consolidated financial statements and related notes for the year ended December 31, 2024. Refer to Note 1 - Organization and Description of Business in the Notes to Consolidated Financial Statements in this Amended 2024 Annual Report for additional information.
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” does not substantively amend, update, or change any disclosures or analysis contained in the Original 2024 Annual Report, and accordingly, does not reflect any information or events occurring after March 14, 2025, the filing date of the Original 2024 Annual Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein. The Liquidity and Capital Resources section within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated to reflect the restatement.

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
Cash Flows
The following table presents amounts from our Consolidated Statements of Cash Flows (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
	(As Restated)
Net cash provided by (used in):
Operating activities	$(423,815)	$(71,568)
Investing activities	340,912	158,137
Financing activities	160,097	(139,228)
Effect of exchange rate changes on cash and cash equivalents	(27)	24
Net increase (decrease) in cash and cash equivalents and restricted cash(1)	$77,167	$(52,635)
Net increase (decrease) in cash and cash equivalents	$901	$(50,879)
Net increase (decrease) in restricted cash	76,266	(1,756)
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
Investing Cash Flow (As Restated)
The increase of $182.8 million in cash provided by our investing activities during the year ended December 31, 2024 compared to the 2023 period was primarily attributable to a $511.6 million decrease in cash used for purchases and originations of loans held for investment, net of proceeds/payments, and a $140.9 million cash outlay for the AAG Transaction in the 2023 period. This was partially offset by a decrease of $326.4 million in proceeds/payments on loans held for investment, subject to nonrecourse debt, net of cash used for purchases and originations, a decrease of $80.1 million in proceeds on the sale of MSR, and a decrease in net proceeds from the sale of businesses of $68.2 million.
Financing Cash Flow (As Restated)
The increase of $299.3 million in cash provided by our financing activities during the year ended December 31, 2024 compared to the 2023 period was primarily driven by a $516.7 million increase in proceeds on other financing lines of credit, net of payments, and a $273.8 million increase in proceeds from issuance of nonrecourse debt, net of payments. This was partially offset by a $467.0 million increase in payments on HMBS related obligations, net of proceeds.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Finance of America Companies Inc.
Plano, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Finance of America Companies Inc. (the “Company”) as of December 31, 2024 (restated) and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 (restated) and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Restatement to Correct 2024 Misstatements
As discussed in Note 1 to the consolidated financial statements, the 2024 financial statements have been restated to correct misstatements.
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
March 14, 2025, except for Note 1, as to which the date is May 20, 2025

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

	December 31, 2024	December 31, 2023
ASSETS
Restricted cash	$248,905	$168,010
Loans held for investment, subject to nonrecourse debt, at fair value	8,904,303	7,881,566
Loans held for investment, at fair value	168,641	—
Other assets, net	53,400	68,178
TOTAL ASSETS	$9,375,249	$8,117,754

LIABILITIES
Nonrecourse debt, at fair value	$8,588,301	$7,531,412
Other financing lines of credit	136,157	—
Payables and other liabilities	1,277	546
TOTAL LIABILITIES	$8,725,735	$7,531,958

NET CARRYING VALUE OF ASSETS IN VIEs	$649,514	$585,796

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Operations (in thousands, except share data)

	For the year ended December 31, 2024	For the year ended December 31, 2023
PORTFOLIO INTEREST INCOME
Interest income	$1,905,214	$1,628,877
Interest expense	(1,637,286)	(1,360,998)
NET PORTFOLIO INTEREST INCOME	267,928	267,879

OTHER INCOME (EXPENSE)
Net origination gains	179,837	121,646
Gain on securitization of home equity conversion mortgage (“HECM”) tails, net	45,535	25,583
Fair value changes from model amortization	(201,101)	(228,391)
Fair value changes from market inputs or model assumptions	55,924	58,696
Net fair value changes on loans and related obligations	80,195	(22,466)
Fee income	29,244	43,450
Gain (loss) on sale and other income from loans held for sale, net	302	(24,994)
Non-funding interest expense, net	(39,498)	(29,619)
NET OTHER INCOME (EXPENSE)	70,243	(33,629)

TOTAL REVENUES	338,171	234,250

EXPENSES
Salaries, benefits, and related expenses	138,360	178,319
Loan production and portfolio related expenses	36,205	26,490
Loan servicing expenses	31,323	30,729
Marketing and advertising expenses	39,429	31,896
Depreciation and amortization	38,947	42,369
General and administrative expenses	59,462	82,204
TOTAL EXPENSES	343,726	392,007
IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS	(891)	(9,296)
GAIN ON EXTINGUISHMENT OF DEBT	56,193	—
OTHER, NET	(6,931)	211
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	42,816	(166,842)
Provision (benefit) for income taxes from continuing operations	2,398	(593)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	40,418	(166,249)
NET LOSS FROM DISCONTINUED OPERATIONS	(4,727)	(51,909)
NET INCOME (LOSS)	35,691	(218,158)
Net income (loss) from continuing operations attributable to noncontrolling interest	22,922	(104,962)
Net loss from discontinued operations attributable to noncontrolling interest	(2,719)	(33,108)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	17,496	(61,287)
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(2,008)	(18,801)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$15,488	$(80,088)

Finance of America Companies Inc. Consolidated Statements of Operations (in thousands, except share data)

	For the year ended December 31, 2024	For the year ended December 31, 2023
EARNINGS (LOSS) PER SHARE (Note 29)
Basic weighted average shares outstanding	9,850,903	8,197,753
Basic earnings (loss) per share from continuing operations	$1.78	$(7.48)
Basic earnings (loss) per share	$1.57	$(9.77)
Diluted weighted average shares outstanding	23,406,233	8,197,753
Diluted earnings (loss) per share from continuing operations	$1.36	$(7.48)
Diluted earnings (loss) per share	$1.18	$(9.77)

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Comprehensive Income (Loss) (in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023
NET INCOME (LOSS)	$35,691	$(218,158)
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	(27)	24
TOTAL COMPREHENSIVE INCOME (LOSS)	35,664	(218,134)
Less: Comprehensive income (loss) attributable to noncontrolling interest	20,187	(138,055)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$15,477	$(80,079)

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Equity (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2022	6,342,335	$1	14	$—	$888,493	$(634,295)	$(273)	12,445,330	$150,915	$404,841
Net loss	—	—	—	—	—	(80,088)	—	—	(138,070)	(218,158)
Equity-based compensation, net (Note 20 - Equity-Based Compensation)	—	—	—	—	24,667	—	—	—	—	24,667
Conversion of LLC Units for Class A Common Stock (Note 30 - Equity)	835,911	—	—	—	2,076	—	—	(835,911)	(2,076)	—
Settlement of long-term incentive plan (“LTIP”) restricted stock units (“RSUs”), net (Note 30 - Equity)	281,637	—	—	—	3,928	—	—	(281,637)	(3,841)	87
Settlement of other RSUs	169,517	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 30 - Equity)	(169,238)	—	—	—	(2,226)	—	—	—	—	(2,226)
Issuance of shares (Note 27 - Related Party Transactions)	2,173,912	—	—	—	30,000	—	—	—	—	30,000
Issuance of units (Note 3 - Acquisitions and Note 30 - Equity)	—	—	1	—	—	—	—	1,969,299	33,172	33,172
Foreign currency translation adjustment	—	—	—	—	—	—	24	—	—	24
Balance at December 31, 2023	9,634,074	$1	15	$—	$946,938	$(714,383)	$(249)	13,297,081	$40,100	$272,407

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Equity (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2023	9,634,074	$1	15	$—	$946,938	$(714,383)	$(249)	13,297,081	$40,100	$272,407
Net income	—	—	—	—	—	15,488	—	—	20,203	35,691
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(100)	(100)
Equity-based compensation, net (Note 20 - Equity-Based Compensation)	—	—	—	—	8,418	—	—	—	394	8,812
Conversion of LLC Units for Class A Common Stock (Note 30 - Equity)	205	—	—	—	—	—	—	(205)	—	—
Settlement of LTIP RSUs, net (Note 30 - Equity)	110,949	—	—	—	232	—	—	(110,949)	(232)	—
Settlement of other RSUs (Note 20 - Equity-Based Compensation)	330,314	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 30 - Equity)	(141,093)	—	—	—	(1,119)	—	—	—	—	(1,119)
Issuance of units (Note 3 - Acquisitions and Note 30 - Equity)	—	—	—	—	—	—	—	705,841	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(27)	—	—	(27)
Balance at December 31, 2024	9,934,449	$1	15	$—	$954,469	$(698,895)	$(276)	13,891,768	$60,365	$315,664

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Cash Flows (in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023
	(As Restated)
Operating Activities(1)
Net income (loss)	$35,691	$(218,158)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on sale and other income from loans held for sale, net	(302)	27,216
Unrealized fair value changes on loans, related obligations, and derivatives	(408,754)	(307,152)
Change in fair value of mortgage servicing rights (“MSR”)	920	3,067
Depreciation and amortization	38,947	47,545
Impairment of intangibles and other assets	891	13,751
Deferred income taxes	(2,411)	678
Change in fair value of deferred purchase price liabilities	7,966	552
Loss on investments	—	16,845
Equity-based compensation	8,812	24,667
Originations/purchases of loans held for sale	(9,877)	(211,485)
Proceeds from sale of loans held for sale	10,971	530,529
Gain on extinguishment of debt	(56,193)	—
Changes in operating assets and liabilities:
Other assets, net	33,437	33,759
Payables and accrued expenses	(92,563)	(31,825)
Other operating activities, net	8,650	(1,557)
Net cash used in operating activities	(423,815)	(71,568)

Investing Activities(1)
Purchases and originations of loans held for investment	(2,870,747)	(3,053,899)
Proceeds/payments received on loans held for investment	2,256,238	1,927,773
Purchases and originations of loans held for investment, subject to nonrecourse debt	(41,134)	(76,031)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	988,337	1,349,682
Proceeds on sale of MSR	5,516	85,628
Acquisition of American Advisors Group net assets	—	(140,854)
Proceeds from sale of businesses (net of cash transferred)	3,000	71,166
Other investing activities, net	(298)	(5,328)
Net cash provided by investing activities	340,912	158,137

Financing Activities(1)
Proceeds from issuance of HMBS related obligations	2,003,170	2,140,795
Payments on HMBS related obligations	(2,253,476)	(1,924,130)
Proceeds from issuance of nonrecourse debt	3,177,025	1,728,914
Payments on nonrecourse debt	(2,771,862)	(1,597,531)
Proceeds from other financing lines of credit	5,832,530	4,592,432
Payments on other financing lines of credit	(5,842,762)	(5,119,322)
Changes in notes payable	25,825	12,340
Issuance of Class A Common Stock	—	30,000
Other financing activities, net	(10,353)	(2,726)
Net cash provided by (used in) financing activities	160,097	(139,228)

Finance of America Companies Inc. Consolidated Statements of Cash Flows (in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023
	(As Restated)
Effect of exchange rate changes on cash and cash equivalents	(27)	24
Net increase (decrease) in cash and cash equivalents and restricted cash	77,167	(52,635)
Cash and cash equivalents and restricted cash, beginning of period(1)	224,801	277,436
Cash and cash equivalents and restricted cash, end of period(1)	$301,968	$224,801

Cash and cash equivalents	$47,383	$46,482
Restricted cash	254,585	178,319
Total cash and cash equivalents and restricted cash, end of period(1)	$301,968	$224,801

Supplementary Cash Flows Information
Cash paid for interest	$432,937	$308,381
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	5,424	4,732
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
Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended December 31, 2024, errors were identified in the classification and presentation of amounts associated with certain nonrecourse securitization transactions in the Company’s Consolidated Statements of Cash Flows and the related disclosures within Note 5 - Variable Interest Entities and Securitizations and Note 6 - Fair Value.
As part of the Company’s normal course of business, the Company securitizes its non-agency mortgage loans into nonrecourse debt obligations. As such, the Company records nonrecourse debt on the Consolidated Statements of Financial Condition, which represents the outstanding bonds from the Company’s securitizations.
The Company’s securitizations are generally callable at or following the optional redemption date defined in each related indenture agreement. As part of the Company’s normal course of business, the Company has historically exercised its optional redemption rights with respect to certain securitization transactions in conjunction with a new securitization (the transactions, collectively, the “Call and Reissue Transactions”). For the year ended December 31, 2024, the Company incorrectly reported the cash flows related to these Call and Reissue Transactions on a net basis within the Consolidated Statements of Cash Flows rather than on a gross basis.
Additionally, the Company identified certain amounts associated with the Company’s nonrecourse securitization transactions that were misstated in Net cash provided by investing activities and in Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.
The errors described above also impacted the related disclosures within Note 5 - Variable Interest Entities and Securitizations and Note 6 - Fair Value.
The following tables present the effect of the restatement on the Company’s Consolidated Statements of Cash Flows and the related disclosures within Note 5 - Variable Interest Entities and Securitizations and Note 6 - Fair Value.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Consolidated Statements of Cash Flows
The following table presents the effect of the restatement on the Company’s previously reported Consolidated Statements of Cash Flows for the year ended December 31, 2024 (in thousands):

	For the year ended December 31, 2024
	As Previously Reported	Adjustments	As Restated
Investing Activities
Purchases and originations of loans held for investment	$(2,894,673)	$23,926	$(2,870,747)
Proceeds/payments received on loans held for investment	2,120,036	136,202	2,256,238
Proceeds/payments on loans held for investment, subject to nonrecourse debt	922,355	65,982	988,337
Net cash provided by investing activities	114,802	226,110	340,912

Financing Activities
Proceeds from issuance of nonrecourse debt	1,462,646	1,714,379	3,177,025
Payments on nonrecourse debt	(831,373)	(1,940,489)	(2,771,862)
Net cash provided by financing activities	386,207	(226,110)	160,097
Variable Interest Entities and Securitizations
The following table presents the effect of the restatement on the Company’s previously reported amount of outstanding principal balances paid off as part of our redemptions of securitized notes within Note 5 - Variable Interest Entities and Securitizations for the year ended December 31, 2024 (in billions):

Year ended December 31, 2024	As Previously Reported	Adjustments	As Restated
Outstanding principal balance	$1.9	$(0.1)	$1.8
Fair Value
The following tables present the effect of the restatement on the Company’s previously reported Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs within Note 6 - Fair Value for the year ended December 31, 2024 (in thousands):

	Loans held for investment			Loans held for investment, subject to nonrecourse debt
Year ended December 31, 2024	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total gain included in earnings	$1,592,998	$160,128	$1,753,126	$573,140	$65,982	$639,122
Purchases and additions	2,894,673	(23,926)	2,870,747	41,134	—	41,134
Sales and settlements	(2,120,036)	(136,202)	(2,256,238)	(922,355)	(65,982)	(988,337)

	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability
Year ended December 31, 2024	As Previously Reported	Adjustments	As Restated
Total loss included in earnings	$(428,840)	$(226,110)	$(654,950)
Purchases and additions	(1,462,646)	(1,714,379)	(3,177,025)
Settlements	817,973	1,940,489	2,758,462

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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
Defined Contribution Plan
The Company sponsors a qualified defined contribution plan and matches certain employee contributions on a discretionary basis. The Company’s expenses for matching contributions to the defined contribution plan related to continuing operations were $2.1 million and $2.5 million for the years ended December 31, 2024 and 2023, respectively. These expenses are included in Salaries, benefits, and related expenses in the Consolidated Statements of Operations.

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
Seller Earnout
Certain equity owners of FOA Equity are entitled to receive an earnout exchangeable for Class A Common Stock if, at any time through April 1, 2027, the volume-weighted average price (the “VWAP”) of Class A Common Stock with respect to a trading day is greater than or equal to $125 for any 20 trading days within a consecutive 30-trading-day period (“First Earnout Achievement Date”), 50% of the earnout units (in conjunction with the Sponsor Earnout below, the “Earnout Securities”) will be issued; and if, at any time through April 1, 2027, the VWAP is greater than or equal to $150 for any 20 trading days within a consecutive 30-trading-day period (“Second Earnout Achievement Date”), the remaining 50% of the Earnout Securities will be issued.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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
During the year ended December 31, 2024, the Company redeemed outstanding securitized notes related to certain non-agency reverse loan and HECM buyout securitizations. As part of the redemptions, the Company paid off notes with outstanding principal balances of $1.8 billion (as restated). The notes were paid off at par.
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
Level 3
TRA obligation	The fair value is derived through the use of a DCF model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3

	December 31, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
WAL (in years)	NM	3.0	NM	3.4
CPR	NM	21.6%	NM	20.1%
Loss frequency	NM	4.4%	NM	4.5%
Loss severity	3.4% - 15.9%	3.5%	3.4% - 12.9%	3.5%
Discount rate	NM	5.3%	NM	5.0%
Average draw rate	NM	1.1%	NM	1.1%
Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	10.1	NM	9.7
LTV	0.0% - 98.0%	47.2%	0.0% - 79.6%	45.9%
CPR	NM	14.8%	NM	14.7%
Loss severity	NM	10.0%	NM	10.0%
HPA	(5.6)% - 8.3%	3.6%	(9.8)% - 7.6%	3.3%
Discount rate	NM	7.0%	NM	6.9%
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.1	NM	7.4
CPR	NM	15.1%	NM	15.1%
Loss severity	3.4% - 15.9%	4.7%	3.4% - 12.8%	6.9%
Discount rate	NM	8.0%	NM	8.2%
HECM buyouts - securitized (nonperforming)
WAL (in years)	NM	1.5	NM	1.6
CPR	NM	40.0%	NM	39.8%
Loss frequency	23.1% - 100.0%	45.6%	23.1% - 100.0%	51.0%
Loss severity	3.4% - 15.9%	5.2%	3.4% - 12.8%	6.4%
Discount rate	NM	8.0%	NM	8.6%

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	December 31, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Commercial mortgage loans - securitized
SMM	NM	8.2%	NM	10.7%
Discount rate	NM	20.7%	NM	16.5%
Loss rate	NM	7.5%	NM	1.0%
Loans held for investment:
Non-agency reverse mortgage loans
WAL (in years)	NM	10.5	NM	12.1
LTV	5.9% - 70.6%	35.1%	3.9% - 53.8%	33.8%
CPR	NM	16.2%	NM	14.4%
Loss severity	NM	10.0%	NM	10.0%
HPA	(5.6)% - 8.3%	3.5%	(9.8)% - 7.6%	3.1%
Discount rate	NM	7.1%	NM	6.9%
HECM buyouts (nonperforming)
WAL (in years)	NM	1.5	NM	1.5
CPR	NM	43.8%	NM	41.5%
Loss frequency	NM	47.9%	NM	48.2%
Loss severity	3.4% - 15.9%	10.5%	3.4% - 12.8%	5.1%
Discount rate	NM	8.0%	NM	8.6%
Commercial mortgage loans
SMM	NM	NM	NM	73.6%
CDR	NM	NM	NM	25.6%
Discount rate	NM	NM	9.6% - 20.0%	13.2%
Other assets:
Retained bonds
WAL (in years)	NM	3.5	2.3 - 23.4	4.9
Discount rate	(1.3)% - 15.3%	7.3%	(31.2)% - 12.3%	6.7%

Liabilities
HMBS related obligations
WAL (in years)	NM	3.8	NM	4.1
CPR	NM	24.8%	NM	23.8%
Discount rate	NM	5.2%	NM	5.0%
Nonrecourse debt:
Reverse mortgage loans:
Securitized non-agency reverse
WAL (in years)	0.1 - 10.9	3.7	0.8 - 11.2	4.5
CPR	NM	17.3%	10.6% - 22.3%	14.7%
Discount rate	NM	6.7%	NM	7.0%
Performing/Nonperforming HECM securitizations
WAL (in years)	NM	1.0	NM	0.9
CPR	NM	18.6%	21.5% - 22.3%	21.9%
Discount rate	NM	7.5%	NM	10.0%

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	December 31, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Nonrecourse commercial loan financing liability
Weighted average SMM	NM	65.4%	NM	33.3%
Discount rate	NM	8.6%	NM	9.1%
Deferred purchase price liabilities
TRA obligation
Discount rate	NM	28.1%	NM	33.0%

Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$18,669,962	$—	$—	$18,669,962
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	9,268,866	—	—	9,268,866
Commercial mortgage loans	19,537	—	—	19,537
Loans held for investment:
Reverse mortgage loans	519,948	—	—	519,948
Commercial mortgage loans	155	—	—	155
Other assets:
Retained bonds	40,407	—	—	40,407
Loans held for sale - residential mortgage loans	3,454	—	3,454	—
Total assets	$28,522,329	$—	$3,454	$28,518,875

Liabilities
HMBS related obligations	$18,444,370	$—	$—	$18,444,370
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	8,950,445	—	—	8,950,445
Nonrecourse commercial loan financing liability	3,623	—	—	3,623
Deferred purchase price liabilities:
Deferred purchase price liabilities	13,370	—	—	13,370
TRA obligation	3,314	—	—	3,314
Total liabilities	$27,415,122	$—	$—	$27,415,122

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$17,548,763	$—	$—	$17,548,763
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,138,403	—	—	8,138,403
Commercial mortgage loans	133,990	—	—	133,990
Loans held for investment:
Reverse mortgage loans	574,271	—	—	574,271
Commercial mortgage loans	957	—	—	957
Other assets:
Retained bonds	44,297	—	—	44,297
Loans held for sale - residential mortgage loans	4,246	—	4,246	—
MSR	6,436	—	—	6,436
Loan purchase commitments	630	—	630	—
Total assets	$26,451,993	$—	$4,876	$26,447,117

Liabilities
HMBS related obligations	$17,353,720	$—	$—	$17,353,720
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,876,932	—	—	7,876,932
Nonrecourse commercial loan financing liability	27,268	—	—	27,268
Deferred purchase price liabilities:
Deferred purchase price liabilities	4,318	—	—	4,318
TRA obligation	4,537	—	—	4,537
Warrant liability	1,150	1,150	—	—
Total liabilities	$25,267,925	$1,150	$—	$25,266,775

Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Assets
Year ended December 31, 2024	Loans held for investment	Loans held for investment, subject to nonrecourse debt	MSR	Retained bonds
	(As Restated)	(As Restated)
Beginning balance	$18,123,991	$8,272,393	$6,436	$44,297
Total gain (loss) included in earnings	1,753,126	639,122	(920)	(684)
Purchases, settlements, and transfers:
Purchases and additions	2,870,747	41,134	—	—
Sales and settlements	(2,256,238)	(988,337)	(5,516)	(3,206)
Transfers in (out) between categories	(1,301,561)	1,324,091	—	—
Ending balance	$19,190,065	$9,288,403	$—	$40,407

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	Liabilities
Year ended December 31, 2024	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation
		(As Restated)
Beginning balance	$(17,353,720)	$(7,876,932)	$(27,268)	$(4,318)	$(4,537)
Total gain (loss) included in earnings	(1,340,956)	(654,950)	10,245	(9,189)	1,223
Purchases, settlements, and transfers:
Purchases and additions	(2,003,170)	(3,177,025)	—	—	—
Settlements	2,253,476	2,758,462	13,400	137	—
Ending balance	$(18,444,370)	$(8,950,445)	$(3,623)	$(13,370)	$(3,314)

	Assets
Year ended December 31, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Purchase commitments
Beginning balance	$12,022,098	$7,454,638	$161,861	$95,096	$46,439	$9,356
Total gain (loss) included in earnings	1,003,208	506,993	(2,253)	(2,582)	847	—
Purchases, settlements, and transfers:
Purchases and additions	8,640,881	76,031	40,468	405	—	—
Sales and settlements	(1,927,773)	(1,349,682)	(218,238)	(86,483)	(2,989)	(9,356)
Transfers in (out) between categories	(1,614,423)	1,584,413	18,162	—	—	—
Ending balance	$18,123,991	$8,272,393	$—	$6,436	$44,297	$—

	Liabilities
Year ended December 31, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(10,996,755)	$(7,175,857)	$(106,758)	$(60,562)	$(137)	$(3,781)
Total gain (loss) included in earnings	(785,928)	(431,248)	860	748	69	(756)
Purchases, settlements, and transfers:
Purchases and additions	(7,495,167)	(1,701,349)	(27,565)	—	(4,385)	—
Settlements	1,924,130	1,431,522	106,195	59,814	135	—
Ending balance	$(17,353,720)	$(7,876,932)	$(27,268)	$—	$(4,318)	$(4,537)

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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all of our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Evaluation of Disclosure Controls and Procedures
At the time of filing of the Original 2024 Annual Report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024. Subsequent to that evaluation, in connection with the restatement described in this Form 10-K/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Amended 2024 Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to the material weakness described below.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Although at the time of its initial assessment, in connection with the Original 2024 Form 10-K, management concluded that our internal control over financial reporting was effective as of December 31, 2024, based on management’s re-assessment after discovering the material weakness, described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024 because the control over the preparation and review of the consolidated cash flow statements did not operate effectively in order to prevent or detect the material errors in the classification and presentation of cash flow activities with respect to nonrecourse securitization transactions.

Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.
In May 2025, errors were identified in the classification and presentation of amounts associated with certain nonrecourse securitization transactions in the Company’s Consolidated Statements of Cash Flows and the related disclosures within the Notes to Consolidated Financial Statements for the year ended December 31, 2024, and quarterly unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2024, June 30, 2024, and March 31, 2024. Due to the material errors in the classification and presentation of the Company’s Consolidated Statements of Cash Flows and the related disclosures within the Notes to Consolidated Financial Statements, management concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2024.
Notwithstanding this material weakness, based on the additional analysis and other post-closing procedures performed, the Company believes the audited consolidated financial statements and other financial information included in this Amended 2024 Annual Report, are fairly presented, in all material respects, in conformity with GAAP.
Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting
In response to the material weakness identified in “Management’s Report on Internal Control Over Financial Reporting,” we developed a plan to remediate the material weakness which includes the following activities:
a.Enhance control documentation to strengthen the control operating effectiveness and execution consistency of the control over cash flow statement presentation related to nonrecourse debt securitization transactions.
b.Enhance understanding of requirements of ASC 230, Cash Flows, through additional training of accounting and financial reporting personnel responsible for preparing and reviewing the consolidated statement of cash flows.
Management is committed to remediating the material weakness in a timely fashion. Given the steps outlined above, management believes such efforts will effectively remediate the material weakness, however, these actions are subject to ongoing management evaluation, and the Company will need a period of execution to demonstrate remediation. Management will continually assess the effectiveness of the remediation efforts and may determine to take additional measures to address control deficiencies or modify the remediation plan described above. The Company is committed to the continuous improvement of its internal control over financial reporting and will continue to diligently review its internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting given that the circumstances that led to the restatement described herein had not yet been identified and the associated remedial efforts were not yet implemented.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The Company has adopted an insider trading compliance policy that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, as well as the Company itself. Refer to Exhibit 19.1 in the Original 2024 Form 10-K for our insider trading compliance policy.
The remaining information required by Item 10 is included in our Definitive Proxy Statement for the 2025 Annual Stockholder Meeting (the “2025 Proxy Statement”), which was filed on March 27, 2025, within 120 days of the end of our 2024 fiscal year and is incorporated herein by reference.

Item 11. Executive Compensation
As a result of the restatement of our previously issued audited consolidated financial statements as of and for the year ended December 31, 2024, as described in this Form 10-K/A, the Company conducted a recovery analysis for the relevant period, as contemplated by Rule 10D-1 under the Exchange Act, New York Stock Exchange Listing Standards, and in accordance with the Company’s Incentive Compensation Clawback Policy. Based on this analysis, the Company’s compensation committee concluded that no recovery of incentive-based compensation was required as a result of the restatement because no incentive-based compensation was awarded or would have been received by any person subject to such clawback policy based on the items covered by the restatement during the relevant recovery period, and thus, there was no erroneously awarded compensation.
The remainder of the information required by Item 11 is incorporated by reference to the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to the 2025 Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Annual Report on Form 10-K/A:
(1) Financial Statements - our consolidated financial statements are included in Part II, Item 8.
(2) Financial Statement Schedules - all financial statement schedules have been omitted because they are not applicable, not material, or because the information required is already included in the consolidated financial statements or the notes thereto.
(3) Exhibits - the exhibits listed below are filed as part of this Annual Report on Form 10-K/A or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp., Finance of America Equity Capital LLC, Finance of America Companies Inc., RPLY Merger Sub LLC, RPLY BLKR Merger Sub LLC, Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., Blackstone Tactical Opportunities Associates – NQ L.L.C., the Sellers identified therein, and the Seller Representatives identified therein.	8-K	2.1	4/7/2021
2.2	Letter Agreement, dated April 1, 2021, by and among the Seller Representatives identified therein and Replay Acquisition Corp.	8-K	2.2	4/7/2021
2.3	Letter Agreement, dated April 5, 2021, by and among the Seller Representatives identified therein, Replay Acquisition LLC, and Finance of America Equity Capital LLC.	8-K	2.3	4/7/2021
2.4	Letter Agreement, dated March 31, 2021, by and among Libman Family Holdings, LLC, The Mortgage Opportunity Group LLC, BTO Urban Holdings L.L.C., BTO Urban Holdings II L.P., and Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P.	8-K	2.4	4/7/2021
3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.2	4/7/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.1	7/26/2024
3.3	Amended and Restated Bylaws of Finance of America Companies Inc.	8-K	3.3	4/7/2021
4.1	Specimen Warrant Certificate (included in Exhibit 4.2).	8-K	4.1	4/7/2021
4.2	Assignment, Assumption and Amendment Agreement, dated as of April 1, 2021, by and among Replay Acquisition Corp., Finance of America Companies Inc., and Continental Stock Transfer & Trust Company.	8-K	4.2	4/7/2021
4.3	Warrant Agreement, dated as of April 3, 2019, between Continental Stock Transfer & Trust Company and Replay Acquisition Corp.	8-K	4.3	4/7/2021

4.4	Description of Capital Stock	10-K	4.4	3/14/2025
4.5	Indenture, dated as of November 5, 2020, by and among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors from time to time party thereto, and U.S. Bank National Association, as trustee, relating to Finance of America Funding LLC’s 7.875% Senior Notes due 2025.	8-K	10.16	4/7/2021
4.6	Form of Note relating to Finance of America Funding LLC’s 7.875% Senior Notes due 2025 (included in Exhibit 4.5).	8-K	10.17	4/7/2021
4.7	First Supplemental Indenture, dated as of October 31, 2024, by and among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee, relating to Finance of America Funding LLC’s 7.875% Senior Notes due 2025.	8-K	4.1	11/4/2024
4.8	Indenture, dated as of October 31, 2024, by and among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors party thereto, Finance of America Companies Inc., and U.S. Bank Trust Company, National Association, as trustee and collateral trustee, relating to Finance of America Funding LLC’s 7.875% Senior Secured Notes due 2026.	8-K	4.2	11/4/2024
4.9	Form of Note Relating to Finance of America Funding LLC’s 7.875% Senior Secured Notes due 2026 (included in Exhibit 4.8).	10-K	4.9	3/14/2025
4.10	Indenture, dated as of October 31, 2024, by and among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors party thereto, Finance of America Companies Inc., and U.S. Bank Trust Company, National Association, as trustee and collateral trustee, relating to Finance of America Funding LLC’s 10.000% Exchangeable Senior Secured Notes due 2029.	8-K	4.3	11/4/2024
4.11	Form of Note Relating to Finance of America Funding LLC’s 10.000% Exchangeable Senior Secured Notes due 2029 (included in Exhibit 4.10).	10-K	4.11	3/14/2025
4.12	Registration Rights Agreement, dated as of October 31, 2024, by and among Finance of America Companies Inc., Finance of America Funding LLC, and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.4	11/4/2024
10.1	Amended and Restated Sponsor Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp., Finance of America Companies Inc., Finance of America Equity Capital LLC, Replay Sponsor, LLC, and the initial shareholders specified therein.	8-K	10.1	4/7/2021

10.2	Stockholders Agreement, dated as of April 1, 2021, by and among Finance of America Companies Inc. and certain pre-closing equityholders of Finance of America Equity Capital LLC specified therein.	8-K	10.2	4/7/2021
10.3	Registration Rights Agreement, dated as of April 1, 2021, by and among Finance of America Companies Inc. and the principal stockholders specified therein.	8-K	10.3	4/7/2021
10.4	Amended and Restated Limited Liability Company Agreement, dated as of April 1, 2021, of Finance of America Equity Capital LLC.	8-K	10.4	4/7/2021
10.5	Exchange Agreement, dated as of April 1, 2021, by and among Finance of America Companies Inc., Finance of America Equity Capital LLC, and the holders of Finance of America Equity Capital LLC Class A LLC Units specified therein.	8-K	10.5	4/7/2021
10.6	Tax Receivable Agreement, dated April 1, 2021, by and among Finance of America Companies Inc., the Blackstone Investors specified therein, and the other parties thereto.	8-K	10.6	4/7/2021
10.7	Tax Receivable Agreement, dated April 1, 2021, by and among Finance of America Companies Inc., the BL Investors specified therein, and the other parties thereto.	8-K	10.7	4/7/2021
10.8	Form of Subscription Agreement.	8-K	10.11	4/7/2021
10.9†	Amended and Restated UFG Holdings LLC Management Long-Term Incentive Plan.	8-K	10.8	4/7/2021
10.10†	Form of Indemnification Agreement.	8-K	10.9	4/7/2021
10.11†	Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	8-K	10.10	4/7/2021
10.11.1†	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	10-Q	10.11	8/16/2021
10.11.2†	Form of Executive Officer Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan	10-K	10.10.2	3/15/2022
10.11.3†	Form of Non-Employee Director Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	10-K	10.10.3	3/15/2022
10.11.4†	Salary Continuation Agreement, dated December 3, 2015, by and between UFG Holdings LLC and its subsidiaries and Jeremy Prahm.	8-K	10.13	4/7/2021
10.11.5†	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (Replacement RSUs) (included in Exhibit 10.9).	8-K	10.14	4/7/2021
10.11.6†	Form of Option Grant Notice and Option Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (Class A Common Stock).	10-K	10.11.6	3/14/2025
10.11.7†	Form of Option Grant Notice and Option Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (Class A LLC Units).	10-Q	10.1	11/8/2024

10.12†	First Amended Finance of America Companies Inc. Employee Stock Purchase Plan, dated August 15, 2022.	10-Q	10.2	11/9/2022
10.12.1†	Amendment No. 1 to the First Amended Finance of America Companies Inc. Employee Stock Purchase Plan, dated as of August 10, 2023.	S-8	4.4	8/18/2023
10.13	Asset Purchase Agreement, dated as of December 6, 2022, by and among Finance of America Reverse LLC, Finance of America Equity Capital LLC, Finance of America Companies Inc., American Advisors Group, and, for the limited purposes described therein, Reza Jahangiri.	10-K	10.16	3/16/2023
10.14	Stock Purchase Agreement, dated as of December 6, 2022, by and among Finance of America Companies Inc. and each of BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., and BTO Urban Holdings II L.P.	10-K	10.17	3/16/2023
10.15	Stock Purchase Agreement, dated as of December 6, 2022, by and between Finance of America Companies Inc. and Libman Family Holdings, LLC.	10-K	10.18	3/16/2023
10.16	Servicing Rights Purchase and Sale Agreement, dated as of December 6, 2022, by and between Finance of America Reverse LLC, as Purchaser, and American Advisors Group, as Seller.	10-K	10.19	3/16/2023
10.17	Loan Sale Agreement, dated as of December 6, 2022, by and between Finance of America Reverse LLC, as Purchaser, and American Advisors Group, as Seller.	10-K	10.20	3/16/2023
10.18	Amendment Agreement, dated as of March 31, 2023, by and among Finance of America Companies Inc., Finance of America Equity Capital LLC, Finance of America Reverse LLC, American Advisors Group and, for the limited purposes described therein, Reza Jahangiri.	8-K	2.6	4/3/2023
10.19	Equity Matters Agreement, dated as of March 31, 2023, by and among Finance of America Companies Inc., Finance of America Equity Capital LLC, and American Advisors Group.	8-K	10.1	4/3/2023
10.20	Pledge and Security Agreement, dated as of October 31, 2024, by and among Finance of America Funding LLC, U.S. Bank Trust Company, National Association, as collateral trustee, and the other grantors party thereto.	8-K	10.1	11/4/2024
19.1	Securities Trading Policy of Finance of America Companies Inc.	10-K	19.1	3/14/2025
21.1	Subsidiaries of the Registrant	10-K	21.1	3/14/2025
23.1	Consent of BDO USA, P.C.				X
31.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Incentive Compensation Clawback Policy of Finance of America Companies Inc.	10-K	97.1	3/15/2024
99.1	Section 13(r) Disclosure.	10-K	99.1	3/14/2025
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X
†	Management contract or compensatory plan or arrangement.
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

Finance of America Companies Inc.
Date: May 20, 2025	By:	/s/ Graham A. Fleming
Graham A. Fleming
Chief Executive Officer
(Principal Executive Officer)