Form 10-Q
period 2025-03-31
Finance of America Companies Inc.
filed 2025-05-20
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 16, 2025, 11,059,266 shares of the registrant’s Class A Common Stock, par value $0.0001, and 14 shares of the registrant’s Class B Common Stock, par value $0.0001, were issued and outstanding.

Finance of America Companies Inc. Quarterly Report on Form 10-Q Table of Contents

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Form 10-Q”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the United States of America (the “U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the control of Finance of America Companies Inc. (the “Company”). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “budgets,” “forecasts,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including those risks described below. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of this report. Results for any specified quarter are not necessarily indicative of the results that may be expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. In addition to the other information in the Form 10-Q, the following risk factors should be considered carefully in evaluating the Company and our business:
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

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Please refer to “Part I—Item 1A. Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2025, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A, filed with the SEC on May 20, 2025, for further information on these and other risk factors affecting us, as such factors may be amended and updated from time to time in the Company’s subsequent periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov.
Additional Information
To learn more about Finance of America Companies Inc., please visit our investor-oriented website at www.financeofamericacompanies.com and our consumer-oriented website at www.financeofamerica.com. From time to time, we use our investor-oriented website as a channel of distribution of material Company information. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge under the Investor Relations section of our investor-oriented website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the SEC. Our reports, proxy and information statements, and other information filed electronically with the SEC can also be accessed at www.sec.gov.

PART I - Financial Information Item 1. Financial Statements
Finance of America Companies Inc. Condensed Consolidated Statements of Financial Condition (in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$52,016	$47,383
Restricted cash	199,836	254,585
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related obligations, at fair value	18,809,023	18,669,962
Loans held for investment, subject to nonrecourse debt, at fair value	9,630,150	9,288,403
Loans held for investment, at fair value	634,104	520,103
Intangible assets, net	207,506	216,342
Other assets, net	154,285	157,261
Assets of discontinued operations	1,936	2,451
TOTAL ASSETS	$29,688,856	$29,156,490

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$18,590,357	$18,444,370
Nonrecourse debt, at fair value	9,163,399	8,954,068
Other financing lines of credit	1,008,894	918,247
Notes payable, net (includes amounts due to related parties of $162,283 as of both March 31, 2025 and December 31, 2024)	379,159	374,511
Payables and other liabilities	140,709	137,953
Liabilities of discontinued operations	11,452	11,677
TOTAL LIABILITIES	29,293,970	28,840,826
Commitments and Contingencies (Note 12)
EQUITY (Note 18)
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 11,137,524 and 10,360,299 shares issued, respectively, and 10,711,674 and 9,934,449 shares outstanding, respectively	1	1
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized; 14 and 15 shares issued and outstanding, respectively	—	—
Additional paid-in capital	961,044	954,469
Accumulated deficit	(668,686)	(698,895)
Accumulated other comprehensive loss	(285)	(276)
Noncontrolling interest	102,812	60,365
TOTAL EQUITY	394,886	315,664
TOTAL LIABILITIES AND EQUITY	$29,688,856	$29,156,490

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

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Restricted cash	$193,261	$248,905
Loans held for investment, subject to nonrecourse debt, at fair value	9,243,455	8,904,303
Loans held for investment, at fair value	214,497	168,641
Other assets, net	52,678	53,400
TOTAL ASSETS	$9,703,891	$9,375,249

LIABILITIES
Nonrecourse debt, at fair value	$8,795,125	$8,588,301
Other financing lines of credit	170,103	136,157
Payables and other liabilities	1,322	1,277
TOTAL LIABILITIES	$8,966,550	$8,725,735

NET CARRYING VALUE OF ASSETS IN VIEs	$737,341	$649,514

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
PORTFOLIO INTEREST INCOME
Interest income	$480,602	$463,979
Interest expense	(410,167)	(393,804)
NET PORTFOLIO INTEREST INCOME	70,435	70,175

OTHER INCOME (EXPENSE)
Net origination gains	46,038	39,657
Gain on securitization of home equity conversion mortgage (“HECM”) tails, net	10,481	10,726
Fair value changes from model amortization	(40,956)	(57,608)
Fair value changes from market inputs or model assumptions	88,263	13,562
Net fair value changes on loans and related obligations	103,826	6,337
Fee income	6,346	6,322
Non-funding interest expense, net	(14,912)	(8,152)
NET OTHER INCOME (EXPENSE)	95,260	4,507

TOTAL REVENUES	165,695	74,682

EXPENSES
Salaries, benefits, and related expenses	33,930	39,023
Loan production and portfolio related expenses	11,330	8,613
Loan servicing expenses	7,741	8,218
Marketing and advertising expenses	10,731	8,512
Depreciation and amortization	9,658	9,678
General and administrative expenses	12,979	17,271
TOTAL EXPENSES	86,369	91,315
IMPAIRMENT OF OTHER ASSETS	—	(600)
OTHER, NET	2,367	1,453
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	81,693	(15,780)
Provision for income taxes from continuing operations	1,943	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	79,750	(15,780)
NET LOSS FROM DISCONTINUED OPERATIONS	(4,750)	(4,524)
NET INCOME (LOSS)	75,000	(20,304)
Net income (loss) from continuing operations attributable to noncontrolling interest	47,513	(10,145)
Net loss from discontinued operations attributable to noncontrolling interest	(2,722)	(2,621)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	32,237	(5,635)
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(2,028)	(1,903)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$30,209	$(7,538)

EARNINGS (LOSS) PER SHARE (Note 17)
Basic weighted average shares outstanding	10,177,266	9,648,558
Basic earnings (loss) per share from continuing operations	$3.17	$(0.58)
Basic earnings (loss) per share	$2.97	$(0.78)
Diluted weighted average shares outstanding	30,167,024	9,648,558
Diluted earnings (loss) per share from continuing operations	$2.56	$(0.58)
Diluted earnings (loss) per share	$2.43	$(0.78)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
NET INCOME (LOSS)	$75,000	$(20,304)
COMPREHENSIVE LOSS ITEM:
Impact of foreign currency translation adjustment	(9)	(17)
TOTAL COMPREHENSIVE INCOME (LOSS)	74,991	(20,321)
Less: Comprehensive income (loss) attributable to noncontrolling interest	44,786	(10)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$30,205	$(20,311)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Balance at December 31, 2024	9,934,449	$1	15	$—	$954,469	$(698,895)	$(276)	13,891,768	$60,365	$315,664
Net income	—	—	—	—	—	30,209	—	—	44,791	75,000
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(83)	(83)
Equity-based compensation, net	—	—	—	—	1,500	—	—	—	657	2,157
Conversion of Class A LLC Units for Class A Common Stock (Note 18 - Equity)	775,000	—	—	—	5,114	—	—	(775,000)	(5,114)	—
Settlement of restricted stock units (“RSUs”)	3,625	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 18 - Equity)	(1,400)	—	—	—	(39)	—	—	—	—	(39)
Issuance of Class A LLC Units (Note 18 - Equity)	—	—	—	—	—	—	—	102,611	2,196	2,196
Class B share retirement (Note 18 - Equity)	—	—	(1)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(9)	—	—	(9)
Balance at March 31, 2025	10,711,674	$1	14	$—	$961,044	$(668,686)	$(285)	13,219,379	$102,812	$394,886

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Balance at December 31, 2023	9,634,074	$1	15	$—	$946,938	$(714,383)	$(249)	13,297,081	$40,100	$272,407
Net loss	—	—	—	—	—	(7,538)	—	—	(12,766)	(20,304)
Equity-based compensation, net	—	—	—	—	3,769	—	—	—	—	3,769
Conversion of Class A LLC Units for Class A Common Stock (Note 18 - Equity)	61	—	—	—	—	—	—	(61)	—	—
Settlement of long-term incentive plan RSUs, net (Note 18 - Equity)	8,829	—	—	—	22	—	—	(8,829)	(22)	—
Settlement of other RSUs	27,184	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 18 - Equity)	(13,973)	—	—	—	(132)	—	—	—	—	(132)
Foreign currency translation adjustment	—	—	—	—	—	—	(17)	—	—	(17)
Balance at March 31, 2024	9,656,175	$1	15	$—	$950,597	$(721,921)	$(266)	13,288,191	$27,312	$255,723

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
		(As Restated)
Operating Activities
Net income (loss)	$75,000	$(20,304)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(167,082)	(111,939)
Net cash used in operating activities	(92,082)	(132,243)

Investing Activities
Purchases and originations of loans held for investment	(810,325)	(684,204)
Proceeds/payments received on loans held for investment	620,532	551,350
Purchases and originations of loans held for investment, subject to nonrecourse debt	(6,900)	(10,522)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	242,557	223,899
Proceeds on sale of mortgage servicing rights (“MSR”)	—	4,733
Other investing activities, net	(389)	(103)
Net cash provided by investing activities	45,475	85,153

Financing Activities
Proceeds from issuance of HMBS related obligations	466,008	468,520
Payments on HMBS related obligations	(615,703)	(482,739)
Proceeds from issuance of nonrecourse debt	780,901	529,497
Payments on nonrecourse debt	(724,479)	(618,105)
Proceeds from other financing lines of credit	1,186,403	1,277,218
Payments on other financing lines of credit	(1,095,756)	(1,134,506)
Changes in notes payable	—	26,265
Other financing activities, net	(874)	(266)
Net cash provided by (used in) financing activities	(3,500)	65,884

Effect of exchange rate changes on cash and cash equivalents	(9)	(17)
Net increase (decrease) in cash and cash equivalents and restricted cash	(50,116)	18,777
Cash and cash equivalents and restricted cash, beginning of period	301,968	224,801
Cash and cash equivalents and restricted cash, end of period	$251,852	$243,578

Cash and cash equivalents	$52,016	$48,229
Restricted cash	199,836	195,349
Total cash and cash equivalents and restricted cash, end of period	$251,852	$243,578

Supplementary Cash Flows Information
Cash paid for interest	$146,739	$100,346
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	—	3,787

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
Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended December 31, 2024, errors were identified in the classification and presentation of amounts associated with certain nonrecourse securitization transactions in the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and the related disclosures within Note 4 - Variable Interest Entities and Securitizations and Note 5 - Fair Value.
As part of the Company’s normal course of business, the Company securitizes its non-agency mortgage loans into nonrecourse debt obligations. As such, the Company records nonrecourse debt on the Condensed Consolidated Statements of Financial Condition, which represents the outstanding bonds from the Company’s securitizations.
The Company’s securitizations are generally callable at or following the optional redemption date defined in each related indenture agreement. As part of the Company’s normal course of business, the Company has historically exercised its optional redemption rights with respect to certain securitization transactions in conjunction with a new securitization (the transactions, collectively, the “Call and Reissue Transactions”). For the three months ended March 31, 2024, the Company incorrectly reported the cash flows related to these Call and Reissue Transactions on a net basis within the Condensed Consolidated Statements of Cash Flows rather than on a gross basis.
Additionally, the Company identified certain amounts associated with the Company’s nonrecourse securitization transactions that were misstated in Net cash provided by investing activities and in Net cash provided by financing activities on the Condensed Consolidated Statements of Cash Flows.
The errors described above also impacted the related disclosures within Note 4 - Variable Interest Entities and Securitizations and Note 5 - Fair Value.
The following tables present the effect of the restatement on the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and the related disclosures within Note 4 - Variable Interest Entities and Securitizations and Note 5 - Fair Value.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Cash Flows
The following table presents the effect of the restatement on the Company’s previously reported Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 (in thousands):

	For the three months ended March 31, 2024
	As Previously Reported	Adjustments	As Restated
Investing Activities
Proceeds/payments on loans held for investment, subject to nonrecourse debt	$188,219	$35,680	$223,899
Net cash provided by investing activities	49,473	35,680	85,153

Financing Activities
Proceeds from issuance of nonrecourse debt	128,185	401,312	529,497
Payments on nonrecourse debt	(181,113)	(436,992)	(618,105)
Net cash provided by financing activities	101,564	(35,680)	65,884
Variable Interest Entities and Securitizations
The following table presents the effect of the restatement on the Company’s previously reported amount of outstanding principal balances paid off as part of our redemptions of securitized notes within Note 4 - Variable Interest Entities and Securitizations for the three months ended March 31, 2024 (in millions):

Three months ended March 31, 2024	As Previously Reported	Adjustments	As Restated
Outstanding principal balance	$424.7	$(24.3)	$400.4
Fair Value
The following tables present the effect of the restatement on the Company’s previously reported Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs within Note 5 - Fair Value for the three months ended March 31, 2024 (in thousands):

	Loans held for investment, subject to nonrecourse debt
Three months ended March 31, 2024	As Previously Reported	Adjustments	As Restated
Total gain included in earnings	$23,599	$35,680	$59,279
Sales and settlements	(188,219)	(35,680)	(223,899)

	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability
Three months ended March 31, 2024	As Previously Reported	Adjustments	As Restated
Total loss included in earnings	$(55,487)	$(35,680)	$(91,167)
Purchases and additions	(128,185)	(401,312)	(529,497)
Settlements	177,132	436,992	614,124

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements comprise the financial statements of FOA and its controlled subsidiaries. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. SEC. The accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial condition as of March 31, 2025, its results of operations for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. The Condensed Consolidated Statement of Financial Condition at December 31, 2024 was derived from audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or for the full year. The condensed consolidated financial statements, including the significant accounting policies, should be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2024 within the Company’s Annual Report on Form 10-K, as amended by the Company’s Annual Report on Form 10-K/A (“Form 10-K”). The significant accounting policies, together with the other Notes to Condensed Consolidated Financial Statements, are an integral part of the condensed consolidated financial statements.
On July 25, 2024, the Company completed a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its shares of Class A Common Stock. FOA Equity completed a corresponding 1-for-10 reverse split of its units (“Class A LLC Units”) to maintain the 1-for-1 parity of its Class A LLC Units with the Company’s adjusted number of Class A Common Stock shares. All references in this Quarterly Report on Form 10-Q to numbers of Class A Common Stock shares, weighted average shares outstanding, earnings (loss) per share, and number of Class A LLC Units have been adjusted to reflect the Reverse Stock Split on a retroactive basis.
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
Change in Condensed Consolidated Statements of Operations Presentation
Beginning with the Company’s second quarter 2024 Form 10-Q, the Condensed Consolidated Statements of Operations presentation was changed to provide additional detail regarding the Company’s activities. The change primarily consists of disaggregating the Company’s previously reported net fair value gains on loans and related obligations caption into the currently presented captions of interest income, interest expense, net origination gains, gain on securitization of HECM tails, net, fair value changes from model amortization, and fair value changes from market inputs or model assumptions. Additionally, previously reported interest income and interest expense, which primarily represented the Company’s interest income on mortgage loans held for sale and other interest income and the Company’s interest expense associated with the Company’s other financing lines of credit, was combined with the interest income and interest expense that was previously reported within net fair value gains on loans and related obligations, excluding non-portfolio interest income and the interest expense associated with the Company’s non-funding debt, which is now reported separately as non-funding interest expense, net. In addition, beginning with the Company’s current Form 10-Q, gain on sale and other income from loans held for sale, net, was combined with fee income due to minimal activity related to the wind-down of business lines that are not part of our unified modern retirement solutions platform. As a result of the changes, the Company’s previously reported revenues have been reclassified to reflect the updated presentation as follows:

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Reconciliation of the previously reported Condensed Consolidated Statements of Operations captions to the current presentation:

For the three months ended March 31, 2024	Total	Net fair value gains on loans and related obligations	Fee income	Gain on sale and other income from loans held for sale, net	Interest income	Interest expense
Finance of America Companies Inc. as previously reported	$74,682	$92,635	$6,236	$86	$4,266	$(28,541)

Reconciliation to current presentation:

PORTFOLIO INTEREST INCOME
Interest income	463,979	460,034	—	—	3,945	—
Interest expense	(393,804)	(373,736)	—	—	—	(20,068)
NET PORTFOLIO INTEREST INCOME	70,175	86,298	—	—	3,945	(20,068)

OTHER INCOME (EXPENSE)
Net origination gains	39,657	39,657	—	—	—	—
Gain on securitization of HECM tails, net	10,726	10,726	—	—	—	—
Fair value changes from model amortization	(57,608)	(57,608)	—	—	—	—
Fair value changes from market inputs or model assumptions	13,562	13,562	—	—	—	—
Net fair value changes on loans and related obligations	6,337	6,337	—	—	—	—
Fee income	6,322	—	6,236	86	—	—
Non-funding interest expense, net	(8,152)	—	—	—	321	(8,473)
NET OTHER INCOME (EXPENSE)	4,507	6,337	6,236	86	321	(8,473)

TOTALS	$74,682	$92,635	$6,236	$86	$4,266	$(28,541)

Recently Adopted Accounting Guidance

Standard	Description	Effective Date	Effect on Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 that enhances annual income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and by requiring disclosure of the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as disaggregated by material individual jurisdictions.	January 1, 2025	This ASU will result in additional income tax disclosures in our Form 10-K, but the Company does not expect it will have a material impact on our consolidated financial statements.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Issued Accounting Guidance, Not Yet Adopted as of March 31, 2025

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued ASU 2024-03 which is intended to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions in the income statement.	For the year ending December 31, 2027 and interim periods beginning in 2028.	This ASU will result in additional expense disclosures, but the Company does not expect it will have a material impact on our consolidated financial statements.

Adoption of this ASU should be applied on a prospective basis, but retrospective application is permitted.
ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	In November 2024, the FASB issued ASU 2024-04 which is intended to clarify the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments.	For the year ending December 31, 2026 and interim reporting periods beginning in 2026.	The Company does not expect this ASU will have a material impact on our consolidated financial statements. Adoption of this ASU can be applied on a prospective or a retrospective basis.

3. Discontinued Operations
During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines while enhancing our reverse mortgage loan business, in order to transform our business from a vertically integrated lending and complementary services platform to a unified modern retirement solutions platform. This constituted a strategic shift that has had or will have a major effect on our operations and financial results.
The following table summarizes the major classes of assets and liabilities classified as discontinued operations (in thousands):

	March 31, 2025	December 31, 2024
Assets
Other assets, net	$1,936	$2,451
Liabilities
Payables and other liabilities	11,452	11,677
The following table summarizes the major components of net loss from discontinued operations (in thousands):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Expenses
General and administrative expenses	$4,750	$1,524
Other, net	—	(3,000)
Net loss from discontinued operations before and after income taxes	(4,750)	(4,524)
Net loss from discontinued operations attributable to noncontrolling interest	(2,722)	(2,621)
Net loss from discontinued operations attributable to controlling interest	$(2,028)	$(1,903)
There were no material cash flow activities related to discontinued operations for the three months ended March 31, 2025 and 2024.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Variable Interest Entities and Securitizations
The Company determined that the special purpose entities created in connection with its securitizations are VIEs. A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests, has both the power to direct the activities that significantly impact the VIE’s economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. From time to time, the Company may purchase securities that were previously issued by a consolidated trust. Under these circumstances, we extinguish the outstanding debt and recognize gains or losses for the difference between the consideration paid and the carrying value of the debt. During the three months ended March 31, 2025, the Company recognized a gain of $11.9 million on extinguishment of debt related to these purchases. There were no such gains or losses recognized for the three months ended March 31, 2024. The gains or losses are recorded in Interest expense in the Condensed Consolidated Statements of Operations.
Consolidated VIEs
The Company securitizes certain of its interests in non-agency reverse mortgage loans and HECM buyouts. The transactions provide investors with the ability to invest in a pool of reverse mortgage loans secured by residential properties. The transactions provide the Company with access to liquidity for these assets, ongoing servicing fees, and potential residual returns. The principal and interest on the outstanding certificates are paid using the cash flows from the underlying reverse mortgage loans, which serve as collateral for the debt. The securitizations are callable at or following the optional redemption date as defined in the respective indenture agreements.
The Company also entered into a financing agreement which was structured as a securitization. The special purpose entity created for the purposes of the financing is a VIE which the Company has consolidated, as the Company is the primary beneficiary. The non-agency loans included in this securitization are recorded in Loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition and the associated debt is recorded in Other financing lines of credit in the Condensed Consolidated Statements of Financial Condition.
During the three months ended March 31, 2025 and 2024, the Company redeemed outstanding securitized notes related to certain non-agency reverse loan securitizations. As part of the redemptions, the Company paid off notes with outstanding principal balances of $319.6 million and $400.4 million (as restated), respectively. The notes were paid off at par.
The Company also securitized certain of its interests in commercial mortgage loans. The transactions provided debt security holders the ability to invest in a pool of loans secured by an investment in real estate. The transactions provided the Company with access to liquidity for the loans and ongoing management fees. The principal and interest on the outstanding debt securities are paid using the cash flows from the underlying loans, which serve as collateral for the debt.
Servicing-Securitized Loans
In our capacity as servicer of the securitized loans, the Company retains the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance. The Company also retains certain beneficial interests in these trusts which provide exposure to potential gains and losses based on the performance of the trust. As the Company has both the power to direct the activities that significantly impact the VIE’s economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the definition of primary beneficiary is met and the trusts are consolidated by the Company.
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the three months ended March 31, 2025 and 2024.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Condensed Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	March 31, 2025	December 31, 2024
ASSETS
Restricted cash	$193,261	$248,905
Loans held for investment, subject to nonrecourse debt, at fair value	9,243,455	8,904,303
Loans held for investment, at fair value	214,497	168,641
Other assets, net	52,678	53,400
TOTAL ASSETS	$9,703,891	$9,375,249

LIABILITIES
Nonrecourse debt, at fair value	$9,167,437	$8,947,378
Other financing lines of credit	170,103	136,157
Payables and other liabilities	1,322	1,277
TOTAL VIE LIABILITIES	9,338,862	9,084,812
Retained bonds and beneficial interests eliminated in consolidation	(372,312)	(359,077)
TOTAL CONSOLIDATED LIABILITIES	$8,966,550	$8,725,735
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The tables below present a summary of the unconsolidated VIEs for which the Company holds variable interests (in thousands):

	March 31, 2025
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$46,507	$—	$46,507	$927,810
Transfers of loans - secured borrowing
Loans and nonrecourse liability	396,115	376,975	19,140	396,115
TOTAL	$442,622	$376,975	$65,647	$1,323,925

	December 31, 2024
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$47,568	$—	$47,568	$948,364
Transfers of loans - secured borrowing
Loans and nonrecourse liability	393,405	374,071	19,334	393,405
TOTAL	$440,973	$374,071	$66,902	$1,341,769
As of March 31, 2025, there were no mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due. As of December 31, 2024, there were $0.2 million of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due.

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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers into or out of Level 3 within the fair value hierarchy during the three months ended March 31, 2025 and 2024.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and the details of the valuation models, key inputs to those models, and significant assumptions utilized. Within the assumption tables presented, not meaningful (“NM”) refers to a range of inputs that is too broad to provide meaningful information to the user or to an input that has no range and consists of a single data point. Weighted averages are calculated by weighting each input by the relative outstanding balance of the related financial instrument.

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
Deferred purchase price liabilities
Deferred purchase price liabilities
These liabilities are measured based on the estimated amount of indemnified claims associated with the acquisition of certain assets and liabilities from American Advisors Group, now known as Bloom Retirement Holdings Inc. (“AAG/Bloom”), and the closing market price of the Company’s publicly-traded stock on the applicable date of the Condensed Consolidated Statements of Financial Condition.
Level 3
Tax Receivable Agreements (“TRA”) obligation	The fair value is derived through the use of a DCF model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3

	March 31, 2025		December 31, 2024
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
WAL (in years)	NM	3.1	NM	3.0
CPR	NM	20.9%	NM	21.6%
Loss frequency	NM	4.5%	NM	4.4%
Loss severity	4.9% - 15.2%	4.9%	3.4% - 15.9%	3.5%
Discount rate	NM	4.9%	NM	5.3%
Average draw rate	NM	1.0%	NM	1.1%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2025		December 31, 2024
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	10.1	NM	10.1
LTV	0.0% - 90.1%	47.3%	0.0% - 98.0%	47.2%
CPR	NM	14.8%	NM	14.8%
Loss severity	NM	10.0%	NM	10.0%
HPA	(4.0)% - 11.4%	3.9%	(5.6)% - 8.3%	3.6%
Discount rate	NM	6.8%	NM	7.0%
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.1	NM	7.1
CPR	NM	15.1%	NM	15.1%
Loss severity	4.9% - 15.2%	6.0%	3.4% - 15.9%	4.7%
Discount rate	NM	7.8%	NM	8.0%
HECM buyouts - securitized (nonperforming)
WAL (in years)	NM	1.6	NM	1.5
CPR	NM	40.1%	NM	40.0%
Loss frequency	23.1% - 100.0%	45.4%	23.1% - 100.0%	45.6%
Loss severity	4.9% - 15.2%	6.5%	3.4% - 15.9%	5.2%
Discount rate	NM	7.6%	NM	8.0%
Commercial mortgage loans - securitized
SMM	NM	8.1%	NM	8.2%
Discount rate	NM	20.4%	NM	20.7%
Loss rate	NM	8.5%	NM	7.5%
Loans held for investment:
Non-agency reverse mortgage loans
WAL (in years)	NM	10.9	NM	10.5
LTV	5.6% - 70.1%	35.2%	5.9% - 70.6%	35.1%
CPR	NM	15.6%	NM	16.2%
Loss severity	NM	10.0%	NM	10.0%
HPA	(4.0)% - 11.4%	3.8%	(5.6)% - 8.3%	3.5%
Discount rate	NM	6.9%	NM	7.1%
HECM buyouts (nonperforming)
WAL (in years)	NM	1.5	NM	1.5
CPR	NM	42.2%	NM	43.8%
Loss frequency	NM	41.9%	NM	47.9%
Loss severity	4.9% - 15.2%	8.5%	3.4% - 15.9%	10.5%
Discount rate	NM	7.6%	NM	8.0%
Other assets:
Retained bonds
WAL (in years)	NM	3.4	NM	3.5
Discount rate	(1.3)% - 15.6%	7.1%	(1.3)% - 15.3%	7.3%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2025		December 31, 2024
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Liabilities
HMBS related obligations
WAL (in years)	NM	3.9	NM	3.8
CPR	NM	24.5%	NM	24.8%
Discount rate	NM	4.8%	NM	5.2%
Nonrecourse debt:
Reverse mortgage loans:
Securitized non-agency reverse
WAL (in years)	0.5 - 10.8	3.8	0.1 - 10.9	3.7
CPR	11.1% - 23.3%	16.1%	NM	17.3%
Discount rate	NM	6.6%	NM	6.7%
Performing/Nonperforming HECM securitizations
WAL (in years)	NM	0.8	NM	1.0
CPR	NM	18.8%	NM	18.6%
Discount rate	NM	7.7%	NM	7.5%
Nonrecourse commercial loan financing liability
Weighted average SMM	NM	100.0%	NM	65.4%
Discount rate	NM	8.5%	NM	8.6%
Deferred purchase price liabilities:
TRA obligation
Discount rate	NM	31.1%	NM	28.1%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Assets and Liabilities
The following tables provide a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$18,809,023	$—	$—	$18,809,023
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	9,615,239	—	—	9,615,239
Commercial mortgage loans	14,911	—	—	14,911
Loans held for investment	634,104	—	—	634,104
Other assets:
Retained bonds	40,334	—	—	40,334
Loans held for sale - residential mortgage loans	3,446	—	3,446	—
Total assets	$29,117,057	$—	$3,446	$29,113,611

Liabilities
HMBS related obligations	$18,590,357	$—	$—	$18,590,357
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	9,160,552	—	—	9,160,552
Nonrecourse commercial loan financing liability	2,847	—	—	2,847
Deferred purchase price liabilities:
Deferred purchase price liabilities	7,592	—	—	7,592
TRA obligation	4,555	—	—	4,555
Total liabilities	$27,765,903	$—	$—	$27,765,903

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$18,669,962	$—	$—	$18,669,962
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	9,268,866	—	—	9,268,866
Commercial mortgage loans	19,537	—	—	19,537
Loans held for investment	520,103	—	—	520,103
Other assets:
Retained bonds	40,407	—	—	40,407
Loans held for sale - residential mortgage loans	3,454	—	3,454	—
Total assets	$28,522,329	$—	$3,454	$28,518,875

Liabilities
HMBS related obligations	$18,444,370	$—	$—	$18,444,370
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	8,950,445	—	—	8,950,445
Nonrecourse commercial loan financing liability	3,623	—	—	3,623
Deferred purchase price liabilities:
Deferred purchase price liabilities	13,370	—	—	13,370
TRA obligation	3,314	—	—	3,314
Total liabilities	$27,415,122	$—	$—	$27,415,122

Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Assets
Three months ended March 31, 2025	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Retained bonds
Beginning balance	$19,190,065	$9,288,403	$40,407
Total gain included in earnings	382,169	257,903	988
Purchases, settlements, and transfers:
Purchases and additions	810,325	6,900	—
Sales and settlements	(620,532)	(242,557)	(1,061)
Transfers in (out) between categories	(318,900)	319,501	—
Ending balance	$19,443,127	$9,630,150	$40,334

	Liabilities
Three months ended March 31, 2025	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(18,444,370)	$(8,950,445)	$(3,623)	$(13,370)	$(3,314)
Total gain (loss) included in earnings	(295,682)	(153,022)	113	3,572	(1,241)
Purchases, settlements, and transfers:
Purchases and additions	(466,008)	(780,901)	—	—	—
Settlements	615,703	723,816	663	2,206	—
Ending balance	$(18,590,357)	$(9,160,552)	$(2,847)	$(7,592)	$(4,555)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Assets
Three months ended March 31, 2024	Loans held for investment	Loans held for investment, subject to nonrecourse debt	MSR	Retained bonds
		(As Restated)
Beginning balance	$18,123,991	$8,272,393	$6,436	$44,297
Total gain (loss) included in earnings	604,482	59,279	(920)	(742)
Purchases, settlements, and transfers:
Purchases and additions	684,204	10,522	—	—
Sales and settlements	(551,350)	(223,899)	(4,733)	(649)
Transfers in (out) between categories	(274,645)	289,307	—	—
Ending balance	$18,586,682	$8,407,602	$783	$42,906

	Liabilities
Three months ended March 31, 2024	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation
		(As Restated)
Beginning balance	$(17,353,720)	$(7,876,932)	$(27,268)	$(4,318)	$(4,537)
Total gain (loss) included in earnings	(487,559)	(91,167)	8,863	1,524	(287)
Purchases, settlements, and transfers:
Purchases and additions	(468,520)	(529,497)	—	—	—
Settlements	482,739	614,124	3,981	—	—
Ending balance	$(17,827,060)	$(7,883,472)	$(14,424)	$(2,794)	$(4,824)

Fair Value Option
The Company has elected to measure its loans held for investment, loans held for sale, HMBS related obligations, and nonrecourse debt at fair value under the fair value option. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company’s operational and risk management strategies. Presented in the tables below are the fair value and the unpaid principal balance (“UPB”) of financial assets and liabilities for which the Company has elected the fair value option (in thousands):

March 31, 2025	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$18,809,023	$17,757,747
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	9,615,239	9,412,305
Commercial mortgage loans	14,911	26,973
Loans held for investment	634,104	592,948
Other assets:
Loans held for sale - residential mortgage loans	3,446	4,316
Liabilities at fair value under the fair value option
HMBS related obligations	18,590,357	17,757,747
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	9,160,552	9,536,652
Nonrecourse commercial loan financing liability	2,847	12,159

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2024	Estimated Fair Value	Unpaid Principal Balance
Assets at fair value under the fair value option
Loans held for investment, subject to HMBS related obligations	$18,669,962	$17,652,495
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	9,268,866	9,186,447
Commercial mortgage loans	19,537	32,250
Loans held for investment	520,103	503,949
Other assets:
Loans held for sale - residential mortgage loans	3,454	4,331
Liabilities at fair value under the fair value option
HMBS related obligations	18,444,370	17,652,495
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	8,950,445	9,351,132
Nonrecourse commercial loan financing liability	3,623	12,787

Fair Value of Other Financial Instruments
As of March 31, 2025 and December 31, 2024, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of notes payable, net. Notes payable, net, includes our senior unsecured notes due 2025 (the “2025 Unsecured Notes”), senior secured notes due 2026 (the “Senior Secured Notes”), exchangeable senior secured notes due 2029 (the “Exchangeable Secured Notes”) (the Senior Secured Notes and the Exchangeable Secured Notes collectively, the “Secured Notes”), and the revolving working capital promissory note agreements (the “Working Capital Promissory Notes”), recorded at the carrying value of $379.2 million and $374.5 million as of March 31, 2025 and December 31, 2024, respectively, and which have a fair value of $448.6 million and $467.9 million as of March 31, 2025 and December 31, 2024, respectively. The Senior Secured Notes have a fair value of $185.4 million and $185.6 million as of March 31, 2025 and December 31, 2024, respectively, and the Exchangeable Secured Notes have a fair value of $171.9 million and $191.1 million as of March 31, 2025 and December 31, 2024, respectively. The fair value for notes payable, net, was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input.
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Reverse Mortgage Portfolio Composition
The table below summarizes the composition and the outstanding UPB of the reverse mortgage loan portfolio serviced by the Company (in thousands):

	March 31, 2025	December 31, 2024
Reverse mortgage loans held for investment, subject to HMBS related obligations	$17,757,747	$17,652,495

Reverse mortgage loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgages	8,809,673	8,567,792
Performing HECM buyouts	210,719	210,041
Nonperforming HECM buyouts	391,913	408,614
Total reverse mortgage loans held for investment, subject to nonrecourse debt	9,412,305	9,186,447

Reverse mortgage loans held for investment:
Non-agency reverse mortgages	331,338	270,956
HECM loans not securitized(1)	116,544	101,100
Unpoolable HECM loans(2)	144,843	131,671
Total reverse mortgage loans held for investment	592,725	503,727

Total owned reverse mortgage portfolio	27,762,777	27,342,669
Loans reclassified as government guaranteed receivable	42,950	45,773
Loans serviced for others	85,843	88,125
Total serviced reverse mortgage loan portfolio	$27,891,570	$27,476,567
(1) Loans not securitized primarily represent newly originated loans and poolable tails.
(2) Unpoolable loans primarily represent loans that have reached 98% of their maximum claim amount (“MCA”).

The table below summarizes the reverse mortgage portfolio owned by the Company by product type (in thousands):

	March 31, 2025	December 31, 2024
Adjustable rate loans	$20,218,368	$19,966,185
Fixed rate loans	7,544,409	7,376,484
Total owned reverse mortgage portfolio	$27,762,777	$27,342,669

As of March 31, 2025 and December 31, 2024, there were $473.8 million and $497.6 million, respectively, of foreclosure proceedings in process, which are included in Loans held for investment, subject to HMBS related obligations, at fair value, Loans held for investment, subject to nonrecourse debt, at fair value, or Loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition, and $4.1 million and $7.1 million, respectively, of foreclosure proceedings in process, which are included in loans serviced for others in the table above.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Loans, at Fair Value
Loans held for investment and held for sale consisted of the following (in thousands):

March 31, 2025	Unpaid Principal Balance	Fair Value Adjustments	Estimated Fair Value
Loans held for investment, subject to HMBS related obligations	$17,757,747	$1,051,276	$18,809,023

Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	9,412,305	202,934	9,615,239
Commercial mortgage loans	26,973	(12,062)	14,911
Total loans held for investment, subject to nonrecourse debt	9,439,278	190,872	9,630,150

Loans held for investment(1)	592,948	41,156	634,104

Other assets:
Loans held for sale - residential mortgage loans	4,316	(870)	3,446

Total loan portfolio	$27,794,289	$1,282,434	$29,076,723
(1) As of March 31, 2025, there was $531.8 million in UPB in loans held for investment pledged as collateral for financing lines of credit.

December 31, 2024	Unpaid Principal Balance	Fair Value Adjustments	Estimated Fair Value
Loans held for investment, subject to HMBS related obligations	$17,652,495	$1,017,467	$18,669,962

Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	9,186,447	82,419	9,268,866
Commercial mortgage loans	32,250	(12,713)	19,537
Total loans held for investment, subject to nonrecourse debt	9,218,697	69,706	9,288,403

Loans held for investment(1)	503,949	16,154	520,103

Other assets:
Loans held for sale - residential mortgage loans	4,331	(877)	3,454

Total loan portfolio	$27,379,472	$1,102,450	$28,481,922
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

March 31, 2025	Unpaid Principal Balance	Estimated Fair Value	Difference
Loans held for investment, subject to nonrecourse debt:
Commercial mortgage loans	$26,973	$14,911	$(12,062)

Loans held for investment	222	155	(67)

Other assets:
Loans held for sale - residential mortgage loans	1,604	1,284	(320)

Total loans 90 days or more past due and on non-accrual status	$28,799	$16,350	$(12,449)

December 31, 2024	Unpaid Principal Balance	Estimated Fair Value	Difference
Loans held for investment, subject to nonrecourse debt:
Commercial mortgage loans	$32,067	$19,362	$(12,705)

Loans held for investment	222	155	(67)

Other assets:
Loans held for sale - residential mortgage loans	1,605	1,284	(321)

Total loans 90 days or more past due and on non-accrual status	$33,894	$20,801	$(13,093)

8. HMBS Related Obligations, at Fair Value
HMBS related obligations, at fair value, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Ginnie Mae loan pools - UPB	$17,757,747	$17,652,495
Fair value adjustments	832,610	791,875
Total HMBS related obligations, at fair value	$18,590,357	$18,444,370

As of both March 31, 2025 and December 31, 2024, the weighted average interest rate on HMBS related obligations was 6.2%. The Company was servicing 2,899 and 2,835 Ginnie Mae loan pools at March 31, 2025 and December 31, 2024, respectively.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
9. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date	Interest Rate	Original Issue Amount	March 31, 2025	December 31, 2024
Securitization of non-agency reverse loans	May 2018 - February 2025	April 2051 - February 2075	1.25% - 4.50%	$10,329,876	$8,523,418	$8,304,568
Securitization of performing/nonperforming HECM loans	October 2024	October 2034	4.00% - 6.00%	705,400	646,767	677,035
Securitization of commercial loans	May 2024	May 2026	9.49%	39,016	1,651	8,245
Total consolidated VIE nonrecourse debt UPB					9,171,836	8,989,848
Nonrecourse reverse loan financing liability(1)					364,816	361,284
Nonrecourse commercial loan financing liability(2)					12,159	12,787
Fair value adjustments					(385,412)	(409,851)
Total nonrecourse debt, at fair value					$9,163,399	$8,954,068
(1) Nonrecourse reverse loan financing liability is comprised of the nonrecourse debt associated with a securitization of non-agency reverse loans. As the securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt is accounted for by the Company and presented separately from other nonrecourse debt. Refer to Note 4 - Variable Interest Entities and Securitizations for additional information.
(2) Nonrecourse commercial loan financing liability is comprised of the nonrecourse debt associated with a securitization of commercial loans. As the securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt is accounted for by the Company and presented separately from other nonrecourse debt. Refer to Note 4 - Variable Interest Entities and Securitizations for additional information.

Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of March 31, 2025, estimated maturities for nonrecourse debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
Remainder of 2025	$1,646,292
2026	3,683,164
2027	1,888,598
2028	239,529
2029	229,363
Thereafter	1,861,865
Total payments on nonrecourse debt	$9,548,811

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
10. Other Financing Lines of Credit
Other financing lines of credit consisted of the following (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	March 31, 2025	December 31, 2024
Reverse Lines:
April 2025(2) - October 2026	Secured Overnight Financing Rate (“SOFR”) + applicable margin	First and Second Lien Mortgages	$1,110,000	$513,357	$438,328
Various(3)	Bond accrual rate/SOFR + applicable margin	Mortgage Related Assets	391,170	367,211	356,915
October 2027	SOFR + applicable margin	HECM MSR	70,000	69,231	69,231
October 2025	SOFR + applicable margin	Unsecuritized Tails	40,000	25,995	19,947
Subtotal reverse lines of credit			1,611,170	975,794	884,421
Mortgage Line:
Various(3)	Bond accrual rate + applicable margin	Mortgage Related Assets	33,100	33,100	33,826
Total other financing lines of credit			$1,644,270	$1,008,894	$918,247
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of March 31, 2025.
(2)The other financing line of credit with a maturity date in April 2025 has been renewed subsequent to March 31, 2025.
(3)These lines of credit are tied to the maturity date of the underlying mortgage related assets that have been pledged as collateral.

As of March 31, 2025 and December 31, 2024, the weighted average interest rate on outstanding financing lines of credit was 6.41% and 7.14%, respectively.
The Company’s financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability.
As of March 31, 2025, the Company was in compliance with all of its financial covenants related to required liquidity reserves, debt service coverage ratio, tangible net worth amounts, and required profitability.
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

Financial Covenants	Requirement	March 31, 2025	Maximum Allowable Distribution
FAR
Adjusted Tangible Net Worth	$250,000	$594,451	$344,451
Liquidity	41,777	47,434	5,657
Leverage Ratio	6:1	2.3:1	362,278
FAH
Adjusted Tangible Net Worth	$200,000	$596,601	$396,601
Liquidity	40,000	49,946	9,946
Leverage Ratio	10:1	2.6:1	440,793

Financial Covenants	Requirement	December 31, 2024	Maximum Allowable Distribution
FAR
Adjusted Tangible Net Worth	$250,000	$501,883	$251,883
Liquidity	40,129	45,512	5,383
Leverage Ratio	6:1	2.7:1	276,823
FAH
Adjusted Tangible Net Worth	$200,000	$502,744	$302,744
Liquidity	40,000	47,794	7,794
Leverage Ratio	10:1	2.9:1	355,886

11. Litigation
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
The Company is a defendant in three representative lawsuits alleging violations of the California Labor Code and brought pursuant to the California Private Attorneys General Act (“PAGA”). The cases have been coordinated. On November 4, 2022, the court ordered that each of the plaintiffs’ individual PAGA claims must be arbitrated and that

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
their representative PAGA claims will be stayed pending a ruling by the California Supreme Court in the third-party case Adolph v. Uber Technologies, Inc. On July 17, 2023, the California Supreme Court issued its decision in Adolph, ruling that an order compelling arbitration of individual claims does not strip the plaintiff of standing to litigate the representative portion of the PAGA claim. The Company has settled all of the individual arbitration claims for a de minimis amount and is in different stages of the remaining representative PAGA claims. Due to the unpredictable nature of litigation generally, and the wide discretion afforded the Court in awarding civil penalties in PAGA actions, the outcome of these matters cannot be presently determined, and a range of possible losses cannot be reasonably estimated. Although the actions are being vigorously defended, the Company could, in the future, incur judgments or enter into settlements of claims that could have a negative effect on its results of operations in any particular period.
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $0.3 million for both of the three months ended March 31, 2025 and 2024. These expenses are included in General and administrative expenses in the Condensed Consolidated Statements of Operations.

12. Commitments and Contingencies
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
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were $4.4 billion and $4.5 billion as of March 31, 2025 and December 31, 2024, respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit.
The Company also has commitments to purchase loans totaling $1.4 million and $1.7 million as of March 31, 2025 and December 31, 2024, respectively.
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
As an issuer of HMBS, the Company also has the option to repurchase reverse loans out of the Ginnie Mae securitization pools without prior approval from Ginnie Mae in certain instances. These situations include the borrower requesting an additional advance that causes the outstanding principal balance to be equal to or greater than 98% of the MCA; the borrower’s loan becoming due and payable under certain circumstances; the borrower not occupying the home for greater than twelve consecutive months for physical or mental illness, and the home is not the residence of another borrower; or the borrower failing to perform in accordance with the terms of the loan.
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

13. Income Taxes
The Company’s effective tax rate on continuing operations for the three months ended March 31, 2025 and 2024 differs from the U.S. federal statutory rate primarily due to the projected mix of earnings or loss attributable to the noncontrolling interest, anticipated state statutory income tax rates, and the impact of discrete tax items, which includes changes in the valuation allowance against net deferred tax assets.
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
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. As of March 31, 2025, due to current year operating results and forecasted taxable income or losses, management has maintained their assessment that the existing taxable temporary differences that will reverse through the course of ordinary business will not more-likely-than-not generate sufficient taxable income to utilize the current attributes. Therefore, a valuation allowance for the deferred tax asset in excess of deferred tax liabilities has been maintained. Management also determined that the future sources of taxable income from reversing temporary differences that comprise the investment in FOA Equity deferred tax liability would only be fully realized upon sale of FOA’s interest in FOA Equity. Accordingly, the deferred tax liability from investment in FOA Equity has been treated as an indefinite-lived intangible and is limited by the federal net operating loss utilization rules.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2020 or prior.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
14. Business Segment Reporting
The following tables are a presentation of financial information by segment (in thousands):

	For the three months ended March 31, 2025
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$480,602	$480,602	$—	$—	$480,602
Interest expense	—	(410,167)	(410,167)	—	—	(410,167)
Net portfolio interest income	—	70,435	70,435	—	—	70,435

Other income (expense)
Net origination gains	46,038	—	46,038	—	—	46,038
Gain on securitization of HECM tails, net	—	10,481	10,481	—	—	10,481
Fair value changes from model amortization	—	(40,956)	(40,956)	—	—	(40,956)
Fair value changes from market inputs or model assumptions	—	88,263	88,263	—	—	88,263
Net fair value changes on loans and related obligations	46,038	57,788	103,826	—	—	103,826
Fee income	5,683	786	6,469	—	(123)	6,346
Non-funding interest expense, net	—	—	—	(14,912)	—	(14,912)
Net other income (expense)	51,721	58,574	110,295	(14,912)	(123)	95,260

Total revenues	51,721	129,009	180,730	(14,912)	(123)	165,695

Expenses
Salaries, benefits, and related expenses	21,852	3,632	25,484	8,446	—	33,930
Loan production and portfolio related expenses	1,526	9,804	11,330	—	—	11,330
Loan servicing expenses	—	7,741	7,741	—	—	7,741
Marketing and advertising expenses	10,730	—	10,730	1	—	10,731
Depreciation and amortization	9,330	18	9,348	310	—	9,658
General and administrative expenses	5,024	2,536	7,560	5,542	(123)	12,979
Total expenses	48,462	23,731	72,193	14,299	(123)	86,369
Other, net	—	—	—	2,367	—	2,367
Net income (loss) before taxes	$3,259	$105,278	$108,537	$(26,844)	$—	$81,693

Total assets	$263,599	$29,417,568	$29,681,167	$1,338,448	$(1,332,695)	$29,686,920

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended March 31, 2024
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$463,979	$463,979	$—	$—	$463,979
Interest expense	—	(393,804)	(393,804)	—	—	(393,804)
Net portfolio interest income	—	70,175	70,175	—	—	70,175

Other income (expense)
Net origination gains	39,657	—	39,657	—	—	39,657
Gain on securitization of HECM tails, net	—	10,726	10,726	—	—	10,726
Fair value changes from model amortization	—	(57,608)	(57,608)	—	—	(57,608)
Fair value changes from market inputs or model assumptions	—	13,562	13,562	—	—	13,562
Net fair value changes on loans and related obligations	39,657	(33,320)	6,337	—	—	6,337
Fee income	6,051	394	6,445	—	(123)	6,322
Non-funding interest expense, net	—	—	—	(8,152)	—	(8,152)
Net other income (expense)	45,708	(32,926)	12,782	(8,152)	(123)	4,507

Total revenues	45,708	37,249	82,957	(8,152)	(123)	74,682

Expenses
Salaries, benefits, and related expenses	21,133	5,064	26,197	12,826	—	39,023
Loan production and portfolio related expenses	3,081	5,532	8,613	—	—	8,613
Loan servicing expenses	—	8,218	8,218	—	—	8,218
Marketing and advertising expenses	8,491	15	8,506	6	—	8,512
Depreciation and amortization	9,488	8	9,496	182	—	9,678
General and administrative expenses	7,217	3,916	11,133	6,261	(123)	17,271
Total expenses	49,410	22,753	72,163	19,275	(123)	91,315
Impairment of other assets	—	—	—	(600)	—	(600)
Other, net	(174)	—	(174)	1,627	—	1,453
Net income (loss) before taxes	$(3,876)	$14,496	$10,620	$(26,400)	$—	$(15,780)

Total assets	$268,786	$27,357,160	$27,625,946	$1,455,417	$(1,405,085)	$27,676,278

15. Liquidity and Capital Requirements
Compliance Requirements
FAR
As an issuer of HMBS, FAR is subject to minimum net worth, liquidity, and leverage requirements as well as minimum insurance coverage established by Ginnie Mae.
The minimum net worth required is $5.0 million plus 1% of FAR’s outstanding HMBS and unused commitment authority from Ginnie Mae. The liquidity requirement is for 20% of FAR’s required net worth to be in the form of cash or cash equivalent assets. The leverage requirement is to maintain a ratio of net worth to total assets of not less than 6%.
As of March 31, 2025, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $189.9 million

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
as of March 31, 2025. FAR’s actual net worth calculated based on Ginnie Mae guidance was $588.8 million as of March 31, 2025. The minimum liquidity required of FAR by Ginnie Mae was $38.0 million as of March 31, 2025. FAR’s actual cash and cash equivalents were $47.4 million as of March 31, 2025. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS securitizations as well as its HECM buyout and non-agency reverse mortgage securitizations do not meet the requirements of sale accounting and are not derecognized upon date of transfer. Based on this, FAR requested and received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of March 31, 2025, FAR was in compliance with applicable requirements.
FOA Securities
Finance of America Securities LLC (“FOA Securities”), one of the operating service subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules, and Financial Industry Regulatory Authority rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, FOA Securities is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. FOA Securities is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. FOA Securities computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $250 thousand. As of March 31, 2025, FOA Securities was in compliance with the minimum net capital requirement.
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

16. Related Party Transactions
Working Capital Promissory Notes
The Company has two Working Capital Promissory Notes outstanding with BTO Urban Holdings L.L.C. and Libman Family Holdings, LLC, which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 15.0% per annum and mature on May 25, 2025. These notes had outstanding amounts of $85.0 million as of both March 31, 2025 and December 31, 2024, recorded within Notes payable, net, in the Condensed Consolidated Statements of Financial Condition. Additionally, the Company paid $2.4 million and $1.2 million of interest related to the Working Capital Promissory Notes for the three months ended March 31, 2025 and 2024, respectively. The Working Capital Promissory Notes were amended subsequent to the balance sheet to extend the maturity through August 1, 2025. Refer to Note 19 - Subsequent Events for additional information.
Secured Notes and 2025 Unsecured Notes
In November 2020, Libman Family Holdings, LLC, purchased a portion of the 2025 Unsecured Notes. In October 2024, the related party exchanged all of their 2025 Unsecured Notes for Secured Notes.
The Company had $77.3 million of Secured Notes due to Libman Family Holdings, LLC, as of both March 31, 2025 and December 31, 2024, recorded within Notes payable, net, in the Condensed Consolidated Statements of Financial Condition.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
17. Earnings (Loss) Per Share
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share (in thousands, except share data):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Basic earnings (loss) per share:
Numerator
Net income (loss) from continuing operations	$79,750	$(15,780)
Less: Income (loss) from continuing operations attributable to noncontrolling interest(1)	47,513	(10,145)
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - basic	$32,237	$(5,635)

Net loss from discontinued operations	$(4,750)	$(4,524)
Less: Loss from discontinued operations attributable to noncontrolling interest(1)	(2,722)	(2,621)
Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$(2,028)	$(1,903)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	10,177,266	9,648,558

Basic earnings (loss) per share
Continuing operations	$3.17	$(0.58)
Discontinued operations	(0.20)	(0.20)
Basic earnings (loss) per share	$2.97	$(0.78)
(1) The Class A LLC Units of FOA Equity, held by certain unitholders and AAG/Bloom (collectively, the “Equity Capital Unitholders”), which comprise the noncontrolling interest in the Company, represents a participating security. Therefore, the numerator was adjusted to reduce net income (loss) by the amount of net income (loss) attributable to noncontrolling interest.

Additionally, the Class B Common Stock does not participate in earnings or losses of the Company and, therefore, is not a participating security. The Class B Common Stock has not been included in either the basic or diluted earnings (loss) per share calculations.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Diluted earnings (loss) per share:
Numerator
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - basic	$32,237	$(5,635)
Reallocation of net income (loss) from continuing operations assuming exchange of Class A LLC Units(1)	34,700	—
Reallocation of net income (loss) from continuing operations assuming exchange of Exchangeable Secured Notes(2)	8,008	—
Exchangeable Secured Notes interest expense, net(2)	2,291	—
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - diluted	$77,236	$(5,635)

Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$(2,028)	$(1,903)
Reallocation of net loss from discontinued operations assuming exchange of Class A LLC Units(1)	(1,995)	—
Net loss from discontinued operations attributable to holders of Class A Common Stock - diluted	$(4,023)	$(1,903)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	10,177,266	9,648,558
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock(3)	13,651,797	—
Assumed exchange of Exchangeable Secured Notes for shares of Class A Common Stock(2)	5,337,928	—
Additional dilutive shares under the treasury stock method(4)	1,000,033	—
Weighted average shares of Class A Common Stock outstanding - diluted(5)	30,167,024	9,648,558

Diluted earnings (loss) per share
Continuing operations	$2.56	$(0.58)
Discontinued operations	(0.13)	(0.20)
Diluted earnings (loss) per share	$2.43	$(0.78)
(1) For the three months ended March 31, 2025, this adjustment assumes the reallocation of noncontrolling interest income (loss), on an after-tax basis, due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FOA as of the beginning of the period following the if-converted method for calculating diluted earnings (loss) per share. For the three months ended March 31, 2024, the effect of the elimination of the noncontrolling interest due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FOA was determined to be anti-dilutive under the if-converted method. As such, the effect has been excluded from the calculation of diluted loss per share.

(2) As the Exchangeable Secured Notes are considered participating securities, the Company calculates diluted earnings per share for the assumed exchange of Exchangeable Secured Notes for shares of Class A Common Stock in FOA using the more dilutive of either the if-converted method or the two-class method.

The numerator includes a reallocation of net income (loss) from continuing operations attributable to the controlling interest assuming an exchange of the Exchangeable Secured Notes for shares of Class A Common Stock in FOA as of the beginning of the reporting period. Additionally, interest expense attributable to the controlling interest for the Exchangeable Secured Notes, including amortization of debt discount and issuance costs, and net of income tax effects, is added back to the continuing operations numerator in calculating diluted earnings per share, if dilutive.
The Company in its discretion may elect to settle any exchange of the Exchangeable Secured Notes in part or in whole by delivering the cash value of the shares of Class A Common Stock otherwise deliverable upon such exchange. If dilutive, the

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
denominator in the diluted earnings per share calculation assumes that all of the Exchangeable Secured Notes were converted into Class A Common Stock in FOA at the beginning of the reporting period.

(3) The exchange agreement between FOA, FOA Equity, and Equity Capital Unitholders (the “Exchange Agreement”) allows for the exchange of Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, on a one-for-one basis for shares of Class A Common Stock in FOA. For the three months ended March 31, 2025, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, exchange their Class A LLC Units on a one-for-one basis for shares of Class A Common Stock in FOA. The 13,294,737 weighted average Class A LLC Units outstanding for the three months ended March 31, 2024 were determined to be anti-dilutive under the if-converted method and have been excluded from the computation of diluted loss per share.

(4) The Company had 1,000,033 potentially dilutive shares, under the treasury stock method, from RSUs for the three months ended March 31, 2025, and no potentially dilutive shares, under the treasury stock method, from RSUs for the three months ended March 31, 2024.
(5) As part of the acquisition of certain assets and liabilities from AAG/Bloom, there were originally two forms of contingently issuable Class A LLC Units: 705,841 Class A LLC Units that were equity classified and indemnity holdback units totaling up to 714,226 Class A LLC Units that were originally liability classified.

In accordance with Accounting Standards Codification 260, Earnings Per Share, (“ASC 260”) these Class A LLC units were not included in the diluted weighted average shares outstanding of Class A Common Stock for the three months ended March 31, 2024.

On October 29, 2024, FOA Equity issued 705,841 Class A LLC Units to AAG/Bloom in accordance with the terms of the asset purchase agreement. For the three months ended March 31, 2025, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method and assumes any Class A LLC Units held by AAG/Bloom were exchanged on a one-for-one basis for shares of Class A Common Stock in FOA.

On March 31, 2025, related to the indemnity holdback units, FOA Equity issued 102,611 Class A LLC Units to AAG/Bloom in accordance with the terms of the asset purchase agreement. For the three months ended March 31, 2025, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method and assumes the Class A LLC Units held by AAG/Bloom were exchanged on a one-for-one basis for shares of Class A Common Stock in FOA at the beginning of the reporting period.

The remaining Class A LLC Units that may be issued to AAG/Bloom on March 31, 2026 is dependent on the dollar amount of indemnified claims FOA pays out on behalf of AAG/Bloom related to litigation liabilities and indemnifiable loan losses. In accordance with ASC 260, these Class A LLC units are not included in the diluted weighted average shares outstanding of Class A Common Stock for the three months ended March 31, 2025 and 2024.

18. Equity
Class A Common Stock
As of March 31, 2025, there were 11,137,524 shares of Class A Common Stock issued, consisting of 10,711,674 shares issued and outstanding and 425,850 unvested shares that are subject to vesting and forfeiture in accordance with a sponsor earnout agreement with certain equity holders. The 425,850 unvested shares of Class A Common Stock are not entitled to receive any dividends or other distributions, do not have any other economic rights until such shares are vested, and will not be entitled to receive back dividends or other distributions or any other form of economic “catch-up” if, and when, they become vested. The holders of the 10,711,674 issued and outstanding shares of Class A Common Stock represent the controlling interest of the Company.
Pursuant to the Amended and Restated Long-Term Incentive Plan (“A&R MLTIP”), certain equity holders of FOA and FOA Equity are obligated to deliver a number of shares of Class A Common Stock and Class A LLC Units for RSU awards granted by the Company. These equity holders did not deliver any shares of Class A Common Stock or Class A LLC Units to the Company in connection with FOA’s settlement of RSUs into shares of Class A Common Stock and pursuant to the A&R MLTIP during the three months ended March 31, 2025. During the three months ended March 31, 2024, these equity holders delivered 1,491 shares of Class A Common Stock and 8,829 Class A LLC Units to the Company in satisfaction of such settlement. The delivery of shares of Class A Common Stock and Class A LLC Units to the Company offset the gross award of RSUs settled. The potential future settlement of the

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Earnout Right RSUs outstanding as of March 31, 2025 will also be funded by the delivery of Class A Common Stock and Class A LLC Units from certain equity holders of FOA and FOA Equity pursuant to the A&R MLTIP.
During the three months ended March 31, 2025 and 2024, the Company elected to retire 1,400 and 13,973 shares, respectively, offsetting RSUs withheld to fund employee payroll taxes and instead funded those taxes with operating cash.
Pursuant to the Exchange Agreement, the Equity Capital Unitholders may elect to exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. During the three months ended March 31, 2025 and 2024, in connection with FOA’s settlement of the exchange of Class A LLC Units for shares of Class A Common Stock and pursuant to the Exchange Agreement, certain Equity Capital Unitholders delivered 775,000 and 61 Class A LLC Units, respectively, to the Company in exchange for the same number of shares of Class A Common Stock, respectively, in satisfaction of such settlement.
Class B Common Stock
As of March 31, 2025, there are 14 shares of Class B Common Stock issued and outstanding, certain holders of which are Class A LLC Unit holders. The Class B Common Stock, par value $0.0001 per share, has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which Class A Common Stock holders are entitled to vote. During the three months ended March 31, 2025, the Company retired one share of Class B Common Stock related to a certain holder.
Class A LLC Units
The Exchange Agreement sets forth the terms and conditions upon which holders of Class A LLC Units may exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. The Equity Capital Unitholders’ ownership of Class A LLC Units represents the noncontrolling interest of the Company, which is accounted for as permanent equity in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2025, there were 23,931,053 Class A LLC Units outstanding. Of the 23,931,053 Class A LLC Units outstanding, 10,711,674 relate to the Class A Common Stock shareholders and 13,219,379 are held by the noncontrolling interest of the Company.
On March 31, 2025, FOA Equity issued 102,611 Class A LLC Units to AAG/Bloom related to the indemnity holdback provision associated with the acquisition of certain assets and liabilities from AAG/Bloom.

19. Subsequent Events
On April 28, 2025, FOA Equity along with BTO Urban Holdings L.L.C. and Libman Family Holdings, LLC, entered into an omnibus amendment (the “Amendment”) to the Working Capital Promissory Notes to extend the maturity date of the Working Capital Promissory Notes from May 25, 2025 to August 1, 2025. The Amendment made no other changes to the previously disclosed terms of the Working Capital Promissory Notes. Refer to Note 16 - Related Party Transactions for additional information.

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
FOA was incorporated in Delaware on October 9, 2020 and became a publicly-traded company on the New York Stock Exchange in April 2021, with trading beginning on April 5, 2021 under the ticker symbol “FOA.” FOA has a controlling financial interest in FOA Equity. FOA Equity owns all of the outstanding equity interests in Finance of America Funding LLC (“FOAF”). FOAF wholly owns Finance of America Holdings LLC (“FAH”) and Incenter LLC (“Incenter” and collectively, with FOA Equity, FOAF, and FAH, known as “holding company subsidiaries”). FAH is the parent of a lending company, Finance of America Reverse LLC (“FAR”), while Incenter is the parent of operating service companies that provide capital markets and portfolio management capabilities.
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
•We connect borrowers with investors. Our consumer-facing business leaders interface directly with the investor-facing professionals in our Portfolio Management segment, facilitating the development of attractive lending solutions for our customers with the confidence that the loans we generate can be efficiently and profitably sold to a deep pool of investors, either directly via whole-loan sales or indirectly via the issuance and sale of mortgage-backed securities. We seek to programmatically and profitably monetize our loans through sale or securitization, which minimizes capital at risk, while often retaining a future performance-based participation interest in the underlying cash flows of our monetized loans.
Through FAR, the Company originates, purchases, sells, securitizes, and services (in partnership with third-party subservicers) home equity conversion mortgages (“HECM”), which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, and non-agency reverse mortgage loans, which are not insured by the FHA. We have launched several non-agency reverse mortgage loan products to serve the United States of America (the “U.S.”) senior population and have plans for additional innovative products to satisfy this vast and largely underserved market. For example, we launched a non-agency second lien reverse mortgage loan product, second in priority behind the first lien of an existing traditional forward mortgage loan or home equity line of credit collateralized by the same mortgaged property. In 2024 and continuing in 2025, we invested more capital and resources into the second lien product, including marketing and digital efforts, in order to expand its reach through a leading broker-facing platform and expansion of the product to additional states. The launch and expansion of the second lien product has enabled us to serve borrowers who already have and desire to maintain a low-rate primary mortgage but want the convenience of a flexible second lien with no required monthly principal and interest payments, exemplifying our commitment to meet and serve new kinds of borrowers whose needs are not satisfied by existing available products. We are a leader in this market and we are focused on developing and offering products for borrowers with interest in using a reverse mortgage loan as a retirement planning tool, which we believe will continue to increase our addressable customer base and ultimately raise our origination volumes.

We originate loans through a retail channel (consisting primarily of a centralized retail platform) and a third-party originator (“TPO”) channel (consisting primarily of a network of mortgage-brokers). In 2024 and continuing in 2025, we took steps to streamline and enhance our marketing and originations operations and digital capabilities. We transitioned our sales teams onto one loan origination system, making our origination operations more efficient, and unified under the single brand name “Finance of America,” creating a recognizable identity that clarifies the Company’s offerings in the market. This unification also included our recently launched new brand platform, ‘A Better Way with FOA,’ along with a national advertising campaign. Further, in the second quarter of 2024, we modified our go-to-market strategy within our retail channel to focus on our most efficient business lines and stepped away from business lines and campaigns that had been less effective. Additionally, efforts are underway to develop our digital capabilities. Our digital innovation strategy is designed to deliver financial services to seniors in a way that is both modern and user friendly. We are working to build a digital channel that will supplement our existing lines of business and leverage automated digital tools to improve efficiency and the overall ease of transacting. We are similarly engaging in efforts to refine the systems used by our mortgage-broker partners to improve the efficiency and ease of originations via our TPO channel. We believe these efforts will increase brand and product recognition and awareness within the addressable market of U.S. seniors and among mortgage-brokers, make our marketing efforts and originations processes more efficient and less costly, improve the originations experience for borrowers and mortgage-broker partners, expand the number and depth of our relationships with borrowers and mortgage-broker partners, and ultimately raise our origination volumes.
Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which the Government National Mortgage Association (“Ginnie Mae”) guarantees, and sell the HMBS in the secondary market while retaining the rights to service the HECM. When HECM are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM previously securitized into an HMBS, we convey the HECM to the United States Department of Housing and Urban Development (“HUD”) or liquidate them in accordance with program requirements, securitize them into privately placed mortgage-backed securities, or hold them for investment. In November 2024, Ginnie Mae announced the finalized term sheet for its HMBS 2.0 program expected to be implemented in 2025. Once implemented, the HMBS 2.0 program will enable us to securitize into HMBS additional HECM that are required to be bought out of pools of HECM securitized pursuant to Ginnie Mae’s existing HMBS program or otherwise not eligible for securitization pursuant to Ginnie Mae’s existing HMBS program (subject to expanded eligibility parameters applicable to the HMBS 2.0 program), increasing the HECM that we are able to securitize into HMBS. We both securitize non-agency reverse mortgage loans into mortgage-backed securities sold to investors and sell them as whole loans to investors. We may also decide to strategically hold certain non-agency reverse mortgage loans for investment. The capabilities provided by the Portfolio Management segment allowed us to complete several issuances and sales of mortgage-backed securities backed by our loan products in 2024 and the first quarter of 2025, including our first issuance and sale of mortgage-backed securities backed exclusively by our non-agency second lien reverse mortgage loan product, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.

Our Segments
Our business operates through two reportable segments: Retirement Solutions and Portfolio Management. A description of the business conducted by each of these segments is provided below.
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
See the Segment Results section below and Note 14 - Business Segment Reporting in the Notes to Condensed Consolidated Financial Statements for additional financial information about our segments.

Business Trends and Conditions
There are several key factors and trends affecting our results of operations. A summary of key factors impacting our revenues include:
•prevailing interest rates which impact loan origination volume, with declining interest rates generally leading to increases in volume, and an increasing interest rate environment generally leading to decreases in volume;
•housing market trends which also impact loan origination volume, with an appreciating housing market typically leading to higher loan origination volume, and a housing market with decreasing values typically leading to lower loan origination volume;
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
Other factors that may affect our cost base include trends in salaries and benefits costs, sales commissions, loan production and servicing costs, marketing and advertising, technology, rent, legal, compliance, and other general and administrative costs. Management continually monitors these costs through operating plans.

Other Recent Events
Due to weakening inflationary pressures, the U.S. Federal Reserve decreased the federal funds rate by 100 basis points during the second half of 2024, back to December 2022 levels. The federal government has recently imposed tariffs on certain foreign goods, and the current administration has indicated its intention to impose additional tariffs on imports of certain products into the U.S. Such policies have triggered reciprocal tariffs against the U.S. These policies may have an impact on economic conditions relevant to our business, including real estate values and prevailing mortgage rates, however, the extent of the impact remains uncertain. Higher interest rates generally lead to lower mortgage transaction volumes, increased competition, and lower profit margins. Volatility in market conditions resulting from the foregoing events may cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market, the fair value of the assets on our balance sheet, and price transparency of real estate-related or asset-backed assets.
Our Company is actively monitoring these events and their effects on the Company’s financial condition, liquidity, operations, industry, and workforce. These continuing economic impacts may cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial position, intangible assets, and liquidity in 2025 and beyond. See the Results of Operations section below.
For further discussion on the potential impacts of the Federal Reserve’s monetary policies and macroeconomic conditions, see “Risks Related to the Business of the Company” and “Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates due to U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our operations, financial performance, and earnings,” as well as “Risks Related to Our Lending Business” and “Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions” under the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2025, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A, filed with the SEC on May 20, 2025. Such risk factors may be amended or updated in our subsequent periodic reports filed with the SEC.

Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations may not be comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors that may impact the comparability of our results of operations.
Discontinued Operations
During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines while enhancing our reverse mortgage loan business, in order to transform our business from a vertically integrated lending and complementary services platform to a unified modern retirement solutions platform. This constituted a strategic shift that has had or will have a major effect on our operations and financial results. Refer to Note 3 - Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for additional information.
Reverse Stock Split
On July 25, 2024, the Company completed a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its shares of Class A Common Stock. FOA Equity completed a corresponding 1-for-10 reverse split of its units (“Class A LLC Units”) to maintain the 1-for-1 parity of its Class A LLC Units with the Company’s adjusted number of Class A Common Stock shares. All references in this Quarterly Report on Form 10-Q to numbers of Class A Common Stock shares, weighted average shares outstanding, earnings (loss) per share, and number of Class A LLC Units have been adjusted to reflect the Reverse Stock Split on a retroactive basis.
Change in Condensed Consolidated Statements of Operations Presentation
Beginning with the Company’s second quarter 2024 Form 10-Q, the Condensed Consolidated Statements of Operations presentation was changed to provide additional detail regarding the Company’s activities. The change primarily consists of disaggregating the Company’s previously reported net fair value gains on loans and related obligations caption into the currently presented captions of interest income, interest expense, net origination gains, gain on securitization of HECM tails, net, fair value changes from model amortization, and fair value changes from market inputs or model assumptions. Additionally, previously reported interest income and interest expense, which primarily represented the Company’s interest income on mortgage loans held for sale and other interest income and the Company’s interest expense associated with the Company’s other financing lines of credit, was combined with the interest income and interest expense that was previously reported within net fair value gains on loans and related obligations, excluding non-portfolio interest income and the interest expense associated with the Company’s non-funding debt, which is now reported separately as non-funding interest expense, net. In addition, beginning with the Company’s current Form 10-Q, gain on sale and other income from loans held for sale, net, was combined with fee income due to minimal activity related to the wind-down of business lines that are not part of our unified modern retirement solutions platform. As a result of the changes, the Company’s previously reported revenues have been reclassified to reflect the updated presentation. Refer to Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for additional information.

Results of Operations
Overview
The following tables present selected financial data for the three months ended March 31, 2025 and 2024.
Consolidated Results
The following table summarizes our consolidated operating results from continuing operations (in thousands):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Portfolio interest income:
Interest income	$480,602	$463,979
Interest expense	(410,167)	(393,804)
Net portfolio interest income	70,435	70,175

Other income (expense):
Net origination gains	46,038	39,657
Gain on securitization of HECM tails, net	10,481	10,726
Fair value changes from model amortization	(40,956)	(57,608)
Fair value changes from market inputs or model assumptions	88,263	13,562
Net fair value changes on loans and related obligations	103,826	6,337
Fee income	6,346	6,322
Non-funding interest expense, net	(14,912)	(8,152)
Net other income (expense)	95,260	4,507

Total revenues	165,695	74,682

Expenses
Salaries, benefits, and related expenses	33,930	39,023
Loan production and portfolio related expenses	11,330	8,613
Loan servicing expenses	7,741	8,218
Marketing and advertising expenses	10,731	8,512
Depreciation and amortization	9,658	9,678
General and administrative expenses	12,979	17,271
Total expenses	86,369	91,315
Impairment of other assets	—	(600)
Other, net	2,367	1,453
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$81,693	$(15,780)
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

The following table provides an analysis of all components of net interest income (in thousands):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest income:
Interest income on mortgage loans(1)	$477,602	$460,034
Other interest income	3,000	3,945
Total portfolio interest income	480,602	463,979
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(392,903)	(373,736)
Interest expense on other financing lines of credit	(17,264)	(20,068)
Total portfolio interest expense	(410,167)	(393,804)
Net portfolio interest income	70,435	70,175

Non-funding interest expense, net	(14,912)	(8,152)

Net interest income	$55,523	$62,023
(1) Amounts include interest income and expense on all loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, other loans held for investment, HMBS related obligations, and nonrecourse debt. Interest expense on HMBS and nonrecourse obligations also includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by a consolidated trust.

For the three months ended March 31, 2025 versus the three months ended March 31, 2024
Net income (loss) from continuing operations before income taxes improved $97.5 million primarily as a result of the following:
•Net origination gains increased $6.4 million as a result of higher reverse mortgage loan origination volumes, partially offset by lower margins due to changes in channel mix. We recognized $46.0 million in net origination gains on loan originations of $560.7 million for the three months ended March 31, 2025 compared to $39.7 million in net origination gains on loan originations of $423.5 million for the comparable 2024 period.
•Fair value changes from model amortization improved $16.7 million primarily due to a higher modeled yield on a larger portfolio during the three months ended March 31, 2025 compared to the 2024 period. Net portfolio interest income increased $0.3 million, as higher average cost of funds within our securitized financing portfolio was more than offset by a gain on extinguishment of debt related to the purchase of securities that were previously issued by a consolidated trust.
•Fair value changes from market inputs or model assumptions increased $74.7 million primarily due to market interest rate and yield volatility, which generated higher net fair value gains during the three months ended March 31, 2025 compared to the 2024 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans held for investment and related obligations.
•Non-funding interest expense, net, increased $6.8 million during the three months ended March 31, 2025 compared to the 2024 period primarily due to the discount amortization expense related to the exchange of our senior notes that occurred on October 31, 2024.
•Total expenses decreased $4.9 million or 5.4% due to decreases in salaries, benefits, and related expenses related to a reduction in average headcount, as well as decreases in general and administrative expenses due to continued cost-cutting measures associated with the wind-down of business lines that are not part of our unified modern retirement solutions platform. This was partially offset by an increase in loan portfolio related expenses due to increased securitization expenses related to nonrecourse securitizations during the three months ended March 31, 2025 compared to the 2024 period, as well as an increase in marketing and advertising expenses related to brand marketing and our digital innovation strategy.

Segment Results
Revenues and fees are directly attributed to their respective segments at the time services are performed. Revenues generated on inter-segment services performed are valued based on estimated market value. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the three months ended March 31, 2025 and 2024. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.

Retirement Solutions Segment
The following table summarizes our Retirement Solutions segment’s results (in thousands):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net origination gains	$46,038	$39,657
Fee income	5,683	6,051
Total revenues	51,721	45,708
Total expenses	48,462	49,410
Other, net	—	(174)
NET INCOME (LOSS) BEFORE INCOME TAXES	$3,259	$(3,876)
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

Key Metrics
The following table provides a summary of our Retirement Solutions segment’s key metrics (in thousands, except units):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Reverse mortgage loan origination volume
Loan origination volume(1)	$560,678	$423,453
Loan origination volume - tails(2)	236,520	261,704
Total loan origination volume	$797,198	$685,157
Total reverse mortgage loan origination volume - units(1)	2,284	2,036

Reverse mortgage loan origination volume - by channel(1)
TPO	$384,556	$257,186
Retail	176,122	166,267
Total reverse mortgage loan origination volume	$560,678	$423,453
(1) Loan origination volumes consist of initial reverse mortgage loan borrowing amounts.
(2) Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which we are able to subsequently securitize.

Revenues
In the table below is a summary of the components of our Retirement Solutions segment’s total revenues (in thousands):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net origination gains:
TPO	$44,664	$31,351
Retail	18,139	18,512
Acquisition costs	(16,765)	(10,206)
Total net origination gains	46,038	39,657
Fee income	5,683	6,051
Total revenues	$51,721	$45,708

For the three months ended March 31, 2025 versus the three months ended March 31, 2024
Total revenues increased $6.0 million or 13.2% as a result of the following:
•Net origination gains increased $6.4 million or 16.1% as a result of higher reverse mortgage loan origination volumes, partially offset by lower margins due to changes in channel mix. We originated $560.7 million of reverse mortgage loans for the three months ended March 31, 2025, an increase of 32.4%, compared to $423.5 million for the comparable 2024 period. During the three months ended March 31, 2025, the weighted average margin on reverse mortgage loan production was 8.21% compared to 9.37% in 2024, a decrease of 1.16%.

Expenses
In the table below is a summary of the components of our Retirement Solutions segment’s total expenses (in thousands):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Salaries	$14,342	$13,910
Commissions and bonuses	4,924	4,725
Other salary related expenses	2,586	2,498
Total salaries, benefits, and related expenses	21,852	21,133

Loan production expenses	1,526	3,081
Marketing and advertising expenses	10,730	8,491
Depreciation and amortization	9,330	9,488
General and administrative expenses	5,024	7,217
Total expenses	$48,462	$49,410

For the three months ended March 31, 2025 versus the three months ended March 31, 2024
Total expenses decreased $0.9 million or 1.9% as a result of the following:
•Total salaries, benefits, and related expenses increased $0.7 million or 3.4% primarily due to increases in variable compensation as a result of higher loan production and increased shared services allocations, partially offset by a decrease in average headcount. In addition, there was a reduction in compensation cost associated with the Replacement Restricted Stock Units (“RSUs”) and Earnout Right RSUs which expired in 2024.

•General and administrative expenses and loan production expenses decreased $3.7 million or 36.4% primarily due to continued cost-cutting measures during the three months ended March 31, 2025 when compared to the 2024 period. These reductions were partially offset by a $2.2 million increase in marketing and advertising expenses related to brand marketing and our digital innovation strategy.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment’s results (in thousands):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Portfolio interest income:
Interest income	$480,602	$463,979
Interest expense	(410,167)	(393,804)
Net portfolio interest income	70,435	70,175

Other income (expense):
Gain on securitization of HECM tails, net	10,481	10,726
Fair value changes from model amortization	(40,956)	(57,608)
Fair value changes from market inputs or model assumptions	88,263	13,562
Net fair value changes on loans and related obligations	57,788	(33,320)
Fee income	786	394
Net other income (expense)	58,574	(32,926)
Total revenues	129,009	37,249
Total expenses	23,731	22,753
NET INCOME BEFORE INCOME TAXES	$105,278	$14,496

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
•Nonrecourse debt, at fair value.

Key Metrics
The following table provides a summary of the assets and liabilities under management by our Portfolio Management segment (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$32,698	$29,355
Restricted cash	199,586	254,335
Loans held for investment, subject to HMBS related obligations, at fair value	18,809,023	18,669,962
Loans held for investment, subject to nonrecourse debt, at fair value	9,630,150	9,288,403
Loans held for investment, at fair value	634,104	520,103
Other assets, net	112,007	115,120
Total earning assets	29,417,568	28,877,278

HMBS related obligations, at fair value	18,590,357	18,444,370
Nonrecourse debt, at fair value	9,163,399	8,954,068
Other financing lines of credit	1,008,894	918,247
Payables and other liabilities	57,324	55,746
Total financing of portfolio	28,819,974	28,372,431

Net carrying value of earning assets	$597,594	$504,847

The following tables provide a summary of our Portfolio Management segment’s key metrics (dollars in thousands):

	March 31, 2025	December 31, 2024
Reverse Mortgages
Loan count	89,699	90,340
Active unpaid principal balance (“UPB”)	$26,835,778	$26,477,354
Due and payable	496,958	415,400
Foreclosure	477,902	504,675
Claims pending	80,932	79,138
Ending UPB	$27,891,570	$27,476,567
Average UPB	$311	$304
Weighted average coupon	7.08%	7.11%
Weighted average age (in months)	47	45
Percentage in foreclosure	1.7%	1.8%

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Investment and Capital Markets
Number of structured deals	1	2
Structured deals (size in notes)	$876,692	$719,513

Revenues
In the table below is a summary of the components of our Portfolio Management segment’s total revenues (in thousands):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Portfolio interest income:
Interest income	$480,602	$463,979
Interest expense	(410,167)	(393,804)
Net portfolio interest income	70,435	70,175

Other income (expense):
Gain on securitization of HECM tails, net	10,481	10,726
Fair value changes from model amortization	(40,956)	(57,608)
Fair value changes from market inputs or model assumptions	88,263	13,562
Net fair value changes on loans and related obligations	57,788	(33,320)
Fee income	786	394
Net other income (expense)	58,574	(32,926)
Total revenues	$129,009	$37,249
The majority of our financial instruments are valued utilizing a process that combines the use of a discounted cash flow (“DCF”) model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors, with the key assumptions being prepayment and repayment speeds, credit loss frequencies and severity, and discount rate assumptions. The changes in fair value due to portfolio runoff and realization of modeled income and expenses are recorded in Fair value changes from model amortization in the Condensed Consolidated Statements of Operations, and other fair value changes are recorded in Fair value changes from market inputs or model assumptions in the Condensed Consolidated Statements of Operations. The interest recognized on these financial instruments is recorded in Interest income or Interest expense in the Condensed Consolidated Statements of Operations.
The following table provides an analysis of all components of net portfolio interest income (in thousands):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest income:
Interest income on mortgage loans(1)	$477,602	$460,034
Other interest income	3,000	3,945
Total portfolio interest income	480,602	463,979
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(392,903)	(373,736)
Interest expense on other financing lines of credit	(17,264)	(20,068)
Total portfolio interest expense	(410,167)	(393,804)
Net portfolio interest income	$70,435	$70,175
(1) Amounts include interest income and expense on all loans held for investment, subject to HMBS related obligations, loans held for investment, subject to nonrecourse debt, other loans held for investment, HMBS related obligations, and nonrecourse debt. Interest expense on HMBS and nonrecourse obligations also includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by a consolidated trust.

For the three months ended March 31, 2025 versus the three months ended March 31, 2024
Total revenues increased $91.8 million as a result of the following:
•Fair value changes from model amortization improved $16.7 million primarily due to a higher modeled yield on a larger portfolio during the three months ended March 31, 2025 compared to the 2024 period. Net portfolio interest income increased $0.3 million, as higher average cost of funds within our securitized financing portfolio was more than offset by a gain on extinguishment of debt related to the purchase of securities that were previously issued by a consolidated trust.
•Fair value changes from market inputs or model assumptions increased $74.7 million primarily due to market interest rate and yield volatility, which generated higher net fair value gains during the three months ended March 31, 2025 compared to the 2024 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans held for investment and related obligations.

Expenses
In the table below is a summary of the components of our Portfolio Management segment’s total expenses (in thousands):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Salaries	$2,806	$2,957
Commissions and bonuses	442	1,044
Other salary related expenses	384	1,063
Total salaries, benefits, and related expenses	3,632	5,064

Loan portfolio related expenses	9,804	5,532
Loan servicing expenses	7,741	8,218
Marketing and advertising expenses	—	15
Depreciation and amortization	18	8
General and administrative expenses	2,536	3,916
Total expenses	$23,731	$22,753

For the three months ended March 31, 2025 versus the three months ended March 31, 2024
Total expenses increased $1.0 million or 4.3% as a result of the following:
•Salaries, benefits, and related expenses decreased $1.4 million or 28.3% primarily due to a decrease in average headcount and continued cost-cutting measures associated with the wind-down of business lines that are not part of our unified modern retirement solutions platform during the three months ended March 31, 2025 when compared to the 2024 period, as well as a reduction in compensation cost associated with the Replacement RSUs and Earnout Right RSUs which expired in 2024. Average headcount was 61 for the three months ended March 31, 2025 compared to 69 for the 2024 period.
•Loan portfolio related expenses increased $4.3 million due to increased securitization expenses related to nonrecourse securitizations during the three months ended March 31, 2025 compared to the 2024 period.
•General and administrative expenses decreased $1.4 million or 35.2% primarily due to continued cost-cutting measures associated with the wind-down of business lines that are not part of our unified modern retirement solutions platform during the three months ended March 31, 2025 when compared to the 2024 period.

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
The following table summarizes Corporate and Other results (in thousands):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Non-funding interest expense, net	$(14,912)	$(8,152)
Total revenues	(14,912)	(8,152)
Total expenses	14,299	19,275
Impairment of other assets	—	(600)
Other, net	2,367	1,627
NET LOSS BEFORE INCOME TAXES	$(26,844)	$(26,400)

In the table below is a summary of the components of Corporate and Other total expenses (in thousands):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Salaries and bonuses	$12,772	$14,728
Other salary related expenses	2,130	3,308
Shared services - payroll allocations	(6,456)	(5,210)
Total salaries, benefits, and related expenses	8,446	12,826

Marketing and advertising expenses	1	6
Depreciation and amortization	310	182

Communications and data processing and other expenses	5,645	7,140
Professional and consulting fees	3,233	2,661
Shared services - general and administrative allocations	(3,336)	(3,540)
Total general and administrative expenses	5,542	6,261

Total expenses	$14,299	$19,275

For the three months ended March 31, 2025 versus the three months ended March 31, 2024
Total revenues worsened by $6.8 million primarily as a result of the following:
•Non-funding interest expense, net, increased $6.8 million during the three months ended March 31, 2025 compared to the 2024 period primarily due to the discount amortization expense related to the exchange of our senior notes that occurred on October 31, 2024.
Total expenses decreased $5.0 million or 25.8% as a result of the following:
•Salaries, benefits, and related expenses, net of shared services allocations, decreased $4.4 million or 34.1% due to decreases in salaries and bonuses and other salary related expenses of $2.0 million and $1.2 million, respectively, for the three months ended March 31, 2025 when compared to the 2024 period as the Company continued our focus on cost-cutting initiatives related to the wind-down of business lines that are not part of our unified modern retirement solutions platform. In addition, there was a reduction in compensation cost associated with the Replacement RSUs and Earnout Right RSUs which expired in 2024. Average onshore headcount declined from 278 for the three months ended March 31, 2024 to 235 for the three months ended March 31, 2025. Additionally, shared services allocations increased $1.2 million due to increased Corporate support of our unified modern solutions platform during the three months ended March 31, 2025.
•General and administrative expenses, net of shared services allocations, decreased $0.7 million or 11.5% primarily due to continued cost-cutting measures associated with the wind-down of business lines that are not part of our unified modern retirement solutions platform during the three months ended March 31, 2025 when compared to the 2024 period.

Non-GAAP Financial Measures
The Company’s management evaluates performance of the Company through the use of certain non-GAAP financial measures, including adjusted net income (loss), adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted earnings (loss) per share, and tangible equity.
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
These non-GAAP financial measures should not be considered as an alternative to net income (loss), operating cash flows, or any other performance measures determined in accordance with U.S. GAAP. Adjusted net income (loss), adjusted EBITDA, adjusted earnings (loss) per share, and tangible equity have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations of these metrics are: (i) cash expenditures for future contractual commitments; (ii) cash requirements for working capital needs; (iii) cash requirements for certain tax payments; and (iv) all non-cash income/expense items.
Because of these limitations, adjusted net income (loss), adjusted EBITDA, adjusted earnings (loss) per share, and tangible equity should not be considered as measures of discretionary cash available to us to invest in the growth of our business or distribute to shareholders. We compensate for these limitations by relying primarily on our U.S. GAAP results and using our non-GAAP financial measures only as a supplement. Users of our condensed consolidated financial statements are cautioned not to place undue reliance on our non-GAAP financial measures.
Change in Non-GAAP Measures
Prior to the third quarter of 2024, the Company’s adjusted net income (loss), adjusted EBITDA, and adjusted earnings (loss) per share were adjusted for equity-based compensation for only the Replacement RSUs and Earnout Right RSUs. Beginning with the third quarter of 2024, the Company revised our definitions of adjusted net income (loss), adjusted EBITDA, and adjusted earnings (loss) per share to now adjust for all equity-based compensation in the aforementioned non-GAAP measures. As a result of the change, prior period amounts have been recast to reflect the updated presentation.
Subsequent to granting the Replacement RSUs and Earnout Right RSUs, the Company has granted other equity-based awards. As these awards are non-cash expenses that are not directly correlated with operating results, the Company believes that analysts, investors, and other users of the financial statements may find this change beneficial when analyzing our operating performance and comparability to peers. As a result of the change, adjusted net loss decreased $0.8 million for the three months ended March 31, 2024 from what was previously reported. The change also resulted in a decrease to adjusted loss per share of $0.04 for the three months ended March 31, 2024 from what was previously reported.
Adjusted Net Income (Loss)
We define adjusted net income (loss) as net income (loss) from continuing operations adjusted for:
1.Income taxes
2.Changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions, deferred purchase price obligations, contingent earnout, warrant liability, and the exchange of our senior notes.
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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) from continuing operations adjusted for:
1.Income taxes
2.Changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions, deferred purchase price obligations, contingent earnout, warrant liability, and the exchange of our senior notes.
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
Adjusted Earnings (Loss) Per Share
We define adjusted earnings (loss) per share as adjusted net income (loss) (defined above) plus interest expense on the exchangeable senior secured notes, net of a tax effect, if dilutive, divided by the weighted average shares outstanding, which includes outstanding Class A Common Stock plus the Class A LLC Units owned by the noncontrolling interest on an if-converted basis, the exchange of the exchangeable senior secured notes on an if-converted basis if they are dilutive, and any shares under the treasury stock method.

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
Tangible Equity
We define tangible equity as total equity less intangible assets, net. Management uses this metric to evaluate the Company’s capital strength exclusive of intangible assets. We believe this measure is useful to analysts, investors, and creditors as it provides additional insight into the underlying equity position of the business. Tangible equity is not a presentation made in accordance with U.S. GAAP, and our definition and use of this measure may vary from other companies in our industry.
Tangible equity provides visibility to the underlying capital position by excluding the impact of certain items that management does not believe are representative of our core equity base. Tangible equity may also include other adjustments, as applicable, based upon facts and circumstances, consistent with our intent of providing a supplemental means of evaluating our financial strength.
The following table provides a reconciliation of net income (loss) from continuing operations to adjusted net income (loss) and adjusted EBITDA (in thousands, except for share data):

Reconciliation to GAAP

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Reconciliation of net income (loss) from continuing operations to adjusted net income (loss) and adjusted EBITDA
Net income (loss) from continuing operations	$79,750	$(15,780)
Add back: Provision for income taxes	(1,943)	—
Net income (loss) from continuing operations before income taxes	81,693	(15,780)
Adjustments for:
Changes in fair value(1)	(75,810)	(8,917)
Amortization or impairment of intangibles and impairment of other assets	9,297	9,898
Equity-based compensation	2,157	3,981
Certain non-recurring costs	207	1,974
Adjusted net income (loss) before income taxes	17,544	(8,844)
Benefit (provision) for income taxes	(4,614)	2,137
Adjusted net income (loss)	12,930	(6,707)
Provision (benefit) for income taxes	4,614	(2,137)
Depreciation	361	380
Interest expense on non-funding debt	11,062	8,471
Adjusted EBITDA	$28,967	$7

GAAP PER SHARE MEASURES
Net income (loss) from continuing operations attributable to controlling interest	$32,237	$(5,635)
Basic weighted average shares outstanding	10,177,266	9,648,558
Basic earnings (loss) per share from continuing operations	$3.17	$(0.58)
If-converted method net income (loss) from continuing operations	$77,236	$(5,635)
Diluted weighted average shares outstanding	30,167,024	9,648,558
Diluted earnings (loss) per share from continuing operations	$2.56	$(0.58)

NON-GAAP PER SHARE MEASURES
Adjusted net income (loss)	$12,930	$(6,707)
Exchangeable senior secured notes interest expense(2)	2,609	—
Total	$15,539	$(6,707)
Weighted average shares outstanding	30,167,024	22,943,295
Adjusted earnings (loss) per share	$0.52	$(0.29)

	March 31, 2025	December 31, 2024
Total equity	$394,886	$315,664
Less: Intangible assets, net	207,506	216,342
Tangible equity	$187,380	$99,322
(1) Changes in fair value - The adjustment for changes in fair value includes changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions, deferred purchase price obligations, contingent earnout, warrant liability, and the exchange of our senior notes.
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
4.Retained bonds, at fair value;
5.HMBS related obligations, at fair value; and
6.Nonrecourse debt, at fair value.
The adjustment for changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions is calculated based on changes in fair value associated with the above assets and liabilities calculated in accordance with U.S. GAAP, excluding the period-to-date estimated impact of the change in fair value attributable to current period additions and the change in fair value attributable to post-origination loan advances, accretion, and model amortization (i.e., portfolio run-off), net of hedge gains and losses, and any securitization expenses incurred in securitizing our mortgage loans held for investment, subject to nonrecourse debt. This adjustment represents changes in accounting estimates that are measured in accordance with U.S. GAAP. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices, or discrete events affecting specific borrowers, and such differences could be material. Accordingly, this number should be understood as an estimate, and the actual adjustment could vary if our modeling is incorrect.
Change in fair value of deferred purchase price obligations - We are obligated to pay contingent consideration to sellers of acquired businesses based on future performance of acquired businesses (earnouts) as well as realization of tax benefits from certain exchanges of Class A LLC Units into Class A Common Stock (Tax Receivable Agreements (“TRA”) obligation). Change in fair value of deferred purchase price obligations represents gains or losses due to changes in the estimated fair value of expected payouts as a result of changes in various assumptions, including future performance, FOA stock price, timing and realization of tax benefits, and discount rates.
Change in fair value of contingent earnout - We are entitled to receive certain contingent consideration from the buyers of our disposed businesses based on future performance of those businesses. Change in fair value of contingent earnout represents gains or losses due to changes in the estimated fair value of expected payouts as a result of changes in various assumptions, including future performance and discount rates.
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
Change in fair value related to the exchange of our senior notes - We accounted for the exchange of our senior notes as an extinguishment of the senior unsecured notes and the issuance of the senior secured notes and exchangeable senior secured notes (collectively, the “Secured Notes”). The Secured Notes were initially recorded at fair value and this adjustment is the amortization of the Secured Notes discount.
(2) Exchangeable senior secured notes interest expense - The adjustment for exchangeable senior secured notes interest expense includes interest expense on our exchangeable senior secured notes, excluding amortization of the discount related to the notes, net of an income tax benefit adjustment to apply an effective combined corporate tax rate to the expense.

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
Sources and Uses of Cash
Our primary sources of funds for liquidity include: (i) payments received from the sale or securitization of loans; (ii) proceeds from payments on our outstanding participating interests in loans; and (iii) advances on warehouse facilities, other secured borrowings, and our senior and working capital promissory notes.
Our primary uses of funds for liquidity include: (i) funding of borrower advances and draws on outstanding loans; (ii) originations of loans; (iii) payment of operating expenses; and (iv) repayment of borrowings and repurchases or redemptions of outstanding indebtedness.
Our cash flow from operating activities when combined with net proceeds from our portfolio financing activities, as well as capacity through existing facilities, provide adequate resources to fund our anticipated ongoing cash requirements. We rely on these facilities to fund operating activities. As the facilities mature, management believes it will either renew existing facilities or obtain sufficient additional lines of credit. Future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities including portfolio investing and financing activities, and, if necessary, future access to capital markets. We continue to optimize the use of balance sheet cash to avoid unnecessary interest carrying costs.
Cash Flows
The following table presents amounts from our Condensed Consolidated Statements of Cash Flows (in thousands):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
		(As Restated)
Net cash provided by (used in):
Operating activities	$(92,082)	$(132,243)
Investing activities	45,475	85,153
Financing activities	(3,500)	65,884
Effect of exchange rate changes on cash and cash equivalents	(9)	(17)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(50,116)	$18,777
Net increase in cash and cash equivalents	$4,633	$1,747
Net increase (decrease) in restricted cash	(54,749)	17,030
Our cash and cash equivalents and restricted cash decreased by $50.1 million for the three months ended March 31, 2025 compared to an increase of $18.8 million during the comparable period in 2024. Our cash and cash equivalents, excluding restricted cash, increased $4.6 million for the three months ended March 31, 2025 compared to an increase of $1.7 million during the comparable period in 2024.

Operating Cash Flow
Cash flows from operating activities improved by $40.2 million for the three months ended March 31, 2025 compared to the corresponding 2024 period. The improvement was primarily attributable to changes in payables and other liabilities.
Investing Cash Flow (As Restated)
The decrease of $39.7 million in cash flows from our investing activities during the three months ended March 31, 2025 compared to the 2024 period was primarily attributable to a $56.9 million increase in cash used for purchases and originations of loans held for investment, net of proceeds/payments, and a decrease of $4.7 million in proceeds on the sale of mortgage servicing rights (“MSR”). This was partially offset by an increase of $22.3 million in proceeds/payments on loans held for investment, subject to nonrecourse debt, net of cash used for purchases and originations.
Financing Cash Flow (As Restated)
The decrease of $69.4 million in cash flows from our financing activities during the three months ended March 31, 2025 compared to the 2024 period was primarily driven by a $135.5 million increase in payments on HMBS related obligations, net of proceeds, a $52.1 million decrease in proceeds from other financing lines of credit, net of payments, and a $26.3 million decrease in proceeds related to our notes payable. This was partially offset by a $145.0 million increase in proceeds from issuance of nonrecourse debt, net of payments.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. These covenants are measured at FAH or FAR. The Company was in compliance with the financial covenants as of March 31, 2025. Refer to Note 10 - Other Financing Lines of Credit in the Notes to Condensed Consolidated Financial Statements for additional information.
Compliance Requirements
As an issuer of HMBS, FAR is subject to minimum net worth, liquidity, and leverage requirements as well as minimum insurance coverage established and defined by Ginnie Mae as follows:
Minimum Net Worth
•$5.0 million plus 1% of FAR’s outstanding HMBS and unused commitment authority from Ginnie Mae.
•Adjusted net worth is defined as total equity less certain unacceptable assets, including affiliate receivables.
Minimum Liquidity
•Maintain liquid assets equal to at least 20% of the minimum net worth required for a HMBS issuer.
Minimum Leverage Ratio
•Maintain a ratio of adjusted net worth to total assets greater than 6%.
As of March 31, 2025, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. FAR’s actual ratio of adjusted net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS securitizations as well as its HECM buyout and non-agency reverse mortgage securitizations do not meet the requirements of sale accounting and are not derecognized upon date of transfer. As a result, the Company accounts for HECM loans transferred into HMBS securitizations as well as its HECM buyout and non-agency reverse mortgage securitizations as secured borrowings and continues to recognize the loans as held for investment, subject to HMBS related obligations or nonrecourse debt, along with the corresponding liability for the HMBS related obligations or nonrecourse debt. Based on this, FAR requested and received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of March 31, 2025, FAR was in compliance with applicable requirements.
Refer to Note 15 - Liquidity and Capital Requirements in the Notes to Condensed Consolidated Financial Statements for additional information.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of March 31, 2025, our debt obligations were $29.1 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
HMBS Related Obligations
FAR is an approved issuer of HMBS securities that are guaranteed by Ginnie Mae and collateralized by participation interests in HECM insured by the FHA. We originate HECM insured by the FHA. Participations in the HECM are pooled into HMBS securities, which are sold into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the participating interest requirements because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk, and incidental credit risk due to the buyout of HECM assets as discussed below. As a result, the transfers of the HECM do not qualify for sale accounting, and we, therefore, account for these transfers as secured financings. Holders of participating interests in the HMBS have no recourse against assets other than the underlying HECM loans, remittances, or collateral on those loans while they are in the securitization pools, except for standard representations and warranties and our contractual obligation to service the HECM and the HMBS.
Remittances received on the reverse loans, proceeds received from the sale of real estate owned, and our funds used to repurchase reverse loans are used to reduce the HMBS related obligations by making payments to the securitization pools, which then remit the payments to the beneficial interest holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned properties and events of default as stipulated in the reverse loan agreements with borrowers. As an HMBS issuer, FAR assumes certain obligations related to each security it issues. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once they reach certain limits set at loan origination for the maximum UPB allowed. Performing repurchased loans are generally conveyed to HUD, and nonperforming repurchased loans are generally liquidated in accordance with program requirements.
As of March 31, 2025, we had HMBS related obligations of $18.6 billion and HECM pledged as collateral to the pools of $18.8 billion, both carried at fair value.
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
Refer to Note 8 - HMBS Related Obligations, at Fair Value, in the Notes to Condensed Consolidated Financial Statements for additional information.
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These include non-agency reverse mortgages, reverse mortgage loans that were previously repurchased out of a HMBS pool, which are referred to as HECM buyouts, and commercial mortgage loans. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the Condensed Consolidated Statements of Financial Condition as Loans held for investment, subject to nonrecourse debt, at fair value, and Nonrecourse debt, at fair value. As of March 31, 2025, we had nonrecourse debt-related borrowings of $9.2 billion and loans held for investment pledged as collateral for the nonrecourse debt of $9.6 billion, both carried at fair value.
Refer to Note 9 - Nonrecourse Debt, at Fair Value, in the Notes to Condensed Consolidated Financial Statements for additional information.
Other Financing Lines of Credit
Reverse Mortgage Warehouse Facilities
As of March 31, 2025, we had $1.1 billion in warehouse lines of credit capacity collateralized by first and second lien mortgages with a $513.4 million aggregate principal amount drawn through eight funding facility arrangements with seven active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans, or as loan and security agreements under which eligible loans are pledged to the lender as collateral. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and/or pledge eligible loans to the lender and comply with various financial and other covenants. The facilities generally have one-year terms and expire at various times during 2025 and 2026. Under the facilities, loans are generally transferred and/or pledged at an advance rate less than the principal balance of the loans (the “haircut”), which serves as the primary credit enhancement for the lender. Since the advances to us are generally for less than 100% of the principal balance of the loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is the Secured Overnight Financing Rate, plus applicable margin.
The following table presents additional information about our warehouse facilities as of March 31, 2025 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	Outstanding Balance
Committed	June 2025 - October 2025	$420,000	$312,607
Uncommitted	April 2025(1) - October 2026	690,000	200,750
Total reverse warehouse facilities		$1,110,000	$513,357
(1) The warehouse line of credit with a maturity date in April 2025 has been renewed subsequent to March 31, 2025.
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
•minimum liquidity or minimum liquid assets;
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
Other Secured Lines of Credit
As of March 31, 2025, we collectively had $534.3 million in additional secured facilities with $495.5 million aggregate principal amount drawn through credit agreements or master repurchase agreements with six funding facility arrangements and five active lenders. These facilities are secured by, among other things, eligible asset-backed securities, HECM MSR, and unsecuritized tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under our facilities, we generally transfer the assets at a haircut, which serves as the primary credit enhancement for the lender.
The following table presents additional information about our other financing lines of credit as of March 31, 2025 (in thousands):

Other Secured Lines of Credit	Maturity Date	Total Capacity	Outstanding Balance
Committed	Various(1)	$494,270	$469,542
Uncommitted	October 2025	40,000	25,995
Total other secured lines of credit		$534,270	$495,537
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
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with all financial covenants as of March 31, 2025.
Refer to Note 10 - Other Financing Lines of Credit in the Notes to Condensed Consolidated Financial Statements for additional information.
Notes Payable
Senior Notes Exchange
On November 5, 2020, FOAF issued $350 million aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Unsecured Notes”). On October 31, 2024 (the “Issue Date”), FOAF completed an exchange with certain existing noteholders of the 2025 Unsecured Notes. Existing noteholders, representing 97.892% of the aggregate principal amount outstanding of the 2025 Unsecured Notes, exchanged their respective 2025 Unsecured Notes in consideration for (i) the issuance of (a) $195,783,947 of FOAF’s new 7.875% Senior Secured Notes due November 30, 2026 (the “Senior Secured Notes”), with FOAF’s option to extend until November 30, 2027, (b) $146,793,000 of FOAF’s new 10.000% Exchangeable Senior Secured Notes due November 30, 2029 (the “Exchangeable Secured Notes”), and (ii) cash consideration of $856,555.

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
The Company was in compliance with all required covenants related to the Secured Notes as of March 31, 2025.
2025 Unsecured Notes
The 2025 Unsecured Notes bear interest at a rate of 7.875% per year, payable semi-annually in arrears on May 15 and November 15.
In November 2020, Libman Family Holdings, LLC, purchased a portion of the 2025 Unsecured Notes. In October 2024, the related party exchanged all of their 2025 Unsecured Notes for Secured Notes.
Working Capital Promissory Notes
The Company has two Revolving Working Capital Promissory Note Agreements (the “Working Capital Promissory Notes”) outstanding with BTO Urban Holdings L.L.C. and Libman Family Holdings, LLC, which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 15.0% per annum. On April 28, 2025, the Working Capital Promissory Notes were amended to extend the maturity date from May 25, 2025 to August 1, 2025. Refer to Note 19 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments
The following table provides a summary of contractual obligations as of March 31, 2025 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Nonrecourse debt	$9,548,811	$2,567,083	$4,710,853	$874,476	$1,396,399
Warehouse lines of credit	513,357	482,412	30,945	—	—
Other secured lines of credit	495,537	37,036	69,231	—	389,270
Notes payable(1)	434,955	137,408	150,754	146,793	—
Operating leases	35,672	5,344	9,558	6,747	14,023
Total	$11,028,332	$3,229,283	$4,971,341	$1,028,016	$1,799,692
(1) Amounts exclude the unamortized debt discount and issuance costs.

In addition to the above contractual obligations, we have also been involved with several securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans in the Condensed Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS related obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned properties. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $17.8 billion as of March 31, 2025.
The Company’s TRA obligation will require payments to be made that may be significant and are not reflected in the contractual obligations table above.
We are also required to fund borrower draws on certain loans. These unfunded commitments are not included in the table above. Refer to Note 12 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for additional information.

Critical Accounting Estimates
For a description of our critical accounting estimates, see the Form 10-K filed with the SEC on March 14, 2025, as amended by the Form 10-K/A filed with the SEC on May 20, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our principal market risk is interest rate risk, primarily to changes in long-term U.S. Treasury rates and mortgage interest rates due to their impact on mortgage-related assets. Changes in short-term interest rates will also have an impact on our financing lines of credit.
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
We estimate the fair value of the outstanding mortgage loans and related liabilities using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions used in the model are based on various factors. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques utilized to measure fair value.

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
The following table summarizes the estimated change in the fair value of our significant assets and liabilities sensitive to interest rates as of March 31, 2025 (in thousands):

	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Loans held for investment, subject to HMBS related obligations	$31,369	$(31,197)
Loans held for investment, subject to nonrecourse debt	123,475	(120,653)
Loans held for investment	5,965	(5,842)
Total assets	$160,809	$(157,692)

Increase (decrease) in liabilities
HMBS related obligations	$27,120	$(26,887)
Nonrecourse debt	59,651	(60,980)
Total liabilities	$86,771	$(87,867)

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting discussed below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.

As previously reported, in May 2025, errors were identified in the classification and presentation of amounts associated with certain nonrecourse securitization transactions in the Company’s Consolidated Statements of Cash Flows and the related disclosures within the Notes to Consolidated Financial Statements for the year ended December 31, 2024, and quarterly unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2024, June 30, 2024, and March 31, 2024. Due to the material errors in the classification and presentation of the Company’s Consolidated Statements of Cash Flows and the related disclosures within the Notes to Consolidated Financial Statements, management concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2024.
Management has concluded that the material weakness continued to exist as of March 31, 2025. We identified the control over the preparation and review of the consolidated cash flow statements did not operate effectively in order to prevent or detect the material errors in the classification and presentation of cash flow activities with respect to nonrecourse securitization transactions.
Notwithstanding this material weakness, based on the additional analysis and other post-closing procedures performed, the Company believes the interim unaudited condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q, are fairly presented, in all material respects, in conformity with GAAP.
Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting
As previously described in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2024, we developed a plan to remediate the material weakness which includes the following activities:
a.Enhance control documentation to strengthen the control operating effectiveness and execution consistency of the control over cash flow statement presentation related to nonrecourse debt securitization transactions.
b.Enhance understanding of requirements of Accounting Standards Codification 230, Cash Flows, through additional training of accounting and financial reporting personnel responsible for preparing and reviewing the consolidated statement of cash flows.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting given that the circumstances that led to the restatement described herein had not yet been identified and the associated remedial efforts were not yet implemented.

Part II - Other Information

Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 11 - Litigation in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Item 1A. Risk Factors” included in the Form 10-K/A filed with the SEC on May 20, 2025.
In addition to the other information included in this Report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” included in the Form 10-K/A, as well as the factors identified under “Forward-Looking Statements” prior to the beginning of Part I, Item 1 of this Quarterly Report and the items identified in “Other Recent Events” within Part I, Item 2 of this Quarterly Report and as may be updated in subsequent filings with the SEC, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Form 10-K/A and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans
During the three months ended March 31, 2025, none of our directors or Section 16 officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Finance of America Companies Inc.
Date:	May 20, 2025	By:	/s/ Matthew A. Engel
Matthew A. Engel
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)