Form 10-Q/A
period 2024-06-30
Finance of America Companies Inc.
filed 2025-05-23
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q/A
(Amendment No. 1)
______________________
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

As of May 16, 2025, there were issued and outstanding 11,059,266 shares of the registrant’s Class A Common Stock, par value $0.0001, and 14 shares of the registrant’s Class B Common Stock, par value $0.0001.

EXPLANATORY NOTE

Finance of America Companies Inc. (“we,” “us,” “our,” “FOA,” or the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Form 10-Q/A” or the “Amended 10-Q”) to amend and restate certain information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which was filed with the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”) on August 9, 2024 (the “Original 10-Q”).
Background
As described in the Company’s Current Report on Form 8-K, dated May 14, 2025, in connection with the preparation of the unaudited condensed consolidated financial statements and related disclosures for the quarter ended March 31, 2025, errors were identified in the classification and presentation of amounts associated with certain nonrecourse securitization transactions in the Company’s Condensed Consolidated Statements of Cash Flows and the related disclosures within the Notes to Condensed Consolidated Financial Statements included in the Original 10-Q.
As part of the Company’s normal course of business, the Company securitizes its non-agency mortgage loans into nonrecourse debt obligations. As such, the Company records nonrecourse debt on the Condensed Consolidated Statements of Financial Condition, which represents the outstanding bonds from the Company’s securitizations.
The Company’s securitizations are generally callable at or following the optional redemption date defined in each related indenture agreement. As part of the Company’s normal course of business, the Company has historically exercised its optional redemption rights with respect to certain securitization transactions in conjunction with a new securitization (the transactions, collectively, the “Call and Reissue Transactions”). For each quarterly period during 2024, the Company incorrectly reported the cash flows related to these Call and Reissue Transactions on a net basis within the Condensed Consolidated Statements of Cash Flows rather than on a gross basis.
Additionally, the Company identified certain cash activity associated with the Company’s nonrecourse securitization transactions that was incorrectly classified between Net cash provided by (used in) investing activities and Net cash provided by financing activities on the Condensed Consolidated Statements of Cash Flows.
Refer to Note 1 - Organization and Description of Business in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q/A for additional information.
Items Amended in this Filing
This Amended 10-Q presents the Original 10-Q, amended and restated in its entirety, for the convenience of the reader, with modifications to the following items to reflect the foregoing restatement:
•Cover Page
•Forward-Looking Statements
•Part I, Item 1. Financial Statements (Unaudited)
•Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4. Controls and Procedures
•Part II, Item 1A. Risk Factors
•Part II, Item 6. Exhibits
The exhibit list included in Part II, Item 6. Exhibits herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1, and 32.2.
Except as described above and in Note 1 - Organization and Description of Business in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q/A, this Amended 10-Q does not amend, update, or change any other items or disclosures in the Original 10-Q and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended 10-Q speaks only as of the date the Original 10-Q was filed, and we have not undertaken herein to amend, supplement, or update any information contained in the Original 10-Q to give effect to any subsequent events. Accordingly, this Amended 10-Q should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q.
For the year-ended December 31, 2024, the Company amended our Annual Report on Form 10-K/A, filed with the SEC on May 20, 2025. Concurrently with the filing of this Amended 10-Q, the Company is filing an amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

Internal Control Considerations
As a result of the information described above, the Company’s management has identified a material weakness in the Company’s internal control over financial reporting and concluded that its internal control over financial reporting and disclosure controls and procedures were ineffective for the quarter ended June 30, 2024. Refer to Part I, Item 4. Controls and Procedures for further information.

Finance of America Companies Inc. Quarterly Report on Form 10-Q Table of Contents

Forward-Looking Statements
This Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2024 (the “Form 10-Q”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the United States of America (the “U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the control of Finance of America Companies Inc. (the “Company”). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “budgets,” “forecasts,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including those risks described below. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of this report. Results for any specified quarter are not necessarily indicative of the results that may be expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. In addition to the other information in the Form 10-Q, the following risk factors should be considered carefully in evaluating the Company and our business:
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

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Restricted cash	$189,968	$168,010
Loans held for investment, subject to nonrecourse debt, at fair value	8,032,665	7,881,566
Loans held for investment, at fair value	215,182	—
Other assets, net	61,885	68,178
TOTAL ASSETS	$8,499,700	$8,117,754

LIABILITIES
Nonrecourse debt, at fair value	$7,684,093	$7,531,412
Other financing lines of credit	168,774	—
Payables and other liabilities	793	546
TOTAL LIABILITIES	$7,853,660	$7,531,958

NET CARRYING VALUE OF ASSETS IN VIEs	$646,040	$585,796

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
PORTFOLIO INTEREST INCOME
Interest income	$478,091	$414,661	$942,070	$725,625
Interest expense	(412,618)	(349,582)	(806,422)	(597,969)
NET PORTFOLIO INTEREST INCOME	65,473	65,079	135,648	127,656

OTHER INCOME (EXPENSE)
Net origination gains	40,260	32,926	79,917	57,401
Gain on securitization of home equity conversion mortgages (“HECM”) tails, net	11,031	5,604	21,757	9,995
Fair value changes from model amortization	(47,813)	(55,238)	(105,421)	(105,504)
Fair value changes from market inputs or model assumptions	11,260	(162,410)	24,822	(49,719)
Net fair value changes on loans and related obligations	14,738	(179,118)	21,075	(87,827)
Fee income	7,880	13,824	14,116	20,176
Gain (loss) on sale and other income from loans held for sale, net	216	(4,054)	302	(16,480)
Non-funding interest expense, net	(9,268)	(7,628)	(17,420)	(14,567)
NET OTHER INCOME (EXPENSE)	13,566	(176,976)	18,073	(98,698)

TOTAL REVENUES	79,039	(111,897)	153,721	28,958

EXPENSES
Salaries, benefits, and related expenses	35,053	51,098	74,076	91,912
Loan production and portfolio related expenses	5,662	6,934	14,275	14,926
Loan servicing expenses	7,632	8,638	15,850	15,274
Marketing and advertising expenses	10,706	8,719	19,218	10,675
Depreciation and amortization	9,753	12,372	19,431	22,477
General and administrative expenses	16,241	22,244	33,512	38,518
TOTAL EXPENSES	85,047	110,005	176,362	193,782
IMPAIRMENT OF OTHER ASSETS	—	—	(600)	—
OTHER, NET	2,240	(1,937)	3,693	(1,001)
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,768)	(223,839)	(19,548)	(165,825)
Provision (benefit) for income taxes from continuing operations	1,153	(3,215)	1,153	(683)
NET LOSS FROM CONTINUING OPERATIONS	(4,921)	(220,624)	(20,701)	(165,142)
NET LOSS FROM DISCONTINUED OPERATIONS	(203)	(1,857)	(4,727)	(42,747)
NET LOSS	(5,124)	(222,481)	(25,428)	(207,889)
Net loss from continuing operations attributable to noncontrolling interest	(2,937)	(141,005)	(13,082)	(104,250)
Net loss from discontinued operations attributable to noncontrolling interest	(98)	(2,336)	(2,719)	(27,553)
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(1,984)	(79,619)	(7,619)	(60,892)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(105)	479	(2,008)	(15,194)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(2,089)	$(79,140)	$(9,627)	$(76,086)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
EARNINGS PER SHARE (Note 20)
Basic weighted average shares outstanding	9,898,182	8,740,986	9,773,370	7,577,797
Basic net loss per share from continuing operations	$(0.20)	$(9.11)	$(0.78)	$(8.04)
Basic net loss per share	$(0.21)	$(9.05)	$(0.99)	$(10.04)
Diluted weighted average shares outstanding	23,084,189	8,740,986	23,013,742	7,577,797
Diluted net loss per share from continuing operations	$(0.29)	$(9.11)	$(0.88)	$(8.04)
Diluted net loss per share	$(0.30)	$(9.05)	$(1.06)	$(10.04)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (in thousands)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
NET LOSS	$(5,124)	$(222,481)	$(25,428)	$(207,889)
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	(30)	(45)	(47)	19
TOTAL COMPREHENSIVE LOSS	(5,154)	(222,526)	(25,475)	(207,870)
Less: Comprehensive loss attributable to noncontrolling interest	(3,052)	(143,371)	(15,828)	(131,791)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(2,102)	$(79,155)	$(9,647)	$(76,079)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at March 31, 2024	9,656,175	$1	15	$—	$950,597	$(721,921)	$(266)	13,288,191	$27,312	$255,723
Net loss	—	—	—	—	—	(2,089)	—	—	(3,035)	(5,124)
Equity-based compensation, net	—	—	—	—	1,595	—	—	—	—	1,595
Conversion of LLC Units for Class A Common Stock	110	—	—	—	—	—	—	(110)	—	—
Settlement of long-term incentive plan (“LTIP”) restricted stock units (“RSUs”), net	102,120	—	—	—	210	—	—	(102,120)	(210)	—
Settlement of other RSUs	278,441	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(118,653)	—	—	—	(867)	—	—	—	—	(867)
Foreign currency translation adjustment	—	—	—	—	—	—	(30)	—	—	(30)
Balance at June 30, 2024	9,918,193	$1	15	$—	$951,535	$(724,010)	$(296)	13,185,961	$24,067	$251,297

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at March 31, 2023	8,558,003	$1	15	$—	$926,918	$(631,241)	$(209)	14,355,998	$194,963	$490,432
Net loss	—	—	—	—	—	(79,140)	—	—	(143,341)	(222,481)
Equity-based compensation, net	—	—	—	—	7,252	—	—	—	—	7,252
Conversion of LLC Units for Class A Common Stock	48	—	—	—	—	—	—	(48)	—	—
Settlement of LTIP RSUs, net	201,588	—	—	—	3,171	—	—	(201,588)	(3,172)	(1)
Settlement of other RSUs	117,920	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(114,768)	—	—	—	(1,422)	—	—	—	—	(1,422)
Foreign currency translation adjustment	—	—	—	—	—	—	(45)	—	—	(45)
Balance at June 30, 2023	8,762,791	$1	15	$—	$935,919	$(710,381)	$(254)	14,154,362	$48,450	$273,735

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2023	9,634,074	$1	15	$—	$946,938	$(714,383)	$(249)	13,297,081	$40,100	$272,407
Net loss	—	—	—	—	—	(9,627)	—	—	(15,801)	(25,428)
Equity-based compensation, net	—	—	—	—	5,364	—	—	—	—	5,364
Conversion of LLC Units for Class A Common Stock	171	—	—	—	—	—	—	(171)	—	—
Settlement of LTIP RSUs, net	110,949	—	—	—	232	—	—	(110,949)	(232)	—
Settlement of other RSUs	305,625	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(132,626)	—	—	—	(999)	—	—	—	—	(999)
Foreign currency translation adjustment	—	—	—	—	—	—	(47)	—	—	(47)
Balance at June 30, 2024	9,918,193	$1	15	$—	$951,535	$(724,010)	$(296)	13,185,961	$24,067	$251,297

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2022	6,342,335	$1	14	$—	$888,493	$(634,295)	$(273)	12,445,330	$150,915	$404,841
Net loss	—	—	—	—	—	(76,086)	—	—	(131,803)	(207,889)
Equity-based compensation, net	—	—	—	—	15,361	—	—	—	—	15,361
Conversion of LLC Units for Class A Common Stock	408	—	—	—	4	—	—	(408)	(4)	—
Settlement of LTIP RSUs, net	259,859	—	—	—	3,920	—	—	(259,859)	(3,830)	90
Settlement of other RSUs	130,281	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(144,004)	—	—	—	(1,859)	—	—	—	—	(1,859)
Issuance of shares (Note 19 - Related-Party Transactions)	2,173,912	—	—	—	30,000	—	—	—	—	30,000
Issuance of units (Note 3 - Acquisitions)	—	—	1	—	—	—	—	1,969,299	33,172	33,172
Foreign currency translation adjustment	—	—	—	—	—	—	19	—	—	19
Balance at June 30, 2023	8,762,791	$1	15	$—	$935,919	$(710,381)	$(254)	14,154,362	$48,450	$273,735

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
	(As Restated)
Operating Activities(1)
Net loss	$(25,428)	$(207,889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	(210,813)	323,571
Net cash provided by (used in) operating activities	(236,241)	115,682

Investing Activities(1)
Purchases and originations of loans held for investment	(1,345,758)	(1,577,211)
Proceeds/payments received on loans held for investment	1,084,082	895,538
Purchases and originations of loans held for investment, subject to nonrecourse debt	(22,236)	(47,505)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	527,359	738,395
Proceeds on sale of mortgage servicing rights (“MSR”)	5,516	84,029
Acquisition of American Advisors Group net assets	—	(140,854)
Proceeds from sale of businesses	3,000	5,262
Other investing activities, net	(166)	(3,974)
Net cash provided by (used in) investing activities	251,797	(46,320)

Financing Activities(1)
Proceeds from issuance of HMBS related obligations	971,926	921,390
Payments on HMBS related obligations	(1,039,423)	(887,395)
Proceeds from issuance of nonrecourse debt	1,058,107	1,187,235
Payments on nonrecourse debt	(1,160,573)	(878,800)
Proceeds from other financing lines of credit	2,745,746	2,556,906
Payments on other financing lines of credit	(2,593,381)	(2,940,162)
Changes in notes payable	27,047	12,790
Issuance of Class A Common Stock	—	30,000
Other financing activities, net	(3,146)	(869)
Net cash provided by financing activities	6,303	1,095

Effect of exchange rate changes on cash and cash equivalents	(47)	19
Net increase in cash and cash equivalents and restricted cash	21,812	70,476
Cash and cash equivalents and restricted cash, beginning of period(1)	224,801	277,436
Cash and cash equivalents and restricted cash, end of period(1)	$246,613	$347,912

Cash and cash equivalents	$46,509	$82,058
Restricted cash	200,104	265,854
Total cash and cash equivalents and restricted cash, end of period(1)	$246,613	$347,912

Supplementary Cash Flows Information
Cash paid for interest	$178,646	$140,159
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	5,424	3,685
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
Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended June 30, 2024, errors were identified in the classification and presentation of amounts associated with certain nonrecourse securitization transactions in the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and the related disclosures within Note 5 - Variable Interest Entities and Securitizations and Note 6 - Fair Value.
As part of the Company’s normal course of business, the Company securitizes its non-agency mortgage loans into nonrecourse debt obligations. As such, the Company records nonrecourse debt on the Condensed Consolidated Statements of Financial Condition, which represents the outstanding bonds from the Company’s securitizations.
The Company’s securitizations are generally callable at or following the optional redemption date defined in each related indenture agreement. As part of the Company’s normal course of business, the Company has historically exercised its optional redemption rights with respect to certain securitization transactions in conjunction with a new securitization (the transactions, collectively, the “Call and Reissue Transactions”). For the six months ended June 30, 2024, the Company incorrectly reported the cash flows related to these Call and Reissue Transactions on a net basis within the Condensed Consolidated Statements of Cash Flows rather than on a gross basis.
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
The following tables present the effect of the restatement on the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and the related disclosures within Note 5 - Variable Interest Entities and Securitizations and Note 6 - Fair Value.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Cash Flows
The following table presents the effect of the restatement on the Company’s previously reported Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 (in thousands):

	For the six months ended June 30, 2024
	As Previously Reported	Adjustments	As Restated
Investing Activities
Purchases and originations of loans held for investment	$(1,366,450)	$20,692	$(1,345,758)
Proceeds/payments received on loans held for investment	1,086,741	(2,659)	1,084,082
Proceeds/payments on loans held for investment, subject to nonrecourse debt	493,853	33,506	527,359
Net cash provided by investing activities	200,258	51,539	251,797

Financing Activities
Proceeds from issuance of nonrecourse debt	388,203	669,904	1,058,107
Payments on nonrecourse debt	(439,130)	(721,443)	(1,160,573)
Net cash provided by financing activities	57,842	(51,539)	6,303
Variable Interest Entities and Securitizations
The following table presents the effect of the restatement on the Company’s previously reported amount of outstanding principal balances paid off as part of our redemptions of securitized notes within Note 5 - Variable Interest Entities and Securitizations for the three and six months ended June 30, 2024 (in millions):

	As Previously Reported	Adjustments	As Restated
Three months ended June 30, 2024	$380.4	$(119.6)	$260.8
Six months ended June 30, 2024	805.1	(143.9)	661.2
Fair Value
The following tables present the effect of the restatement on the Company’s previously reported Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs within Note 6 - Fair Value for the three and six months ended June 30, 2024 (in thousands):

	Loans held for investment			Loans held for investment, subject to nonrecourse debt
Three months ended June 30, 2024	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total gain included in earnings	$289,317	$18,033	$307,350	$162,480	$(2,174)	$160,306
Purchases and additions	682,246	(20,692)	661,554	11,714	—	11,714
Sales and settlements	(535,391)	2,659	(532,732)	(305,634)	2,174	(303,460)

	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability
Three months ended June 30, 2024	As Previously Reported	Adjustments	As Restated
Total loss included in earnings	$(150,699)	$(15,859)	$(166,558)
Purchases and additions	(260,018)	(268,592)	(528,610)
Settlements	255,323	284,451	539,774

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Loans held for investment			Loans held for investment, subject to nonrecourse debt
Six months ended June 30, 2024	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total gain included in earnings	$893,799	$18,033	$911,832	$186,079	$33,506	$219,585
Purchases and additions	1,366,450	(20,692)	1,345,758	22,236	—	22,236
Sales and settlements	(1,086,741)	2,659	(1,084,082)	(493,853)	(33,506)	(527,359)

	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability
Six months ended June 30, 2024	As Previously Reported	Adjustments	As Restated
Total loss included in earnings	$(206,186)	$(51,539)	$(257,725)
Purchases and additions	(388,203)	(669,904)	(1,058,107)
Settlements	432,455	721,443	1,153,898

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
During the three and six months ended June 30, 2024, the Company redeemed outstanding securitized notes related to certain non-agency reverse product securitizations. As part of the redemptions, the Company paid off notes with outstanding principal balances of $260.8 million (as restated) and $661.2 million (as restated), respectively. The notes were paid off at par.
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
Level 3
Tax Receivable Agreements (“TRA”) obligation	The fair value is derived through the use of a DCF model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3
Warrant liability
Warrants	The warrants are valued based on the closing market price of the applicable date of the Condensed Consolidated Statements of Financial Condition.	Level 1

	June 30, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
CPR	NM	21.1%	NM	20.1%
Loss frequency	NM	4.2%	NM	4.5%
Loss severity	3.5% - 14.4%	3.6%	3.4% - 12.9%	3.5%
Discount rate	NM	5.3%	NM	5.0%
Average draw rate	NM	1.1%	NM	1.1%
Loans held for investment, subject to nonrecourse debt:
HECM buyouts - securitized (nonperforming)
CPR	NM	41.0%	NM	39.8%
Loss frequency	23.1% - 100.0%	49.8%	23.1% - 100%	51.0%
Loss severity	3.5% - 14.4%	6.4%	3.4% - 12.8%	6.4%
Discount rate	NM	8.9%	NM	8.6%
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.2	NM	7.4
CPR	NM	15.3%	NM	15.1%
Loss severity	3.5% - 14.4%	5.5%	3.4% - 12.8%	6.9%
Discount rate	NM	8.5%	NM	8.2%
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	9.8	NM	9.7
LTV	0.0% - 84.8%	45.8%	0.0% - 79.6%	45.9%
CPR	NM	14.8%	NM	14.7%
Loss severity	NM	10.0%	NM	10.0%
HPA	(4.4)% - 8.9%	3.5%	(9.8)% - 7.6%	3.3%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Discount rate	NM	7.3%	NM	6.9%
Commercial mortgage loans - securitized
SMM	NM	8.6%	NM	10.7%
Discount rate	NM	19.8%	NM	16.5%
Loss rate	NM	5.1%	NM	1.0%
Loans held for investment:
Inventory buyouts
CPR	NM	41.6%	NM	41.5%
Loss frequency	NM	44.9%	NM	48.2%
Loss severity	3.5% - 14.4%	5.6%	3.4% - 12.8%	5.1%
Discount rate	NM	8.9%	NM	8.6%
Non-agency reverse mortgage loans
WAL (in years)	NM	11.7	NM	12.1
LTV	4.3% - 71.4%	34.8%	3.9% - 53.8%	33.8%
CPR	NM	14.7%	NM	14.4%
Loss severity	NM	10.0%	NM	10.0%
HPA	(4.4)% - 8.9%	3.4%	(9.8)% - 7.6%	3.1%
Discount rate	NM	7.2%	NM	6.9%
Commercial mortgage loans
SMM	NM	—%	NM	73.6%
CDR	NM	9.2%	NM	25.6%
Discount rate	9.9% - 21.1%	9.9%	9.6% - 20.0%	13.2%
Other assets:
Retained bonds
WAL (in years)	2.3 - 23.0	4.8	2.3 - 23.4	4.9
Discount rate	(34.3)% - 12.7%	7.5%	(31.2)% - 12.3%	6.7%

Liabilities
HMBS related obligations
CPR	NM	24.2%	NM	23.8%
Discount rate	NM	5.3%	NM	5.0%
Nonrecourse debt:
Reverse mortgage loans:
Performing/Nonperforming HECM securitizations
WAL (in years)	0.4 - 0.5	0.5	NM	0.9
CPR	26.4% - 28.6%	27.6%	21.5% - 22.3%	21.9%
Discount rate	NM	10.6%	NM	10.0%
Securitized non-agency reverse
WAL (in years)	0.8 - 11.0	5.0	0.8 - 11.2	4.5
CPR	0.0% - 23.7%	13.8%	10.6% - 22.3%	14.7%
Discount rate	NM	7.3%	NM	7.0%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Nonrecourse commercial loan financing liability
WAL (in months)	NM	3.9	NM	1.8
Weighted average SMM	NM	19.5%	NM	33.3%
Discount rate	NM	9.6%	NM	9.1%
Deferred purchase price liabilities
TRA obligation
Discount rate	NM	39.6%	NM	33.0%

Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$18,196,092	$—	$—	$18,196,092
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,368,983	—	—	8,368,983
Commercial mortgage loans	49,212	—	—	49,212
Loans held for investment:
Reverse mortgage loans	677,229	—	—	677,229
Commercial mortgage loans	497	—	—	497
Other assets:
Loans held for sale - residential mortgage loans	1,154	—	1,154	—
Retained bonds	41,893	—	—	41,893
Total assets	$27,335,060	$—	$1,154	$27,333,906

Liabilities
HMBS related obligations	$17,980,232	$—	$—	$17,980,232
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	8,038,866	—	—	8,038,866
Nonrecourse commercial loan financing liability	11,842	—	—	11,842
Deferred purchase price liabilities:
Deferred purchase price liabilities	1,834	—	—	1,834
TRA obligation	3,703	—	—	3,703
Warrant liability	116	116	—	—
Total liabilities	$26,036,593	$116	$—	$26,036,477

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$17,548,763	$—	$—	$17,548,763
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,138,403	—	—	8,138,403
Commercial mortgage loans	133,990	—	—	133,990
Loans held for investment:
Reverse mortgage loans	574,271	—	—	574,271
Commercial mortgage loans	957	—	—	957
Other assets:
Loans held for sale - residential mortgage loans	4,246	—	4,246	—
Retained bonds	44,297	—	—	44,297
MSR	6,436	—	—	6,436
Loan purchase commitments	630	—	630	—
Total assets	$26,451,993	$—	$4,876	$26,447,117

Liabilities
HMBS related obligations	$17,353,720	$—	$—	$17,353,720
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,876,932	—	—	7,876,932
Nonrecourse commercial loan financing liability	27,268	—	—	27,268
Deferred purchase price liabilities:
Deferred purchase price liabilities	4,318	—	—	4,318
TRA obligation	4,537	—	—	4,537
Warrant liability	1,150	1,150	—	—
Total liabilities	$25,267,925	$1,150	$—	$25,266,775

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Assets
	Loans held for investment	Loans held for investment, subject to nonrecourse debt	MSR	Retained bonds
Three months ended June 30, 2024	(As Restated)	(As Restated)
Beginning balance	$18,586,682	$8,407,602	$783	$42,906
Total gain (loss) included in earnings	307,350	160,306	—	(171)
Purchases, settlements, and transfers:
Purchases and additions	661,554	11,714	—	—
Sales and settlements	(532,732)	(303,460)	(783)	(842)
Transfers in (out) between categories	(149,036)	142,033	—	—
Ending balance	$18,873,818	$8,418,195	$—	$41,893

	Liabilities
	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation
Three months ended June 30, 2024		(As Restated)
Beginning balance	$(17,827,060)	$(7,883,472)	$(14,424)	$(2,794)	$(4,824)
Total gain (loss) included in earnings	(206,450)	(166,558)	(112)	823	1,121
Purchases, settlements, and transfers:
Purchases and additions	(503,406)	(528,610)	—	—	—
Settlements	556,684	539,774	2,694	137	—
Ending balance	$(17,980,232)	$(8,038,866)	$(11,842)	$(1,834)	$(3,703)

	Assets
	Loans held for investment	Loans held for investment, subject to nonrecourse debt	MSR	Retained bonds
Six months ended June 30, 2024	(As Restated)	(As Restated)
Beginning balance	$18,123,991	$8,272,393	$6,436	$44,297
Total gain (loss) included in earnings	911,832	219,585	(920)	(913)
Purchases, settlements, and transfers:
Purchases and additions	1,345,758	22,236	—	—
Sales and settlements	(1,084,082)	(527,359)	(5,516)	(1,491)
Transfers in (out) between categories	(423,681)	431,340	—	—
Ending balance	$18,873,818	$8,418,195	$—	$41,893

	Liabilities
	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation
Six months ended June 30, 2024		(As Restated)
Beginning balance	$(17,353,720)	$(7,876,932)	$(27,268)	$(4,318)	$(4,537)
Total gain (loss) included in earnings	(694,009)	(257,725)	8,751	2,347	834
Purchases, settlements, and transfers:
Purchases and additions	(971,926)	(1,058,107)	—	—	—
Settlements	1,039,423	1,153,898	6,675	137	—
Ending balance	$(17,980,232)	$(8,038,866)	$(11,842)	$(1,834)	$(3,703)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Assets
Three months ended June 30, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds
Beginning balance	$17,360,529	$8,374,827	$18,743	$13,713	$47,048
Total gain (loss) included in earnings	159,828	(219,848)	(523)	207	(610)
Purchases, settlements, and transfers:
Purchases and additions	701,918	20,524	—	—	—
Sales and settlements	(488,514)	(406,433)	(9,059)	(4,464)	(868)
Transfers in (out) between categories	(165,010)	159,344	1,534	—	—
Ending balance	$17,568,751	$7,928,414	$10,695	$9,456	$45,570

	Liabilities
Three months ended June 30, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(16,407,629)	$(7,955,875)	$(75,689)	$(988)	$(4,522)	$(2,202)
Total gain (loss) included in earnings	(132,962)	95,135	(388)	—	480	1,105
Purchases, settlements, and transfers:
Purchases and additions	(627,721)	(467,262)	(4,965)	—	—	—
Settlements	502,777	590,473	22,026	988	—	—
Ending balance	$(16,665,535)	$(7,737,529)	$(59,016)	$—	$(4,042)	$(1,097)

	Assets
Six months ended June 30, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Purchase commitments
Beginning balance	$12,022,098	$7,454,638	$161,861	$95,096	$46,439	$9,356
Total gain (loss) included in earnings	404,587	78,788	(1,351)	(1,161)	421	—
Purchases, settlements, and transfers:
Purchases and additions	7,164,192	47,505	40,468	405	—	—
Sales and settlements	(895,456)	(739,757)	(207,397)	(84,884)	(1,290)	(9,356)
Transfers in (out) between categories	(1,126,670)	1,087,240	17,114	—	—	—
Ending balance	$17,568,751	$7,928,414	$10,695	$9,456	$45,570	$—

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Liabilities
Six months ended June 30, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(10,996,755)	$(7,175,857)	$(106,758)	$(60,562)	$(137)	$(3,781)
Total gain (loss) included in earnings	(280,413)	(142,180)	(7)	748	—	2,684
Purchases, settlements, and transfers:
Purchases and additions	(6,275,762)	(1,106,761)	(27,565)	—	(3,905)	—
Settlements	887,395	687,269	75,314	59,814	—	—
Ending balance	$(16,665,535)	$(7,737,529)	$(59,016)	$—	$(4,042)	$(1,097)

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
Restatement of Previously Issued Financial Statements
As previously discussed under the heading “Explanatory Note,” we are restating our previously issued unaudited condensed consolidated financial statements and related notes for the quarter ended June 30, 2024. Refer to Note 1 - Organization and Description of Business in the Notes to Condensed Consolidated Financial Statements in this Amended 10-Q for additional information.
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” does not substantively amend, update, or change any disclosures or analysis contained in the Original 10-Q, and accordingly, does not reflect any information or events occurring after August 9, 2024, the filing date of the Original 10-Q, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein. The Liquidity and Capital Resources section within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated to reflect the restatement.

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

Cash Flows
The following table presents amounts from our Condensed Consolidated Statements of Cash Flows (in thousands):

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
	(As Restated)
Net cash provided by (used in):
Operating activities	$(236,241)	$115,682
Investing activities	251,797	(46,320)
Financing activities	6,303	1,095
Effect of exchange rate changes on cash and cash equivalents	(47)	19
Net increase in cash and cash equivalents and restricted cash(1)	$21,812	$70,476
Net increase (decrease) in cash and cash equivalents	$27	$(15,303)
Net increase in restricted cash	21,785	85,779
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
Investing Cash Flow (As Restated)
The increase of $298.1 million in cash provided by our investing activities during the six months ended June 30, 2024 compared to the 2023 period was primarily attributable to a $420.0 million decrease in cash used for purchases and originations of loans held for investment, net of proceeds/payments, and a $140.9 million cash outlay for the AAG Transaction in the 2023 period. This was partially offset by a decrease of $185.8 million in proceeds/payments on loans held for investment, subject to nonrecourse debt, net of cash used for purchases and originations, and a decrease of $78.5 million in proceeds from the sale of MSR.
Financing Cash Flow (As Restated)
The increase of $5.2 million in cash provided by our financing activities during the six months ended June 30, 2024 compared to the 2023 period was primarily driven by a $535.6 million increase in proceeds on other financing lines of credit, net of payments. This was partially offset by a $410.9 million increase in payments on nonrecourse debt, net of proceeds, and by a $101.5 million increase in payments on HMBS related obligations, net of proceeds.
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
Evaluation of Disclosure Controls and Procedures
At the time of filing of the Original 10-Q, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024. Subsequent to that evaluation, in connection with the restatement described in this Form 10-Q/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Amended 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to the material weakness described below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.
As previously reported, in May 2025, errors were identified in the classification and presentation of amounts associated with certain nonrecourse securitization transactions in the Company’s Consolidated Statements of Cash

Flows and the related disclosures within the Notes to Consolidated Financial Statements for the year ended December 31, 2024, and quarterly unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2024, June 30, 2024, and March 31, 2024. Due to the material errors in the classification and presentation of the Company’s Consolidated Statements of Cash Flows and the related disclosures within the Notes to Consolidated Financial Statements, management concluded that a material weakness in our internal control over financial reporting existed as of June 30, 2024.
Notwithstanding this material weakness, based on the additional analysis and other post-closing procedures performed, the Company believes the interim unaudited condensed consolidated financial statements and other financial information included in this Amended 10-Q, are fairly presented, in all material respects, in conformity with GAAP.
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

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp; Finance of America Equity Capital LLC; Finance of America Companies Inc.; RPLY Merger Sub LLC; RPLY BLKR Merger Sub LLC; Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P.; Blackstone Tactical Opportunities Associates – NQ L.L.C.; the Sellers; and the Seller Representative.	8-K	2.1	4/7/2021
2.2	Letter Agreement, dated April 1, 2021, by and among Seller Representative and Replay.	8-K	2.2	4/7/2021
2.3	Letter Agreement, dated April 5, 2021, by and among Seller Representative and Replay.	8-K	2.3	4/7/2021

2.4	Letter Agreement, dated March 31, 2021, by and among Family Holdings; TMO; BTO Urban; BTO Urban Holdings II L.P.; and ESC.	8-K	2.4	4/7/2021
3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.2	4/7/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.1	7/26/2024
3.3	Amended and Restated Bylaws of Finance of America Companies Inc.	8-K	3.3	4/7/2021
31.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Section 13(r) Disclosure.	10-Q	99.1	8/9/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X
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

Finance of America Companies Inc.
Date:	May 23, 2025	By:	/s/ Matthew A. Engel
Matthew A. Engel
Chief Financial Officer
(Principal Financial Officer)