Form 10-Q/A
period 2024-09-30
Finance of America Companies Inc.
filed 2025-05-23
CIK 1828937

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

EXPLANATORY NOTE

Finance of America Companies Inc. (“we,” “us,” “our,” “FOA,” or the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Form 10-Q/A” or the “Amended 10-Q”) to amend and restate certain information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, which was filed with the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”) on November 8, 2024 (the “Original 10-Q”).
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
Additionally, the Company identified certain cash activity associated with the Company’s nonrecourse securitization transactions that was incorrectly classified between Net cash provided by investing activities and Net cash provided by financing activities on the Condensed Consolidated Statements of Cash Flows.
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
For the year-ended December 31, 2024, the Company amended our Annual Report on Form 10-K/A, filed with the SEC on May 20, 2025. Concurrently with the filing of this Amended 10-Q, the Company is filing an amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Internal Control Considerations
As a result of the information described above, the Company’s management has identified a material weakness in the Company’s internal control over financial reporting and concluded that its internal control over financial reporting and disclosure controls and procedures were ineffective for the quarter ended September 30, 2024. Refer to Part I, Item 4. Controls and Procedures for further information.

Finance of America Companies Inc. Quarterly Report on Form 10-Q Table of Contents

Forward-Looking Statements
This Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2024 (the “Form 10-Q”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the United States of America (the “U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the control of Finance of America Companies Inc. (the “Company”). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “budgets,” “forecasts,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including those risks described below. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of this report. Results for any specified quarter are not necessarily indicative of the results that may be expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. In addition to the other information in the Form 10-Q, the following risk factors should be considered carefully in evaluating the Company and our business:
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

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Restricted cash	$167,399	$168,010
Loans held for investment, subject to nonrecourse debt, at fair value	8,712,720	7,881,566
Loans held for investment, at fair value	222,609	—
Other assets, net	54,817	68,178
TOTAL ASSETS	$9,157,545	$8,117,754

LIABILITIES
Nonrecourse debt, at fair value	$8,171,187	$7,531,412
Other financing lines of credit	174,874	—
Payables and other liabilities	904	546
TOTAL LIABILITIES	$8,346,965	$7,531,958

NET CARRYING VALUE OF ASSETS IN VIEs	$810,580	$585,796

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
PORTFOLIO INTEREST INCOME
Interest income	$489,900	$443,999	$1,431,970	$1,169,624
Interest expense	(426,839)	(372,459)	(1,233,261)	(970,428)
NET PORTFOLIO INTEREST INCOME	63,061	71,540	198,709	199,196

OTHER INCOME (EXPENSE)
Net origination gains	57,216	31,376	137,133	88,777
Gain on securitization of home equity conversion mortgages (“HECM”) tails, net	10,560	7,100	32,317	17,095
Fair value changes from model amortization	(43,753)	(56,882)	(149,174)	(162,386)
Fair value changes from market inputs or model assumptions	204,154	(122,449)	228,976	(172,168)
Net fair value changes on loans and related obligations	228,177	(140,855)	249,252	(228,682)
Fee income	8,054	13,201	22,170	33,377
Gain (loss) on sale and other income from loans held for sale, net	—	(6,984)	302	(23,464)
Non-funding interest expense, net	(9,219)	(7,342)	(26,639)	(21,909)
NET OTHER INCOME (EXPENSE)	227,012	(141,980)	245,085	(240,678)

TOTAL REVENUES	290,073	(70,440)	443,794	(41,482)

EXPENSES
Salaries, benefits, and related expenses	31,083	48,557	105,159	140,469
Loan production and portfolio related expenses	6,946	6,370	21,221	21,296
Loan servicing expenses	7,772	8,000	23,622	23,274
Marketing and advertising expenses	10,325	11,491	29,543	22,166
Depreciation and amortization	9,777	9,954	29,208	32,431
General and administrative expenses	14,405	21,054	47,917	59,572
TOTAL EXPENSES	80,308	105,426	256,670	299,208
IMPAIRMENT OF OTHER ASSETS	—	(558)	(600)	(558)
OTHER, NET	(1,592)	3,853	2,101	2,852
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	208,173	(172,571)	188,625	(338,396)
Provision (benefit) for income taxes from continuing operations	4,425	(103)	5,578	(786)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	203,748	(172,468)	183,047	(337,610)
NET LOSS FROM DISCONTINUED OPERATIONS	—	(2,464)	(4,727)	(45,211)
NET INCOME (LOSS)	203,748	(174,932)	178,320	(382,821)
Net income (loss) from continuing operations attributable to noncontrolling interest	119,545	(107,940)	106,463	(212,190)
Net loss from discontinued operations attributable to noncontrolling interest	—	(1,629)	(2,719)	(29,182)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	84,203	(64,528)	76,584	(125,420)
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	—	(835)	(2,008)	(16,029)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$84,203	$(65,363)	$74,576	$(141,449)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
EARNINGS (LOSS) PER SHARE (Note 20)
Basic weighted average shares outstanding	9,924,671	8,772,623	9,824,171	7,980,449
Basic earnings (loss) per share from continuing operations	$8.48	$(7.36)	$7.80	$(15.72)
Basic earnings (loss) per share	$8.48	$(7.45)	$7.59	$(17.72)
Diluted weighted average shares outstanding	23,159,304	8,772,623	23,062,616	7,980,449
Diluted earnings (loss) per share from continuing operations	$7.50	$(7.36)	$6.65	$(15.72)
Diluted earnings (loss) per share	$7.50	$(7.45)	$6.47	$(17.72)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
NET INCOME (LOSS)	$203,748	$(174,932)	$178,320	$(382,821)
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	23	33	(24)	52
TOTAL COMPREHENSIVE INCOME (LOSS)	203,771	(174,899)	178,296	(382,769)
Less: Comprehensive income (loss) attributable to noncontrolling interest	119,558	(109,548)	103,730	(241,339)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$84,213	$(65,351)	$74,566	$(141,430)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at June 30, 2024	9,918,193	$1	15	$—	$951,535	$(724,010)	$(296)	13,185,961	$24,067	$251,297
Net income	—	—	—	—	—	84,203	—	—	119,545	203,748
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(100)	(100)
Equity-based compensation, net	—	—	—	—	1,516	—	—	—	—	1,516
Conversion of LLC Units for Class A Common Stock	6	—	—	—	—	—	—	(6)	—	—
Settlement of other restricted stock units (“RSUs”)	11,569	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(3,966)	—	—	—	(28)	—	—	—	—	(28)
Foreign currency translation adjustment	—	—	—	—	—	—	23	—	—	23
Balance at September 30, 2024	9,925,802	$1	15	$—	$953,023	$(639,807)	$(273)	13,185,955	$143,512	$456,456

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at June 30, 2023	8,762,791	$1	15	$—	$935,919	$(710,381)	$(254)	14,154,362	$48,450	$273,735
Net loss	—	—	—	—	—	(65,363)	—	—	(109,569)	(174,932)
Equity-based compensation, net	—	—	—	—	4,976	—	—	—	—	4,976
Conversion of LLC Units for Class A Common Stock	77	—	—	—	—	—	—	(77)	—	—
Settlement of long-term incentive plan (“LTIP”) RSUs, net	18,246	—	—	—	32	—	—	(18,246)	(33)	(1)
Settlement of other RSUs	8,246	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(11,373)	—	—	—	(202)	—	—	—	—	(202)
Foreign currency translation adjustment	—	—	—	—	—	—	33	—	—	33
Balance at September 30, 2023	8,777,987	$1	15	$—	$940,725	$(775,744)	$(221)	14,136,039	$(61,152)	$103,609

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2023	9,634,074	$1	15	$—	$946,938	$(714,383)	$(249)	13,297,081	$40,100	$272,407
Net income	—	—	—	—	—	74,576	—	—	103,744	178,320
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(100)	(100)
Equity-based compensation, net	—	—	—	—	6,880	—	—	—	—	6,880
Conversion of LLC Units for Class A Common Stock	177	—	—	—	—	—	—	(177)	—	—
Settlement of LTIP RSUs, net	110,949	—	—	—	232	—	—	(110,949)	(232)	—
Settlement of other RSUs	317,194	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(136,592)	—	—	—	(1,027)	—	—	—	—	(1,027)
Foreign currency translation adjustment	—	—	—	—	—	—	(24)	—	—	(24)
Balance at September 30, 2024	9,925,802	$1	15	$—	$953,023	$(639,807)	$(273)	13,185,955	$143,512	$456,456

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity

Balance at December 31, 2022	6,342,335	$1	14	$—	$888,493	$(634,295)	$(273)	12,445,330	$150,915	$404,841
Net loss	—	—	—	—	—	(141,449)	—	—	(241,372)	(382,821)
Equity-based compensation, net	—	—	—	—	20,337	—	—	—	—	20,337
Conversion of LLC Units for Class A Common Stock	485	—	—	—	4	—	—	(485)	(4)	—
Settlement of LTIP RSUs, net	278,105	—	—	—	3,952	—	—	(278,105)	(3,863)	89
Settlement of other RSUs	138,527	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(155,377)	—	—	—	(2,061)	—	—	—	—	(2,061)
Issuance of shares (Note 19 - Related-Party Transactions)	2,173,912	—	—	—	30,000	—	—	—	—	30,000
Issuance of units (Note 3 - Acquisitions)	—	—	1	—	—	—	—	1,969,299	33,172	33,172
Foreign currency translation adjustment	—	—	—	—	—	—	52	—	—	52
Balance at September 30, 2023	8,777,987	$1	15	$—	$940,725	$(775,744)	$(221)	14,136,039	$(61,152)	$103,609

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
	(As Restated)
Operating Activities(1)
Net income (loss)	$178,320	$(382,821)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(495,930)	372,588
Net cash used in operating activities	(317,610)	(10,233)

Investing Activities(1)
Purchases and originations of loans held for investment	(2,060,824)	(2,335,404)
Proceeds/payments received on loans held for investment	1,629,450	1,445,778
Purchases and originations of loans held for investment, subject to nonrecourse debt	(31,080)	(63,551)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	729,728	1,082,012
Proceeds on sale of mortgage servicing rights (“MSR”)	5,516	85,628
Acquisition of American Advisors Group net assets	—	(140,854)
Proceeds from sale of businesses (net of cash transferred)	3,000	71,166
Other investing activities, net	(191)	(5,444)
Net cash provided by investing activities	275,599	139,331

Financing Activities(1)
Proceeds from issuance of HMBS related obligations	1,457,360	1,553,957
Payments on HMBS related obligations	(1,622,531)	(1,433,751)
Proceeds from issuance of nonrecourse debt	1,799,518	1,695,339
Payments on nonrecourse debt	(1,745,936)	(1,378,154)
Proceeds from other financing lines of credit	4,492,107	3,530,606
Payments on other financing lines of credit	(4,366,018)	(4,133,161)
Changes in notes payable	27,047	12,340
Issuance of Class A Common Stock	—	30,000
Other financing activities, net	(3,998)	(1,148)
Net cash provided by (used in) financing activities	37,549	(123,972)

Effect of exchange rate changes on cash and cash equivalents	24	52
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,438)	5,178
Cash and cash equivalents and restricted cash, beginning of period(1)	224,801	277,436
Cash and cash equivalents and restricted cash, end of period(1)	$220,363	$282,614

Cash and cash equivalents	$44,258	$66,341
Restricted cash	176,105	216,273
Total cash and cash equivalents and restricted cash, end of period(1)	$220,363	$282,614

Supplementary Cash Flows Information
Cash paid for interest	$274,887	$210,840
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	5,424	3,685
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
Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended September 30, 2024, errors were identified in the classification and presentation of amounts associated with certain nonrecourse securitization transactions in the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and the related disclosures within Note 5 - Variable Interest Entities and Securitizations and Note 6 - Fair Value.
As part of the Company’s normal course of business, the Company securitizes its non-agency mortgage loans into nonrecourse debt obligations. As such, the Company records nonrecourse debt on the Condensed Consolidated Statements of Financial Condition, which represents the outstanding bonds from the Company’s securitizations.
The Company’s securitizations are generally callable at or following the optional redemption date defined in each related indenture agreement. As part of the Company’s normal course of business, the Company has historically exercised its optional redemption rights with respect to certain securitization transactions in conjunction with a new securitization (the transactions, collectively, the “Call and Reissue Transactions”). For the nine months ended September 30, 2024, the Company incorrectly reported the cash flows related to these Call and Reissue Transactions on a net basis within the Condensed Consolidated Statements of Cash Flows rather than on a gross basis.
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
The following tables present the effect of the restatement on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and the related disclosures within Note 5 - Variable Interest Entities and Securitizations and Note 6 - Fair Value.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Cash Flows
The following table presents the effect of the restatement on the Company’s previously reported Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (in thousands):

	For the nine months ended September 30, 2024
	As Previously Reported	Adjustments	As Restated
Investing Activities
Purchases and originations of loans held for investment	$(2,084,750)	$23,926	$(2,060,824)
Proceeds/payments received on loans held for investment	1,581,575	47,875	1,629,450
Proceeds/payments on loans held for investment, subject to nonrecourse debt	671,528	58,200	729,728
Net cash provided by investing activities	145,598	130,001	275,599

Financing Activities
Proceeds from issuance of nonrecourse debt	813,870	985,648	1,799,518
Payments on nonrecourse debt	(630,287)	(1,115,649)	(1,745,936)
Net cash provided by financing activities	167,550	(130,001)	37,549
Variable Interest Entities and Securitizations
The following table presents the effect of the restatement on the Company’s previously reported amount of outstanding principal balances paid off as part of our redemptions of securitized notes within Note 5 - Variable Interest Entities and Securitizations for the nine months ended September 30, 2024 (in millions):

Nine months ended September 30, 2024	As Previously Reported	Adjustments	As Restated
Outstanding principal balance	$1,188.0	$(143.9)	$1,044.1
Fair Value
The following tables present the effect of the restatement on the Company’s previously reported Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs within Note 6 - Fair Value for the three and nine months ended September 30, 2024 (in thousands):

	Loans held for investment			Loans held for investment, subject to nonrecourse debt
Three months ended September 30, 2024	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total gain included in earnings	$487,239	$53,768	$541,007	$483,014	$24,694	$507,708
Purchases and additions	718,300	(3,234)	715,066	8,844	—	8,844
Sales and settlements	(494,834)	(50,534)	(545,368)	(177,675)	(24,694)	(202,369)

	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability
Three months ended September 30, 2024	As Previously Reported	Adjustments	As Restated
Total loss included in earnings	$(249,488)	$(78,462)	$(327,950)
Purchases and additions	(425,667)	(315,744)	(741,411)
Settlements	185,592	394,206	579,798

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Loans held for investment			Loans held for investment, subject to nonrecourse debt
Nine months ended September 30, 2024	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total gain included in earnings	$1,381,038	$71,801	$1,452,839	$669,093	$58,200	$727,293
Purchases and additions	2,084,750	(23,926)	2,060,824	31,080	—	31,080
Sales and settlements	(1,581,575)	(47,875)	(1,629,450)	(671,528)	(58,200)	(729,728)

	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability
Nine months ended September 30, 2024	As Previously Reported	Adjustments	As Restated
Total loss included in earnings	$(455,674)	$(130,001)	$(585,675)
Purchases and additions	(813,870)	(985,648)	(1,799,518)
Settlements	618,047	1,115,649	1,733,696

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
During the three and nine months ended September 30, 2024, the Company redeemed outstanding securitized notes related to certain non-agency reverse product securitizations. As part of the redemptions, the Company paid off notes with outstanding principal balances of $382.9 million and $1,044.1 million (as restated), respectively. The notes were paid off at par.
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
Level 3
Tax Receivable Agreements (“TRA”) obligation	The fair value is derived through the use of a DCF model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3

	September 30, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
WAL (in years)	NM	3.3	NM	3.4
CPR	NM	20.2%	NM	20.1%
Loss frequency	NM	4.6%	NM	4.5%
Loss severity	3.5% - 15.0%	3.5%	3.4% - 12.9%	3.5%
Discount rate	NM	4.6%	NM	5.0%
Average draw rate	NM	1.1%	NM	1.1%
Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	9.8	NM	9.7
LTV	0.0% - 97.2%	46.5%	0.0% - 79.6%	45.9%
CPR	NM	15.0%	NM	14.7%
Loss severity	NM	10.0%	NM	10.0%
HPA	(5.2)% - 8.6%	3.6%	(9.8)% - 7.6%	3.3%
Discount rate	NM	6.5%	NM	6.9%
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.1	NM	7.4
CPR	NM	15.4%	NM	15.1%
Loss severity	3.5% - 15.0%	5.6%	3.4% - 12.8%	6.9%
Discount rate	NM	7.4%	NM	8.2%
HECM buyouts - securitized (nonperforming)
CPR	NM	40.8%	NM	39.8%
Loss frequency	23.1% - 100.0%	48.0%	23.1% - 100.0%	51.0%
Loss severity	3.5% - 15.0%	6.2%	3.4% - 12.8%	6.4%
Discount rate	NM	7.8%	NM	8.6%
Commercial mortgage loans - securitized
SMM	NM	8.3%	NM	10.7%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Discount rate	NM	19.5%	NM	16.5%
Loss rate	NM	8.1%	NM	1.0%
Loans held for investment:
Non-agency reverse mortgage loans
WAL (in years)	NM	9.2	NM	12.1
LTV	0.6% - 68.1%	35.6%	3.9% - 53.8%	33.8%
CPR	NM	17.5%	NM	14.4%
Loss severity	NM	10.0%	NM	10.0%
HPA	(5.2)% - 7.8%	3.4%	(9.8)% - 7.6%	3.1%
Discount rate	NM	6.5%	NM	6.9%
Inventory buyouts
CPR	NM	41.4%	NM	41.5%
Loss frequency	NM	43.5%	NM	48.2%
Loss severity	3.5% - 15.0%	5.6%	3.4% - 12.8%	5.1%
Discount rate	NM	7.8%	NM	8.6%
Commercial mortgage loans
SMM	NM	—%	NM	73.6%
CDR	NM	9.2%	NM	25.6%
Discount rate	8.7% - 12.4%	8.7%	9.6% - 20.0%	13.2%
Other assets:
Retained bonds
WAL (in years)	2.2 - 22.8	4.8	2.3 - 23.4	4.9
Discount rate	(1.4)% - 13.0%	6.8%	(31.2)% - 12.3%	6.7%

Liabilities
HMBS related obligations
CPR	NM	23.6%	NM	23.8%
Discount rate	NM	4.5%	NM	5.0%
Nonrecourse debt:
Reverse mortgage loans:
Securitized non-agency reverse
WAL (in years)	0.1 - 11.0	3.2	0.8 - 11.2	4.5
CPR	11.6% - 64.5%	17.4%	10.6% - 22.3%	14.7%
Discount rate	NM	6.3%	NM	7.0%
Performing/Nonperforming HECM securitizations
WAL (in years)	NM	0.2	NM	0.9
CPR	34.7% - 35.2%	35.0%	21.5% - 22.3%	21.9%
Discount rate	NM	9.9%	NM	10.0%
Nonrecourse commercial loan financing liability
WAL (in months)	NM	3.7	NM	1.8
Weighted average SMM	NM	18.5%	NM	33.3%
Discount rate	NM	8.4%	NM	9.1%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2024		December 31, 2023
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Deferred purchase price liabilities
TRA obligation
Discount rate	NM	34.8%	NM	33.0%

Fair Value of Assets and Liabilities
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$18,521,337	$—	$—	$18,521,337
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	9,063,459	—	—	9,063,459
Commercial mortgage loans	33,910	—	—	33,910
Loans held for investment:
Reverse mortgage loans	702,858	—	—	702,858
Commercial mortgage loans	498	—	—	498
Other assets:
Retained bonds	42,777	—	—	42,777
Loans held for sale - residential mortgage loans	1,151	—	1,151	—
Total assets	$28,365,990	$—	$1,151	$28,364,839

Liabilities
HMBS related obligations	$18,292,043	$—	$—	$18,292,043
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	8,528,429	—	—	8,528,429
Nonrecourse commercial loan financing liability	8,690	—	—	8,690
Deferred purchase price liabilities:
Deferred purchase price liabilities	5,501	—	—	5,501
TRA obligation	3,934	—	—	3,934
Total liabilities	$26,838,597	$—	$—	$26,838,597

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$17,548,763	$—	$—	$17,548,763
Loans held for investment, subject to nonrecourse debt:
Reverse mortgage loans	8,138,403	—	—	8,138,403
Commercial mortgage loans	133,990	—	—	133,990
Loans held for investment:
Reverse mortgage loans	574,271	—	—	574,271
Commercial mortgage loans	957	—	—	957
Other assets:
Retained bonds	44,297	—	—	44,297
Loans held for sale - residential mortgage loans	4,246	—	4,246	—
MSR	6,436	—	—	6,436
Loan purchase commitments	630	—	630	—
Total assets	$26,451,993	$—	$4,876	$26,447,117

Liabilities
HMBS related obligations	$17,353,720	$—	$—	$17,353,720
Nonrecourse debt:
Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	7,876,932	—	—	7,876,932
Nonrecourse commercial loan financing liability	27,268	—	—	27,268
Deferred purchase price liabilities:
Deferred purchase price liabilities	4,318	—	—	4,318
TRA obligation	4,537	—	—	4,537
Warrant liability	1,150	1,150	—	—
Total liabilities	$25,267,925	$1,150	$—	$25,266,775

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Assets
	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Retained bonds
Three months ended September 30, 2024	(As Restated)	(As Restated)
Beginning balance	$18,873,818	$8,418,195	$41,893
Total gain included in earnings	541,007	507,708	1,976
Purchases, settlements, and transfers:
Purchases and additions	715,066	8,844	—
Sales and settlements	(545,368)	(202,369)	(1,092)
Transfers in (out) between categories	(359,830)	364,991	—
Ending balance	$19,224,693	$9,097,369	$42,777

	Liabilities
Three months ended September 30, 2024	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation
		(As Restated)
Beginning balance	$(17,980,232)	$(8,038,866)	$(11,842)	$(1,834)	$(3,703)
Total loss included in earnings	(409,485)	(327,950)	(2,413)	(3,667)	(231)
Purchases, settlements, and transfers:
Purchases and additions	(485,434)	(741,411)	—	—	—
Settlements	583,108	579,798	5,565	—	—
Ending balance	$(18,292,043)	$(8,528,429)	$(8,690)	$(5,501)	$(3,934)

	Assets
Nine months ended September 30, 2024	Loans held for investment	Loans held for investment, subject to nonrecourse debt	MSR	Retained bonds
	(As Restated)	(As Restated)
Beginning balance	$18,123,991	$8,272,393	$6,436	$44,297
Total gain (loss) included in earnings	1,452,839	727,293	(920)	1,063
Purchases, settlements, and transfers:
Purchases and additions	2,060,824	31,080	—	—
Sales and settlements	(1,629,450)	(729,728)	(5,516)	(2,583)
Transfers in (out) between categories	(783,511)	796,331	—	—
Ending balance	$19,224,693	$9,097,369	$—	$42,777

	Liabilities
Nine months ended September 30, 2024	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation
		(As Restated)
Beginning balance	$(17,353,720)	$(7,876,932)	$(27,268)	$(4,318)	$(4,537)
Total gain (loss) included in earnings	(1,103,494)	(585,675)	6,338	(1,320)	603
Purchases, settlements, and transfers:
Purchases and additions	(1,457,360)	(1,799,518)	—	—	—
Settlements	1,622,531	1,733,696	12,240	137	—
Ending balance	$(18,292,043)	$(8,528,429)	$(8,690)	$(5,501)	$(3,934)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Assets
Three months ended September 30, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds
Beginning balance	$17,568,751	$7,928,414	$10,695	$9,456	$45,570
Total gain (loss) included in earnings	245,104	(66,140)	1,146	87	(1,778)
Purchases, settlements, and transfers:
Purchases and additions	758,193	16,045	—	—	—
Sales and settlements	(546,046)	(344,162)	(8,450)	(1,599)	(941)
Transfers in (out) between categories	(373,131)	378,602	1	—	—
Ending balance	$17,652,871	$7,912,759	$3,392	$7,944	$42,851

	Liabilities
Three months ended September 30, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Deferred purchase price liabilities	TRA obligation	Sale commitments
Beginning balance	$(16,665,535)	$(7,737,529)	$(59,016)	$(4,042)	$(1,097)	$—
Total gain (loss) included in earnings	(226,421)	(7,301)	28	(621)	92	(1,095)
Purchases, settlements, and transfers:
Purchases and additions	(632,568)	(448,394)	—	—	—	—
Settlements	546,356	413,027	26,615	—	—	—
Ending balance	$(16,978,168)	$(7,780,197)	$(32,373)	$(4,663)	$(1,005)	$(1,095)

	Assets
Nine months ended September 30, 2023	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	MSR	Retained bonds	Purchase commitments
Beginning balance	$12,022,098	$7,454,638	$161,861	$95,096	$46,439	$9,356
Total gain (loss) included in earnings	649,691	12,648	(205)	(1,074)	(1,357)	—
Purchases, settlements, and transfers:
Purchases and additions	7,922,385	63,550	40,468	405	—	—
Sales and settlements	(1,441,502)	(1,083,919)	(215,847)	(86,483)	(2,231)	(9,356)
Transfers in (out) between categories	(1,499,801)	1,465,842	17,115	—	—	—
Ending balance	$17,652,871	$7,912,759	$3,392	$7,944	$42,851	$—

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Liabilities
Nine months ended September 30, 2023	HMBS related obligations	Nonrecourse debt in consolidated VIE trusts and reverse loan financing liability	Nonrecourse commercial loan financing liability	Nonrecourse MSR financing liability	Deferred purchase price liabilities	TRA obligation	Sale commitments
Beginning balance	$(10,996,755)	$(7,175,857)	$(106,758)	$(60,562)	$(137)	$(3,781)	$—
Total gain (loss) included in earnings	(506,834)	(149,481)	21	748	(621)	2,776	(1,095)
Purchases, settlements, and transfers:
Purchases and additions	(6,908,330)	(1,555,155)	(27,565)	—	(3,905)	—	—
Settlements	1,433,751	1,100,296	101,929	59,814	—	—	—
Ending balance	$(16,978,168)	$(7,780,197)	$(32,373)	$—	$(4,663)	$(1,005)	$(1,095)

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
Restatement of Previously Issued Financial Statements
As previously discussed under the heading “Explanatory Note,” we are restating our previously issued unaudited condensed consolidated financial statements and related notes for the quarter ended September 30, 2024. Refer to Note 1 - Organization and Description of Business in the Notes to Condensed Consolidated Financial Statements in this Amended 10-Q for additional information.
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” does not substantively amend, update, or change any disclosures or analysis contained in the Original 10-Q, and accordingly, does not reflect any information or events occurring after November 8, 2024, the filing date of the Original 10-Q, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein. The Liquidity and Capital Resources section within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated to reflect the restatement.

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

Cash Flows
The following table presents amounts from our Condensed Consolidated Statements of Cash Flows (in thousands):

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
	(As Restated)
Net cash provided by (used in):
Operating activities	$(317,610)	$(10,233)
Investing activities	275,599	139,331
Financing activities	37,549	(123,972)
Effect of exchange rate changes on cash and cash equivalents	24	52
Net increase (decrease) in cash and cash equivalents and restricted cash(1)	$(4,438)	$5,178
Net decrease in cash and cash equivalents	$(2,224)	$(31,020)
Net increase (decrease) in restricted cash	(2,214)	36,198
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
Investing Cash Flow (As Restated)
The increase of $136.3 million in cash provided by our investing activities during the nine months ended September 30, 2024 compared to the 2023 period was primarily attributable to a $458.3 million decrease in cash used for purchases and originations of loans held for investment, net of proceeds/payments, and a $140.9 million cash outlay for the AAG Transaction in the 2023 period. This was partially offset by a decrease of $319.8 million in proceeds/payments on loans held for investment, subject to nonrecourse debt, net of cash used for purchases and originations, a decrease of $80.1 million in proceeds from the sale of MSR, and a decrease in net proceeds from the sale of businesses of $68.2 million.
Financing Cash Flow (As Restated)
The increase of $161.5 million in cash provided by our financing activities during the nine months ended September 30, 2024 compared to the 2023 period was primarily driven by a $728.6 million increase in proceeds on other financing lines of credit, net of payments. This was partially offset by a $263.6 million increase in payments on nonrecourse debt, net of proceeds, and by a $285.4 million increase in payments on HMBS related obligations, net of proceeds.
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
Evaluation of Disclosure Controls and Procedures
At the time of filing of the Original 10-Q, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024. Subsequent to that evaluation, in connection with the restatement described in this Form 10-Q/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Amended 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to the material weakness described below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.
As previously reported, in May 2025, errors were identified in the classification and presentation of amounts associated with certain nonrecourse securitization transactions in the Company’s Consolidated Statements of Cash Flows and the related disclosures within the Notes to Consolidated Financial Statements for the year ended December 31, 2024, and quarterly unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2024, June 30, 2024, and March 31, 2024. Due to the material errors in the classification and presentation of the Company’s Consolidated Statements of Cash Flows and the related disclosures within the Notes to Consolidated Financial Statements, management concluded that a material weakness in our internal control over financial reporting existed as of September 30, 2024.
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

Officer	Title	Number of Options
Graham A. Fleming	Chief Executive Officer	200,000
Kristen N. Sieffert	President	150,000
Matthew A. Engel	Chief Financial Officer	45,000
Jeremy E. Prahm	Chief Investment Officer	200,000

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp; Finance of America Equity Capital LLC; Finance of America Companies Inc.; RPLY Merger Sub LLC; RPLY BLKR Merger Sub LLC; Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P.; Blackstone Tactical Opportunities Associates – NQ L.L.C.; the Sellers; and the Seller Representative.	8-K	2.1	4/7/2021
2.2	Letter Agreement, dated April 1, 2021, by and among Seller Representative and Replay.	8-K	2.2	4/7/2021
2.3	Letter Agreement, dated April 5, 2021, by and among Seller Representative and Replay.	8-K	2.3	4/7/2021
2.4	Letter Agreement, dated March 31, 2021, by and among Family Holdings; TMO; BTO Urban; BTO Urban Holdings II L.P.; and ESC.	8-K	2.4	4/7/2021
3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.2	4/7/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.1	7/26/2024
3.3	Amended and Restated Bylaws of Finance of America Companies Inc.	8-K	3.3	4/7/2021
10.1	Form of Option to Acquire LLC Units	10-Q	10.1	11/8/2024
31.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Section 13(r) Disclosure.	10-Q	99.1	11/8/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X
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