Form 10-Q
period 2025-06-30
Finance of America Companies Inc.
filed 2025-08-11
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 6, 2025, 11,079,270 shares of the registrant’s Class A Common Stock, par value $0.0001, and 14 shares of the registrant’s Class B Common Stock, par value $0.0001, were issued and outstanding.

Finance of America Companies Inc. Quarterly Report on Form 10-Q Table of Contents

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Form 10-Q”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the United States of America (the “U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the control of Finance of America Companies Inc. (the “Company”). These statements include, but are not limited to, statements related to our expectations regarding our repurchase of Blackstone’s equity stake and related transactions and our ability to realize the anticipated benefits of these transactions, the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “budgets,” “forecasts,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including those risks described below. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of the Form 10-Q. Results for any specified quarter are not necessarily indicative of the results that may be expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. In addition to the other information in the Form 10-Q, the following risk factors should be considered carefully in evaluating the Company and our business:
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

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Please refer to “Part I—Item 1A. Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2025, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A, filed with the SEC on May 20, 2025, for further information on these and other risk factors affecting us, as such factors may be amended and updated from time to time in the Company’s subsequent periodic filings with the SEC, which are or will be accessible on the SEC’s website at www.sec.gov.
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

PART I - Financial Information Item 1. Financial Statements
Finance of America Companies Inc. Condensed Consolidated Statements of Financial Condition (in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$46,476	$47,383
Restricted cash	190,176	254,585
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related obligations, at fair value	18,858,220	18,669,962
Loans held for investment, subject to nonrecourse debt, at fair value	9,888,492	9,288,403
Loans held for investment, at fair value	634,935	520,103
Intangible assets, net	198,209	216,342
Other assets, net	329,677	157,261
Assets of discontinued operations	1,264	2,451
TOTAL ASSETS	$30,147,449	$29,156,490

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$18,643,094	$18,444,370
Nonrecourse debt, at fair value	9,426,194	8,954,068
Other financing lines of credit	1,076,434	918,247
Notes payable, net (includes amounts due to related parties of $162,283 as of both June 30, 2025 and December 31, 2024)	383,941	374,511
Payables and other liabilities	139,350	137,953
Liabilities of discontinued operations	5,011	11,677
TOTAL LIABILITIES	29,674,024	28,840,826
Commitments and Contingencies (Note 11)
EQUITY
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 11,502,488 and 10,360,299 shares issued, respectively, and 11,076,638 and 9,934,449 shares outstanding, respectively	1	1
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized; 14 and 15 shares issued and outstanding, respectively	—	—
Additional paid-in capital	959,306	954,469
Accumulated deficit	(633,763)	(698,895)
Accumulated other comprehensive loss	(283)	(276)
Noncontrolling interest	148,164	60,365
TOTAL EQUITY	473,425	315,664
TOTAL LIABILITIES AND EQUITY	$30,147,449	$29,156,490

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

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Restricted cash	$183,849	$248,905
Loans held for investment, subject to nonrecourse debt, at fair value	9,499,796	8,904,303
Loans held for investment, at fair value	276,450	168,641
Other assets, net:
Loans held for sale - reverse mortgage loans, at fair value	133,534	—
Other, net	50,921	53,400
TOTAL ASSETS	$10,144,550	$9,375,249

LIABILITIES
Nonrecourse debt, at fair value	$9,055,755	$8,588,301
Other financing lines of credit	211,808	136,157
Payables and other liabilities	1,314	1,277
TOTAL LIABILITIES	$9,268,877	$8,725,735

NET CARRYING VALUE OF ASSETS IN VIEs	$875,673	$649,514

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
PORTFOLIO INTEREST INCOME
Interest income	$481,800	$478,091	$962,402	$942,070
Interest expense	(422,336)	(412,618)	(832,503)	(806,422)
NET PORTFOLIO INTEREST INCOME	59,464	65,473	129,899	135,648

OTHER INCOME (EXPENSE)
Net origination gains	56,058	40,260	102,096	79,917
Gain on securitization of home equity conversion mortgage (“HECM”) tails, net	10,855	11,031	21,336	21,757
Fair value changes from model amortization	(35,456)	(47,813)	(76,412)	(105,421)
Fair value changes from market inputs or model assumptions	94,939	11,260	183,202	24,822
Net fair value changes on loans and related obligations	126,396	14,738	230,222	21,075
Fee income	6,739	8,096	13,085	14,418
Non-funding interest expense, net	(15,223)	(9,268)	(30,135)	(17,420)
NET OTHER INCOME (EXPENSE)	117,912	13,566	213,172	18,073

TOTAL REVENUES	177,376	79,039	343,071	153,721

EXPENSES
Salaries, benefits, and related expenses	36,974	35,053	70,904	74,076
Loan production and portfolio related expenses	9,462	5,662	20,792	14,275
Loan servicing expenses	7,525	7,632	15,266	15,850
Marketing and advertising expenses	12,265	10,706	22,996	19,218
Depreciation and amortization	9,654	9,753	19,312	19,431
General and administrative expenses	13,180	16,241	26,159	33,512
TOTAL EXPENSES	89,060	85,047	175,429	176,362
IMPAIRMENT OF OTHER ASSETS	—	—	—	(600)
OTHER, NET	(6,361)	2,240	(3,994)	3,693
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	81,955	(3,768)	163,648	(19,548)
Provision for income taxes from continuing operations	2,132	1,153	4,075	1,153
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	79,823	(4,921)	159,573	(20,701)
NET LOSS FROM DISCONTINUED OPERATIONS	—	(203)	(4,750)	(4,727)
NET INCOME (LOSS)	79,823	(5,124)	154,823	(25,428)
Net income (loss) from continuing operations attributable to noncontrolling interest	44,900	(2,937)	92,413	(13,082)
Net loss from discontinued operations attributable to noncontrolling interest	—	(98)	(2,722)	(2,719)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	34,923	(1,984)	67,160	(7,619)
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	—	(105)	(2,028)	(2,008)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$34,923	$(2,089)	$65,132	$(9,627)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
EARNINGS (LOSS) PER SHARE (Note 16)
Basic weighted average shares outstanding	11,041,337	9,898,182	10,611,689	9,773,370
Basic earnings (loss) per share from continuing operations	$3.16	$(0.20)	$6.33	$(0.78)
Basic earnings (loss) per share	$3.16	$(0.21)	$6.14	$(0.99)
Diluted weighted average shares outstanding	30,137,247	23,084,189	30,152,054	23,013,742
Diluted earnings (loss) per share from continuing operations	$2.13	$(0.29)	$4.69	$(0.88)
Diluted earnings (loss) per share	$2.13	$(0.30)	$4.56	$(1.06)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
NET INCOME (LOSS)	$79,823	$(5,124)	$154,823	$(25,428)
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	2	(30)	(7)	(47)
TOTAL COMPREHENSIVE INCOME (LOSS)	79,825	(5,154)	154,816	(25,475)
Less: Comprehensive income (loss) attributable to noncontrolling interest	44,901	(3,052)	89,687	(15,828)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$34,924	$(2,102)	$65,129	$(9,647)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Class A LLC Units	Amount	Total Equity
Balance at March 31, 2025	10,711,674	$1	14	$—	$961,044	$(668,686)	$(285)	13,219,379	$102,812	$394,886
Net income	—	—	—	—	—	34,923	—	—	44,900	79,823
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(205)	(205)
Equity-based compensation, net	—	—	—	—	1,990	—	—	—	657	2,647
Conversion of Class A LLC Units for Class A Common Stock	25	—	—	—	—	—	—	(25)	—	—
Settlement of restricted stock units (“RSUs”)	540,275	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(175,336)	—	—	—	(3,728)	—	—	—	—	(3,728)
Foreign currency translation adjustment	—	—	—	—	—	—	2	—	—	2
Balance at June 30, 2025	11,076,638	$1	14	$—	$959,306	$(633,763)	$(283)	13,219,354	$148,164	$473,425

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Balance at March 31, 2024	9,656,175	$1	15	$—	$950,597	$(721,921)	$(266)	13,288,191	$27,312	$255,723
Net loss	—	—	—	—	—	(2,089)	—	—	(3,035)	(5,124)
Equity-based compensation, net	—	—	—	—	1,595	—	—	—	—	1,595
Conversion of Class A LLC Units for Class A Common Stock	110	—	—	—	—	—	—	(110)	—	—
Settlement of long-term incentive plan (“LTIP”) RSUs, net	102,120	—	—	—	210	—	—	(102,120)	(210)	—
Settlement of other RSUs	278,441	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(118,653)	—	—	—	(867)	—	—	—	—	(867)
Foreign currency translation adjustment	—	—	—	—	—	—	(30)	—	—	(30)
Balance at June 30, 2024	9,918,193	$1	15	$—	$951,535	$(724,010)	$(296)	13,185,961	$24,067	$251,297

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Balance at December 31, 2024	9,934,449	$1	15	$—	$954,469	$(698,895)	$(276)	13,891,768	$60,365	$315,664
Net income	—	—	—	—	—	65,132	—	—	89,691	154,823
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(288)	(288)
Equity-based compensation, net	—	—	—	—	3,490	—	—	—	1,314	4,804
Conversion of Class A LLC Units for Class A Common Stock	775,025	—	—	—	5,114	—	—	(775,025)	(5,114)	—
Settlement of RSUs	543,900	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(176,736)	—	—	—	(3,767)	—	—	—	—	(3,767)
Issuance of Class A LLC Units	—	—	—	—	—	—	—	102,611	2,196	2,196
Class B share retirement	—	—	(1)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(7)	—	—	(7)
Balance at June 30, 2025	11,076,638	$1	14	$—	$959,306	$(633,763)	$(283)	13,219,354	$148,164	$473,425

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Class A Common Stock		Class B Common Stock					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A LLC Units	Amount	Total Equity
Balance at December 31, 2023	9,634,074	$1	15	$—	$946,938	$(714,383)	$(249)	13,297,081	$40,100	$272,407
Net loss	—	—	—	—	—	(9,627)	—	—	(15,801)	(25,428)
Equity-based compensation, net	—	—	—	—	5,364	—	—	—	—	5,364
Conversion of Class A LLC Units for Class A Common Stock	171	—	—	—	—	—	—	(171)	—	—
Settlement of LTIP RSUs, net	110,949	—	—	—	232	—	—	(110,949)	(232)	—
Settlement of other RSUs	305,625	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(132,626)	—	—	—	(999)	—	—	—	—	(999)
Foreign currency translation adjustment	—	—	—	—	—	—	(47)	—	—	(47)
Balance at June 30, 2024	9,918,193	$1	15	$—	$951,535	$(724,010)	$(296)	13,185,961	$24,067	$251,297

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Operating Activities
Net income (loss)	$154,823	$(25,428)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(343,378)	(210,813)
Net cash used in operating activities	(188,555)	(236,241)

Investing Activities
Purchases and originations of loans held for investment	(1,654,382)	(1,345,758)
Proceeds/payments received on loans held for investment	1,334,971	1,084,082
Purchases and originations of loans held for investment, subject to nonrecourse debt	(12,721)	(22,236)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	518,298	527,359
Proceeds on sale of mortgage servicing rights (“MSR”)	—	5,516
Proceeds from sale of businesses	—	3,000
Other investing activities, net	(2,694)	(166)
Net cash provided by investing activities	183,472	251,797

Financing Activities
Proceeds from issuance of HMBS related obligations	997,188	971,926
Payments on HMBS related obligations	(1,335,250)	(1,039,423)
Proceeds from issuance of nonrecourse debt	1,557,268	1,058,107
Payments on nonrecourse debt	(1,434,891)	(1,160,573)
Proceeds from other financing lines of credit	2,683,000	2,745,746
Payments on other financing lines of credit	(2,524,813)	(2,593,381)
Changes in notes payable	—	27,047
Other financing activities, net	(2,728)	(3,146)
Net cash provided by (used in) financing activities	(60,226)	6,303

Effect of exchange rate changes on cash and cash equivalents	(7)	(47)
Net increase (decrease) in cash and cash equivalents and restricted cash	(65,316)	21,812
Cash and cash equivalents and restricted cash, beginning of period	301,968	224,801
Cash and cash equivalents and restricted cash, end of period	$236,652	$246,613

Cash and cash equivalents	$46,476	$46,509
Restricted cash	190,176	200,104
Total cash and cash equivalents and restricted cash, end of period	$236,652	$246,613

Supplementary Cash Flows Information
Cash paid for interest	$356,379	$178,646
Loans transferred to loans held for sale, at fair value, from loans held for investment, subject to nonrecourse debt, at fair value	133,534	—
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	47,365	5,424

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
The Company, through its FAH holding company subsidiary, operates a lending company, Finance of America Reverse LLC (“FAR”). Through FAR, the Company originates, purchases, sells, securitizes, and services HECM loans, which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, and non-agency reverse mortgage loans, which are not insured by the FHA. The Company, through its Incenter holding company subsidiary, has operating service companies (the “operating service subsidiaries” and together with FAR, the “operating subsidiaries”) that provide capital markets and portfolio management capabilities.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements comprise the financial statements of FOA and its controlled subsidiaries. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. SEC. The accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial condition as of June 30, 2025, its results of operations for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The Condensed Consolidated Statement of Financial Condition at December 31, 2024 was derived from audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or for the full year. The condensed consolidated financial statements, including the significant accounting policies, should be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2024 within the Company’s Annual Report on Form 10-K, as amended by the Company’s Annual Report on Form 10-K/A (“Form 10-K”). The significant accounting policies, together with the other Notes to Condensed Consolidated Financial Statements, are an integral part of the condensed consolidated financial statements.
Beginning with the Company’s first quarter 2025 Form 10-Q, Gain on sale and other income from loans held for sale, net, was combined with Fee income in the Condensed Consolidated Statements of Operations due to minimal activity related to the wind-down of business lines that were not part of our unified modern retirement solutions platform.
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Adopted Accounting Guidance

Standard	Description	Effective Date	Effect on Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 that enhances annual income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and by requiring disclosure of the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as disaggregated by material individual jurisdictions.	January 1, 2025	This ASU will result in additional income tax disclosures in our Form 10-K, but the Company does not expect it will have a material impact on our consolidated financial statements.

Recently Issued Accounting Guidance, Not Yet Adopted as of June 30, 2025

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued ASU 2024-03 which is intended to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions in the income statement.	For the year ending December 31, 2027 and interim periods beginning in 2028.	This ASU will result in additional expense disclosures, but the Company does not expect it will have a material impact on our consolidated financial statements.

Adoption of this ASU should be applied on a prospective basis, but retrospective application is permitted.
ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	In November 2024, the FASB issued ASU 2024-04 which is intended to clarify the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments.	For the year ending December 31, 2026 and interim reporting periods beginning in 2026.	The Company does not expect this ASU will have a material impact on our consolidated financial statements. Adoption of this ASU can be applied on a prospective or a retrospective basis.
ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	In July 2025, the FASB issued ASU 2025-05 which is intended to provide a practical expedient to measure credit losses on accounts receivable and contract assets.	For the year ending December 31, 2026 and interim reporting periods beginning in 2026.	The Company does not expect this ASU will have a material impact on our consolidated financial statements. Adoption of this ASU should be applied on a prospective basis.

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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the major classes of assets and liabilities classified as discontinued operations (in thousands):

	June 30, 2025	December 31, 2024
Assets
Other assets, net	$1,264	$2,451
Liabilities
Payables and other liabilities	5,011	11,677
The following table summarizes the major components of net loss from discontinued operations (in thousands):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Expenses
General and administrative expenses	$—	$98	$4,750	$1,622
Other, net	—	(105)	—	(3,105)
Net loss from discontinued operations before and after income taxes	—	(203)	(4,750)	(4,727)
Net loss from discontinued operations attributable to noncontrolling interest	—	(98)	(2,722)	(2,719)
Net loss from discontinued operations attributable to controlling interest	$—	$(105)	$(2,028)	$(2,008)
There were no material cash flow activities related to discontinued operations for the six months ended June 30, 2025 and 2024.

4. Variable Interest Entities and Securitizations
The Company determined that the special purpose entities created in connection with its securitizations are VIEs. A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests, has both the power to direct the activities that significantly impact the VIE’s economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. From time to time, the Company may purchase securities that were previously issued by consolidated trusts. Under these circumstances, we extinguish the outstanding debt and recognize gains or losses for the difference between the consideration paid and the carrying value of the debt. For the three and six months ended June 30, 2025, the Company recognized gains of $5.1 million and $17.0 million, respectively, on extinguishment of debt related to these purchases. There were no such gains or losses recognized for the three and six months ended June 30, 2024. The gains or losses are recorded in Interest expense in the Condensed Consolidated Statements of Operations.
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
The Company has a financing agreement which is structured as a securitization. The special purpose entity created for the purposes of the financing is a VIE which the Company has consolidated, as the Company is the primary beneficiary. The non-agency reverse mortgage loans included in this securitization are recorded in Loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition and the associated debt is recorded in Other financing lines of credit in the Condensed Consolidated Statements of Financial Condition.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three months ended June 30, 2025, certain consolidated VIE loans which were previously classified as Loans held for investment, subject to nonrecourse debt, were transferred to Loans held for sale - reverse mortgage loans due to the Company’s decision to sell the loans.
During the three and six months ended June 30, 2025 and 2024, the Company redeemed outstanding securitized notes related to certain non-agency reverse mortgage loan securitizations. As part of the redemptions, the Company paid off nonrecourse debt with outstanding balances of $425.7 million and $745.3 million for the three and six months ended June 30, 2025, respectively, and $260.8 million and $661.2 million for the three and six months ended June 30, 2024, respectively. The notes were paid off at par.
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
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the three and six months ended June 30, 2025 and 2024.
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Condensed Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	June 30, 2025	December 31, 2024
ASSETS
Restricted cash	$183,849	$248,905
Loans held for investment, subject to nonrecourse debt, at fair value	9,499,796	8,904,303
Loans held for investment, at fair value	276,450	168,641
Other assets, net:
Loans held for sale - reverse mortgage loans, at fair value	133,534	—
Other, net	50,921	53,400
TOTAL ASSETS	$10,144,550	$9,375,249

LIABILITIES
Nonrecourse debt, at fair value	$9,464,406	$8,947,378
Other financing lines of credit	211,808	136,157
Payables and other liabilities	1,314	1,277
TOTAL VIE LIABILITIES	9,677,528	9,084,812
Retained bonds and beneficial interests eliminated in consolidation	(408,651)	(359,077)
TOTAL CONSOLIDATED LIABILITIES	$9,268,877	$8,725,735
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
Transfer of loans accounted for as secured borrowings
The Company securitized certain non-agency mortgage loans where its beneficial interest in the securitizations is limited to a 5% retained interest in the trusts. The Company determined that these securitization structures meet the definition of a VIE and concluded that the Company does not hold a significant variable interest in the securitizations and the Company does not have the power to direct the activities that most significantly affect the economic performance of the VIEs. However, the transfers of the loans to the VIEs were determined not to be sales. As such, the Company continues to recognize the loans and recognized a nonrecourse liability for the proceeds received from third parties for the transfer of the loans. Bonds issued in the securitization that were retained by the Company are not recognized. The Company’s continuing involvement with and exposure to loss from the VIEs includes the carrying value of the retained bonds, servicing advances in the role as servicer, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the VIEs have no recourse to the Company’s assets or general credit. The underlying performance of the mortgage loans held has a direct impact on the fair values and cash flows of the beneficial interests held.
The tables below present a summary of the unconsolidated VIEs for which the Company holds variable interests (in thousands):

	June 30, 2025
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$45,669	$—	$45,669	$912,073
Transfers of loans - secured borrowing
Loans and nonrecourse liability	400,833	381,888	18,945	400,833
TOTAL	$446,502	$381,888	$64,614	$1,312,906

	December 31, 2024
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$47,568	$—	$47,568	$948,364
Transfers of loans - secured borrowing
Loans and nonrecourse liability	393,405	374,071	19,334	393,405
TOTAL	$440,973	$374,071	$66,902	$1,341,769
As of June 30, 2025, there were $0.3 million of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due. As of December 31, 2024, there were $0.2 million of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 90 days or more past due.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Issuance of HMBS
The Company securitizes HECM loans into HMBS, which Ginnie Mae guarantees, and sells the HMBS in the secondary market while retaining the rights to service the HECM loans. The Company determined that HECM loans transferred into HMBS do not meet the requirements of sale accounting and are not derecognized upon date of transfer. As of June 30, 2025, the Company was servicing 2,966 Ginnie Mae loan pools and the weighted average interest rate on the HMBS related obligations was 6.0%. As of December 31, 2024, the Company was servicing 2,835 Ginnie Mae loan pools and the weighted average interest rate on the HMBS related obligations was 6.2%.

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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers into or out of Level 3 within the fair value hierarchy during the three and six months ended June 30, 2025 and 2024.
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
Assets
Loans held for investment, subject to HMBS related obligations(1)
HECM loans - securitized into Ginnie Mae HMBS
These loans are valued utilizing a present value methodology that discounts estimated future cash flows over the life of the loan portfolio using weighted average remaining life (“WAL”), conditional prepayment rate (“CPR”), loss frequency, loss severity, borrower draw, and discount rate assumptions.
Level 3
Loans held for investment, subject to nonrecourse debt(1)
Non-agency reverse mortgage loans - securitized
These loans are valued utilizing a present value methodology that discounts estimated future cash flows over the life of the portfolio using WAL, loan-to-value (“LTV”), CPR, loss severity, home price appreciation (“HPA”), and discount rate assumptions.
Level 3

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

HECM buyouts - securitized (performing)	These loans are valued utilizing a present value methodology that discounts estimated future cash flows over the life of the portfolio using WAL, CPR, loss severity, and discount rate assumptions.	Level 3
HECM buyouts - securitized (nonperforming)
These loans are valued utilizing a present value methodology that discounts estimated future cash flows over the life of the portfolio using WAL, CPR, loss frequency, loss severity, and discount rate assumptions.
Level 3
(1) The Company aggregates loan portfolios based on the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided is based on the range of inputs utilized for each securitization trust.

Loans held for investment
Non-agency reverse mortgage loans	The Company values non-agency reverse mortgage loans utilizing a present value methodology that discounts estimated future cash flows over the life of the loan portfolio. The primary assumptions utilized in valuing the loans include WAL, LTV, CPR, loss severity, HPA, and discount rate.	Level 3
HECM buyouts (nonperforming)	The fair value of repurchased loans is based on expected cash proceeds of the liquidation of the underlying properties and expected claim proceeds from HUD. The primary assumptions utilized in valuing nonperforming repurchased loans include WAL, CPR, loss frequency, loss severity, and discount rate.

	Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution, including assignments to the FHA. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and, as servicer, the Company is exposed to losses upon resolution of the loan.	Level 3
Other assets
Loans held for sale - reverse mortgage loans
The fair value is based on the value of the underlying loans. These loans are valued based on an expected margin on sale as of June 30, 2025. There were not any reverse mortgage loans held for sale as of December 31, 2024.
Level 3
Retained bonds
Management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal valuation model. The primary assumptions utilized include WAL and discount rate.
Level 3
Liabilities
HMBS related obligations
HMBS related obligations	The fair value is based on the net present value of projected cash flows over the estimated life of the liability. The fair value of the HMBS related obligations also includes the consideration required by a market participant to transfer the HECM and HMBS servicing obligations, including exposure resulting from shortfalls in FHA insurance proceeds as well as assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for repayment, costs to transfer servicing obligations, shortfalls in FHA insurance proceeds, and discount rates. The significant unobservable inputs used in the measurement include WAL, CPR, and discount rates.	Level 3
Nonrecourse debt
Non-agency reverse mortgage loan securitizations and performing/nonperforming HECM securitizations	The fair value is based on the net present value of projected cash flows over the estimated life of the liability. The significant unobservable inputs used in the measurement include WAL, CPR, and discount rates.	Level 3

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
Level 3
Tax Receivable Agreements (“TRA”) obligation	The fair value is derived through the use of a discounted cash flow (“DCF”) model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3

	June 30, 2025		December 31, 2024
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
WAL (in years)	NM	3.1	NM	3.0
CPR	NM	21.0%	NM	21.6%
Loss frequency	NM	4.5%	NM	4.4%
Loss severity	5.0% - 17.2%	5.1%	3.4% - 15.9%	3.5%
Average draw rate	NM	1.1%	NM	1.1%
Discount rate	NM	4.8%	NM	5.3%
Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	9.8	NM	10.1
LTV	0.0% - 90.8%	47.8%	0.0% - 98.0%	47.2%
CPR	NM	15.0%	NM	14.8%
Loss severity	NM	10.0%	NM	10.0%
HPA	(2.0)% - 5.6%	3.5%	(5.6)% - 8.3%	3.6%
Discount rate	NM	6.6%	NM	7.0%
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.1	NM	7.1
CPR	NM	15.2%	NM	15.1%
Loss severity	5.0% - 17.2%	6.2%	3.4% - 15.9%	4.7%
Discount rate	NM	7.5%	NM	8.0%
HECM buyouts - securitized (nonperforming)
WAL (in years)	NM	1.5	NM	1.5
CPR	NM	40.4%	NM	40.0%
Loss frequency	23.1% - 100.0%	45.9%	23.1% - 100.0%	45.6%
Loss severity	5.0% - 17.2%	6.8%	3.4% - 15.9%	5.2%
Discount rate	NM	7.4%	NM	8.0%
Loans held for investment:
Non-agency reverse mortgage loans
WAL (in years)	NM	10.6	NM	10.5
LTV	5.3% - 70.4%	35.8%	5.9% - 70.6%	35.1%
CPR	NM	15.6%	NM	16.2%
Loss severity	NM	10.0%	NM	10.0%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2025		December 31, 2024
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
HPA	(2.0)% - 5.6%	3.3%	(5.6)% - 8.3%	3.5%
Discount rate	NM	6.6%	NM	7.1%
HECM buyouts (nonperforming)
WAL (in years)	NM	1.5	NM	1.5
CPR	NM	42.2%	NM	43.8%
Loss frequency	NM	41.3%	NM	47.9%
Loss severity	5.0% - 17.2%	7.4%	3.4% - 15.9%	10.5%
Discount rate	NM	7.4%	NM	8.0%
Other assets:
Retained bonds
WAL (in years)	NM	3.3	NM	3.5
Discount rate	(1.6)% - 15.7%	7.4%	(1.3)% - 15.3%	7.3%
Liabilities
HMBS related obligations
WAL (in years)	NM	3.9	NM	3.8
CPR	NM	24.4%	NM	24.8%
Discount rate	NM	4.8%	NM	5.2%
Nonrecourse debt:
Non-agency reverse mortgage loan securitizations
WAL (in years)	0.2 - 10.7	4.1	0.1 - 10.9	3.7
CPR	10.2% - 39.4%	17.8%	NM	17.3%
Discount rate	NM	6.4%	NM	6.7%
Performing/nonperforming HECM securitizations
WAL (in years)	NM	0.5	NM	1.0
CPR	NM	20.7%	NM	18.6%
Discount rate	NM	7.8%	NM	7.5%
Deferred purchase price liabilities:
TRA obligation
Discount rate	NM	32.7%	NM	28.1%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Assets and Liabilities
The following tables provide a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$18,858,220	$—	$—	$18,858,220
Loans held for investment, subject to nonrecourse debt	9,888,492	—	—	9,888,492
Loans held for investment	634,935	—	—	634,935
Other assets:
Loans held for sale - reverse mortgage loans	180,899	—	—	180,899
Loans held for sale - residential mortgage loans	523	—	523	—
Retained bonds	39,720	—	—	39,720
Total assets	$29,602,789	$—	$523	$29,602,266

Liabilities
HMBS related obligations	$18,643,094	$—	$—	$18,643,094
Nonrecourse debt	9,426,194	—	—	9,426,194
Deferred purchase price liabilities:
Deferred purchase price liabilities	8,328	—	—	8,328
TRA obligation	5,111	—	—	5,111
Total liabilities	$28,082,727	$—	$—	$28,082,727

	December 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$18,669,962	$—	$—	$18,669,962
Loans held for investment, subject to nonrecourse debt	9,288,403	—	—	9,288,403
Loans held for investment	520,103	—	—	520,103
Other assets:
Loans held for sale - residential mortgage loans	3,454	—	3,454	—
Retained bonds	40,407	—	—	40,407
Total assets	$28,522,329	$—	$3,454	$28,518,875

Liabilities
HMBS related obligations	$18,444,370	$—	$—	$18,444,370
Nonrecourse debt	8,954,068	—	—	8,954,068
Deferred purchase price liabilities:
Deferred purchase price liabilities	13,370	—	—	13,370
TRA obligation	3,314	—	—	3,314
Total liabilities	$27,415,122	$—	$—	$27,415,122

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Assets
Three months ended June 30, 2025	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale - reverse mortgage loans	Retained bonds
Beginning balance	$19,443,127	$9,630,150	$—	$40,334
Total gain included in earnings	324,063	314,315	—	223
Purchases, settlements, and transfers:
Purchases and additions	844,057	5,821	—	—
Sales and settlements	(714,439)	(275,741)	—	(837)
Transfers in (out) between categories	(403,653)	213,947	180,899	—
Ending balance	$19,493,155	$9,888,492	$180,899	$39,720

	Liabilities
Three months ended June 30, 2025	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(18,590,357)	$(9,163,399)	$(7,592)	$(4,555)
Total loss included in earnings	(241,104)	(196,840)	(736)	(556)
Purchases, settlements, and transfers:
Purchases and additions	(531,180)	(776,367)	—	—
Settlements	719,547	710,412	—	—
Ending balance	$(18,643,094)	$(9,426,194)	$(8,328)	$(5,111)

	Assets
Six months ended June 30, 2025	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale - reverse mortgage loans	Retained bonds
Beginning balance	$19,190,065	$9,288,403	$—	$40,407
Total gain included in earnings	706,232	572,218	—	1,211
Purchases, settlements, and transfers:
Purchases and additions	1,654,382	12,721	—	—
Sales and settlements	(1,334,971)	(518,298)	—	(1,898)
Transfers in (out) between categories	(722,553)	533,448	180,899	—
Ending balance	$19,493,155	$9,888,492	$180,899	$39,720

	Liabilities
Six months ended June 30, 2025	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(18,444,370)	$(8,954,068)	$(13,370)	$(3,314)
Total gain (loss) included in earnings	(536,786)	(349,749)	2,836	(1,797)
Purchases, settlements, and transfers:
Purchases and additions	(997,188)	(1,557,268)	—	—
Settlements	1,335,250	1,434,891	2,206	—
Ending balance	$(18,643,094)	$(9,426,194)	$(8,328)	$(5,111)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Assets
Three months ended June 30, 2024	Loans held for investment	Loans held for investment, subject to nonrecourse debt	MSR	Retained bonds
Beginning balance	$18,586,682	$8,407,602	$783	$42,906
Total gain (loss) included in earnings	307,350	160,306	—	(171)
Purchases, settlements, and transfers:
Purchases and additions	661,554	11,714	—	—
Sales and settlements	(532,732)	(303,460)	(783)	(842)
Transfers in (out) between categories	(149,036)	142,033	—	—
Ending balance	$18,873,818	$8,418,195	$—	$41,893

	Liabilities
Three months ended June 30, 2024	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(17,827,060)	$(7,897,896)	$(2,794)	$(4,824)
Total gain (loss) included in earnings	(206,450)	(166,670)	823	1,121
Purchases, settlements, and transfers:
Purchases and additions	(503,406)	(528,610)	—	—
Settlements	556,684	542,468	137	—
Ending balance	$(17,980,232)	$(8,050,708)	$(1,834)	$(3,703)

	Assets
Six months ended June 30, 2024	Loans held for investment	Loans held for investment, subject to nonrecourse debt	MSR	Retained bonds
Beginning balance	$18,123,991	$8,272,393	$6,436	$44,297
Total gain (loss) included in earnings	911,832	219,585	(920)	(913)
Purchases, settlements, and transfers:
Purchases and additions	1,345,758	22,236	—	—
Sales and settlements	(1,084,082)	(527,359)	(5,516)	(1,491)
Transfers in (out) between categories	(423,681)	431,340	—	—
Ending balance	$18,873,818	$8,418,195	$—	$41,893

	Liabilities
Six months ended June 30, 2024	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities	TRA obligation
Beginning balance	$(17,353,720)	$(7,904,200)	$(4,318)	$(4,537)
Total gain (loss) included in earnings	(694,009)	(248,974)	2,347	834
Purchases, settlements, and transfers:
Purchases and additions	(971,926)	(1,058,107)	—	—
Settlements	1,039,423	1,160,573	137	—
Ending balance	$(17,980,232)	$(8,050,708)	$(1,834)	$(3,703)

Fair Value Option
The Company has elected to measure its loans held for investment, loans held for sale, HMBS related obligations, and nonrecourse debt at fair value under the fair value option. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company’s

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
operational and risk management strategies. Presented in the table below is the fair value and the unpaid principal balance (“UPB”) of financial assets and liabilities for which the Company has elected the fair value option (in thousands):

	June 30, 2025		December 31, 2024
	Fair Value	UPB	Fair Value	UPB
Assets
Loans held for investment, subject to HMBS related obligations	$18,858,220	$17,817,676	$18,669,962	$17,652,495
Loans held for investment, subject to nonrecourse debt	9,888,492	9,528,735	9,288,403	9,218,697
Loans held for investment	634,935	588,440	520,103	503,949
Other assets:
Loans held for sale - reverse mortgage loans	180,899	162,349	—	—
Loans held for sale - residential mortgage loans	523	685	3,454	4,331
Liabilities
HMBS related obligations	18,643,094	17,817,676	18,444,370	17,652,495
Nonrecourse debt	9,426,194	9,738,998	8,954,068	9,363,919

The tables below show the total amount of loans held for investment and held for sale that were greater than 90 days past due and on non-accrual status (in thousands):

June 30, 2025	UPB	Fair Value	Difference
Loans held for investment, subject to nonrecourse debt	$12,412	$275	$(12,137)
Loans held for investment	11,323	9,319	(2,004)
Other assets:
Loans held for sale - residential mortgage loans	685	523	(162)
Total loans 90 days or more past due and on non-accrual status	$24,420	$10,117	$(14,303)

December 31, 2024	UPB	Fair Value	Difference
Loans held for investment, subject to nonrecourse debt	$32,067	$19,362	$(12,705)
Loans held for investment	222	155	(67)
Other assets:
Loans held for sale - residential mortgage loans	1,605	1,284	(321)
Total loans 90 days or more past due and on non-accrual status	$33,894	$20,801	$(13,093)

Fair Value of Other Financial Instruments
As of June 30, 2025 and December 31, 2024, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of notes payable, net. Notes payable, net, includes our senior unsecured notes due 2025 (the “2025 Unsecured Notes”), senior secured notes due 2026 (the “Senior Secured Notes”), exchangeable senior secured notes due 2029 (the “Exchangeable Secured Notes”) (the Senior Secured Notes and the Exchangeable Secured Notes collectively, the “Secured Notes”), and the revolving working capital promissory note agreements (the “Working Capital Promissory Notes”), recorded at the carrying value of $383.9 million and $374.5 million as of June 30, 2025 and December 31, 2024, respectively, and which have a fair value of $449.6 million and $467.9 million as of June 30, 2025 and December 31, 2024, respectively. The Senior Secured Notes have a fair value of $181.5 million and $185.6 million as of June 30, 2025 and December 31, 2024,

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
respectively, and the Exchangeable Secured Notes have a fair value of $176.9 million and $191.1 million as of June 30, 2025 and December 31, 2024, respectively. The fair value for notes payable, net, was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input.
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

6. Reverse Mortgage Loan Portfolio
The table below summarizes the composition and the outstanding UPB of the reverse mortgage loan portfolio serviced by the Company (in thousands):

	June 30, 2025	December 31, 2024
Reverse mortgage loans held for investment, subject to HMBS related obligations	$17,817,676	$17,652,495

Reverse mortgage loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgages	8,937,181	8,567,792
Performing HECM buyouts	212,382	210,041
Nonperforming HECM buyouts	366,761	408,614
Total reverse mortgage loans held for investment, subject to nonrecourse debt	9,516,324	9,186,447

Reverse mortgage loans held for investment:
Non-agency reverse mortgages	310,528	270,956
HECM loans not securitized(1)	101,229	101,100
Unpoolable HECM loans(2)	165,360	131,671
Total reverse mortgage loans held for investment(3)	577,117	503,727

Other assets:
Loans held for sale - reverse mortgage loans(3)(4)	162,349	—

Total owned reverse mortgage loan portfolio	28,073,466	27,342,669
Loans reclassified as government guaranteed receivable	48,888	45,773
Loans serviced for others	87,104	88,125
Total serviced reverse mortgage loan portfolio	$28,209,458	$27,476,567
(1) Loans not securitized primarily represent newly originated loans and poolable tails.
(2) Unpoolable loans primarily represent loans that have reached 98% of their maximum claim amount (“MCA”).
(3) As of June 30, 2025 and December 31, 2024, there was $597.6 million and $451.3 million, respectively, in UPB in loans pledged as collateral for financing lines of credit.
(4) During the three months ended June 30, 2025, $119.2 million and $43.1 million in UPB of reverse mortgage loans were transferred from Reverse mortgage loans held for investment, subject to nonrecourse debt, and Reverse mortgage loans held for investment, respectively, to Loans held for sale - reverse mortgage loans.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below summarizes the reverse mortgage loan portfolio owned by the Company by product type (in thousands):

	June 30, 2025	December 31, 2024
Adjustable rate loans	$20,379,928	$19,966,185
Fixed rate loans	7,693,538	7,376,484
Total owned reverse mortgage loan portfolio	$28,073,466	$27,342,669

As of June 30, 2025 and December 31, 2024, there were $482.4 million and $497.6 million, respectively, of foreclosure proceedings in process, which are included in Loans held for investment, subject to HMBS related obligations, at fair value, Loans held for investment, subject to nonrecourse debt, at fair value, or Loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition, and $3.7 million and $7.1 million, respectively, of foreclosure proceedings in process, which are included in loans serviced for others in the table above.

7. Other Assets, Net
Other assets, net, related to continuing operations consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Loans held for sale, at fair value (Note 5 - Fair Value)	$181,422	$3,454
Government guaranteed receivables	45,104	41,948
Retained bonds, at fair value (Note 5 - Fair Value)	39,720	40,407
Right-of-use assets	19,074	20,533
Receivables, net of allowance of $8,264 and $3,135, respectively	13,166	20,935
Prepaid expenses	11,375	11,998
Fixed assets, net	3,326	3,824
Other	16,490	14,162
Total other assets, net	$329,677	$157,261
8. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date	Interest Rate	Original Issue Amount	June 30, 2025	December 31, 2024
Securitization of non-agency reverse mortgage loans	May 2018 - May 2025	April 2051 - May 2075	1.25% - 7.00%	$10,340,442	$8,736,119	$8,304,568
Securitization of performing/nonperforming HECM loans	October 2024	October 2034	4.00% - 6.00%	705,400	620,991	677,035
Securitization of commercial loans(1)	N/A	N/A	N/A	N/A	—	8,245
Total consolidated VIE nonrecourse debt UPB					9,357,110	8,989,848
Nonrecourse loan financing liability(2)					381,888	374,071
Fair value adjustments					(312,804)	(409,851)
Total nonrecourse debt, at fair value					$9,426,194	$8,954,068
(1) The nonrecourse debt associated with the securitization of commercial loans was fully paid off during the three months ended June 30, 2025.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
(2) Nonrecourse loan financing liability is comprised of nonrecourse debt associated with securitizations of non-agency mortgage loans. As the securitizations were determined to be unconsolidated VIEs and failed sale treatment, the associated nonrecourse debt is accounted for by the Company and presented separately from other nonrecourse debt. Refer to Note 4 - Variable Interest Entities and Securitizations for additional information.

Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of June 30, 2025, estimated maturities for nonrecourse debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
Remainder of 2025	$1,451,705
2026	3,528,625
2027	1,928,454
2028	1,003,506
2029	189,354
Thereafter	1,637,354
Total payments on nonrecourse debt	$9,738,998

9. Other Financing Lines of Credit
Other financing lines of credit consisted of the following (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	June 30, 2025	December 31, 2024
Reverse Lines:
September 2025 - October 2026	Secured Overnight Financing Rate (“SOFR”) + applicable margin	First and Second Lien Mortgages	$1,165,000	$572,470	$438,328
Various(2)	Bond accrual rate/SOFR + applicable margin	Mortgage Related Assets	398,097	379,726	356,915
October 2027	SOFR + applicable margin	HECM MSR	70,000	69,231	69,231
October 2025	SOFR + applicable margin	Unsecuritized Tails	40,000	22,596	19,947
Subtotal reverse lines of credit			1,673,097	1,044,023	884,421
Mortgage Line:
Various(2)	Bond accrual rate + applicable margin	Mortgage Related Assets	32,411	32,411	33,826
Total other financing lines of credit			$1,705,508	$1,076,434	$918,247
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of June 30, 2025.
(2)These lines of credit are tied to the maturity date of the underlying mortgage related assets that have been pledged as collateral.

As of June 30, 2025 and December 31, 2024, the weighted average interest rate on outstanding financing lines of credit was 7.23% and 7.14%, respectively.
The Company’s financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability.
As of June 30, 2025, the Company was in compliance with all of its financial covenants related to required liquidity reserves, debt service coverage ratio, tangible net worth amounts, and required profitability.
The terms of the Company’s financing arrangements and credit facilities contain covenants, and the terms of the Company’s government sponsored entities (“GSE”)/seller servicer contracts contain requirements that may restrict FOA Equity and its subsidiaries from paying distributions to its members. These restrictions include restrictions on paying distributions whenever the payment of such distributions would cause FOA Equity or its subsidiaries to no longer be in compliance with any of its financial covenants or GSE requirements. Further, FOA Equity is generally

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FOA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FOA Equity are generally subject to similar legal limitations on their ability to make distributions to FOA Equity.
The maximum allowable distributions available to the Company are based on the most restrictive financial covenant ratios and are presented in the tables below (in thousands, except for ratios):

Financial Covenants	Requirement	June 30, 2025	Maximum Allowable Distribution
FAR
Adjusted Tangible Net Worth	$250,000	$697,057	$447,057
Liquidity	40,815	44,259	3,444
Leverage Ratio	6:1	2.1:1	457,753
FAH
Adjusted Tangible Net Worth	$200,000	$684,705	$484,705
Liquidity	40,000	46,595	6,595
Leverage Ratio	10:1	2.4:1	522,301

Financial Covenants	Requirement	December 31, 2024	Maximum Allowable Distribution
FAR
Adjusted Tangible Net Worth	$250,000	$501,883	$251,883
Liquidity	40,129	45,512	5,383
Leverage Ratio	6:1	2.7:1	276,823
FAH
Adjusted Tangible Net Worth	$200,000	$502,744	$302,744
Liquidity	40,000	47,794	7,794
Leverage Ratio	10:1	2.9:1	355,886

10. Litigation
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
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $0.8 million and $1.1 million for the three and six months ended June 30, 2025, respectively, and $1.8 million and $2.1 million for the three and six months ended June 30, 2024, respectively. These expenses are included in General and administrative expenses in the Condensed Consolidated Statements of Operations.

11. Commitments and Contingencies
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
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were $4.5 billion as of both June 30, 2025 and December 31, 2024. This additional borrowing capacity is primarily in the form of undrawn lines of credit.
The Company also has commitments to purchase loans totaling $1.1 million and $1.7 million as of June 30, 2025 and December 31, 2024, respectively.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Mandatory Repurchase Obligation
The Company is required to repurchase reverse mortgage loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM loan is equal to or greater than 98% of the MCA. Performing repurchased loans are typically conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements. Loans are considered nonperforming upon events including, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance are not being paid.
As an issuer of HMBS, the Company also has the option to repurchase reverse mortgage loans out of the Ginnie Mae securitization pools without prior approval from Ginnie Mae in certain instances. These situations include the borrower requesting an additional advance that causes the outstanding principal balance to be equal to or greater than 98% of the MCA; the borrower’s loan becoming due and payable under certain circumstances; the borrower not occupying the home for greater than twelve consecutive months for physical or mental illness, and the home is not the residence of another borrower; or the borrower failing to perform in accordance with the terms of the loan.
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

12. Income Taxes
The Company’s effective tax rate on continuing operations for the three and six months ended June 30, 2025 and 2024 differs from the U.S. federal statutory rate primarily due to the projected mix of earnings or loss attributable to the noncontrolling interest, anticipated state statutory income tax rates, and the impact of discrete tax items, which includes changes in the valuation allowance against net deferred tax assets.
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
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. As of June 30, 2025, due to current year operating results and forecasted taxable income or losses, management has maintained their assessment that the existing taxable temporary

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
differences that will reverse through the course of ordinary business will not more-likely-than-not generate sufficient taxable income to utilize the current attributes. Therefore, a valuation allowance for the deferred tax asset in excess of deferred tax liabilities has been maintained. Management also determined that the future sources of taxable income from reversing temporary differences that comprise the investment in FOA Equity deferred tax liability would only be fully realized upon sale of FOA’s interest in FOA Equity. Accordingly, the deferred tax liability from investment in FOA Equity has been treated as an indefinite-lived intangible and is limited by the federal net operating loss utilization rules.
Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2020 or prior.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025, introducing significant tax law changes with various effective dates. Provisions that may affect the Company include changes to the timing of deductions for depreciation, research and development expenditures, and interest expense. While the Company is still evaluating the provisions included in the Act, it does not anticipate a significant impact on overall tax expense and will implement the changes in the third quarter of 2025.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
13. Business Segment Reporting
The following tables are a presentation of financial information by segment (in thousands):

	For the three months ended June 30, 2025
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$481,800	$481,800	$—	$—	$481,800
Interest expense	—	(422,336)	(422,336)	—	—	(422,336)
Net portfolio interest income	—	59,464	59,464	—	—	59,464

Other income (expense)
Net origination gains	56,058	—	56,058	—	—	56,058
Gain on securitization of HECM tails, net	—	10,855	10,855	—	—	10,855
Fair value changes from model amortization	—	(35,456)	(35,456)	—	—	(35,456)
Fair value changes from market inputs or model assumptions	—	94,939	94,939	—	—	94,939
Net fair value changes on loans and related obligations	56,058	70,338	126,396	—	—	126,396
Fee income	6,289	573	6,862	—	(123)	6,739
Non-funding interest expense, net	—	—	—	(15,223)	—	(15,223)
Net other income (expense)	62,347	70,911	133,258	(15,223)	(123)	117,912

Total revenues	62,347	130,375	192,722	(15,223)	(123)	177,376

Expenses
Salaries, benefits, and related expenses	23,353	3,725	27,078	9,896	—	36,974
Loan production and portfolio related expenses	1,251	8,211	9,462	—	—	9,462
Loan servicing expenses	—	7,525	7,525	—	—	7,525
Marketing and advertising expenses	12,257	—	12,257	8	—	12,265
Depreciation and amortization	9,327	16	9,343	311	—	9,654
General and administrative expenses	5,786	2,794	8,580	4,723	(123)	13,180
Total expenses	51,974	22,271	74,245	14,938	(123)	89,060
Other, net	—	—	—	(6,361)	—	(6,361)
Net income (loss) before taxes	$10,373	$108,104	$118,477	$(36,522)	$—	$81,955

Total assets	$269,423	$29,907,328	$30,176,751	$1,304,444	$(1,335,010)	$30,146,185

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended June 30, 2024
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$478,091	$478,091	$—	$—	$478,091
Interest expense	—	(412,618)	(412,618)	—	—	(412,618)
Net portfolio interest income	—	65,473	65,473	—	—	65,473

Other income (expense)
Net origination gains	40,260	—	40,260	—	—	40,260
Gain on securitization of HECM tails, net	—	11,031	11,031	—	—	11,031
Fair value changes from model amortization	—	(47,813)	(47,813)	—	—	(47,813)
Fair value changes from market inputs or model assumptions	—	11,260	11,260	—	—	11,260
Net fair value changes on loans and related obligations	40,260	(25,522)	14,738	—	—	14,738
Fee income	6,894	1,325	8,219	—	(123)	8,096
Non-funding interest expense, net	—	—	—	(9,268)	—	(9,268)
Net other income (expense)	47,154	(24,197)	22,957	(9,268)	(123)	13,566

Total revenues	47,154	41,276	88,430	(9,268)	(123)	79,039

Expenses
Salaries, benefits, and related expenses	20,949	3,929	24,878	10,175	—	35,053
Loan production and portfolio related expenses	1,100	4,562	5,662	—	—	5,662
Loan servicing expenses	—	7,632	7,632	—	—	7,632
Marketing and advertising expenses	10,676	24	10,700	6	—	10,706
Depreciation and amortization	9,426	15	9,441	312	—	9,753
General and administrative expenses	6,684	3,600	10,284	6,080	(123)	16,241
Total expenses	48,835	19,762	68,597	16,573	(123)	85,047
Other, net	—	—	—	2,240	—	2,240
Net income (loss) before taxes	$(1,681)	$21,514	$19,833	$(23,601)	$—	$(3,768)

Total assets	$282,516	$27,659,539	$27,942,055	$1,441,787	$(1,414,146)	$27,969,696

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the six months ended June 30, 2025
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$962,402	$962,402	$—	$—	$962,402
Interest expense	—	(832,503)	(832,503)	—	—	(832,503)
Net portfolio interest income	—	129,899	129,899	—	—	129,899

Other income (expense)
Net origination gains	102,096	—	102,096	—	—	102,096
Gain on securitization of HECM tails, net	—	21,336	21,336	—	—	21,336
Fair value changes from model amortization	—	(76,412)	(76,412)	—	—	(76,412)
Fair value changes from market inputs or model assumptions	—	183,202	183,202	—	—	183,202
Net fair value changes on loans and related obligations	102,096	128,126	230,222	—	—	230,222
Fee income	11,972	1,359	13,331	—	(246)	13,085
Non-funding interest expense, net	—	—	—	(30,135)	—	(30,135)
Net other income (expense)	114,068	129,485	243,553	(30,135)	(246)	213,172

Total revenues	114,068	259,384	373,452	(30,135)	(246)	343,071

Expenses
Salaries, benefits, and related expenses	45,205	7,357	52,562	18,342	—	70,904
Loan production and portfolio related expenses	2,777	18,015	20,792	—	—	20,792
Loan servicing expenses	—	15,266	15,266	—	—	15,266
Marketing and advertising expenses	22,987	—	22,987	9	—	22,996
Depreciation and amortization	18,657	34	18,691	621	—	19,312
General and administrative expenses	10,810	5,330	16,140	10,265	(246)	26,159
Total expenses	100,436	46,002	146,438	29,237	(246)	175,429
Other, net	—	—	—	(3,994)	—	(3,994)
Net income (loss) before taxes	$13,632	$213,382	$227,014	$(63,366)	$—	$163,648

Total assets	$269,423	$29,907,328	$30,176,751	$1,304,444	$(1,335,010)	$30,146,185

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the six months ended June 30, 2024
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$942,070	$942,070	$—	$—	$942,070
Interest expense	—	(806,422)	(806,422)	—	—	(806,422)
Net portfolio interest income	—	135,648	135,648	—	—	135,648

Other income (expense)
Net origination gains	79,917	—	79,917	—	—	79,917
Gain on securitization of HECM tails, net	—	21,757	21,757	—	—	21,757
Fair value changes from model amortization	—	(105,421)	(105,421)	—	—	(105,421)
Fair value changes from market inputs or model assumptions	—	24,822	24,822	—	—	24,822
Net fair value changes on loans and related obligations	79,917	(58,842)	21,075	—	—	21,075
Fee income	12,946	1,718	14,664	—	(246)	14,418
Non-funding interest expense, net	—	—	—	(17,420)	—	(17,420)
Net other income (expense)	92,863	(57,124)	35,739	(17,420)	(246)	18,073

Total revenues	92,863	78,524	171,387	(17,420)	(246)	153,721

Expenses
Salaries, benefits, and related expenses	42,082	8,993	51,075	23,001	—	74,076
Loan production and portfolio related expenses	4,181	10,094	14,275	—	—	14,275
Loan servicing expenses	—	15,850	15,850	—	—	15,850
Marketing and advertising expenses	19,167	39	19,206	12	—	19,218
Depreciation and amortization	18,914	23	18,937	494	—	19,431
General and administrative expenses	13,901	7,516	21,417	12,341	(246)	33,512
Total expenses	98,245	42,515	140,760	35,848	(246)	176,362
Impairment of other assets	—	—	—	(600)	—	(600)
Other, net	(174)	—	(174)	3,867	—	3,693
Net income (loss) before taxes	$(5,556)	$36,009	$30,453	$(50,001)	$—	$(19,548)

Total assets	$282,516	$27,659,539	$27,942,055	$1,441,787	$(1,414,146)	$27,969,696

14. Liquidity and Capital Requirements
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
As of June 30, 2025, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $185.5 million

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
as of June 30, 2025. FAR’s actual net worth calculated based on Ginnie Mae guidance was $691.2 million as of June 30, 2025. The minimum liquidity required of FAR by Ginnie Mae was $37.1 million as of June 30, 2025. FAR’s actual cash and cash equivalents were $44.3 million as of June 30, 2025. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations do not meet the requirements of sale accounting and are not derecognized upon date of transfer. Based on this, FAR requested and received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of June 30, 2025, FAR was in compliance with applicable requirements.
FOA Securities
Finance of America Securities LLC (“FOA Securities”), one of the operating service subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules, and Financial Industry Regulatory Authority rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, FOA Securities is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. FOA Securities is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. FOA Securities computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $250 thousand. As of June 30, 2025, FOA Securities was in compliance with the minimum net capital requirement.
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

15. Related Party Transactions
Working Capital Promissory Notes
The Company has two Working Capital Promissory Notes outstanding with BTO Urban Holdings L.L.C. and Libman Family Holdings, LLC (“LFH”), which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 15.0% per annum and mature in August 2025. These notes had outstanding amounts of $85.0 million as of both June 30, 2025 and December 31, 2024, recorded within Notes payable, net, in the Condensed Consolidated Statements of Financial Condition. Additionally, the Company paid $2.1 million and $4.5 million of interest related to the Working Capital Promissory Notes during the three and six months ended June 30, 2025, respectively, and paid $1.6 million and $2.8 million of interest during the three and six months ended June 30, 2024, respectively.
The Working Capital Promissory Notes with BTO Urban Holdings L.L.C. and LFH were repaid and terminated in full subsequent to June 30, 2025. On August 4, 2025, FAR entered into an unsecured revolving working capital promissory note with LFH, providing for an uncommitted revolving facility for general corporate and working capital purposes of up to $20.0 million, which was fully drawn on such date. The unsecured revolving working capital promissory note matures on August 4, 2026. Refer to Note 17 - Subsequent Events for additional information.
Secured Notes and 2025 Unsecured Notes
In November 2020, LFH purchased a portion of the 2025 Unsecured Notes. In October 2024, the related party exchanged all of their 2025 Unsecured Notes for Secured Notes.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company had $77.3 million of Secured Notes due to LFH as of both June 30, 2025 and December 31, 2024, recorded within Notes payable, net, in the Condensed Consolidated Statements of Financial Condition. Additionally, the Company paid $3.4 million of interest to LFH related to the Secured Notes during the three and six months ended June 30, 2025, and paid $3.0 million of interest related to the 2025 Unsecured Notes during the three and six months ended June 30, 2024.

16. Earnings (Loss) Per Share
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share (in thousands, except share data):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Basic earnings (loss) per share:
Numerator
Net income (loss) from continuing operations	$79,823	$(4,921)	$159,573	$(20,701)
Less: Income (loss) from continuing operations attributable to noncontrolling interest(1)	44,900	(2,937)	92,413	(13,082)
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - basic	$34,923	$(1,984)	$67,160	$(7,619)

Net loss from discontinued operations	$—	$(203)	$(4,750)	$(4,727)
Less: Loss from discontinued operations attributable to noncontrolling interest(1)	—	(98)	(2,722)	(2,719)
Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$—	$(105)	$(2,028)	$(2,008)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	11,041,337	9,898,182	10,611,689	9,773,370

Basic earnings (loss) per share
Continuing operations	$3.16	$(0.20)	$6.33	$(0.78)
Discontinued operations	—	(0.01)	(0.19)	(0.21)
Basic earnings (loss) per share	$3.16	$(0.21)	$6.14	$(0.99)
(1) The units of FOA Equity (“Class A LLC Units”) held by certain unitholders and AAG/Bloom (collectively, the “Equity Capital Unitholders”), which comprise the noncontrolling interest in the Company, represents a participating security. Therefore, the numerator was adjusted to reduce net income (loss) by the amount of net income (loss) attributable to noncontrolling interest.

Additionally, the Class B Common Stock does not participate in earnings or losses of the Company and, therefore, is not a participating security. The Class B Common Stock has not been included in either the basic or diluted earnings (loss) per share calculations.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Diluted earnings (loss) per share:
Numerator
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - basic	$34,923	$(1,984)	$67,160	$(7,619)
Reallocation of net income (loss) from continuing operations assuming exchange of Class A LLC Units(1)	23,743	(4,869)	58,443	(12,643)
Reallocation of net income (loss) from continuing operations assuming exchange of Exchangeable Secured Notes(2)	4,319	—	12,327	—
Exchangeable Secured Notes interest expense, net(2)	1,220	—	3,511	—
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - diluted	$64,205	$(6,853)	$141,441	$(20,262)

Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$—	$(105)	$(2,028)	$(2,008)
Reallocation of net loss from discontinued operations assuming exchange of Class A LLC Units(1)	—	(73)	(1,995)	(2,034)
Net loss from discontinued operations attributable to holders of Class A Common Stock - diluted	$—	$(178)	$(4,023)	$(4,042)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	11,041,337	9,898,182	10,611,689	9,773,370
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock(3)	13,219,364	13,186,007	13,434,386	13,240,372
Assumed exchange of Exchangeable Secured Notes for shares of Class A Common Stock(2)	5,337,928	—	5,337,928	—
Additional dilutive shares under the treasury stock method(4)	538,618	—	768,051	—
Weighted average shares of Class A Common Stock outstanding - diluted(5)	30,137,247	23,084,189	30,152,054	23,013,742

Diluted earnings (loss) per share
Continuing operations	$2.13	$(0.29)	$4.69	$(0.88)
Discontinued operations	—	(0.01)	(0.13)	(0.18)
Diluted earnings (loss) per share	$2.13	$(0.30)	$4.56	$(1.06)
(1) For the three and six months ended June 30, 2025 and 2024, this adjustment assumes the reallocation of noncontrolling interest income (loss), on an after-tax basis, due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FOA as of the beginning of the period following the if-converted method for calculating diluted earnings (loss) per share.

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

(3) The exchange agreement between FOA, FOA Equity, and Equity Capital Unitholders (the “Exchange Agreement”) allows for the exchange of Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, on a one-for-one basis for shares of Class A Common Stock in FOA. For the three and six months ended June 30, 2025 and 2024, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, exchange their Class A LLC Units on a one-for-one basis for shares of Class A Common Stock in FOA.

(4) The Company had 538,618 and 768,051 potentially dilutive shares, under the treasury stock method, from RSUs for the three and six months ended June 30, 2025, respectively, and no potentially dilutive shares, under the treasury stock method, from RSUs for the three and six months ended June 30, 2024.
(5) As part of the acquisition of certain assets and liabilities from AAG/Bloom, there were originally two forms of contingently issuable Class A LLC Units: 705,841 Class A LLC Units that were equity classified and indemnity holdback units totaling up to 714,226 Class A LLC Units that were originally liability classified.

In accordance with Accounting Standards Codification 260, Earnings Per Share, (“ASC 260”) these Class A LLC Units were not included in the diluted weighted average shares outstanding of Class A Common Stock for the three and six months ended June 30, 2024.

On October 29, 2024, FOA Equity issued 705,841 Class A LLC Units to AAG/Bloom in accordance with the terms of the asset purchase agreement. For the three and six months ended June 30, 2025, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method and assumes any Class A LLC Units held by AAG/Bloom were exchanged on a one-for-one basis for shares of Class A Common Stock in FOA.

On March 31, 2025, related to the indemnity holdback units, FOA Equity issued 102,611 Class A LLC Units to AAG/Bloom in accordance with the terms of the asset purchase agreement. For the three and six months ended June 30, 2025, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method and assumes any Class A LLC Units held by AAG/Bloom were exchanged on a one-for-one basis for shares of Class A Common Stock in FOA at the beginning of the reporting period.

The remaining Class A LLC Units that may be issued to AAG/Bloom on March 31, 2026 is dependent on the dollar amount of indemnified claims FOA pays out on behalf of AAG/Bloom related to litigation liabilities and indemnifiable loan losses. In accordance with ASC 260, these Class A LLC Units are not included in the diluted weighted average shares outstanding of Class A Common Stock for the three and six months ended June 30, 2025 and 2024.

17. Subsequent Events
Repurchase Agreement
On August 4, 2025, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with FOA Equity, Blackstone Tactical Opportunities Associates - NQ L.L.C., BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership - NQ ESC L.P., and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”). Pursuant to the Repurchase Agreement, the Company will purchase (the “Repurchase”) all of the Blackstone Investor’s shares of Class A Common Stock of the Company, Class B Common Stock of the Company, Class A LLC Units of FOA Equity, and rights to receive shares of Class A Common Stock and Class A LLC Units pursuant to the Transaction Agreement, dated as of October 12, 2020 (the “Earnout Rights” and, together with such shares of Class A Common Stock, shares of Class B Common Stock, and Class A LLC Units, the “Sold Equity”), and the TRA dated April 1, 2021 between the Company and the Blackstone Investor will be terminated. Each share of Class A Common Stock and each Class A LLC Unit will be purchased for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights will be purchased for no consideration, for total consideration of $80,298,170. The closing of the Repurchase is subject to, among other customary conditions, the receipt of a customary opinion and, absent the Company’s prior written consent, may not occur prior to the date that is 105 days after the entry into the Repurchase Agreement.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The Repurchase Agreement includes certain interim operating covenants during the pendency of the Repurchase Agreement. The Repurchase Agreement also contains certain termination rights for the Company and the Blackstone Investor, including the right of the Blackstone Investor to terminate the Repurchase Agreement if the Repurchase has not been consummated prior to December 6, 2025 and the right of the Company to terminate the Repurchase Agreement if the Repurchase has not been consummated prior to February 28, 2026. In addition, if the Repurchase has not been consummated prior to December 6, 2025, the Blackstone Investor will have the right to transfer its Sold Equity to unaffiliated third parties, and any Sold Equity so transferred will reduce the amount repurchased by the Company under the Repurchase Agreement.
Convertible Note Purchase Agreements
On August 4, 2025, the Company entered into convertible note purchase agreements with certain existing institutional investors, providing for the purchase of an aggregate of $40.0 million of a new series of unsecured convertible promissory notes (the “New Notes”). The New Notes, funded and issued on August 4, 2025, mature on August 4, 2028, have a 0% coupon rate, and are convertible, in whole or in part, at the option of the Company or the holder into shares of Class A Common Stock at $18.00 per share for the first year following the issuance date or $19.00 per share starting one year from the issuance date, in each case, subject to customary adjustments.
Consent Support Agreement and Amendment to Pledge and Security Agreement
In order to permit the transactions under the Repurchase Agreement, on August 4, 2025, FOA Equity, FOAF, certain of their direct and indirect subsidiaries who act as guarantors, and a requisite majority of holders of FOAF’s Senior Secured Notes due 2026 and the Exchangeable Secured Notes due 2029 entered into a consent support agreement to support and achieve the consummation of certain amendments which, once effective will provide that $60 million of the principal amount of the Senior Secured Notes will mature on the stated maturity date of November 30, 2026, with FOAF retaining the option to extend the remaining principal balance to the extended maturity date of November 30, 2027, and to provide for required uses of net proceeds from certain of the Additional Collateral (as defined below).
Concurrently, on August 4, 2025, FOA Equity, FOAF, and certain of their direct and indirect subsidiaries who act as guarantors, together with U.S. Bank Trust Company, National Association, as collateral trustee, entered into the first amendment to the Pledge and Security Agreement, dated October 31, 2024, to provide for liens on certain additional collateral to secure the Senior Secured Notes and the Exchangeable Secured Notes, including certain residual proceeds, equity interests, and call rights related to securitizations of the MSR of FAR or any of its affiliates relating to home equity conversion mortgages pooled in Ginnie Mae HECM securities (the “Additional Collateral”). The Additional Collateral will be automatically released on the earlier of February 28, 2026, if the intended supplemental indentures governing the Senior Secured Notes and Exchangeable Secured Notes have not been executed, or at payment in full of the non-extendable Senior Secured Notes on November 30, 2026.
Working Capital Agreement
On August 4, 2025 (following a maturity date extension from August 1, 2025 to August 5, 2025), the Working Capital Promissory Notes by and between FOA Equity, BTO Urban Holdings L.L.C., and LFH, were repaid and terminated in full in accordance with the terms of the Working Capital Promissory Notes. As a result of the termination, the Senior Secured Notes and the Exchangeable Secured Notes have a first priority security interest in the collateral securing such notes.
Additionally, on August 4, 2025, FAR entered into an unsecured revolving working capital promissory note with LFH, (the “LFH Facility”), providing for an uncommitted revolving facility for general corporate and working capital purposes of up to $20 million, which was fully drawn on such date. The LFH Facility is not guaranteed by any other entity and matures on August 4, 2026. The LFH Facility contains certain covenants and customary events of default.

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
Through FAR, the Company originates, purchases, sells, securitizes, and services (in partnership with third-party subservicers) home equity conversion mortgage (“HECM”) loans, which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, and non-agency reverse mortgage loans, which are not insured by the FHA. We have launched several non-agency reverse mortgage loan products to serve the United States of America (the “U.S.”) senior population and have plans for additional innovative products to satisfy this vast and largely underserved market. For example, we launched a non-agency second lien reverse mortgage loan product, second in priority behind the first lien of an existing traditional forward mortgage loan or home equity line of credit collateralized by the same mortgaged property. In 2024 and continuing in 2025, we invested more capital and resources into the second lien product, including marketing and digital efforts, in order to expand its reach through a leading broker-facing platform and expansion of the product to additional states. The launch and expansion of the second lien product has enabled us to serve borrowers who already have and desire to maintain a low-rate primary mortgage but want the convenience of a flexible second lien with no required monthly principal and interest payments, exemplifying our commitment to meet and serve new kinds of borrowers whose needs are not satisfied by existing available products. We are a leader in this market and we are focused on developing and offering products for borrowers with interest in using a reverse mortgage loan as a retirement planning tool, which we believe will continue to increase our addressable customer base and ultimately raise our origination volumes.

We originate loans through a retail channel (consisting primarily of a centralized retail platform) and a third-party originator (“TPO”) channel (consisting primarily of a network of mortgage-brokers). In 2024 and continuing in 2025, we took steps to streamline and enhance our marketing and originations operations and digital capabilities. We transitioned our sales teams onto one loan origination system, making our origination operations more efficient, and unified under the single brand name “Finance of America,” creating a recognizable identity that clarifies the Company’s offerings in the market. This unification also included our recently introduced new brand platform, “A Better Way with FOA,” along with a national advertising campaign. Additionally, we recently launched our digital borrower experience for our non-agency second lien reverse mortgage loan product that empowers customers with the ability to obtain credit pre-qualification on their own terms and at their own pace. Our digital innovation strategy is designed to deliver financial services to seniors in a way that is both modern and user friendly. We will continue building a digital channel that supplements our existing lines of business and leverages automated digital tools to improve efficiency and the overall ease of transacting. We are similarly engaging in efforts to refine the systems used by our mortgage-broker partners to improve the efficiency and ease of originations via our TPO channel. We believe these efforts will increase brand and product recognition and awareness within the addressable market of U.S. seniors and among mortgage-brokers, make our marketing efforts and originations processes more efficient and less costly, improve the originations experience for borrowers and mortgage-broker partners, expand the number and depth of our relationships with borrowers and mortgage-broker partners, and ultimately raise our origination volumes.
Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM loans into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which the Government National Mortgage Association (“Ginnie Mae”) guarantees, and sell the HMBS in the secondary market while retaining the rights to service the HECM loans. When HECM loans are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM loans previously securitized into an HMBS, we convey the HECM loan to the United States Department of Housing and Urban Development (“HUD”) or liquidate them in accordance with program requirements, securitize them into privately placed mortgage-backed securities, or hold them for investment. In November 2024, Ginnie Mae announced the finalized term sheet for its HMBS 2.0 program expected to be implemented later in 2025. Once implemented, the HMBS 2.0 program will enable us to securitize into HMBS additional HECM loans that are required to be bought out of pools of HECM loans securitized pursuant to Ginnie Mae’s existing HMBS program or otherwise not eligible for securitization pursuant to Ginnie Mae’s existing HMBS program (subject to expanded eligibility parameters applicable to the HMBS 2.0 program), increasing the HECM loans that we are able to securitize into HMBS. We both securitize non-agency reverse mortgage loans into mortgage-backed securities sold to investors and sell them as whole loans to investors. We may also decide to strategically hold certain non-agency reverse mortgage loans for investment. The capabilities provided by the Portfolio Management segment allowed us to complete several issuances and sales of mortgage-backed securities backed by our loan products in 2024 and the first half of 2025, including our first issuance and sale of mortgage-backed securities backed exclusively by our non-agency second lien reverse mortgage loan product, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.

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

•increases or decreases in default status of loans and prepayment speeds; and
•broad economic factors such as the strength and stability of the overall economy, including sustained higher or lower interest rates, inflation, the unemployment level, real estate values, and trade and tax policies.
Other factors that may affect our cost base include trends in salaries and benefits costs, sales commissions, loan production and servicing costs, marketing and advertising, technology, rent, legal, compliance, and other general and administrative costs. Management continually monitors these costs through operating plans.

Other Recent Events
The U.S. Federal Reserve’s monetary policies and the federal government’s recent tariff policies may have an impact on economic conditions relevant to our business, including real estate values and prevailing mortgage rates, however, the extent of the impact remains uncertain. Higher interest rates generally lead to lower mortgage transaction volumes, increased competition, and lower profit margins. Volatility in market conditions resulting from the foregoing policies may cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market, the fair value of the assets on our balance sheet, and price transparency of real estate-related or asset-backed assets.
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

Results of Operations
Overview
The following tables present selected financial data for the three and six months ended June 30, 2025 and 2024.
Consolidated Results
The following table summarizes our consolidated operating results from continuing operations (in thousands):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Portfolio interest income:
Interest income	$481,800	$478,091	$962,402	$942,070
Interest expense	(422,336)	(412,618)	(832,503)	(806,422)
Net portfolio interest income	59,464	65,473	129,899	135,648

Other income (expense):
Net origination gains	56,058	40,260	102,096	79,917
Gain on securitization of HECM tails, net	10,855	11,031	21,336	21,757
Fair value changes from model amortization	(35,456)	(47,813)	(76,412)	(105,421)
Fair value changes from market inputs or model assumptions	94,939	11,260	183,202	24,822
Net fair value changes on loans and related obligations	126,396	14,738	230,222	21,075
Fee income	6,739	8,096	13,085	14,418
Non-funding interest expense, net	(15,223)	(9,268)	(30,135)	(17,420)
Net other income (expense)	117,912	13,566	213,172	18,073

Total revenues	177,376	79,039	343,071	153,721

Expenses
Salaries, benefits, and related expenses	36,974	35,053	70,904	74,076
Loan production and portfolio related expenses	9,462	5,662	20,792	14,275
Loan servicing expenses	7,525	7,632	15,266	15,850
Marketing and advertising expenses	12,265	10,706	22,996	19,218
Depreciation and amortization	9,654	9,753	19,312	19,431
General and administrative expenses	13,180	16,241	26,159	33,512
Total expenses	89,060	85,047	175,429	176,362
Impairment of other assets	—	—	—	(600)
Other, net	(6,361)	2,240	(3,994)	3,693
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$81,955	$(3,768)	$163,648	$(19,548)
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

The following table provides an analysis of all components of net interest income (in thousands):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Interest income:
Interest income on mortgage loans	$478,321	$474,251	$955,923	$934,285
Other interest income	3,479	3,840	6,479	7,785
Total portfolio interest income	481,800	478,091	962,402	942,070
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(400,468)	(393,504)	(793,371)	(767,240)
Interest expense on other financing lines of credit	(21,868)	(19,114)	(39,132)	(39,182)
Total portfolio interest expense	(422,336)	(412,618)	(832,503)	(806,422)
Net portfolio interest income	59,464	65,473	129,899	135,648

Non-funding interest expense, net	(15,223)	(9,268)	(30,135)	(17,420)

Net interest income	$44,241	$56,205	$99,764	$118,228
(1) Interest expense on HMBS and nonrecourse obligations also includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.

For the three months ended June 30, 2025 versus the three months ended June 30, 2024
Net income (loss) from continuing operations before income taxes improved $85.7 million primarily as a result of the following:
•Net origination gains increased $15.8 million as a result of higher reverse mortgage loan origination volumes and higher margins. We recognized $56.1 million in net origination gains on loan originations of $602.3 million for the three months ended June 30, 2025 compared to $40.3 million in net origination gains on loan originations of $446.6 million for the comparable 2024 period.
•Fair value changes from model amortization improved $12.4 million primarily due to a higher modeled yield on a larger portfolio during the three months ended June 30, 2025 compared to the 2024 period. Net portfolio interest income decreased $6.0 million due to higher cost of funds within our securitized financing portfolio, which was partially offset by a gain on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.
•Fair value changes from market inputs or model assumptions increased $83.7 million primarily due to lower market interest rates, which generated higher net fair value gains during the three months ended June 30, 2025 compared to the 2024 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Non-funding interest expense, net, increased $6.0 million during the three months ended June 30, 2025 compared to the 2024 period primarily due to the discount amortization expense related to the exchange of our senior notes that occurred on October 31, 2024, as well as increased cost of funds on our working capital promissory notes.
•Total expenses increased $4.0 million primarily due to an increase in loan portfolio related expenses due to increased securitization expenses, an increase in marketing and advertising expenses related to brand marketing and our digital innovation strategy, and increases in variable compensation as a result of higher loan production during the three months ended June 30, 2025 compared to the 2024 period. This was partially offset by decreases in general and administrative expenses due to continued cost-cutting initiatives that align expenses with our unified modern retirement solutions platform.
•Other, net, changed $8.6 million primarily due to valuation changes in certain non-operating assets and deferred purchase price liabilities.

For the six months ended June 30, 2025 versus the six months ended June 30, 2024
Net income (loss) from continuing operations before income taxes improved $183.2 million primarily as a result of the following:
•Net origination gains increased $22.2 million as a result of higher reverse mortgage loan origination volumes, partially offset by lower margins due to changes in channel mix. We recognized $102.1 million in net origination gains on loan originations of $1.2 billion for the six months ended June 30, 2025 compared to $79.9 million in net origination gains on loan originations of $870.0 million for the comparable 2024 period.
•Fair value changes from model amortization improved $29.0 million primarily due to a higher modeled yield on a larger portfolio during the six months ended June 30, 2025 compared to the 2024 period. Net portfolio interest income decreased $5.7 million due to higher cost of funds within our securitized financing portfolio, which was partially offset by gains on extinguishment of debt related to the purchases of securities that were previously issued by consolidated trusts.
•Fair value changes from market inputs or model assumptions increased $158.4 million primarily due to lower market interest rates, which generated higher net fair value gains during the six months ended June 30, 2025 compared to the 2024 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Non-funding interest expense, net, increased $12.7 million during the six months ended June 30, 2025 compared to the 2024 period primarily due to the discount amortization expense related to the exchange of our senior notes that occurred on October 31, 2024, as well as increased cost of funds on our working capital promissory notes.
•Total expenses decreased $0.9 million primarily due to decreases in general and administrative expenses due to continued cost-cutting initiatives that align expenses with our unified modern retirement solutions platform, as well as decreases in salaries, benefits, and related expenses related to a reduction in average headcount during the six months ended June 30, 2025 compared to the 2024 period. This was partially offset by an increase in loan portfolio related expenses due to increased securitization expenses, an increase in marketing and advertising expenses related to brand marketing and our digital innovation strategy, and an increase in variable compensation as a result of higher loan production.
•Other, net, changed $7.7 million primarily due to valuation changes in certain non-operating assets and deferred purchase price liabilities.

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
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the Company. Our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided by our Financial Industry Regulatory Authority registered broker-dealer, allow us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and, where appropriate, retain assets on the balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring interest and other servicing-related income. The Portfolio Management segment primarily generates revenue from the net interest income and fair value changes on portfolio assets, monetized through securitization, sale, or other financing of those assets.
See the Segment Results section below and Note 13 - Business Segment Reporting in the Notes to Condensed Consolidated Financial Statements for additional financial information about our segments.

Segment Results
Revenues and fees are directly attributed to their respective segments at the time services are performed. Revenues generated on inter-segment services performed are valued based on estimated market value. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the three and six months ended June 30, 2025 and 2024. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.

Retirement Solutions Segment
The following table summarizes our Retirement Solutions segment’s results (in thousands):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Net origination gains	$56,058	$40,260	$102,096	$79,917
Fee income	6,289	6,894	11,972	12,946
Total revenues	62,347	47,154	114,068	92,863
Total expenses	51,974	48,835	100,436	98,245
Other, net	—	—	—	(174)
NET INCOME (LOSS) BEFORE INCOME TAXES	$10,373	$(1,681)	$13,632	$(5,556)

Key Metrics
The following table provides a summary of our Retirement Solutions segment’s key metrics (in thousands, except units):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Reverse mortgage loan origination volume
Loan origination volume(1)	$602,279	$446,561	$1,162,957	$870,014
Loan origination volume - tails(2)	229,260	247,392	465,780	509,096
Total loan origination volume	$831,539	$693,953	$1,628,737	$1,379,110
Total reverse mortgage loan origination volume - units(1)	2,488	2,169	4,772	4,205

Reverse mortgage loan origination volume - by channel(1)
TPO	$398,489	$257,588	$783,045	$514,774
Retail	203,790	188,973	379,912	355,240
Total reverse mortgage loan origination volume	$602,279	$446,561	$1,162,957	$870,014
(1) Loan origination volumes consist of initial reverse mortgage loan borrowing amounts.
(2) Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which we are able to subsequently securitize.

Revenues
In the table below is a summary of the components of our Retirement Solutions segment’s total revenues (in thousands):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Net origination gains:
TPO	$52,299	$31,466	$96,963	$62,817
Retail	22,076	19,812	40,215	38,324
Acquisition costs	(18,317)	(11,018)	(35,082)	(21,224)
Total net origination gains	56,058	40,260	102,096	79,917
Fee income	6,289	6,894	11,972	12,946
Total revenues	$62,347	$47,154	$114,068	$92,863

For the three months ended June 30, 2025 versus the three months ended June 30, 2024
Total revenues increased $15.2 million or 32.2% as a result of the following:
•Net origination gains increased $15.8 million or 39.2% as a result of higher reverse mortgage loan origination volumes and higher margins. We originated $602.3 million of reverse mortgage loans for the three months ended June 30, 2025, an increase of 34.9%, compared to $446.6 million for the comparable 2024 period. During the three months ended June 30, 2025, the weighted average margin on reverse mortgage loan production was 9.31% compared to 9.02% in 2024, an increase of 0.29%.

For the six months ended June 30, 2025 versus the six months ended June 30, 2024
Total revenues increased $21.2 million or 22.8% as a result of the following:
•Net origination gains increased $22.2 million or 27.8% as a result of higher reverse mortgage loan origination volumes, partially offset by lower margins due to changes in channel mix. We originated $1.2 billion of reverse mortgage loans for the six months ended June 30, 2025, an increase of 33.7%, compared to $870.0 million for the comparable 2024 period. During the six months ended June 30, 2025, the weighted average margin on reverse mortgage loan production was 8.78% compared to 9.19% in 2024, a decrease of 0.41%.

Expenses
In the table below is a summary of the components of our Retirement Solutions segment’s total expenses (in thousands):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Salaries	$14,725	$13,693	$29,067	$27,603
Commissions and bonuses	6,196	4,085	11,120	8,810
Other salary related expenses	2,432	3,171	5,018	5,669
Total salaries, benefits, and related expenses	23,353	20,949	45,205	42,082

Loan production expenses	1,251	1,100	2,777	4,181
Marketing and advertising expenses	12,257	10,676	22,987	19,167
Depreciation and amortization	9,327	9,426	18,657	18,914
General and administrative expenses	5,786	6,684	10,810	13,901
Total expenses	$51,974	$48,835	$100,436	$98,245

For the three months ended June 30, 2025 versus the three months ended June 30, 2024
Total expenses increased $3.1 million or 6.4% as a result of the following:
•Total salaries, benefits, and related expenses increased $2.4 million or 11.5% primarily due to increases in variable compensation as a result of higher loan production and increases in technology resources, partially offset by a decrease in average headcount during the three months ended June 30, 2025 when compared to the 2024 period.
•Marketing and advertising expenses increased $1.6 million related to brand marketing and our digital innovation strategy, which was partially offset by a decrease in General and administrative expenses of $0.9 million primarily due to continued cost-cutting measures during the three months ended June 30, 2025 when compared to the 2024 period.

For the six months ended June 30, 2025 versus the six months ended June 30, 2024
Total expenses increased $2.2 million or 2.2% as a result of the following:
•Total salaries, benefits, and related expenses increased $3.1 million or 7.4% primarily due to increases in variable compensation as a result of higher loan production and increases in technology resources, partially offset by a decrease in average headcount during the six months ended June 30, 2025 when compared to the 2024 period.
•Marketing and advertising expenses increased $3.8 million related to brand marketing and our digital innovation strategy, which was partially offset by a decrease in General and administrative expenses of $3.1 million primarily due to continued cost-cutting measures during the six months ended June 30, 2025 when compared to the 2024 period.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment’s results (in thousands):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Portfolio interest income:
Interest income	$481,800	$478,091	$962,402	$942,070
Interest expense	(422,336)	(412,618)	(832,503)	(806,422)
Net portfolio interest income	59,464	65,473	129,899	135,648

Other income (expense):
Gain on securitization of HECM tails, net	10,855	11,031	21,336	21,757
Fair value changes from model amortization	(35,456)	(47,813)	(76,412)	(105,421)
Fair value changes from market inputs or model assumptions	94,939	11,260	183,202	24,822
Net fair value changes on loans and related obligations	70,338	(25,522)	128,126	(58,842)
Fee income	573	1,325	1,359	1,718
Net other income (expense)	70,911	(24,197)	129,485	(57,124)
Total revenues	130,375	41,276	259,384	78,524
Total expenses	22,271	19,762	46,002	42,515
NET INCOME BEFORE INCOME TAXES	$108,104	$21,514	$213,382	$36,009

Key Metrics
The following table provides a summary of the assets and liabilities in our Portfolio Management segment (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$30,339	$29,355
Restricted cash	189,926	254,335
Loans held for investment, subject to HMBS related obligations, at fair value	18,858,220	18,669,962
Loans held for investment, subject to nonrecourse debt, at fair value	9,888,492	9,288,403
Loans held for investment, at fair value	634,935	520,103
Other assets, net	305,416	115,120
Total earning assets	29,907,328	28,877,278

HMBS related obligations, at fair value	18,643,094	18,444,370
Nonrecourse debt, at fair value	9,426,194	8,954,068
Other financing lines of credit	1,076,434	918,247
Payables and other liabilities	38,224	55,746
Total financing of portfolio	29,183,946	28,372,431

Net carrying value of earning assets	$723,382	$504,847

The following tables provide a summary of our Portfolio Management segment’s key metrics (dollars in thousands):

	June 30, 2025	December 31, 2024
Reverse Mortgage Loans
Active unpaid principal balance (“UPB”)	$27,104,358	$26,477,354
Due and payable	534,228	415,400
Foreclosure	486,067	504,675
Claims pending	84,805	79,138
Ending UPB	$28,209,458	$27,476,567
Loan count	89,245	90,340
Average UPB	$316	$304
Weighted average coupon	6.94%	7.11%
Weighted average age (in months)	48	45
Percentage of UPB in foreclosure	1.7%	1.8%

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Capital Markets Transactions
Number of securitizations	2	2	3	4
Notes issued	$856,566	$587,150	$1,733,258	$1,306,663

Revenues
In the table below is a summary of the components of our Portfolio Management segment’s total revenues (in thousands):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Portfolio interest income:
Interest income	$481,800	$478,091	$962,402	$942,070
Interest expense	(422,336)	(412,618)	(832,503)	(806,422)
Net portfolio interest income	59,464	65,473	129,899	135,648

Other income (expense):
Gain on securitization of HECM tails, net	10,855	11,031	21,336	21,757
Fair value changes from model amortization	(35,456)	(47,813)	(76,412)	(105,421)
Fair value changes from market inputs or model assumptions	94,939	11,260	183,202	24,822
Net fair value changes on loans and related obligations	70,338	(25,522)	128,126	(58,842)
Fee income	573	1,325	1,359	1,718
Net other income (expense)	70,911	(24,197)	129,485	(57,124)
Total revenues	$130,375	$41,276	$259,384	$78,524
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
The following table provides an analysis of all components of net portfolio interest income (in thousands):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Interest income:
Interest income on mortgage loans	$478,321	$474,251	$955,923	$934,285
Other interest income	3,479	3,840	6,479	7,785
Total portfolio interest income	481,800	478,091	962,402	942,070
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(400,468)	(393,504)	(793,371)	(767,240)
Interest expense on other financing lines of credit	(21,868)	(19,114)	(39,132)	(39,182)
Total portfolio interest expense	(422,336)	(412,618)	(832,503)	(806,422)
Net portfolio interest income	$59,464	$65,473	$129,899	$135,648
(1) Interest expense on HMBS and nonrecourse obligations also includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.

For the three months ended June 30, 2025 versus the three months ended June 30, 2024
Total revenues increased $89.1 million as a result of the following:
•Fair value changes from model amortization improved $12.4 million primarily due to a higher modeled yield on a larger portfolio during the three months ended June 30, 2025 compared to the 2024 period. Net portfolio interest income decreased $6.0 million due to higher cost of funds within our securitized financing portfolio, which was partially offset by a gain on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.
•Fair value changes from market inputs or model assumptions increased $83.7 million primarily due to lower market interest rates and yield volatility, which generated higher net fair value gains during the three months ended June 30, 2025 compared to the 2024 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.

For the six months ended June 30, 2025 versus the six months ended June 30, 2024
Total revenues increased $180.9 million as a result of the following:
•Fair value changes from model amortization improved $29.0 million primarily due to a higher modeled yield on a larger portfolio during the six months ended June 30, 2025 compared to the 2024 period. Net portfolio interest income decreased $5.7 million due to higher cost of funds within our securitized financing portfolio, which was partially offset by gains on extinguishment of debt related to the purchases of securities that were previously issued by consolidated trusts.
•Fair value changes from market inputs or model assumptions increased $158.4 million primarily due to lower market interest rates, which generated higher net fair value gains during the six months ended June 30, 2025 compared to the 2024 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.

Expenses
In the table below is a summary of the components of our Portfolio Management segment’s total expenses (in thousands):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Salaries	$2,899	$2,906	$5,705	$5,863
Commissions and bonuses	469	590	911	1,634
Other salary related expenses	357	433	741	1,496
Total salaries, benefits, and related expenses	3,725	3,929	7,357	8,993

Loan portfolio related expenses	8,211	4,562	18,015	10,094
Loan servicing expenses	7,525	7,632	15,266	15,850
Marketing and advertising expenses	—	24	—	39
Depreciation and amortization	16	15	34	23
General and administrative expenses	2,794	3,600	5,330	7,516
Total expenses	$22,271	$19,762	$46,002	$42,515

For the three months ended June 30, 2025 versus the three months ended June 30, 2024
Total expenses increased $2.5 million or 12.7% as a result of the following:
•Loan portfolio related expenses increased $3.6 million due to increased securitization expenses during the three months ended June 30, 2025 compared to the 2024 period.

•General and administrative expenses decreased $0.8 million or 22.4% primarily due to continued cost-cutting initiatives that align expenses with our unified modern retirement solutions platform during the three months ended June 30, 2025 when compared to the 2024 period.

For the six months ended June 30, 2025 versus the six months ended June 30, 2024
Total expenses increased $3.5 million or 8.2% as a result of the following:
•Salaries, benefits, and related expenses decreased $1.6 million or 18.2% primarily due to a decrease in average headcount and continued cost-cutting initiatives that align expenses with our unified modern retirement solutions platform during the six months ended June 30, 2025 when compared to the 2024 period. Average headcount was 60 for the six months ended June 30, 2025 compared to 68 for the 2024 period.
•Loan portfolio related expenses increased $7.9 million due to increased securitization expenses during the six months ended June 30, 2025 compared to the 2024 period.
•General and administrative expenses decreased $2.2 million or 29.1% primarily due to continued cost-cutting initiatives that align expenses with our unified modern retirement solutions platform during the six months ended June 30, 2025 when compared to the 2024 period.

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
The following table summarizes Corporate and Other results (in thousands):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Non-funding interest expense, net	$(15,223)	$(9,268)	$(30,135)	$(17,420)
Total revenues	(15,223)	(9,268)	(30,135)	(17,420)
Total expenses	14,938	16,573	29,237	35,848
Impairment of other assets	—	—	—	(600)
Other, net	(6,361)	2,240	(3,994)	3,867
NET LOSS BEFORE INCOME TAXES	$(36,522)	$(23,601)	$(63,366)	$(50,001)

In the table below is a summary of the components of Corporate and Other total expenses (in thousands):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Salaries and bonuses	$14,202	$12,842	$26,974	$27,570
Other salary related expenses	2,150	2,542	4,280	5,850
Shared services - payroll allocations	(6,456)	(5,209)	(12,912)	(10,419)
Total salaries, benefits, and related expenses	9,896	10,175	18,342	23,001

Marketing and advertising expenses	8	6	9	12
Depreciation and amortization	311	312	621	494

Communications and data processing and other expenses	4,542	6,136	10,187	13,276
Professional and consulting fees	3,517	3,485	6,750	6,146
Shared services - general and administrative allocations	(3,336)	(3,541)	(6,672)	(7,081)
Total general and administrative expenses	4,723	6,080	10,265	12,341

Total expenses	$14,938	$16,573	$29,237	$35,848

For the three months ended June 30, 2025 versus the three months ended June 30, 2024
Total revenues worsened by $6.0 million as a result of the following:
•Non-funding interest expense, net, increased $6.0 million during the three months ended June 30, 2025 compared to the 2024 period primarily due to the discount amortization expense related to the exchange of our senior notes that occurred on October 31, 2024, as well as increased cost of funds on our working capital promissory notes.
Total expenses decreased $1.6 million or 9.9% as a result of the following:
•General and administrative expenses, net of shared services allocations, decreased $1.4 million or 22.3% primarily due to continued cost-cutting initiatives that align expenses with our unified modern retirement solutions platform during the three months ended June 30, 2025 when compared to the 2024 period.
Other, net, changed $8.6 million primarily due to valuation changes in certain non-operating assets and deferred purchase price liabilities.

For the six months ended June 30, 2025 versus the six months ended June 30, 2024
Total revenues worsened by $12.7 million as a result of the following:
•Non-funding interest expense, net, increased $12.7 million during the six months ended June 30, 2025 compared to the 2024 period primarily due to the discount amortization expense related to the exchange of our senior notes that occurred on October 31, 2024, as well as increased cost of funds on our working capital promissory notes.
Total expenses decreased $6.6 million or 18.4% as a result of the following:
•Salaries, benefits, and related expenses, net of shared services allocations, decreased $4.7 million or 20.3% for the six months ended June 30, 2025 when compared to the 2024 period as the Company continued our focus on cost-cutting initiatives that align expenses with our unified modern retirement solutions platform. Average onshore headcount declined from 267 for the six months ended June 30, 2024 to 239 for the six months ended June 30, 2025.
•General and administrative expenses, net of shared services allocations, decreased $2.1 million or 16.8% primarily due to continued cost-cutting initiatives that align expenses with our unified modern retirement solutions platform during the six months ended June 30, 2025 when compared to the 2024 period.

Other, net, changed $7.9 million primarily due to valuation changes in certain non-operating assets and deferred purchase price liabilities.

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
Change in Non-GAAP Measures
Prior to the third quarter of 2024, the Company’s adjusted net income (loss), adjusted EBITDA, and adjusted earnings (loss) per share were adjusted for equity-based compensation for only the Replacement Restricted Stock Units (“RSUs”) and Earnout Right RSUs. Beginning with the third quarter of 2024, the Company revised our definitions of adjusted net income (loss), adjusted EBITDA, and adjusted earnings (loss) per share to now adjust for all equity-based compensation in the aforementioned non-GAAP measures. As a result of the change, prior period amounts have been recast to reflect the updated presentation.
Subsequent to granting the Replacement RSUs and Earnout Right RSUs, the Company has granted other equity-based awards. As these awards are non-cash expenses that are not directly correlated with operating results, the Company believes that analysts, investors, and other users of the financial statements may find this change beneficial when analyzing our operating performance and comparability to peers. As a result of the change, adjusted net loss decreased $1.2 million and $1.9 million for the three and six months ended June 30, 2024, respectively, from what was previously reported. The change also resulted in a decrease to adjusted loss per share of $0.05 and $0.08 for the three and six months ended June 30, 2024, respectively, from what was previously reported.
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
Adjusted Earnings (Loss) Per Share
We define adjusted earnings (loss) per share as adjusted net income (loss) (defined above) plus interest expense on the exchangeable senior secured notes, net of a tax effect, if dilutive, divided by the weighted average shares outstanding, which includes outstanding Class A Common Stock plus the units of FOA Equity (“Class A LLC Units”) owned by the noncontrolling interest on an if-converted basis, the exchange of the exchangeable senior secured notes on an if-converted basis if they are dilutive, and any shares under the treasury stock method.
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

Reconciliation to GAAP
The following table provides a reconciliation of net income (loss) from continuing operations to adjusted net income (loss) and adjusted EBITDA, as well as adjusted earnings (loss) per share and tangible equity (in thousands, except for share data):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Reconciliation of net income (loss) from continuing operations to adjusted net income (loss) and adjusted EBITDA
Net income (loss) from continuing operations	$79,823	$(4,921)	$159,573	$(20,701)
Add back: Provision for income taxes	(2,132)	(1,153)	(4,075)	(1,153)
Net income (loss) from continuing operations before income taxes	81,955	(3,768)	163,648	(19,548)
Adjustments for:
Changes in fair value(1)	(75,514)	(8,633)	(151,324)	(17,550)
Amortization or impairment of intangibles and impairment of other assets	9,297	9,296	18,594	19,194
Equity-based compensation	2,647	1,595	4,804	5,576
Certain non-recurring costs	717	1,723	924	3,697
Adjusted net income (loss) before income taxes	19,102	213	36,646	(8,631)
Benefit (provision) for income taxes	(5,066)	(140)	(9,680)	1,997
Adjusted net income (loss)	14,036	73	26,966	(6,634)
Provision (benefit) for income taxes	5,066	140	9,680	(1,997)
Depreciation	357	457	718	837
Interest expense on non-funding debt	10,878	9,606	21,940	18,079
Adjusted EBITDA	$30,337	$10,276	$59,304	$10,285

GAAP PER SHARE MEASURES
Net income (loss) from continuing operations attributable to controlling interest	$34,923	$(1,984)	$67,160	$(7,619)
Basic weighted average shares outstanding	11,041,337	9,898,182	10,611,689	9,773,370
Basic earnings (loss) per share from continuing operations	$3.16	$(0.20)	$6.33	$(0.78)
If-converted method net income (loss) from continuing operations	$64,205	$(6,853)	$141,441	$(20,262)
Diluted weighted average shares outstanding	30,137,247	23,084,189	30,152,054	23,013,742
Diluted earnings (loss) per share from continuing operations	$2.13	$(0.29)	$4.69	$(0.88)

NON-GAAP PER SHARE MEASURES
Adjusted net income (loss)	$14,036	$73	$26,966	$(6,634)
Exchangeable senior secured notes interest expense(2)	2,650	—	5,259	—
Total	$16,686	$73	$32,225	$(6,634)
Weighted average shares outstanding	30,137,247	23,084,189	30,152,054	23,013,742
Adjusted earnings (loss) per share	$0.55	$—	$1.07	$(0.29)

	June 30, 2025	December 31, 2024
Total equity	$473,425	$315,664
Less: Intangible assets, net	198,209	216,342
Tangible equity	$275,216	$99,322

(1) Changes in fair value - The adjustment for changes in fair value includes changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions, deferred purchase price obligations, contingent earnout, warrant liability, and the exchange of our senior notes.
Changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions - This adjustment relates to changes in the significant market or model input components of the fair value for loans and securities held for investment and related obligations. We include an adjustment for the significant market or model input components of the change in fair value because, while based on real observable and/or predicted changes in drivers of the valuation of assets, they may be mismatched in any given period with the actual change in the underlying economics or when they will be realized in actual cash flows. Changes in fair value of loans and securities held for investment and related obligations include changes in fair value and related hedge gains and losses for the following:
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

Liquidity and Capital Resources
FOA is a holding company and has no material assets other than its direct and indirect ownership of Class A LLC Units. FOA has no independent means of generating revenue. FOA Equity may make distributions to its holders of Class A LLC Units, including FOA, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRA obligation, and dividends, if any, declared by FOA. Deterioration in the financial condition, earnings, or cash flow of FOA Equity and its subsidiaries for any reason could limit or impair FOA Equity’s ability to make such distributions. In addition, FOA Equity is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FOA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FOA Equity are generally subject to similar legal limitations on their ability to make distributions to FOA Equity. Further, our existing financing arrangements include, and any financing arrangement that we enter into in the future may include, restrictions that impact FOA Equity’s ability to make distributions to FOA.
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

Cash Flows
The following table presents amounts from our Condensed Consolidated Statements of Cash Flows (in thousands):

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Net cash provided by (used in):
Operating activities	$(188,555)	$(236,241)
Investing activities	183,472	251,797
Financing activities	(60,226)	6,303
Effect of exchange rate changes on cash and cash equivalents	(7)	(47)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(65,316)	$21,812
Net increase (decrease) in cash and cash equivalents	$(907)	$27
Net increase (decrease) in restricted cash	(64,409)	21,785
Our cash and cash equivalents and restricted cash decreased by $65.3 million for the six months ended June 30, 2025 compared to an increase of $21.8 million during the comparable period in 2024. Our cash and cash equivalents, excluding restricted cash, decreased $0.9 million for the six months ended June 30, 2025 and stayed relatively consistent during the comparable period in 2024.
Operating Cash Flow
Cash flows from operating activities improved by $47.7 million for the six months ended June 30, 2025 compared to the corresponding 2024 period. The improvement was primarily attributable to changes in payables and other liabilities.
Investing Cash Flow
The decrease of $68.3 million in cash flows from our investing activities during the six months ended June 30, 2025 compared to the 2024 period was primarily attributable to a $57.7 million increase in cash used for purchases and originations of loans held for investment, net of proceeds/payments, and a decrease of $5.5 million in proceeds on the sale of mortgage servicing rights (“MSR”).
Financing Cash Flow
The decrease of $66.5 million in cash flows from our financing activities during the six months ended June 30, 2025 compared to the 2024 period was primarily driven by a $270.6 million increase in payments on HMBS related obligations, net of proceeds, and a $27.0 million decrease in proceeds related to our notes payable. This was partially offset by a $224.8 million increase in proceeds from issuance of nonrecourse debt, net of payments, and a $5.8 million increase in proceeds from other financing lines of credit, net of payments.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. These covenants are measured at FAH or FAR. The Company was in compliance with the financial covenants as of June 30, 2025. Refer to Note 9 - Other Financing Lines of Credit in the Notes to Condensed Consolidated Financial Statements for additional information.
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
As of June 30, 2025, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. FAR’s actual ratio of adjusted net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations do not meet the requirements of sale accounting and are not derecognized upon date of transfer. As a result, the Company accounts for HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations as secured borrowings and continues to recognize the loans as held for investment, subject to HMBS related obligations or nonrecourse debt, along with the corresponding liability for the HMBS related obligations or nonrecourse debt. Based on this, FAR requested and received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of June 30, 2025, FAR was in compliance with applicable requirements.
Refer to Note 14 - Liquidity and Capital Requirements in the Notes to Condensed Consolidated Financial Statements for additional information.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of June 30, 2025, our debt obligations were $29.5 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
HMBS Related Obligations
FAR is an approved issuer of HMBS that are guaranteed by Ginnie Mae and collateralized by participation interests in HECM loans insured by the FHA. We originate HECM loans insured by the FHA. Participations in the HECM loans are pooled into HMBS, which are sold into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the participating interest requirements because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk, and incidental credit risk due to the buyout of HECM assets as discussed below. As a result, the transfers of the HECM loans do not qualify for sale accounting, and we, therefore, account for these transfers as secured financings. Holders of participating interests in the HMBS have no recourse against assets other than the underlying HECM loans, remittances, or collateral on those loans while they are in the securitization pools, except for standard representations and warranties and our contractual obligation to service the HECM loans and the HMBS.
Remittances received on the reverse mortgage loans, proceeds received from the sale of real estate owned, and our funds used to repurchase reverse mortgage loans are used to reduce the HMBS related obligations by making payments to the securitization pools, which then remit the payments to the beneficial interest holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse mortgage loans or liquidation of real estate owned properties and events of default as stipulated in the reverse mortgage loan agreements with borrowers. As an HMBS issuer, FAR assumes certain obligations related to each security it issues. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once they reach certain limits set at loan origination for the maximum UPB allowed. Performing repurchased loans are generally conveyed to HUD, and nonperforming repurchased loans are generally liquidated in accordance with program requirements.
As of June 30, 2025, we had HMBS related obligations of $18.6 billion and HECM loans pledged as collateral to the pools of $18.9 billion, both carried at fair value.
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

Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program, which include non-agency reverse mortgage loans and HECM buyouts. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, typically included in the Condensed Consolidated Statements of Financial Condition as Loans held for investment, subject to nonrecourse debt, at fair value, and Nonrecourse debt, at fair value. As of June 30, 2025, we had nonrecourse debt-related borrowings of $9.4 billion and loans pledged as collateral for the nonrecourse debt of $10.0 billion, both carried at fair value.
Refer to Note 8 - Nonrecourse Debt, at Fair Value, in the Notes to Condensed Consolidated Financial Statements for additional information.
Other Financing Lines of Credit
Reverse Mortgage Warehouse Facilities
As of June 30, 2025, we had $1.2 billion in warehouse lines of credit capacity collateralized by first and second lien mortgages with a $572.5 million aggregate principal amount drawn through nine funding facility arrangements with eight active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans, or as loan and security agreements under which eligible loans are pledged to the lender as collateral. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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
The following table presents additional information about our warehouse facilities as of June 30, 2025 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	Outstanding Balance
Committed	October 2025 - September 2026	$425,000	$367,411
Uncommitted	September 2025 - October 2026	740,000	205,059
Total reverse warehouse facilities		$1,165,000	$572,470

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
Other Secured Lines of Credit
As of June 30, 2025, we collectively had $540.5 million in additional secured facilities with $504.0 million aggregate principal amount drawn through credit agreements or master repurchase agreements with six funding facility arrangements and five active lenders. These facilities are secured by, among other things, eligible asset-backed securities, HECM MSR, and unsecuritized tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under our facilities, we generally transfer the assets at a haircut, which serves as the primary credit enhancement for the lender.
The following table presents additional information about our other secured lines of credit as of June 30, 2025 (in thousands):

Other Secured Lines of Credit	Maturity Date	Total Capacity	Outstanding Balance
Committed	Various(1)	$500,508	$481,368
Uncommitted	October 2025	40,000	22,596
Total other secured lines of credit		$540,508	$503,964
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

Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with all financial covenants as of June 30, 2025.
Refer to Note 9 - Other Financing Lines of Credit in the Notes to Condensed Consolidated Financial Statements for additional information.
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
Senior Secured Notes
The Senior Secured Notes will mature on November 30, 2026 (the “Scheduled Maturity Date”), with FOAF’s option to extend until November 30, 2027 (the “Extended Maturity Date”). On August 4, 2025, FOA Equity, FOAF, certain of their direct and indirect subsidiaries who act as guarantors, and a requisite majority of holders of FOAF’s Senior Secured Notes and Exchangeable Secured Notes entered into a consent support agreement to support and achieve the consummation of certain amendments which, once effective will provide that $60 million of the principal amount of the Senior Secured Notes will mature on the Scheduled Maturity Date with FOAF retaining the option to extend the remaining principal balance to the Extended Maturity Date.
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
The Company was in compliance with all required covenants related to the Secured Notes as of June 30, 2025.
2025 Unsecured Notes
The 2025 Unsecured Notes bear interest at a rate of 7.875% per year, payable semi-annually in arrears on May 15 and November 15.
In November 2020, Libman Family Holdings, LLC, purchased a portion of the 2025 Unsecured Notes. In October 2024, the related party exchanged all of their 2025 Unsecured Notes for Secured Notes.

Working Capital Promissory Notes
The Company has two Revolving Working Capital Promissory Note Agreements (the “Working Capital Promissory Notes”) outstanding with BTO Urban Holdings L.L.C. and Libman Family Holdings, LLC (“LFH”), which are deemed affiliates of the Company. Amounts under the Working Capital Promissory Notes may be re-borrowed and repaid from time to time until the related maturity date. The Working Capital Promissory Notes accrue interest monthly at a rate of 15.0% per annum and mature in August 2025.
The Working Capital Promissory Notes with BTO Urban Holdings L.L.C. and LFH were repaid and terminated in full subsequent to June 30, 2025. On August 4, 2025, FAR entered into an unsecured revolving working capital promissory note with LFH, providing for an uncommitted revolving facility for general corporate and working capital purposes of up to $20.0 million, which was fully drawn on such date. The unsecured revolving working capital promissory note matures on August 4, 2026. Refer to Note 17 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments
The following table provides a summary of contractual obligations as of June 30, 2025 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Nonrecourse debt	$9,738,998	$3,216,018	$4,194,520	$1,100,446	$1,228,014
Warehouse lines of credit	572,470	261,184	311,286	—	—
Other secured lines of credit	503,964	25,996	77,460	—	400,508
Notes payable(1)	434,955	137,408	150,754	146,793	—
Operating leases	34,718	5,381	9,401	6,753	13,183
Total	$11,285,105	$3,645,987	$4,743,421	$1,253,992	$1,641,705
(1) Amounts exclude the unamortized debt discount and issuance costs. The Working Capital Promissory Notes with BTO Urban Holdings L.L.C. and LFH were repaid and terminated in full subsequent to June 30, 2025. On August 4, 2025, FAR entered into an unsecured revolving working capital promissory note with LFH, providing for an uncommitted revolving facility for general corporate and working capital purposes of up to $20.0 million, which was fully drawn on such date. The unsecured revolving working capital promissory note matures on August 4, 2026. Refer to Note 17 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.
In addition to the above contractual obligations, we have also been involved with securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans in the Condensed Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS related obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned properties. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $17.8 billion as of June 30, 2025.
The Company’s TRA obligation will require payments to be made that may be significant and are not reflected in the contractual obligations table above.
We are also required to fund borrower draws on certain loans. These unfunded commitments are not included in the table above. Refer to Note 11 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for additional information.

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

The following table summarizes the estimated change in the fair value of our significant assets and liabilities sensitive to interest rates as of June 30, 2025 (in thousands):

	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Loans held for investment, subject to HMBS related obligations	$30,375	$(30,494)
Loans held for investment, subject to nonrecourse debt	141,113	(137,641)
Loans held for investment	5,676	(5,571)
Total assets	$177,164	$(173,706)

Increase (decrease) in liabilities
HMBS related obligations	$26,109	$(26,074)
Nonrecourse debt	63,304	(62,258)
Total liabilities	$89,413	$(88,332)

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Form 10-Q”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting discussed below.
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

We identified the control over the preparation and review of the consolidated cash flow statements did not operate effectively in order to prevent or detect the material errors in the classification and presentation of cash flow activities with respect to nonrecourse securitization transactions. As described below, management has made progress towards remediating the material weakness, but the enhanced control will need a period of continued operating effectiveness execution to demonstrate remediation. As such, management has concluded that the material weakness continued to exist as of June 30, 2025.
Notwithstanding this material weakness, based on the additional analysis and other post-closing procedures performed, the Company believes the interim unaudited condensed consolidated financial statements and other financial information included in this Form 10-Q, are fairly presented, in all material respects, in conformity with GAAP.
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
Management is committed to remediating the material weakness in a timely fashion. Management believes it has made substantial progress towards remediating the material weakness, subject to continuous management testing of the operating effectiveness of this internal control. Given the steps outlined above, management believes such efforts will effectively remediate the material weakness, however, these actions are subject to ongoing management evaluation, and the Company will need a period of execution to demonstrate remediation. Management will continually assess the effectiveness of the remediation efforts and may determine to take additional measures to address control deficiencies or modify the remediation plan described above. The Company is committed to the continuous improvement of its internal control over financial reporting and will continue to diligently review its internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above in this Item 4, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 10 - Litigation in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information included in this Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” included in the Form 10-K/A, as well as the factors identified under “Forward-Looking Statements” prior to the beginning of Part I, Item 1 of this Form 10-Q and the items identified in “Other Recent Events” within Part I, Item 2 of this Form 10-Q and as may be updated in subsequent filings with the SEC, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Form 10-K/A and this Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results. Except as set forth below, there have been no material changes to the risk factors included in the Form 10-K/A.

The Repurchase may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition, and results of operations.

As previously disclosed, on August 4, 2025, the Company entered into the Repurchase Agreement, pursuant to which the Company will purchase all of the Blackstone Investor’s shares of Class A Common Stock, shares of Class B Common Stock, Class A LLC Units, and rights to receive shares of Class A Common Stock and Class A LLC Units pursuant to the Transaction Agreement, dated as of October 12, 2020, filed as Exhibit 2.1 of this Form 10-Q (the “Earnout Rights” and, together with such shares of Class A Common Stock, shares of Class B Common Stock, and Class A LLC Units, the “Sold Equity”). Each share of Class A Common Stock and each Class A LLC Unit will be purchased for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights will be purchased for no consideration, for total consideration of $80,298,170. The closing of the Repurchase is subject to the satisfaction of various conditions, including, among other things: (i) the receipt of a customary opinion; (ii) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers); (iii) the other party’s compliance in all material respects with its pre-closing covenants; and (iv) the absence of any law that enjoins, restrains, or otherwise prohibits or makes illegal the consummation of the Repurchase. While it is currently anticipated that the Repurchase will be consummated in the fourth quarter of 2025, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied.

If the Repurchase is not consummated for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Repurchase will be consummated and the related benefits will be realized. We may also be subject to additional risks if the Repurchase is not completed, including incurring substantial costs related to the Repurchase, such as legal, accounting, valuation advisory, and other professional services fees that have already been incurred or will continue to be incurred until closing, and reputational harm including relationships with investors, customers, and business partners due to the adverse perception of any failure to successfully complete the Repurchase.

Further, the Blackstone Investor may terminate the Repurchase Agreement if the Repurchase has not been consummated by December 6, 2025 (the “Initial Outside Date”), and we may also terminate the Repurchase Agreement if the Repurchase has not been consummated by February 28, 2026 (the “Extended Outside Date”). In addition, the parties may terminate the Repurchase Agreement (i) by mutual written consent; (ii) if any governmental entity has issued a final and non-appealable order, decree or ruling, or taken any other final and non-appealable action restraining, enjoining, or otherwise prohibiting the Repurchase; or (iii) if the other party has breached its representations or warranties or covenants or agreements in a way that would prevent satisfaction of a closing condition and such breach cannot be cured (if capable of being cured) within 30 days following the receipt of written notice of such breach. In addition, in the event the closing of the Repurchase has not been consummated by the Initial Outside Date, the Blackstone Investor may sell up to all of the Sold Equity to one or more third parties, in which case the Company would not be able to purchase the Sold Equity sold to such third parties. As a result, the occurrence of the aforementioned items could adversely affect our stock price, business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans
During the quarter ended June 30, 2025, none of our directors or Section 16 officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp., Finance of America Equity Capital LLC, Finance of America Companies Inc., RPLY Merger Sub LLC, RPLY BLKR Merger Sub LLC, Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., Blackstone Tactical Opportunities Associates – NQ L.L.C., the Sellers identified therein, and the Seller Representatives identified therein.	8-K	2.1	4/7/2021
2.2	Letter Agreement, dated April 1, 2021, by and among the Seller Representatives identified therein and Replay Acquisition Corp.	8-K	2.2	4/7/2021
2.3	Letter Agreement, dated April 5, 2021, by and among the Seller Representatives identified therein, Replay Acquisition LLC, and Finance of America Equity Capital LLC.	8-K	2.3	4/7/2021
2.4	Letter Agreement, dated March 31, 2021, by and among Libman Family Holdings, LLC, The Mortgage Opportunity Group LLC, BTO Urban Holdings L.L.C., BTO Urban Holdings II L.P., and Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P.	8-K	2.4	4/7/2021
3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.2	4/7/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.1	7/26/2024
3.3	Amended and Restated Bylaws of Finance of America Companies Inc.	8-K	3.3	4/7/2021
4.1	Form of unsecured convertible promissory note (included as Annex A to Exhibit 10.2).	8-K	4.1	8/5/2025

10.1	Repurchase Agreement, dated August 4, 2025, by and among Finance of America Companies Inc., Finance of America Equity Capital LLC, Blackstone Tactical Opportunities Associates – NQ L.L.C., BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership - NQ ESC L.P. and BTO Urban Holdings II L.P.	8-K	10.1	8/5/2025
10.2	Form of Convertible Note Purchase Agreement.	8-K	10.2	8/5/2025
10.3	Consent Support Agreement, dated as of August 4, 2025, by and among Finance of America Funding LLC, Finance of America Equity Capital LLC, Finance of America Holdings LLC, Incenter LLC, Finance of America Mortgage LLC, Finance of America Reverse LLC, and MM Risk Retention LLC, and certain consenting noteholders.	8-K	10.3	8/5/2025
10.4	First Amendment to Pledge and Security Agreement, dated as of August 4, 2025, by and among Finance of America Funding LLC, U.S. Bank Trust Company, National Association, as collateral trustee, and the other grantors party thereto (with conformed Pledge and Security Agreement annexed thereto).	8-K	10.4	8/5/2025
31.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X
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

Finance of America Companies Inc.
Date:	August 11, 2025	By:	/s/ Matthew A. Engel
Matthew A. Engel
Chief Financial Officer
(Principal Financial Officer)