Form 10-Q
period 2025-09-30
Finance of America Companies Inc.
filed 2025-11-13
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
NYSE Texas, Inc.

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

As of November 7, 2025, 7,891,348 shares of the registrant’s Class A Common Stock, par value $0.0001, and 12 shares of the registrant’s Class B Common Stock, par value $0.0001, were outstanding.

Finance of America Companies Inc. Quarterly Report on Form 10-Q Table of Contents

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (the “Form 10-Q”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the United States of America (the “U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the control of Finance of America Companies Inc. (the “Company”). These statements include, but are not limited to, statements related to our expectations regarding our repurchase of Blackstone’s equity stake and related transactions, our partnership with Better.com, and our ability to realize the anticipated benefits of these transactions, the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “budgets,” “forecasts,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including those risks described below. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of the Form 10-Q. Results for any specified quarter are not necessarily indicative of the results that may be expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. In addition to the other information in the Form 10-Q, the following risk factors should be considered carefully in evaluating the Company and our business:
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
•we are incorporating artificial intelligence technologies into our processes and these technologies may present business, compliance, and reputational risks;
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

PART I - Financial Information Item 1. Financial Statements
Finance of America Companies Inc. Condensed Consolidated Statements of Financial Condition (in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$109,793	$47,383
Restricted cash	292,593	254,585
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related obligations, at fair value	18,973,939	18,669,962
Loans held for investment, subject to nonrecourse debt, at fair value	10,476,941	9,288,403
Loans held for investment, at fair value	407,964	520,103
Intangible assets, net	188,912	216,342
Other assets, net (includes $99,024 and $43,861 at fair value)	205,912	157,261
Assets of discontinued operations	942	2,451
TOTAL ASSETS	$30,656,996	$29,156,490

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$18,758,558	$18,444,370
Nonrecourse debt, at fair value	10,155,869	8,954,068
Other financing lines of credit	809,363	918,247
Notes payable (includes $49,844 and $0 at fair value, and includes amounts due to related parties of $77,283 and $162,283)	353,626	374,511
Payables and other liabilities (includes $8,891 and $16,684 at fair value)	131,841	137,953
Repurchase agreement obligation	80,298	—
Liabilities of discontinued operations	1,610	11,677
TOTAL LIABILITIES	30,291,165	28,840,826
Commitments and Contingencies (Note 12)
EQUITY
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 11,505,120 and 10,360,299 shares issued, and 7,886,986 and 9,934,449 shares outstanding	1	1
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized; 14 and 15 shares issued, and 12 and 15 shares outstanding	—	—
Additional paid-in capital	926,748	954,469
Accumulated deficit	(643,278)	(698,895)
Accumulated other comprehensive loss	(283)	(276)
Noncontrolling interest	82,643	60,365
TOTAL EQUITY	365,831	315,664
TOTAL LIABILITIES AND EQUITY	$30,656,996	$29,156,490

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

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Restricted cash	$284,306	$248,905
Loans held for investment, subject to nonrecourse debt, at fair value	10,085,088	8,904,303
Loans held for investment, at fair value	15,385	168,641
Other assets, net (includes $51,542 and $0 at fair value)	104,342	53,400
TOTAL ASSETS	$10,489,121	$9,375,249

LIABILITIES
Nonrecourse debt, at fair value	$9,782,201	$8,588,301
Other financing lines of credit	42,168	136,157
Payables and other liabilities	2,339	1,277
TOTAL LIABILITIES	$9,826,708	$8,725,735

NET CARRYING VALUE OF ASSETS IN VIEs	$662,413	$649,514

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
PORTFOLIO INTEREST INCOME
Interest income	$482,132	$489,900	$1,444,534	$1,431,970
Interest expense	(404,031)	(426,839)	(1,236,534)	(1,233,261)
NET PORTFOLIO INTEREST INCOME	78,101	63,061	208,000	198,709

OTHER INCOME (EXPENSE)
Net origination gains	59,933	57,216	162,029	137,133
Gain on securitization of home equity conversion mortgage (“HECM”) tails, net	11,654	10,560	32,990	32,317
Fair value changes from model amortization	(41,293)	(43,753)	(117,705)	(149,174)
Fair value changes from market inputs or model assumptions	(21,872)	204,154	161,330	228,976
Net fair value changes on loans and related obligations	8,422	228,177	238,644	249,252
Fee income	8,813	8,054	21,898	22,472
Non-funding interest expense, net	(14,488)	(9,219)	(44,623)	(26,639)
NET OTHER INCOME (EXPENSE)	2,747	227,012	215,919	245,085

TOTAL REVENUES	80,848	290,073	423,919	443,794

EXPENSES
Salaries, benefits, and related expenses	37,245	31,083	108,149	105,159
Loan production and portfolio related expenses	25,527	6,946	46,319	21,221
Loan servicing expenses	8,168	7,772	23,434	23,622
Marketing and advertising expenses	11,231	10,325	34,227	29,543
Depreciation and amortization	9,643	9,777	28,955	29,208
General and administrative expenses	12,780	14,405	38,939	47,917
TOTAL EXPENSES	104,594	80,308	280,023	256,670
IMPAIRMENT OF OTHER ASSETS	—	—	—	(600)
OTHER, NET	(4,809)	(1,592)	(8,803)	2,101
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(28,555)	208,173	135,093	188,625
Provision for income taxes from continuing operations	130	4,425	4,205	5,578
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(28,685)	203,748	130,888	183,047
NET LOSS FROM DISCONTINUED OPERATIONS	(1,172)	—	(5,922)	(4,727)
NET INCOME (LOSS)	(29,857)	203,748	124,966	178,320
Net income (loss) from continuing operations attributable to noncontrolling interest	(19,807)	119,545	72,606	106,463
Net loss from discontinued operations attributable to noncontrolling interest	(535)	—	(3,257)	(2,719)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(8,878)	84,203	58,282	76,584
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(637)	—	(2,665)	(2,008)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(9,515)	$84,203	$55,617	$74,576

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
EARNINGS (LOSS) PER SHARE (Note 17)
Basic weighted average shares outstanding	9,066,190	9,924,671	10,090,861	9,824,171
Basic earnings (loss) per share from continuing operations	$(0.98)	$8.48	$5.78	$7.80
Basic earnings (loss) per share	$(1.05)	$8.48	$5.51	$7.59
Diluted weighted average shares outstanding	19,235,795	23,159,304	28,488,038	23,062,616
Diluted earnings (loss) per share from continuing operations	$(1.22)	$7.50	$4.26	$6.65
Diluted earnings (loss) per share	$(1.27)	$7.50	$4.08	$6.47
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
NET INCOME (LOSS)	$(29,857)	$203,748	$124,966	$178,320
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	—	23	(7)	(24)
TOTAL COMPREHENSIVE INCOME (LOSS)	(29,857)	203,771	124,959	178,296
Less: Comprehensive income (loss) attributable to noncontrolling interest	(20,342)	119,558	69,345	103,730
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(9,515)	$84,213	$55,614	$74,566

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at June 30, 2025	11,076,638	$1	14	$—	$959,306	$(633,763)	$(283)	13,219,354	$148,164	$473,425
Net loss	—	—	—	—	—	(9,515)	—	—	(20,342)	(29,857)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(6)	(6)
Equity-based compensation, net	—	—	—	—	1,942	—	—	—	658	2,600
Settlement of restricted stock units (“RSUs”)	3,976	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(1,344)	—	—	—	(33)	—	—	—	—	(33)
Repurchase agreement (Note 16 - Related Party Transactions)	(3,192,284)	—	(2)	—	(34,467)	—	—	(4,837,533)	(45,831)	(80,298)
Balance at September 30, 2025	7,886,986	$1	12	$—	$926,748	$(643,278)	$(283)	8,381,821	$82,643	$365,831

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at June 30, 2024	9,918,193	$1	15	$—	$951,535	$(724,010)	$(296)	13,185,961	$24,067	$251,297
Net income	—	—	—	—	—	84,203	—	—	119,545	203,748
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(100)	(100)
Equity-based compensation, net	—	—	—	—	1,516	—	—	—	—	1,516
Conversion of Class A LLC Units for Class A Common Stock	6	—	—	—	—	—	—	(6)	—	—
Settlement of RSUs	11,569	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(3,966)	—	—	—	(28)	—	—	—	—	(28)
Foreign currency translation adjustment	—	—	—	—	—	—	23	—	—	23
Balance at September 30, 2024	9,925,802	$1	15	$—	$953,023	$(639,807)	$(273)	13,185,955	$143,512	$456,456

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at December 31, 2024	9,934,449	$1	15	$—	$954,469	$(698,895)	$(276)	13,891,768	$60,365	$315,664
Net income	—	—	—	—	—	55,617	—	—	69,349	124,966
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(294)	(294)
Equity-based compensation, net	—	—	—	—	5,432	—	—	—	1,972	7,404
Conversion of Class A LLC Units for Class A Common Stock	775,025	—	—	—	5,114	—	—	(775,025)	(5,114)	—
Settlement of RSUs	547,876	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(178,080)	—	—	—	(3,800)	—	—	—	—	(3,800)
Repurchase agreement (Note 16 - Related Party Transactions)	(3,192,284)	—	(2)	—	(34,467)	—	—	(4,837,533)	(45,831)	(80,298)
Issuance of Class A LLC Units	—	—	—	—	—	—	—	102,611	2,196	2,196
Class B share retirement	—	—	(1)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(7)	—	—	(7)
Balance at September 30, 2025	7,886,986	$1	12	$—	$926,748	$(643,278)	$(283)	8,381,821	$82,643	$365,831

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at December 31, 2023	9,634,074	$1	15	$—	$946,938	$(714,383)	$(249)	13,297,081	$40,100	$272,407
Net income	—	—	—	—	—	74,576	—	—	103,744	178,320
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(100)	(100)
Equity-based compensation, net	—	—	—	—	6,880	—	—	—	—	6,880
Conversion of Class A LLC Units for Class A Common Stock	177	—	—	—	—	—	—	(177)	—	—
Settlement of long-term incentive plan RSUs, net	110,949	—	—	—	232	—	—	(110,949)	(232)	—
Settlement of other RSUs	317,194	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(136,592)	—	—	—	(1,027)	—	—	—	—	(1,027)
Foreign currency translation adjustment	—	—	—	—	—	—	(24)	—	—	(24)
Balance at September 30, 2024	9,925,802	$1	15	$—	$953,023	$(639,807)	$(273)	13,185,955	$143,512	$456,456

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine months ended
	September 30,
	2025	2024
Operating Activities
Net income	$124,966	$178,320
Adjustments to reconcile net income to net cash used in operating activities	(463,269)	(495,930)
Net cash used in operating activities	(338,303)	(317,610)

Investing Activities
Purchases and originations of loans held for investment	(2,476,508)	(2,060,824)
Proceeds/payments received on loans held for investment	2,180,176	1,629,450
Purchases and originations of loans held for investment, subject to nonrecourse debt	(19,073)	(31,080)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	766,475	729,728
Proceeds on sale of mortgage servicing rights (“MSR”)	—	5,516
Proceeds from sale of businesses	—	3,000
Other investing activities, net	(3,966)	(191)
Net cash provided by investing activities	447,104	275,599

Financing Activities
Proceeds from issuance of HMBS related obligations	1,488,880	1,457,360
Payments on HMBS related obligations	(2,002,540)	(1,622,531)
Proceeds from issuance of nonrecourse debt	4,560,459	1,799,518
Payments on nonrecourse debt	(3,897,604)	(1,745,936)
Proceeds from other financing lines of credit	4,069,599	4,492,107
Payments on other financing lines of credit	(4,178,483)	(4,366,018)
Proceeds from notes payable	40,000	27,047
Payments on notes payable	(85,000)	—
Other financing activities, net	(3,687)	(3,998)
Net cash provided by (used in) financing activities	(8,376)	37,549

Effect of exchange rate changes on cash and cash equivalents	(7)	24
Net increase (decrease) in cash and cash equivalents and restricted cash	100,418	(4,438)
Cash and cash equivalents and restricted cash, beginning of period	301,968	224,801
Cash and cash equivalents and restricted cash, end of period	$402,386	$220,363

Cash and cash equivalents	$109,793	$44,258
Restricted cash	292,593	176,105
Total cash and cash equivalents and restricted cash, end of period	$402,386	$220,363

Supplementary Cash Flows Information
Cash paid for interest	$488,632	$274,887
Loans transferred to loans held for sale, at fair value, from loans held for investment, subject to nonrecourse debt, at fair value	133,534	—
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	47,365	5,424

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
FOA was incorporated in Delaware on October 9, 2020 and became a publicly-traded company on the NYSE in April 2021, with trading beginning on April 5, 2021. On August 15, 2025, the Company’s Class A Common Stock also began trading on NYSE Texas, Inc. The Company continues to maintain its primary listing on the NYSE and trades with the same “FOA” ticker symbol on both exchanges.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements comprise the financial statements of FOA and its controlled subsidiaries. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. SEC. The accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial condition as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The Condensed Consolidated Statement of Financial Condition at December 31, 2024 was derived from audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or for the full year. The condensed consolidated financial statements, including the significant accounting policies, should be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2024 within the Company’s Annual Report on Form 10-K, as amended by the Company’s Annual Report on Form 10-K/A (“Form 10-K”). The significant accounting policies, together with the other Notes to Condensed Consolidated Financial Statements, are an integral part of the condensed consolidated financial statements. The significant accounting policies in the Form 10-K have been updated below for certain reverse mortgage loans that are held for sale and our notes payable.
Beginning with the Company’s first quarter 2025 Form 10-Q, Gain on sale and other income from loans held for sale, net, was combined with Fee income in the Condensed Consolidated Statements of Operations due to minimal activity related to the wind-down of business lines that were not part of our unified modern retirement solutions platform.
Loans Held for Sale, at Fair Value
As of June 30, 2025, certain reverse mortgage loans that were previously classified as loans held for investment, at fair value, were transferred to loans held for sale, at fair value, due to the Company’s decision to sell the loans. Loans held for sale, at fair value, is included in Other assets, net, in the Condensed Consolidated Statements of Financial Condition and primarily represents reverse mortgage loans originated and held by the Company until sold to the secondary market. The difference between the cost basis of loans and their expected margin on sale is recognized at time of origination in Net origination gains in the Condensed Consolidated Statements of Operations.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair value changes after loan origination, but before loan sale, are recorded in Fair value changes from market inputs or model assumptions in the Condensed Consolidated Statements of Operations.
Loans held for sale, at fair value, also include residential mortgage loans originated and held by the Company until sold to the secondary market. Residential mortgage loans had a fair value of $0.9 million and $3.5 million as of September 30, 2025 and December 31, 2024, respectively, and an unpaid principal balance (“UPB”) of $1.2 million and $4.3 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, there were $0.7 million and $1.6 million, respectively, in UPB of residential mortgage loans that were 90 days or more past due and on non-accrual status.
Notes Payable
Notes payable, with the exception of the Convertible Notes (as defined in Note 10 - Notes Payable), are recorded at amortized cost. The interest recognized on notes payable is based on the stated interest rates of the debt and is recorded in Non-funding interest expense, net, in the Condensed Consolidated Statements of Operations.
For notes payable recorded at amortized cost, the issuance costs and discounts are initially capitalized as part of the notes payable balance and are amortized over the expected life of the note using the effective interest method. These expenses are recorded in Non-funding interest expense, net, in the Condensed Consolidated Statements of Operations.
The Company has elected the fair value option for the Convertible Notes. Refer to Note 5 - Fair Value for additional information. Issuance costs related to notes payable recorded at fair value are expensed as incurred and recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations. The changes in fair value of the Convertible Notes are recorded in Other, net, in the Condensed Consolidated Statements of Operations.
Refer to Note 10 - Notes Payable for additional information.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates regarding loans held for investment, HMBS related obligations, and nonrecourse debt are particularly subject to change. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices, or discrete events affecting specific borrowers, and such differences could be material.

Recently Adopted Accounting Guidance

Standard	Description	Effective Date	Effect on Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 that enhances annual income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and by requiring disclosure of the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as disaggregated by material individual jurisdictions.	January 1, 2025	This ASU will result in additional income tax disclosures in our Form 10-K, but the Company does not expect it will have a material impact on our consolidated financial statements.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Issued Accounting Guidance, Not Yet Adopted as of September 30, 2025

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued ASU 2024-03 which is intended to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions in the income statement.	For the year ending December 31, 2027 and interim periods beginning in 2028.	This ASU will result in additional expense disclosures, but the Company does not expect it will have a material impact on our consolidated financial statements.

Adoption of this ASU should be applied on a prospective basis, but retrospective application is permitted.
ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	In November 2024, the FASB issued ASU 2024-04 which is intended to clarify the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments.	For the year ending December 31, 2026 and interim reporting periods beginning in 2026.	The Company does not expect this ASU will have a material impact on our consolidated financial statements. Adoption of this ASU can be applied on a prospective or a retrospective basis.
ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	In July 2025, the FASB issued ASU 2025-05 which is intended to provide a practical expedient to measure credit losses on accounts receivable and contract assets.	For the year ending December 31, 2026 and interim reporting periods beginning in 2026.	The Company does not expect this ASU will have a material impact on our consolidated financial statements. Adoption of this ASU should be applied on a prospective basis.
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	In September 2025, the FASB issued ASU 2025-06 which amends guidance related to accounting for the development costs of internal-use software.	The Company plans to early adopt on January 1, 2026, using a prospective transition approach.	The Company does not expect this ASU will have a material impact on our consolidated financial statements.

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
The following table presents the major classes of assets and liabilities from discontinued operations (in thousands):

	September 30, 2025	December 31, 2024
Assets
Other assets, net	$942	$2,451
Liabilities
Payables and other liabilities	1,610	11,677

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the major components of net loss from discontinued operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Expenses
General and administrative expenses	$1,172	$—	$5,922	$1,622
Other, net	—	—	—	(3,105)
Net loss from discontinued operations before and after income taxes	(1,172)	—	(5,922)	(4,727)
Net loss from discontinued operations attributable to noncontrolling interest	(535)	—	(3,257)	(2,719)
Net loss from discontinued operations attributable to controlling interest	$(637)	$—	$(2,665)	$(2,008)
There were no material cash flow activities related to discontinued operations for the nine months ended September 30, 2025 and 2024.

4. Variable Interest Entities and Securitizations
The Company determined that the special purpose entities created in connection with its securitizations are VIEs. A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests, has both the power to direct the activities that significantly impact the VIE’s economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. From time to time, the Company may purchase securities that were previously issued by consolidated trusts. Under these circumstances, we extinguish the outstanding debt and recognize gains or losses for the difference between the consideration paid and the carrying value of the debt. For the three and nine months ended September 30, 2025, the Company recognized gains of $21.8 million and $38.8 million, respectively, on extinguishment of debt related to these purchases. There were no such gains or losses recognized for the three and nine months ended September 30, 2024. The gains or losses are recorded in Interest expense in the Condensed Consolidated Statements of Operations.
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
The Company has a financing agreement which is structured as a securitization. The special purpose entity created for the purposes of the financing is a VIE which the Company has consolidated, as the Company is the primary beneficiary. The non-agency reverse mortgage loans included in this securitization are recorded in Loans held for investment, at fair value, or in loans held for sale, at fair value, which is included in Other assets, net, in the Condensed Consolidated Statements of Financial Condition, and the associated debt is recorded in Other financing lines of credit in the Condensed Consolidated Statements of Financial Condition.
During the three and nine months ended September 30, 2025 and 2024, the Company redeemed outstanding securitized notes related to certain non-agency reverse mortgage loan securitizations. As part of the redemptions, the Company paid off nonrecourse debt with outstanding balances of $1.9 billion and $2.7 billion for the three and nine months ended September 30, 2025, respectively, and $0.4 billion and $1.0 billion for the three and nine months ended September 30, 2024, respectively. The notes were paid off at par.
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
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the three and nine months ended September 30, 2025 and 2024.
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Condensed Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	September 30, 2025	December 31, 2024
ASSETS
Restricted cash	$284,306	$248,905
Loans held for investment, subject to nonrecourse debt, at fair value	10,085,088	8,904,303
Loans held for investment, at fair value	15,385	168,641
Other assets, net (includes $51,542 and $0 at fair value)	104,342	53,400
TOTAL ASSETS	$10,489,121	$9,375,249

LIABILITIES
Nonrecourse debt, at fair value	$10,242,769	$8,947,378
Other financing lines of credit	42,168	136,157
Payables and other liabilities	2,339	1,277
TOTAL VIE LIABILITIES	10,287,276	9,084,812
Retained bonds and beneficial interests eliminated in consolidation	(460,568)	(359,077)
TOTAL CONSOLIDATED LIABILITIES	$9,826,708	$8,725,735
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
The following tables present a summary of the unconsolidated VIEs for which the Company holds variable interests (in thousands):

	September 30, 2025
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$44,728	$—	$44,728	$894,214
Transfers of loans - secured borrowing
Loans and nonrecourse liability	403,989	385,321	18,668	403,989
TOTAL	$448,717	$385,321	$63,396	$1,298,203

	December 31, 2024
	Carrying value
	Assets	Liabilities	Maximum exposure to loss	Total assets in VIEs
Transfers of loans - sale treatment
Retained interests	$47,568	$—	$47,568	$948,364
Transfers of loans - secured borrowing
Loans and nonrecourse liability	393,405	374,071	19,334	393,405
TOTAL	$440,973	$374,071	$66,902	$1,341,769
As of September 30, 2025 and December 31, 2024, there were $0.3 million and $0.2 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that were 90 days or more past due.
Issuance of HMBS
The Company securitizes HECM loans into HMBS, which Ginnie Mae guarantees, and sells the HMBS in the secondary market while retaining the rights to service the HECM loans. The Company determined that HECM loans transferred into HMBS do not meet the requirements of sale accounting and are not derecognized upon date of transfer. As of September 30, 2025, the Company was servicing 3,029 Ginnie Mae loan pools and the weighted average interest rate on the HMBS related obligations was 6.0%. As of December 31, 2024, the Company was servicing 2,835 Ginnie Mae loan pools and the weighted average interest rate on the HMBS related obligations was 6.2%.

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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers into or out of Level 3 within the fair value hierarchy during the three and nine months ended September 30, 2025 and 2024.
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

Loans held for investment
Non-agency reverse mortgage loans	These loans are valued utilizing a present value methodology that discounts estimated future cash flows over the life of the portfolio using WAL, LTV, CPR, loss severity, HPA, and discount rate assumptions.	Level 3

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

HECM buyouts (nonperforming)	The fair value of repurchased loans is based on expected cash proceeds of the liquidation of the underlying properties and expected claim proceeds from HUD. The primary assumptions utilized in valuing nonperforming repurchased loans include WAL, CPR, loss frequency, loss severity, and discount rate.

	Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution, including assignments to the FHA. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and, as servicer, the Company is exposed to losses upon resolution of the loan.	Level 3
Other assets
Loans held for sale	The reverse mortgage loans are valued based on an expected margin on sale.	Level 3
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
Convertible Notes
Convertible Notes
The Convertible Notes are measured based on the closing market price of the Company’s publicly-traded stock on the applicable date of the Condensed Consolidated Statements of Financial Condition. Refer to Note 10 - Notes Payable for additional information. There were no Convertible Notes as of December 31, 2024.
Level 2
Repurchase Agreement obligation
Repurchase Agreement obligation
The Repurchase Agreement obligation is measured based on the total consideration to be paid upon the closing of the Repurchase. Refer to Note 16 - Related Party Transactions for additional information. There was no obligation as of December 31, 2024.
Level 2

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred purchase price liabilities
AAG/Bloom
These liabilities are measured based on the estimated amount of indemnified claims associated with the acquisition of certain assets and liabilities from American Advisors Group, now known as Bloom Retirement Holdings Inc. (“AAG/Bloom”), and the closing market price of the Company’s publicly-traded stock on the applicable date of the Condensed Consolidated Statements of Financial Condition.
Level 3
Tax Receivable Agreements (“TRA”) obligation	The fair value is derived through the use of a discounted cash flow (“DCF”) model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3

	September 30, 2025		December 31, 2024
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
WAL (in years)	NM	3.1	NM	3.0
CPR	NM	21.0%	NM	21.6%
Loss frequency	NM	4.6%	NM	4.4%
Loss severity	5.8% - 15.8%	5.8%	3.4% - 15.9%	3.5%
Average draw rate	NM	1.1%	NM	1.1%
Discount rate	NM	4.7%	NM	5.3%
Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	9.7	NM	10.1
LTV	NM	48.9%	0.0% - 98.0%	47.2%
CPR	NM	15.0%	NM	14.8%
Loss severity	NM	10.0%	NM	10.0%
HPA	(4.7)% - 5.7%	3.7%	(5.6)% - 8.3%	3.6%
Discount rate	NM	6.4%	NM	7.0%
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.3	NM	7.1
CPR	NM	15.0%	NM	15.1%
Loss severity	5.8% - 15.8%	8.3%	3.4% - 15.9%	4.7%
Discount rate	NM	7.3%	NM	8.0%
HECM buyouts - securitized (nonperforming)
WAL (in years)	NM	1.5	NM	1.5
CPR	NM	40.6%	NM	40.0%
Loss frequency	23.1% - 100.0%	45.9%	23.1% - 100.0%	45.6%
Loss severity	5.8% - 15.8%	7.2%	3.4% - 15.9%	5.2%
Discount rate	NM	7.1%	NM	8.0%
Loans held for investment:
Non-agency reverse mortgage loans
WAL (in years)	NM	11.2	NM	10.5
LTV	10.6% - 74.2%	39.9%	5.9% - 70.6%	35.1%
CPR	NM	14.9%	NM	16.2%
Loss severity	NM	10.0%	NM	10.0%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2025		December 31, 2024
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
HPA	(4.7)% - 5.7%	3.6%	(5.6)% - 8.3%	3.5%
Discount rate	NM	6.4%	NM	7.1%
HECM buyouts (nonperforming)
WAL (in years)	NM	1.5	NM	1.5
CPR	NM	42.2%	NM	43.8%
Loss frequency	NM	42.1%	NM	47.9%
Loss severity	5.8% - 15.8%	7.6%	3.4% - 15.9%	10.5%
Discount rate	NM	7.1%	NM	8.0%
Other assets:
Retained bonds
WAL (in years)	NM	3.2	NM	3.5
Discount rate	(1.7)% - 15.4%	7.2%	(1.3)% - 15.3%	7.3%
Liabilities
HMBS related obligations
WAL (in years)	NM	3.9	NM	3.8
CPR	NM	24.6%	NM	24.8%
Discount rate	NM	4.7%	NM	5.2%
Nonrecourse debt:
Non-agency reverse mortgage loan securitizations
WAL (in years)	0.1 - 10.6	5.7	0.1 - 10.9	3.7
CPR	NM	21.5%	NM	17.3%
Discount rate	NM	6.2%	NM	6.7%
Performing/nonperforming HECM securitizations
WAL (in years)	NM	0.3	NM	1.0
CPR	NM	34.6%	NM	18.6%
Discount rate	NM	7.6%	NM	7.5%
Deferred purchase price liabilities:
TRA obligation
Discount rate	NM	32.9%	NM	28.1%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Assets and Liabilities
The following tables provide a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$18,973,939	$—	$—	$18,973,939
Loans held for investment, subject to nonrecourse debt	10,476,941	—	—	10,476,941
Loans held for investment	407,964	—	—	407,964
Other assets:
Loans held for sale	59,731	—	947	58,784
Retained bonds	39,293	—	—	39,293
Total assets	$29,957,868	$—	$947	$29,956,921

Liabilities
HMBS related obligations	$18,758,558	$—	$—	$18,758,558
Nonrecourse debt	10,155,869	—	—	10,155,869
Convertible Notes	49,844	—	49,844	—
Repurchase Agreement obligation	80,298	—	80,298	—
Deferred purchase price liabilities:
AAG/Bloom	8,010	—	—	8,010
TRA obligation	881	—	—	881
Total liabilities	$29,053,460	$—	$130,142	$28,923,318

	December 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$18,669,962	$—	$—	$18,669,962
Loans held for investment, subject to nonrecourse debt	9,288,403	—	—	9,288,403
Loans held for investment	520,103	—	—	520,103
Other assets:
Loans held for sale	3,454	—	3,454	—
Retained bonds	40,407	—	—	40,407
Total assets	$28,522,329	$—	$3,454	$28,518,875

Liabilities
HMBS related obligations	$18,444,370	$—	$—	$18,444,370
Nonrecourse debt	8,954,068	—	—	8,954,068
Deferred purchase price liabilities:
AAG/Bloom	13,370	—	—	13,370
TRA obligation	3,314	—	—	3,314
Total liabilities	$27,415,122	$—	$—	$27,415,122

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables present Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Assets
Three months ended September 30, 2025	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Retained bonds
Beginning balance	$19,493,155	$9,888,492	$180,899	$39,720
Total gain included in earnings	370,022	213,355	1,058	516
Purchases, settlements, and transfers:
Purchases and additions	822,126	6,352	40,310	—
Sales and settlements	(684,844)	(248,177)	(163,483)	(943)
Transfers in (out) between categories	(618,556)	616,919	—	—
Ending balance	$19,381,903	$10,476,941	$58,784	$39,293

	Liabilities
Three months ended September 30, 2025	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(18,643,094)	$(9,426,194)	$(13,439)
Total gain (loss) included in earnings	(291,062)	(189,197)	4,548
Purchases, settlements, and transfers:
Purchases and additions	(491,692)	(3,003,191)	—
Settlements	667,290	2,462,713	—
Ending balance	$(18,758,558)	$(10,155,869)	$(8,891)

	Assets
Nine months ended September 30, 2025	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Retained bonds
Beginning balance	$19,190,065	$9,288,403	$—	$40,407
Total gain included in earnings	1,076,254	785,573	1,058	1,727
Purchases, settlements, and transfers:
Purchases and additions	2,476,508	19,073	40,310	—
Sales and settlements	(2,019,815)	(766,475)	(163,483)	(2,841)
Transfers in (out) between categories	(1,341,109)	1,150,367	180,899	—
Ending balance	$19,381,903	$10,476,941	$58,784	$39,293

	Liabilities
Nine months ended September 30, 2025	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(18,444,370)	$(8,954,068)	$(16,684)
Total gain (loss) included in earnings	(827,848)	(538,946)	5,587
Purchases, settlements, and transfers:
Purchases and additions	(1,488,880)	(4,560,459)	—
Settlements	2,002,540	3,897,604	2,206
Ending balance	$(18,758,558)	$(10,155,869)	$(8,891)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Assets
Three months ended September 30, 2024	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Retained bonds
Beginning balance	$18,873,818	$8,418,195	$41,893
Total gain included in earnings	541,007	507,708	1,976
Purchases, settlements, and transfers:
Purchases and additions	715,066	8,844	—
Sales and settlements	(545,368)	(202,369)	(1,092)
Transfers in (out) between categories	(359,830)	364,991	—
Ending balance	$19,224,693	$9,097,369	$42,777

	Liabilities
Three months ended September 30, 2024	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(17,980,232)	$(8,050,708)	$(5,537)
Total loss included in earnings	(409,485)	(330,363)	(3,898)
Purchases, settlements, and transfers:
Purchases and additions	(485,434)	(741,411)	—
Settlements	583,108	585,363	—
Ending balance	$(18,292,043)	$(8,537,119)	$(9,435)

	Assets
Nine months ended September 30, 2024	Loans held for investment	Loans held for investment, subject to nonrecourse debt	MSR	Retained bonds
Beginning balance	$18,123,991	$8,272,393	$6,436	$44,297
Total gain (loss) included in earnings	1,452,839	727,293	(920)	1,063
Purchases, settlements, and transfers:
Purchases and additions	2,060,824	31,080	—	—
Sales and settlements	(1,629,450)	(729,728)	(5,516)	(2,583)
Transfers in (out) between categories	(783,511)	796,331	—	—
Ending balance	$19,224,693	$9,097,369	$—	$42,777

	Liabilities
Nine months ended September 30, 2024	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(17,353,720)	$(7,904,200)	$(8,855)
Total loss included in earnings	(1,103,494)	(579,337)	(717)
Purchases, settlements, and transfers:
Purchases and additions	(1,457,360)	(1,799,518)	—
Settlements	1,622,531	1,745,936	137
Ending balance	$(18,292,043)	$(8,537,119)	$(9,435)

Fair Value Option
The Company has elected to measure its loans held for investment, loans held for sale, HMBS related obligations, nonrecourse debt, and Convertible Notes (as defined in Note 10 - Notes Payable) at fair value under the fair value option. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
align financial reporting presentation with the Company’s operational and risk management strategies. The following table presents the fair value and the UPB of these financial assets and liabilities (in thousands):

	September 30, 2025		December 31, 2024
	Fair Value	UPB	Fair Value	UPB
Assets
Loans held for investment, subject to HMBS related obligations	$18,973,939	$17,885,855	$18,669,962	$17,652,495
Loans held for investment, subject to nonrecourse debt	10,476,941	10,003,183	9,288,403	9,218,697
Loans held for investment	407,964	396,775	520,103	503,949
Other assets:
Loans held for sale	59,731	54,101	3,454	4,331
Liabilities
HMBS related obligations	18,758,558	17,885,855	18,444,370	17,652,495
Nonrecourse debt	10,155,869	10,467,868	8,954,068	9,363,919
Convertible Notes	49,844	40,000	—	—

The following tables present the total amount of loans held for investment that were greater than 90 days past due and on non-accrual status (in thousands):

September 30, 2025	UPB	Fair Value	Difference
Loans held for investment, subject to nonrecourse debt	$12,412	$275	$(12,137)
Loans held for investment	7,564	6,532	(1,032)
Total loans 90 days or more past due and on non-accrual status	$19,976	$6,807	$(13,169)

December 31, 2024	UPB	Fair Value	Difference
Loans held for investment, subject to nonrecourse debt	$32,067	$19,362	$(12,705)
Loans held for investment	222	155	(67)
Total loans 90 days or more past due and on non-accrual status	$32,289	$19,517	$(12,772)

Fair Value of Other Financial Instruments
As of September 30, 2025 and December 31, 2024, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of certain notes payable. The fair value of our notes payable was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input, or for notes payable with an original maturity of a year or less, the carrying value approximates fair value, which is determined using Level 3 inputs. Refer to Note 10 - Notes Payable for additional information.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the amortized cost and fair value of notes payable (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Notes	$167,373	$187,447	$156,074	$185,632
Exchangeable Secured Notes	129,031	176,894	126,059	191,110
2025 Unsecured Notes	7,378	6,285	7,378	6,187
Working Capital Promissory Notes	—	—	85,000	85,000
Total notes recorded at amortized cost	303,782	$370,626	374,511	$467,929
Convertible Notes, recorded at fair value	49,844		—
Total notes payable	$353,626		$374,511
For other financial instruments that were not recorded at fair value, such as cash and cash equivalents, including restricted cash, promissory notes receivable, and other financing lines of credit, the carrying value approximates fair value due to the short-term nature of such instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 3 inputs, with the exception of cash and cash equivalents, including restricted cash, which are Level 1 inputs.

6. Reverse Mortgage Loan Portfolio
The following table presents the composition and the outstanding UPB of the reverse mortgage loan portfolio serviced by the Company (in thousands):

	September 30, 2025	December 31, 2024
Loans held for investment, subject to HMBS related obligations	$17,885,855	$17,652,495

Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgages	9,429,198	8,567,792
Performing HECM buyouts	207,854	210,041
Nonperforming HECM buyouts	353,719	408,614
Total loans held for investment, subject to nonrecourse debt	9,990,771	9,186,447

Loans held for investment:
Non-agency reverse mortgages	87,574	270,956
HECM loans not securitized(1)	121,768	101,100
Unpoolable HECM loans(2)	179,869	131,671
Total loans held for investment(3)	389,211	503,727

Other assets:
Loans held for sale(3)	52,862	—

Total owned loan portfolio	28,318,699	27,342,669
Loans reclassified as government guaranteed receivable	48,141	45,773
Loans serviced for others	235,997	88,125
Total serviced loan portfolio	$28,602,837	$27,476,567
(1) HECM loans not securitized primarily represent newly originated loans and poolable tails.
(2) Unpoolable HECM loans primarily represent loans that have reached 98% of their maximum claim amount (“MCA”).
(3) As of September 30, 2025 and December 31, 2024, there was $355.8 million and $451.3 million, respectively, in UPB in loans pledged as collateral for financing lines of credit.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents our owned loan portfolio by mortgage rate type (in thousands):

	September 30, 2025	December 31, 2024
Adjustable rate loans	$20,575,443	$19,966,185
Fixed rate loans	7,743,256	7,376,484
Total owned loan portfolio	$28,318,699	$27,342,669

As of September 30, 2025 and December 31, 2024, there were $534.5 million and $497.6 million, respectively, of foreclosure proceedings in process, which are included in Loans held for investment, subject to HMBS related obligations, at fair value, Loans held for investment, subject to nonrecourse debt, at fair value, or Loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition, and $5.6 million and $7.1 million, respectively, of foreclosure proceedings in process, which are included in loans serviced for others in the table above.

7. Other Assets, Net
Other assets, net, related to continuing operations consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Loans held for sale, at fair value (Note 5 - Fair Value)	$59,731	$3,454
Government guaranteed receivables	44,353	41,948
Retained bonds, at fair value (Note 5 - Fair Value)	39,293	40,407
Right-of-use assets	18,094	20,533
Receivables, net of allowance of $8,264 and $3,135	15,768	20,935
Prepaid expenses	8,995	11,998
Fixed assets, net	4,255	3,824
Other	15,423	14,162
Total other assets, net	$205,912	$157,261
8. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date(1)	Interest Rate	Original Issue Amount	September 30, 2025	December 31, 2024
Securitization of non-agency reverse mortgage loans	May 2018 - September 2025	December 2053 - September 2075	2.00% - 7.00%	$10,810,832	$9,486,727	$8,304,568
Securitization of performing/nonperforming HECM loans	October 2024	October 2034	4.00% - 6.00%	705,400	595,820	677,035
Securitization of commercial loans(2)	N/A	N/A	N/A	N/A	—	8,245
Total consolidated VIE nonrecourse debt UPB					10,082,547	8,989,848
Nonrecourse loan financing liability(3)					385,321	374,071
Fair value adjustments					(311,999)	(409,851)
Total nonrecourse debt, at fair value					$10,155,869	$8,954,068
(1) The Company’s securitizations are generally callable at or following the optional redemption date as defined in each related indenture agreement.
(2) The nonrecourse debt associated with the securitization of commercial loans was fully paid off during the three months ended June 30, 2025.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
(3) Nonrecourse loan financing liability is comprised of nonrecourse debt associated with securitizations of non-agency mortgage loans. As the securitizations were determined to be unconsolidated VIEs and failed sale treatment, the associated nonrecourse debt is accounted for by the Company and presented separately from other nonrecourse debt. Refer to Note 4 - Variable Interest Entities and Securitizations for additional information.

Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of September 30, 2025, estimated maturities for nonrecourse debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
Remainder of 2025	$1,137,364
2026	2,500,047
2027	1,988,307
2028	495,364
2029	484,173
Thereafter	3,862,613
Total payments on nonrecourse debt	$10,467,868

9. Other Financing Lines of Credit
Other financing lines of credit consisted of the following (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	September 30, 2025	December 31, 2024
Reverse Lines:
October 2025(2) - October 2026	Secured Overnight Financing Rate (“SOFR”) + applicable margin	First and Second Lien Mortgages	$1,190,000	$335,651	$438,328
Various(3)	Bond accrual rate/SOFR + applicable margin	Mortgage Related Assets	382,426	352,426	356,915
October 2027	SOFR + applicable margin	HECM MSR	70,000	69,231	69,231
October 2025(2)	SOFR + applicable margin	Unsecuritized Tails	40,000	20,395	19,947
Subtotal reverse lines of credit			1,682,426	777,703	884,421
Mortgage Line:
Various(3)	Bond accrual rate + applicable margin	Mortgage Related Assets	31,660	31,660	33,826
Total other financing lines of credit			$1,714,086	$809,363	$918,247
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of September 30, 2025.
(2)The other financing lines of credit with a maturity date of October 2025 have been renewed or paid off subsequent to September 30, 2025.
(3)These lines of credit are tied to the maturity date of the underlying mortgage related assets that have been pledged as collateral.

As of September 30, 2025 and December 31, 2024, the weighted average interest rate on outstanding financing lines of credit was 7.57% and 7.14%, respectively.
The Company’s financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. As of September 30, 2025, the Company was in compliance with the financial covenants.
The terms of the Company’s financing arrangements and credit facilities contain covenants, and the terms of the Company’s government sponsored entities (“GSE”)/seller servicer contracts contain requirements that may restrict FOA Equity and its subsidiaries from paying distributions to its members. These restrictions include restrictions on paying distributions whenever the payment of such distributions would cause FOA Equity or its subsidiaries to no

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
longer be in compliance with any of its financial covenants or GSE requirements. Further, FOA Equity is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FOA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FOA Equity are generally subject to similar legal limitations on their ability to make distributions to FOA Equity.
The maximum allowable distributions available to the Company are based on the most restrictive financial covenant ratios and are presented in the following tables (in thousands, except for ratios):

Financial Covenants	Requirement	September 30, 2025	Maximum Allowable Distribution
FAR
Adjusted Tangible Net Worth	$250,000	$613,561	$363,561
Liquidity	43,257	82,150	38,893
Leverage Ratio	6:1	1.9:1	420,752
FAH
Adjusted Tangible Net Worth	$200,000	$607,972	$407,972
Liquidity	40,000	88,256	48,256
Leverage Ratio	10:1	2.2:1	474,867

Financial Covenants	Requirement	December 31, 2024	Maximum Allowable Distribution
FAR
Adjusted Tangible Net Worth	$250,000	$501,883	$251,883
Liquidity	40,129	45,512	5,383
Leverage Ratio	6:1	2.7:1	276,823
FAH
Adjusted Tangible Net Worth	$200,000	$502,744	$302,744
Liquidity	40,000	47,794	7,794
Leverage Ratio	10:1	2.9:1	355,886

10. Notes Payable
Senior Notes
Exchange
On November 5, 2020, FOAF issued $350 million aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Unsecured Notes”). On October 31, 2024, FOAF completed an exchange with certain existing noteholders of the 2025 Unsecured Notes. Existing noteholders, representing 97.892% of the aggregate principal amount outstanding of the 2025 Unsecured Notes, exchanged their respective 2025 Unsecured Notes in consideration for (i) the issuance of (a) $195,783,947 of FOAF’s new 7.875% Senior Secured Notes due November 30, 2026 (the “Senior Secured Notes”), with FOAF’s option to extend until November 30, 2027, (b) $146,793,000 of FOAF’s new 10.000% Exchangeable Senior Secured Notes due November 30, 2029 (the “Exchangeable Secured Notes”) (collectively, the “Secured Notes”), and (ii) cash consideration of $856,555.
FOAF is required to partially prepay in cash, by means of a redemption, a portion of the outstanding principal amount of the Senior Secured Notes on November 15, 2025 in an amount equal to $0.23 per $1.00 principal amount of Senior Secured Notes outstanding.
Consent Support Agreement and Amendment to Pledge and Security Agreement
In order to permit the transactions under the Repurchase Agreement (as defined in Note 16 - Related Party Transactions), on August 4, 2025, FOA Equity, FOAF, certain of their direct and indirect subsidiaries who act as guarantors, and a requisite majority of holders of FOAF’s Senior Secured Notes and the Exchangeable Secured Notes entered into a consent support agreement to support and achieve the consummation of certain amendments

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
which, once effective, will provide that $60 million of the principal amount of the Senior Secured Notes will mature on the stated maturity date of November 30, 2026, with FOAF retaining the option to extend the remaining principal balance to the extended maturity date of November 30, 2027, and to provide for required uses of net proceeds from certain of the Additional Collateral (as defined below).
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
On October 21, 2025, the supplemental indentures governing the Senior Secured Notes and Exchangeable Secured Notes were executed.
Convertible Notes
On August 4, 2025, the Company entered into convertible note purchase agreements with certain existing institutional investors, providing for the purchase of an aggregate of $40 million of a new series of unsecured convertible promissory notes (the “Convertible Notes”). The Convertible Notes, funded and issued on August 4, 2025, mature on August 4, 2028, have a 0% coupon rate, and are convertible, in whole or in part, at the option of the Company or the holder into shares of Class A Common Stock at $18.00 per share for the first year following the issuance date or $19.00 per share starting one year from the issuance date, in each case, subject to customary adjustments. If neither the Company nor the holder elects to convert the Convertible Notes into shares of Class A Common Stock, the $40 million will be payable on the maturity date. The Company has elected to account for the Convertible Notes at fair value under the fair value option.
Other Promissory Notes
The Company has an unsecured revolving working capital promissory note with Libman Family Holdings, LLC, a related party (the “LFH Promissory Note”), which did not have an outstanding balance as of September 30, 2025, and previously had two related party working capital promissory notes (the “Working Capital Promissory Notes”). Refer to Note 16 - Related Party Transactions for additional information.
Notes payable consisted of the following (in thousands):

			September 30, 2025			December 31, 2024
Description	Maturity Date	Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Carrying Value	Principal Amount	Unamortized Debt Discount and Issuance Costs	Carrying Value
Senior Secured Notes	November 2026(1)	7.875%	$195,784	$(28,411)	$167,373	$195,784	$(39,710)	$156,074
Exchangeable Secured Notes	November 2029	10.000%	146,793	(17,762)	129,031	146,793	(20,734)	126,059
2025 Unsecured Notes	November 2025	7.875%	7,378	—	7,378	7,378	—	7,378
Working Capital Promissory Notes	N/A	N/A	—	—	—	85,000	—	85,000
Total notes recorded at amortized cost			349,955	$(46,173)	303,782	434,955	$(60,444)	374,511
Convertible Notes, recorded at fair value	August 2028	0.000%	40,000		49,844	—		—
Total notes payable			$389,955		$353,626	$434,955		$374,511
(1) As discussed in the Senior Notes section above, the Company is required to redeem a portion of the principal amount on November 15, 2025. The Company also has the option to extend a portion of the principal balance to the extended maturity date of November 30, 2027.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2025, the maturities of notes payable are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2025	$52,408
2026	150,754(1)
2027	—
2028	40,000
2029	146,793
Total notes payable	$389,955
(1) As discussed in the Senior Notes section above, the Company has the option to extend a portion of the principal balance to the extended maturity date of November 30, 2027.

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
The Company is a defendant in a representative lawsuit alleging violations of the California Labor Code and brought pursuant to the California Private Attorneys General Act (“PAGA”). The Company has settled the individual arbitration claim for a de minimis amount and is defending the representative PAGA claim. Due to the unpredictable nature of litigation generally, and the wide discretion afforded the Court in awarding civil penalties in PAGA actions, the outcome of this matter cannot be presently determined, and a range of possible losses cannot be reasonably estimated. Although this action is being vigorously defended, the Company could, in the future, incur a judgment or enter into a settlement that could have a negative effect on its results of operations in any particular period.
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $0.5 million and $1.6 million for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.8 million for the three and nine months ended September 30, 2024, respectively. These expenses are included in General and administrative expenses in the Condensed Consolidated Statements of Operations.

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
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were $4.4 billion and $4.5 billion as of September 30, 2025 and December 31, 2024, respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit.
The Company also has commitments to purchase loans totaling $0.8 million and $1.7 million as of September 30, 2025 and December 31, 2024, respectively.
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
For each HECM loan that the Company securitizes into agency HMBS, the Company is required to covenant and warrant to Ginnie Mae, among other things, that the HECM loans related to each participation included in the agency HMBS are eligible under the requirements of the National Housing Act and the Ginnie Mae MBS Guide, and that the Company will take all actions necessary to ensure the HECM loan’s continued eligibility. The Ginnie Mae HMBS program requires that the Company removes the participation related to any HECM loan that does not meet the requirements of the Ginnie Mae MBS Guide. In addition to securitizing HECM loans into agency HMBS, the Company may sell HECM loans to third parties, and the agreements with such third parties include standard representations and warranties related to such loans, which if breached, may require the Company to repurchase the HECM loan and/or indemnify the purchaser for losses related to such HECM loans. In the case where the Company

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
repurchases the loan, the Company bears any subsequent credit loss on the loan. To the extent that the Company is required to remove a loan from an agency HMBS, purchase a loan from a third-party, or indemnify a third-party, the potential losses suffered by the Company may be reduced by any recourse the Company has to the originating broker and/or correspondent lender, if applicable, to the extent such entity breached similar or other representations and warranties. Under most circumstances, the Company has the right to require the originating broker/correspondent to repurchase the related loan from the Company and/or indemnify the Company for losses incurred. The Company seeks to manage the risk of repurchase and associated credit exposure through the Company’s underwriting and quality assurance practices.

13. Income Taxes
The Company’s effective tax rate on continuing operations for the three and nine months ended September 30, 2025 and 2024 differs from the U.S. federal statutory rate primarily due to the projected mix of earnings or loss attributable to the noncontrolling interest, anticipated state statutory income tax rates, and the impact of discrete tax items, which includes changes in the valuation allowance against net deferred tax assets.
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
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. As of September 30, 2025, the Company had cumulative income on a three-year basis. However, due to our forecast of continued taxable losses, management concluded that a valuation allowance for the deferred tax asset in excess of deferred tax liabilities should be maintained. Based on the Company’s financial performance in future periods and our financial projections, the Company could record a reversal of all, or a portion of the valuation allowance associated with deferred tax assets in future periods. Any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. Further, the Company determined that the future sources of taxable income from reversing temporary differences that comprise the investment in FOA Equity deferred tax liability would only be fully realized upon sale of FOA’s interest in FOA Equity. Accordingly, the deferred tax liability from investment in FOA Equity has been treated as an indefinite-lived intangible and is limited by the federal net operating loss utilization rules.
Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2020 or prior.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025, introducing tax law changes with various effective dates. The provisions in the Act do not have a material impact on our condensed consolidated financial statements.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
14. Business Segment Reporting
The following tables are a presentation of financial information by segment (in thousands):

	For the three months ended September 30, 2025
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$482,132	$482,132	$—	$—	$482,132
Interest expense	—	(404,031)	(404,031)	—	—	(404,031)
Net portfolio interest income	—	78,101	78,101	—	—	78,101

Other income (expense)
Net origination gains	59,933	—	59,933	—	—	59,933
Gain on securitization of HECM tails, net	—	11,654	11,654	—	—	11,654
Fair value changes from model amortization	—	(41,293)	(41,293)	—	—	(41,293)
Fair value changes from market inputs or model assumptions	—	(21,872)	(21,872)	—	—	(21,872)
Net fair value changes on loans and related obligations	59,933	(51,511)	8,422	—	—	8,422
Fee income	8,186	750	8,936	—	(123)	8,813
Non-funding interest expense, net	—	—	—	(14,488)	—	(14,488)
Net other income (expense)	68,119	(50,761)	17,358	(14,488)	(123)	2,747

Total revenues	68,119	27,340	95,459	(14,488)	(123)	80,848

Expenses
Salaries, benefits, and related expenses	23,041	3,670	26,711	10,534	—	37,245
Loan production and portfolio related expenses	1,621	23,906	25,527	—	—	25,527
Loan servicing expenses	—	8,168	8,168	—	—	8,168
Marketing and advertising expenses	11,230	—	11,230	1	—	11,231
Depreciation and amortization	9,328	5	9,333	310	—	9,643
General and administrative expenses	5,563	2,509	8,072	4,831	(123)	12,780
Total expenses	50,783	38,258	89,041	15,676	(123)	104,594
Other, net	—	—	—	(4,809)	—	(4,809)
Net income (loss) before taxes	$17,336	$(10,918)	$6,418	$(34,973)	$—	$(28,555)

Total assets	$264,147	$30,361,529	$30,625,676	$1,108,604	$(1,078,226)	$30,656,054

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended September 30, 2024
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$489,900	$489,900	$—	$—	$489,900
Interest expense	—	(426,839)	(426,839)	—	—	(426,839)
Net portfolio interest income	—	63,061	63,061	—	—	63,061

Other income (expense)
Net origination gains	57,216	—	57,216	—	—	57,216
Gain on securitization of HECM tails, net	—	10,560	10,560	—	—	10,560
Fair value changes from model amortization	—	(43,753)	(43,753)	—	—	(43,753)
Fair value changes from market inputs or model assumptions	—	204,154	204,154	—	—	204,154
Net fair value changes on loans and related obligations	57,216	170,961	228,177	—	—	228,177
Fee income	7,247	930	8,177	—	(123)	8,054
Non-funding interest expense, net	—	—	—	(9,219)	—	(9,219)
Net other income (expense)	64,463	171,891	236,354	(9,219)	(123)	227,012

Total revenues	64,463	234,952	299,415	(9,219)	(123)	290,073

Expenses
Salaries, benefits, and related expenses	20,217	3,087	23,304	7,779	—	31,083
Loan production and portfolio related expenses	2,250	4,696	6,946	—	—	6,946
Loan servicing expenses	—	7,772	7,772	—	—	7,772
Marketing and advertising expenses	10,290	1	10,291	34	—	10,325
Depreciation and amortization	9,424	41	9,465	312	—	9,777
General and administrative expenses	6,348	2,791	9,139	5,389	(123)	14,405
Total expenses	48,529	18,388	66,917	13,514	(123)	80,308
Other, net	—	—	—	(1,592)	—	(1,592)
Net income (loss) before taxes	$15,934	$216,564	$232,498	$(24,325)	$—	$208,173

Total assets	$288,556	$28,658,666	$28,947,222	$1,397,698	$(1,398,363)	$28,946,557

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the nine months ended September 30, 2025
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$1,444,534	$1,444,534	$—	$—	$1,444,534
Interest expense	—	(1,236,534)	(1,236,534)	—	—	(1,236,534)
Net portfolio interest income	—	208,000	208,000	—	—	208,000

Other income (expense)
Net origination gains	162,029	—	162,029	—	—	162,029
Gain on securitization of HECM tails, net	—	32,990	32,990	—	—	32,990
Fair value changes from model amortization	—	(117,705)	(117,705)	—	—	(117,705)
Fair value changes from market inputs or model assumptions	—	161,330	161,330	—	—	161,330
Net fair value changes on loans and related obligations	162,029	76,615	238,644	—	—	238,644
Fee income	20,158	2,109	22,267	—	(369)	21,898
Non-funding interest expense, net	—	—	—	(44,623)	—	(44,623)
Net other income (expense)	182,187	78,724	260,911	(44,623)	(369)	215,919

Total revenues	182,187	286,724	468,911	(44,623)	(369)	423,919

Expenses
Salaries, benefits, and related expenses	68,246	11,027	79,273	28,876	—	108,149
Loan production and portfolio related expenses	4,398	41,921	46,319	—	—	46,319
Loan servicing expenses	—	23,434	23,434	—	—	23,434
Marketing and advertising expenses	34,217	—	34,217	10	—	34,227
Depreciation and amortization	27,985	39	28,024	931	—	28,955
General and administrative expenses	16,373	7,839	24,212	15,096	(369)	38,939
Total expenses	151,219	84,260	235,479	44,913	(369)	280,023
Other, net	—	—	—	(8,803)	—	(8,803)
Net income (loss) before taxes	$30,968	$202,464	$233,432	$(98,339)	$—	$135,093

Total assets	$264,147	$30,361,529	$30,625,676	$1,108,604	$(1,078,226)	$30,656,054

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the nine months ended September 30, 2024
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$1,431,970	$1,431,970	$—	$—	$1,431,970
Interest expense	—	(1,233,261)	(1,233,261)	—	—	(1,233,261)
Net portfolio interest income	—	198,709	198,709	—	—	198,709

Other income (expense)
Net origination gains	137,133	—	137,133	—	—	137,133
Gain on securitization of HECM tails, net	—	32,317	32,317	—	—	32,317
Fair value changes from model amortization	—	(149,174)	(149,174)	—	—	(149,174)
Fair value changes from market inputs or model assumptions	—	228,976	228,976	—	—	228,976
Net fair value changes on loans and related obligations	137,133	112,119	249,252	—	—	249,252
Fee income	20,193	2,648	22,841	—	(369)	22,472
Non-funding interest expense, net	—	—	—	(26,639)	—	(26,639)
Net other income (expense)	157,326	114,767	272,093	(26,639)	(369)	245,085

Total revenues	157,326	313,476	470,802	(26,639)	(369)	443,794

Expenses
Salaries, benefits, and related expenses	62,299	12,080	74,379	30,780	—	105,159
Loan production and portfolio related expenses	6,431	14,790	21,221	—	—	21,221
Loan servicing expenses	—	23,622	23,622	—	—	23,622
Marketing and advertising expenses	29,457	40	29,497	46	—	29,543
Depreciation and amortization	28,338	64	28,402	806	—	29,208
General and administrative expenses	20,249	10,307	30,556	17,730	(369)	47,917
Total expenses	146,774	60,903	207,677	49,362	(369)	256,670
Impairment of other assets	—	—	—	(600)	—	(600)
Other, net	(174)	—	(174)	2,275	—	2,101
Net income (loss) before taxes	$10,378	$252,573	$262,951	$(74,326)	$—	$188,625

Total assets	$288,556	$28,658,666	$28,947,222	$1,397,698	$(1,398,363)	$28,946,557

15. Liquidity and Capital Requirements
Compliance Requirements
FAR
As an issuer of HMBS, FAR is subject to minimum net worth, liquidity, and leverage requirements as well as minimum insurance coverage established by Ginnie Mae.
The minimum net worth required is $5.0 million plus 1% of FAR’s outstanding HMBS and unused commitment authority from Ginnie Mae. The liquidity requirement is for 20% of FAR’s required net worth to be in the form of cash or cash equivalent assets. The leverage requirement is to maintain a ratio of net worth to total assets of at least 6%.
As of September 30, 2025, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $196.6 million as of September 30, 2025. FAR’s actual net worth calculated based on Ginnie Mae guidance was $607.7 million as of September 30, 2025. The minimum liquidity required of FAR by Ginnie Mae was $39.3 million as of September 30, 2025. FAR’s actual cash and cash equivalents were $82.2 million as of September 30, 2025. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations do not meet the requirements of sale accounting and are not derecognized upon date of transfer. Based on this, FAR requested and received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of September 30, 2025, FAR was in compliance with applicable requirements.
FOA Securities
Finance of America Securities LLC (“FOA Securities”), one of the operating service subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules, and Financial Industry Regulatory Authority rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, FOA Securities is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. FOA Securities is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. FOA Securities computes net capital under the alternative method. Under this method, the required minimum net capital is equal to $250 thousand. As of September 30, 2025, FOA Securities was in compliance with the minimum net capital requirement.
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

16. Related Party Transactions
Promissory Notes
On August 4, 2025, the Company’s two outstanding Working Capital Promissory Notes with BTO Urban Holdings L.L.C. and Libman Family Holdings, LLC (“LFH”), which are deemed affiliates of the Company, were repaid and terminated in full in accordance with the terms of the Working Capital Promissory Notes. The Working Capital Promissory Notes had outstanding amounts of $85.0 million as of December 31, 2024, recorded within Notes payable in the Condensed Consolidated Statements of Financial Condition. Additionally, the Company paid $4.0 million and $8.5 million of interest related to the Working Capital Promissory Notes during the three and nine months ended September 30, 2025, respectively, and paid $2.0 million and $4.8 million of interest during the three and nine months ended September 30, 2024, respectively.
Additionally, on August 4, 2025, FAR entered into the unsecured LFH Promissory Note, which provides for an uncommitted revolving facility of up to $20.0 million. The LFH Promissory Note accrues interest monthly at a rate of 10% per annum and matures on August 4, 2026. The LFH Promissory Note did not have an outstanding balance as of September 30, 2025. The Company paid $0.3 million of interest related to the LFH Promissory Note during the three months ended September 30, 2025.
Secured Notes and 2025 Unsecured Notes
In November 2020, LFH purchased a portion of the 2025 Unsecured Notes. In October 2024, the related party exchanged all of their 2025 Unsecured Notes for Secured Notes.
The Company had $77.3 million of Secured Notes due to LFH as of both September 30, 2025 and December 31, 2024, recorded within Notes payable in the Condensed Consolidated Statements of Financial Condition. Additionally, the Company paid $3.4 million of interest to LFH related to the Secured Notes during the nine months ended September 30, 2025, and paid $3.0 million of interest related to the 2025 Unsecured Notes during the nine months ended September 30, 2024. There was no interest paid to LFH related to the Secured Notes or the 2025 Unsecured Notes during the three months ended September 30, 2025 and 2024.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Repurchase Agreement
On August 4, 2025, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with FOA Equity, Blackstone Tactical Opportunities Associates - NQ L.L.C., BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership - NQ ESC L.P., and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”), which are deemed affiliates of the Company. Pursuant to the Repurchase Agreement, the Company will purchase (the “Repurchase”) all of the Blackstone Investor’s shares of Class A Common Stock of the Company, Class B Common Stock of the Company, Class A LLC units of FOA Equity (“Class A LLC Units”), and rights to receive shares of Class A Common Stock and Class A LLC Units pursuant to the Transaction Agreement, dated as of October 12, 2020 (the “Earnout Rights” and, together with such shares of Class A Common Stock, shares of Class B Common Stock, and Class A LLC Units, the “Sold Equity”), and the TRA dated April 1, 2021 between the Company and the Blackstone Investor will be terminated. Each share of Class A Common Stock and each Class A LLC Unit will be purchased for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights will be purchased for no consideration, for total consideration of $80,298,170. The closing of the Repurchase is subject to, among other customary conditions, the receipt of a customary opinion and, absent the Company’s prior written consent, may not occur prior to the date that is 105 days after the entry into the Repurchase Agreement.
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
In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, this obligation is recorded as Repurchase agreement obligation in the Condensed Consolidated Statements of Financial Condition, and equity is reduced by the treasury stock and noncontrolling interest as presented in the Condensed Consolidated Statements of Equity.
As described in further detail in Note 18 - Subsequent Events, the Repurchase Agreement was amended and restated on November 13, 2025 to provide for the consummation of the Repurchase across two closings, potential increases in the purchase price, and certain other changes to the terms set forth in the Repurchase Agreement.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
17. Earnings (Loss) Per Share
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share (in thousands, except share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic earnings (loss) per share:
Numerator
Net income (loss) from continuing operations	$(28,685)	$203,748	$130,888	$183,047
Less: Net income (loss) from continuing operations attributable to noncontrolling interest(1)(2)	(19,807)	119,545	72,606	106,463
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - basic	$(8,878)	$84,203	$58,282	$76,584

Net loss from discontinued operations	$(1,172)	$—	$(5,922)	$(4,727)
Less: Net loss from discontinued operations attributable to noncontrolling interest(1)(2)	(535)	—	(3,257)	(2,719)
Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$(637)	$—	$(2,665)	$(2,008)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic(2)	9,066,190	9,924,671	10,090,861	9,824,171

Basic earnings (loss) per share
Continuing operations	$(0.98)	$8.48	$5.78	$7.80
Discontinued operations	(0.07)	—	(0.27)	(0.21)
Basic earnings (loss) per share	$(1.05)	$8.48	$5.51	$7.59
(1) The Class A LLC Units of FOA Equity, held by certain unitholders (the “Equity Capital Unitholders”), comprise the noncontrolling interest in the Company. Therefore, the numerator was adjusted to reduce net income (loss) by the amount of net income (loss) attributable to noncontrolling interest.

Additionally, the Class B Common Stock does not participate in earnings or losses of the Company and, therefore, is not a participating security. The Class B Common Stock has not been included in either the basic or diluted earnings (loss) per share calculations.

(2) The net income (loss) attributable to noncontrolling interest and the weighted average shares of Class A Common Stock outstanding were both affected by the Repurchase Agreement for the three and nine months ended September 30, 2025. Refer to Note 16 - Related Party Transactions for additional information.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Diluted earnings (loss) per share:
Numerator
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - basic	$(8,878)	$84,203	$58,282	$76,584
Reallocation of net income (loss) from continuing operations assuming exchange of Class A LLC Units(1)	(14,524)	89,397	47,399	76,749
Reallocation of net income (loss) from continuing operations assuming exchange of Exchangeable Secured Notes(2)	—	—	9,525	—
Exchangeable Secured Notes interest expense, net(2)	—	—	6,145	—
Convertible Notes fair value adjustment, net(3)	—	—	—	—
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - diluted	$(23,402)	$173,600	$121,351	$153,333

Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$(637)	$—	$(2,665)	$(2,008)
Reallocation of net loss from discontinued operations assuming exchange of Class A LLC Units(1)	(393)	—	(2,388)	(2,033)
Net loss from discontinued operations attributable to holders of Class A Common Stock - diluted	$(1,030)	$—	$(5,053)	$(4,041)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	9,066,190	9,924,671	10,090,861	9,824,171
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock(4)	10,169,605	13,185,957	12,334,167	13,222,101
Assumed exchange of Exchangeable Secured Notes for shares of Class A Common Stock(2)	—	—	5,337,928	—
Assumed conversion of Convertible Notes for shares of Class A Common Stock(3)	—	—	—	—
Additional dilutive shares under the treasury stock method(5)	—	48,676	725,082	16,344
Weighted average shares of Class A Common Stock outstanding - diluted(6)	19,235,795	23,159,304	28,488,038	23,062,616

Diluted earnings (loss) per share
Continuing operations	$(1.22)	$7.50	$4.26	$6.65
Discontinued operations	(0.05)	—	(0.18)	(0.18)
Diluted earnings (loss) per share	$(1.27)	$7.50	$4.08	$6.47
(1) For the three and nine months ended September 30, 2025 and 2024, this adjustment assumes the reallocation of noncontrolling interest income (loss), on an after-tax basis, due to the assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock in FOA as of the beginning of the period following the if-converted method for calculating diluted earnings (loss) per share.

(2) As the Exchangeable Secured Notes are considered participating securities, the Company calculates diluted earnings (loss) per share for the assumed exchange of Exchangeable Secured Notes for shares of Class A Common Stock in FOA using the more dilutive of either the if-converted method or the two-class method.

If dilutive, the numerator includes a reallocation of net income (loss) from continuing operations attributable to the controlling interest assuming an exchange of the Exchangeable Secured Notes for shares of Class A Common Stock in FOA as of the beginning of the reporting period. Additionally, if dilutive, interest expense attributable to the controlling interest for the

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Exchangeable Secured Notes, including amortization of debt discount and issuance costs, and net of income tax effects, is added back to the continuing operations numerator in calculating diluted earnings (loss) per share.
The Company in its discretion may elect to settle any exchange of the Exchangeable Secured Notes in part or in whole by delivering the cash value of the shares of Class A Common Stock otherwise deliverable upon such exchange. If dilutive, the denominator in the diluted earnings (loss) per share calculation assumes that all of the Exchangeable Secured Notes were converted into Class A Common Stock in FOA at the beginning of the reporting period.

The Company had 5,337,928 potentially dilutive shares from the Exchangeable Secured Notes for both the three and nine months ended September 30, 2025. The potentially dilutive shares from the Exchangeable Secured Notes were determined to be anti-dilutive for the three months ended September 30, 2025 and have been excluded from the computation of diluted loss per share. As such, the $2.8 million reallocation of net loss attributable to the controlling interest assuming an exchange of the Exchangeable Secured Notes for shares of Class A Common Stock in FOA was not included in the numerator in calculating diluted loss per share for the three months ended September 30, 2025. Additionally, $1.9 million of interest expense for the Exchangeable Secured Notes, including amortization of debt discount and issuance costs, and net of income tax effects, was not added back in the numerator in calculating diluted loss per share for the three months ended September 30, 2025.

(3) As the Convertible Notes are not considered participating securities, the Company calculates diluted earnings (loss) per share for the assumed conversion of Convertible Notes for shares of Class A Common Stock in FOA using the if-converted method. If dilutive, the fair value adjustment for the Convertible Notes, net of income tax effects, is reversed from the continuing operations numerator in calculating diluted earnings (loss) per share. If dilutive, the denominator in the diluted earnings (loss) per share calculation assumes that all of the Convertible Notes were converted into Class A Common Stock in FOA as of the date of issuance of the Convertible Notes.

The Company had 1,400,966 and 472,120 potentially dilutive shares from the Convertible Notes for the three and nine months ended September 30, 2025. The potentially dilutive shares from the Convertible Notes were determined to be anti-dilutive for the three and nine months ended September 30, 2025 and have been excluded from the computation of diluted earnings (loss) per share. As such, the $7.2 million fair value adjustment, net of income tax effects, was not reversed in the numerator in calculating diluted earnings (loss) per share for the three and nine months ended September 30, 2025.

(4) The exchange agreement between FOA, FOA Equity, and Equity Capital Unitholders (the “Exchange Agreement”) allows for the exchange of Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, on a one-for-one basis for shares of Class A Common Stock in FOA. For the three and nine months ended September 30, 2025 and 2024, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, exchange their Class A LLC Units on a one-for-one basis for shares of Class A Common Stock in FOA.

(5) The Company had 640,545 and 725,082 potentially dilutive shares, under the treasury stock method, from RSUs for the three and nine months ended September 30, 2025, respectively, and 48,676 and 16,344 potentially dilutive shares, under the treasury stock method, from RSUs for the three and nine months ended September 30, 2024, respectively. The potentially dilutive shares from RSUs were determined to be anti-dilutive for the three months ended September 30, 2025 and have been excluded from the computation of diluted loss per share.

The Company had 720,000 potentially dilutive shares, under the treasury stock method, from options for both the three and nine months ended September 30, 2025, and no potentially dilutive shares, under the treasury stock method, from options for both the three and nine months ended September 30, 2024. The potentially dilutive shares from options were determined to be anti-dilutive for both the three and nine months ended September 30, 2025.
(6) As part of the acquisition of certain assets and liabilities from AAG/Bloom, there were originally two forms of contingently issuable Class A LLC Units: 705,841 Class A LLC Units that were equity classified and indemnity holdback units totaling up to 714,226 Class A LLC Units that were originally liability classified.

In accordance with ASC 260, Earnings Per Share, (“ASC 260”) these Class A LLC Units were not included in the diluted weighted average shares outstanding of Class A Common Stock for the three and nine months ended September 30, 2024.

On October 29, 2024, FOA Equity issued 705,841 Class A LLC Units to AAG/Bloom in accordance with the terms of the asset purchase agreement. For the three and nine months ended September 30, 2025, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method and assumes any Class A LLC Units held by AAG/Bloom were exchanged on a one-for-one basis for shares of Class A Common Stock in FOA.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
On March 31, 2025, related to the indemnity holdback units, FOA Equity issued 102,611 Class A LLC Units to AAG/Bloom in accordance with the terms of the asset purchase agreement. For the three and nine months ended September 30, 2025, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method and assumes any Class A LLC Units held by AAG/Bloom were exchanged on a one-for-one basis for shares of Class A Common Stock in FOA at the beginning of the reporting period.

The remaining Class A LLC Units that may be issued to AAG/Bloom on March 31, 2026 is dependent on the dollar amount of indemnified claims FOA pays out on behalf of AAG/Bloom related to litigation liabilities and indemnifiable loan losses. In accordance with ASC 260, these Class A LLC Units are not included in the diluted weighted average shares outstanding of Class A Common Stock for the three and nine months ended September 30, 2025 and 2024.

18. Subsequent Events
On November 13, 2025, the Company entered into an amended and restated version of the Repurchase Agreement with FOA Equity and the Blackstone Investor (the “Amended and Restated Repurchase Agreement”), filed as Exhibit 10.1 to this Form 10-Q. Pursuant to the Amended and Restated Repurchase Agreement, the consummation of the Repurchase is expected to occur across two closings, referred to as the “First Closing” and the “Second Closing” (each, a “Closing”). At the First Closing, the Company will repurchase at least 50% of the Sold Equity (the “First Closing Sold Equity”) on the earlier of (i) December 4, 2025 (the “Initial Outside Date”) and (ii) the third business day following the satisfaction or waiver of conditions precedent set forth in the Amended and Restated Repurchase Agreement. At the Second Closing, the Company will repurchase the remaining Sold Equity not repurchased at the First Closing (the “Second Closing Sold Equity”) no later than February 27, 2026. Each share of Class A Common Stock and each Class A LLC Unit will be purchased for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights will be purchased for no consideration, as was contemplated in the Repurchase Agreement. However, such price for the Class A Common Stock and the Class A LLC Units will, for the Second Closing Sold Equity (and if the First Closing has not occurred on or prior to the Initial Outside Date, for all Sold Equity) increase by a fixed per annum rate equal to 15.00% accruing monthly. Further, if the First Closing does not occur on or prior to the Initial Outside Date, the purchase price will automatically increase by a premium of $10,037,271.20, which amount will be immediately due and payable upon the First Closing (or at the first time any Sold Equity is repurchased under the Amended and Restated Repurchase Agreement). Each Closing is subject to customary conditions and the First Closing is subject to the receipt of a customary opinion. The Closings are no longer subject to the condition set forth in the Repurchase Agreement that, without the Company’s prior written consent, the Repurchase may not occur prior to the date that is 105 days after the entry into the Repurchase Agreement.
Like the Repurchase Agreement, the Amended and Restated Repurchase Agreement includes certain interim operating covenants during the pendency of the Amended and Restated Repurchase Agreement. The Amended and Restated Repurchase Agreement also contains certain termination rights for the Company and the Blackstone Investor, including the right of the Blackstone Investor to terminate the Amended and Restated Repurchase Agreement if the First Closing has not occurred on or prior to the Initial Outside Date or if the Second Closing has not occurred on or prior to February 27, 2026. In addition, if the First Closing has not occurred on or prior to the Initial Outside Date or if the Second Closing has not occurred on or prior to February 27, 2026, the Blackstone Investor will have the right to transfer its Sold Equity to unaffiliated third parties, and any Sold Equity so transferred will reduce the amount repurchased by the Company under the Amended and Restated Repurchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors. Also, see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q (the “Form 10-Q”). Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” “FOA,” or the “Company” refer to Finance of America Companies Inc. and its consolidated subsidiaries. References to “FOA Equity” are to Finance of America Equity Capital LLC, a Delaware limited liability company, that the Company controls in an “UP-C” structure.

Overview
Finance of America Companies Inc. is a financial services holding company which, through its operating subsidiaries, is a leading provider of home equity-based financing solutions for a modern retirement. In addition, FOA offers capital markets and portfolio management capabilities primarily to optimize the distribution of its originated loans to investors.
FOA was incorporated in Delaware on October 9, 2020 and became a publicly-traded company on the New York Stock Exchange (“NYSE”) in April 2021, with trading beginning on April 5, 2021. On August 15, 2025, the Company’s Class A Common Stock also began trading on NYSE Texas, Inc. The Company continues to maintain its primary listing on the NYSE and trades with the same “FOA” ticker symbol on both exchanges.
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
Through FAR, the Company originates, purchases, sells, securitizes, and services (in partnership with third-party subservicers) home equity conversion mortgage (“HECM”) loans, which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, and non-agency reverse mortgage loans, which are not insured by the FHA. We have launched several non-agency reverse mortgage loan products to serve the United States of America (the “U.S.”) senior population and have plans for additional innovative products to satisfy this vast and largely underserved market. For example, we launched a non-agency second lien reverse mortgage loan product, second in priority behind the first lien of an existing traditional forward mortgage loan or home equity line of credit collateralized by the same mortgaged property. In 2024 and continuing in 2025, we invested more capital and resources into the second lien product, including marketing and digital efforts, in order to expand its reach through a leading broker-facing platform and expansion of the product to additional states. The launch and expansion of the second lien product has enabled us to serve borrowers who already have and desire to maintain a low-rate primary mortgage but want the convenience of a flexible second lien with no required monthly principal and interest payments. Additionally, in October 2025, we announced a strategic partnership with Better Home & Finance Holding Company (“Better.com”), an artificial intelligence (“AI”) powered mortgage lender, to launch home equity lines of credit (“HELOCs”) and home equity loans (“HELOANs”) through

Better.com’s AI platform. This collaboration marks the first time that the Company will originate HELOCs and HELOANs and enables the Company to serve potential borrowers who need higher loan-to-value solutions than those provided by the Company’s suite of reverse mortgage loan products. These efforts exemplify our commitment to meet and serve new kinds of borrowers. We are a leader in this market and we are focused on developing and offering products for borrowers with interest in using our loan products as retirement planning tools, which we believe will continue to increase our addressable customer base and ultimately raise our origination volumes, to further our purpose of helping homeowners unlock the joy that comes from realizing the full potential of their retirement.
We originate loans through a retail channel (consisting primarily of a centralized retail platform) and a third-party originator (“TPO”) channel (consisting primarily of a network of mortgage-brokers). In 2024 and continuing in 2025, we took steps to streamline and enhance our marketing and originations operations and digital capabilities. We transitioned our sales teams onto one loan origination system, making our origination operations more efficient, and unified under the single brand name “Finance of America,” creating a recognizable identity that clarifies the Company’s offerings in the market. This unification also included our recently introduced new brand platform, “A Better Way with FOA,” along with a national advertising campaign. Additionally, we recently launched our digital borrower experience for certain products that empowers customers with the ability to obtain credit pre-qualification on their own terms and at their own pace. Further, pursuant to our strategic partnership with Better.com, we will serve as Better.com’s reverse mortgage partner, and our goal for this collaboration is to allow us to integrate our reverse mortgage products into a unified digital experience. Our digital innovation strategy is designed to deliver financial services to seniors in a way that is both modern and user friendly. We will continue building a digital channel that supplements our existing lines of business and leverages automated digital tools to improve efficiency and the overall ease of transacting. We are similarly engaging in efforts to refine the systems used by our mortgage-broker partners to improve the efficiency and ease of originations via our TPO channel. We believe these efforts will increase brand and product recognition and awareness within the addressable market of U.S. seniors and among mortgage-brokers, make our marketing efforts and originations processes more efficient and less costly, improve the originations experience for borrowers and mortgage-broker partners, expand the number and depth of our relationships with borrowers and mortgage-broker partners, and ultimately raise our origination volumes.
Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM loans into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which the Government National Mortgage Association (“Ginnie Mae”) guarantees, and sell the HMBS in the secondary market while retaining the rights to service the HECM loans. When HECM loans are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM loans previously securitized into an HMBS, we convey the HECM loan to the United States Department of Housing and Urban Development (“HUD”) or liquidate them in accordance with program requirements, securitize them into privately placed mortgage-backed securities, or hold them for investment. In November 2024, Ginnie Mae announced the finalized term sheet for its HMBS 2.0 program expected to be implemented in 2026. Once implemented, the HMBS 2.0 program will enable us to securitize into HMBS additional HECM loans that are required to be bought out of pools of HECM loans securitized pursuant to Ginnie Mae’s existing HMBS program or otherwise not eligible for securitization pursuant to Ginnie Mae’s existing HMBS program (subject to expanded eligibility parameters applicable to the HMBS 2.0 program), increasing the HECM loans that we are able to securitize into HMBS. We both securitize non-agency reverse mortgage loans into mortgage-backed securities sold to investors and sell them as whole loans to investors. We may also decide to strategically hold certain non-agency reverse mortgage loans for investment. The capabilities provided by the Portfolio Management segment allowed us to complete several issuances and sales of mortgage-backed securities backed by our loan products in 2024 and through three quarters of 2025, demonstrating the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.

Repurchase Agreement
On August 4, 2025, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with FOA Equity, Blackstone Tactical Opportunities Associates - NQ L.L.C., BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership - NQ ESC L.P., and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”), which are deemed affiliates of the Company. Pursuant to the Repurchase Agreement, the Company will purchase (the “Repurchase”) all of the Blackstone Investor’s shares of Class A Common Stock of the

Company, Class B Common Stock of the Company, Class A LLC units of FOA Equity (“Class A LLC Units”), and rights to receive shares of Class A Common Stock and Class A LLC Units pursuant to the Transaction Agreement, dated as of October 12, 2020 (the “Earnout Rights” and, together with such shares of Class A Common Stock, shares of Class B Common Stock, and Class A LLC Units, the “Sold Equity”), and the tax receivable agreements (“TRA”) dated April 1, 2021 between the Company and the Blackstone Investor will be terminated. Each share of Class A Common Stock and each Class A LLC Unit will be purchased for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights will be purchased for no consideration, for total consideration of $80,298,170. The closing of the Repurchase is subject to, among other customary conditions, the receipt of a customary opinion and, absent the Company’s prior written consent, may not occur prior to the date that is 105 days after the entry into the Repurchase Agreement.
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
In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, this obligation is recorded as Repurchase agreement obligation in the Condensed Consolidated Statements of Financial Condition, and equity is reduced by the treasury stock and noncontrolling interest as presented in the Condensed Consolidated Statements of Equity.
As described in further detail in Note 18 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements, the Repurchase Agreement was amended and restated on November 13, 2025 to provide for the consummation of the Repurchase across two closings, potential increases in the purchase price, and certain other changes to the terms set forth in the Repurchase Agreement.

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

Other Recent Events
The U.S. Federal Reserve’s monetary policies and the federal government’s recent tariff policies may have an impact on economic conditions relevant to our business, including real estate values and prevailing mortgage rates, however, the extent of the impact remains uncertain. Higher interest rates generally lead to lower mortgage transaction volumes, increased competition, and lower profit margins. Volatility in market conditions resulting from the foregoing policies may cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market, the fair value of assets on our balance sheet, and price transparency of real estate-related or asset-backed assets.
Our Company is actively monitoring these events and their effects on the Company’s financial condition, liquidity, operations, industry, and workforce. These continuing economic impacts may cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial condition, and liquidity in 2025 and beyond. See the Results of Operations section below.
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

Results of Operations
Consolidated Results
The following table summarizes our consolidated operating results from continuing operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Portfolio interest income:
Interest income	$482,132	$489,900	$1,444,534	$1,431,970
Interest expense	(404,031)	(426,839)	(1,236,534)	(1,233,261)
Net portfolio interest income	78,101	63,061	208,000	198,709

Other income (expense):
Net origination gains	59,933	57,216	162,029	137,133
Gain on securitization of HECM tails, net	11,654	10,560	32,990	32,317
Fair value changes from model amortization	(41,293)	(43,753)	(117,705)	(149,174)
Fair value changes from market inputs or model assumptions	(21,872)	204,154	161,330	228,976
Net fair value changes on loans and related obligations	8,422	228,177	238,644	249,252
Fee income	8,813	8,054	21,898	22,472
Non-funding interest expense, net	(14,488)	(9,219)	(44,623)	(26,639)
Net other income (expense)	2,747	227,012	215,919	245,085

Total revenues	80,848	290,073	423,919	443,794

Expenses
Salaries, benefits, and related expenses	37,245	31,083	108,149	105,159
Loan production and portfolio related expenses	25,527	6,946	46,319	21,221
Loan servicing expenses	8,168	7,772	23,434	23,622
Marketing and advertising expenses	11,231	10,325	34,227	29,543
Depreciation and amortization	9,643	9,777	28,955	29,208
General and administrative expenses	12,780	14,405	38,939	47,917
Total expenses	104,594	80,308	280,023	256,670
Impairment of other assets	—	—	—	(600)
Other, net	(4,809)	(1,592)	(8,803)	2,101
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(28,555)	$208,173	$135,093	$188,625
Net interest income
All of our financial instruments, with the exception of certain notes payable, are either recorded at fair value or the carrying value approximated fair value. The interest recognized on these financial instruments is recorded in Interest income or Interest expense in the Condensed Consolidated Statements of Operations. The interest on our notes payable is recorded in Non-funding interest expense, net, in the Condensed Consolidated Statements of Operations. We evaluate net interest income through an evaluation of all components of interest income and interest expense.

The following table provides an analysis of all components of net interest income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Interest income on mortgage loans	$478,536	$486,349	$1,434,459	$1,420,634
Other interest income	3,596	3,551	10,075	11,336
Total portfolio interest income	482,132	489,900	1,444,534	1,431,970
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(381,017)	(406,473)	(1,174,388)	(1,173,713)
Interest expense on other financing lines of credit	(23,014)	(20,366)	(62,146)	(59,548)
Total portfolio interest expense	(404,031)	(426,839)	(1,236,534)	(1,233,261)
Net portfolio interest income	78,101	63,061	208,000	198,709

Non-funding interest expense, net	(14,488)	(9,219)	(44,623)	(26,639)

Net interest income	$63,613	$53,842	$163,377	$172,070
(1) Interest expense on HMBS and nonrecourse obligations includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.

For the three months ended September 30, 2025 versus the three months ended September 30, 2024
Net income (loss) from continuing operations before income taxes decreased $236.7 million primarily as a result of the following:
•Fair value changes from market inputs or model assumptions decreased $226.0 million primarily due to changes in interest rates, yields, home price appreciation, and other inputs, which generated net fair value losses during the three months ended September 30, 2025 compared to net fair value gains in the 2024 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Net portfolio interest income increased $15.0 million due to gains on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts, which was partially offset by a higher cost of funds within our securitized financing portfolio. Fair value changes from model amortization improved $2.5 million primarily due to a higher modeled yield on a larger portfolio during the three months ended September 30, 2025 compared to the 2024 period.
•Net origination gains increased $2.7 million as a result of higher reverse mortgage loan origination volumes, partially offset by lower margins relative to historically high margins in the comparable 2024 period. We recognized $59.9 million in net origination gains on loan originations of $602.9 million for the three months ended September 30, 2025 compared to $57.2 million in net origination gains on loan originations of $513.4 million for the comparable 2024 period.
•Non-funding interest expense, net, increased $5.3 million during the three months ended September 30, 2025 compared to the 2024 period primarily due to the discount amortization expense related to the exchange of our senior notes that occurred on October 31, 2024, which was partially offset by decreased cost of funds on our working capital promissory notes.
•Total expenses increased $24.3 million primarily due to an increase in loan portfolio related expenses as a result of increased securitization expenses, and an increase in salaries, benefits, and related expenses as a result of increased variable compensation due to higher loan production and increases in technology resources during the three months ended September 30, 2025 compared to the 2024 period. This was partially offset by decreases in general and administrative expenses due to continued cost-cutting initiatives that align expenses with our unified modern retirement solutions platform.

•Other, net, changed $3.2 million primarily due to valuation changes in the convertible notes and deferred purchase price liabilities.

For the nine months ended September 30, 2025 versus the nine months ended September 30, 2024
Net income from continuing operations before income taxes decreased $53.5 million primarily as a result of the following:
•Fair value changes from market inputs or model assumptions decreased $67.6 million primarily due to changes in interest rates, yields, home price appreciation, and other inputs, which generated lower net fair value gains during the nine months ended September 30, 2025 compared to the 2024 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Fair value changes from model amortization improved $31.5 million primarily due to a higher modeled yield on a larger portfolio during the nine months ended September 30, 2025 compared to the 2024 period. Net portfolio interest income increased $9.3 million due to gains on extinguishment of debt related to the purchases of securities that were previously issued by consolidated trusts, which was partially offset by a higher cost of funds within our securitized financing portfolio.
•Net origination gains increased $24.9 million as a result of higher reverse mortgage loan origination volumes, partially offset by lower margins due to changes in channel mix. We recognized $162.0 million in net origination gains on loan originations of $1.8 billion for the nine months ended September 30, 2025 compared to $137.1 million in net origination gains on loan originations of $1.4 billion for the comparable 2024 period.
•Non-funding interest expense, net, increased $18.0 million during the nine months ended September 30, 2025 compared to the 2024 period primarily due to the discount amortization expense related to the exchange of our senior notes that occurred on October 31, 2024, which was partially offset by decreased cost of funds on our working capital promissory notes.
•Total expenses increased $23.4 million primarily due to an increase in loan portfolio related expenses as a result of increased securitization expenses, an increase in marketing and advertising expenses related to brand marketing and our digital innovation strategy, and an increase in salaries, benefits, and related expenses as a result of increased variable compensation due to higher loan production and increases in technology resources. These increases were partially offset by decreases in average headcount and in general and administrative expenses due to continued cost-cutting initiatives that align expenses with our unified modern retirement solutions platform.
•Other, net, changed $10.9 million primarily due to valuation changes in certain non-operating assets, the convertible notes, and deferred purchase price liabilities.

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
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the Company. Our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided primarily by our Financial Industry Regulatory Authority registered broker-dealer, allow us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and, where appropriate, retain assets on the balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring interest and other servicing-related income. The Portfolio Management segment primarily generates revenue from the net interest income and fair value changes on portfolio assets, monetized through securitization, sale, or other financing of those assets.
See the Segment Results section below and Note 14 - Business Segment Reporting in the Notes to Condensed Consolidated Financial Statements for additional financial information about our segments.

Segment Results
Revenues and fees are directly attributed to their respective segments at the time services are performed. Revenues generated on inter-segment services performed are valued based on estimated market value. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the three and nine months ended September 30, 2025 and 2024. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.

Retirement Solutions Segment
The following table summarizes our Retirement Solutions segment’s results (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net origination gains	$59,933	$57,216	$162,029	$137,133
Fee income	8,186	7,247	20,158	20,193
Total revenues	68,119	64,463	182,187	157,326
Total expenses	50,783	48,529	151,219	146,774
Other, net	—	—	—	(174)
NET INCOME BEFORE INCOME TAXES	$17,336	$15,934	$30,968	$10,378

Key Metrics
The following table provides a summary of our Retirement Solutions segment’s key metrics (in thousands, except units):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Reverse mortgage loan origination volume
Loan origination volume(1)	$602,888	$513,355	$1,765,845	$1,383,369
Loan origination volume - tails(2)	237,902	251,690	703,682	760,786
Total loan origination volume	$840,790	$765,045	$2,469,527	$2,144,155
Total reverse mortgage loan origination volume - units(1)	2,441	2,390	7,213	6,595

Reverse mortgage loan origination volume - by channel(1)
TPO	$406,133	$321,044	$1,189,178	$835,818
Retail	196,755	192,311	576,667	547,551
Total reverse mortgage loan origination volume	$602,888	$513,355	$1,765,845	$1,383,369
(1) Loan origination volumes consist of initial reverse mortgage loan borrowing amounts.
(2) Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which we are able to subsequently securitize.

Revenues
The following table provides a summary of the components of our Retirement Solutions segment’s total revenues (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net origination gains:
TPO	$54,956	$49,188	$151,919	$112,005
Retail	24,632	21,461	64,847	59,785
Acquisition costs	(19,655)	(13,433)	(54,737)	(34,657)
Total net origination gains	59,933	57,216	162,029	137,133
Fee income	8,186	7,247	20,158	20,193
Total revenues	$68,119	$64,463	$182,187	$157,326

For the three months ended September 30, 2025 versus the three months ended September 30, 2024
Total revenues increased $3.7 million or 5.7% as a result of the following:
•Net origination gains increased $2.7 million or 4.7% as a result of higher reverse mortgage loan origination volumes, partially offset by lower margins relative to historically high margins in the comparable 2024 period. We originated $602.9 million of reverse mortgage loans during the three months ended September 30, 2025, an increase of 17.4%, compared to $513.4 million for the comparable 2024 period. During the three months ended September 30, 2025, the weighted average margin on reverse mortgage loan production was 9.94% compared to 11.15% in 2024, a decrease of 1.21%.

For the nine months ended September 30, 2025 versus the nine months ended September 30, 2024
Total revenues increased $24.9 million or 15.8% as a result of the following:
•Net origination gains increased $24.9 million or 18.2% as a result of higher reverse mortgage loan origination volumes, partially offset by lower margins due to changes in channel mix. We originated $1.8 billion of reverse mortgage loans during the nine months ended September 30, 2025, an increase of

27.6%, compared to $1.4 billion for the comparable 2024 period. During the nine months ended September 30, 2025, the weighted average margin on reverse mortgage loan production was 9.18% compared to 9.91% in 2024, a decrease of 0.73%.

Expenses
The following table provides a summary of the components of our Retirement Solutions segment’s total expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Salaries	$15,274	$13,451	$44,341	$41,054
Commissions and bonuses	5,483	4,726	16,603	13,536
Other salary related expenses	2,284	2,040	7,302	7,709
Total salaries, benefits, and related expenses	23,041	20,217	68,246	62,299

Loan production expenses	1,621	2,250	4,398	6,431
Marketing and advertising expenses	11,230	10,290	34,217	29,457
Depreciation and amortization	9,328	9,424	27,985	28,338
General and administrative expenses	5,563	6,348	16,373	20,249
Total expenses	$50,783	$48,529	$151,219	$146,774

For the three months ended September 30, 2025 versus the three months ended September 30, 2024
Total expenses increased $2.3 million or 4.6% as a result of the following:
•Total salaries, benefits, and related expenses increased $2.8 million or 14.0% primarily due to increases in variable compensation as a result of higher loan production and increases in technology resources, partially offset by a decrease in average headcount during the three months ended September 30, 2025 when compared to the 2024 period.
•Marketing and advertising expenses increased $0.9 million related to brand marketing and our digital innovation strategy, which was partially offset by a decrease in General and administrative expenses of $0.8 million primarily due to continued cost-cutting measures during the three months ended September 30, 2025 when compared to the 2024 period.

For the nine months ended September 30, 2025 versus the nine months ended September 30, 2024
Total expenses increased $4.4 million or 3.0% as a result of the following:
•Total salaries, benefits, and related expenses increased $5.9 million or 9.5% primarily due to increases in variable compensation as a result of higher loan production and increases in technology resources, partially offset by a decrease in average headcount during the nine months ended September 30, 2025 when compared to the 2024 period.
•Marketing and advertising expenses increased $4.8 million related to brand marketing and our digital innovation strategy, which was partially offset by a decrease in General and administrative expenses of $3.9 million primarily due to continued cost-cutting measures during the nine months ended September 30, 2025 when compared to the 2024 period.

Portfolio Management Segment
The following table summarizes our Portfolio Management segment’s results (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Portfolio interest income:
Interest income	$482,132	$489,900	$1,444,534	$1,431,970
Interest expense	(404,031)	(426,839)	(1,236,534)	(1,233,261)
Net portfolio interest income	78,101	63,061	208,000	198,709

Other income (expense):
Gain on securitization of HECM tails, net	11,654	10,560	32,990	32,317
Fair value changes from model amortization	(41,293)	(43,753)	(117,705)	(149,174)
Fair value changes from market inputs or model assumptions	(21,872)	204,154	161,330	228,976
Net fair value changes on loans and related obligations	(51,511)	170,961	76,615	112,119
Fee income	750	930	2,109	2,648
Net other income (expense)	(50,761)	171,891	78,724	114,767
Total revenues	27,340	234,952	286,724	313,476
Total expenses	38,258	18,388	84,260	60,903
NET INCOME (LOSS) BEFORE INCOME TAXES	$(10,918)	$216,564	$202,464	$252,573

The following table provides a summary of the assets and liabilities in our Portfolio Management segment (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$30,950	$29,355
Restricted cash	292,343	254,335
Loans held for investment, subject to HMBS related obligations, at fair value	18,973,939	18,669,962
Loans held for investment, subject to nonrecourse debt, at fair value	10,476,941	9,288,403
Loans held for investment, at fair value	407,964	520,103
Other assets, net	179,392	115,120
Total earning assets	30,361,529	28,877,278

HMBS related obligations, at fair value	18,758,558	18,444,370
Nonrecourse debt, at fair value	10,155,869	8,954,068
Other financing lines of credit	809,363	918,247
Payables and other liabilities	42,163	55,746
Total financing of portfolio	29,765,953	28,372,431

Net carrying value of earning assets	$595,576	$504,847

Key Metrics
The following tables provide a summary of our Portfolio Management segment’s key metrics (dollars in thousands):

	September 30, 2025	December 31, 2024
Reverse Mortgage Loans
Active unpaid principal balance (“UPB”)	$27,481,599	$26,477,354
Due and payable	488,301	415,400
Foreclosure	540,092	504,675
Claims pending	92,845	79,138
Ending UPB	$28,602,837	$27,476,567
Loan count	88,883	90,340
Average UPB	$322	$304
Weighted average coupon	6.99%	7.11%
Weighted average age (in months)	49	45
Percentage of UPB in foreclosure	1.9%	1.8%

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Capital Markets Transactions
Number of securitizations	2	1	5	5
Notes issued	$3,205,566	$839,432	$4,938,824	$2,146,095
Revenues
The following table provides a summary of the components of our Portfolio Management segment’s total revenues (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Portfolio interest income:
Interest income	$482,132	$489,900	$1,444,534	$1,431,970
Interest expense	(404,031)	(426,839)	(1,236,534)	(1,233,261)
Net portfolio interest income	78,101	63,061	208,000	198,709

Other income (expense):
Gain on securitization of HECM tails, net	11,654	10,560	32,990	32,317
Fair value changes from model amortization	(41,293)	(43,753)	(117,705)	(149,174)
Fair value changes from market inputs or model assumptions	(21,872)	204,154	161,330	228,976
Net fair value changes on loans and related obligations	(51,511)	170,961	76,615	112,119
Fee income	750	930	2,109	2,648
Net other income (expense)	(50,761)	171,891	78,724	114,767
Total revenues	$27,340	$234,952	$286,724	$313,476
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
The following table provides an analysis of all components of net portfolio interest income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Interest income on mortgage loans	$478,536	$486,349	$1,434,459	$1,420,634
Other interest income	3,596	3,551	10,075	11,336
Total portfolio interest income	482,132	489,900	1,444,534	1,431,970
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(381,017)	(406,473)	(1,174,388)	(1,173,713)
Interest expense on other financing lines of credit	(23,014)	(20,366)	(62,146)	(59,548)
Total portfolio interest expense	(404,031)	(426,839)	(1,236,534)	(1,233,261)
Net portfolio interest income	$78,101	$63,061	$208,000	$198,709
(1) Interest expense on HMBS and nonrecourse obligations includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.

For the three months ended September 30, 2025 versus the three months ended September 30, 2024
Total revenues decreased $207.6 million as a result of the following:
•Fair value changes from market inputs or model assumptions decreased $226.0 million primarily due to changes in interest rates, yields, home price appreciation, and other inputs, which generated net fair value losses during the three months ended September 30, 2025 compared to net fair value gains in the 2024 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Net portfolio interest income increased $15.0 million due to gains on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts, which was partially offset by a higher cost of funds within our securitized financing portfolio. Fair value changes from model amortization improved $2.5 million primarily due to a higher modeled yield on a larger portfolio during the three months ended September 30, 2025 compared to the 2024 period.

For the nine months ended September 30, 2025 versus the nine months ended September 30, 2024
Total revenues decreased $26.8 million as a result of the following:
•Fair value changes from market inputs or model assumptions decreased $67.6 million primarily due to changes in interest rates, yields, home price appreciation, and other inputs, which generated lower net fair value gains during the nine months ended September 30, 2025 compared to the 2024 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Fair value changes from model amortization improved $31.5 million primarily due to a higher modeled yield on a larger portfolio during the nine months ended September 30, 2025 compared to the 2024 period. Net portfolio interest income increased $9.3 million due to gains on extinguishment of debt related to the purchases of securities that were previously issued by consolidated trusts, which was partially offset by a higher cost of funds within our securitized financing portfolio.

Expenses
The following table provides a summary of the components of our Portfolio Management segment’s total expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Salaries	$2,906	$2,697	$8,611	$8,560
Commissions and bonuses	495	116	1,406	1,750
Other salary related expenses	269	274	1,010	1,770
Total salaries, benefits, and related expenses	3,670	3,087	11,027	12,080

Loan portfolio related expenses	23,906	4,696	41,921	14,790
Loan servicing expenses	8,168	7,772	23,434	23,622
Marketing and advertising expenses	—	1	—	40
Depreciation and amortization	5	41	39	64
General and administrative expenses	2,509	2,791	7,839	10,307
Total expenses	$38,258	$18,388	$84,260	$60,903

For the three months ended September 30, 2025 versus the three months ended September 30, 2024
Total expenses increased $19.9 million as a result of the following:
•Loan portfolio related expenses increased $19.2 million due to increased securitization expenses during the three months ended September 30, 2025 compared to the 2024 period. We issued $3.2 billion of notes during the three months ended September 30, 2025 compared to $0.8 billion for the 2024 period.

For the nine months ended September 30, 2025 versus the nine months ended September 30, 2024
Total expenses increased $23.4 million or 38.4% as a result of the following:
•Loan portfolio related expenses increased $27.1 million due to increased securitization expenses during the nine months ended September 30, 2025 compared to the 2024 period. We issued $4.9 billion of notes during the nine months ended September 30, 2025 compared to $2.1 billion for the 2024 period.
•General and administrative expenses decreased $2.5 million or 23.9% primarily due to continued cost-cutting initiatives that align expenses with our unified modern retirement solutions platform during the nine months ended September 30, 2025 when compared to the 2024 period.
•Salaries, benefits, and related expenses decreased $1.1 million or 8.7% primarily due to a decrease in average headcount and continued cost-cutting initiatives that align expenses with our unified modern retirement solutions platform during the nine months ended September 30, 2025 when compared to the 2024 period. Average headcount was 60 for the nine months ended September 30, 2025 compared to 64 for the 2024 period.

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

The following table summarizes Corporate and Other results (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Non-funding interest expense, net	$(14,488)	$(9,219)	$(44,623)	$(26,639)
Total revenues	(14,488)	(9,219)	(44,623)	(26,639)
Total expenses	15,676	13,514	44,913	49,362
Impairment of other assets	—	—	—	(600)
Other, net	(4,809)	(1,592)	(8,803)	2,275
NET LOSS BEFORE INCOME TAXES	$(34,973)	$(24,325)	$(98,339)	$(74,326)
The following table provides a summary of the components of Corporate and Other total expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Salaries and bonuses	$15,431	$12,044	$42,405	$39,614
Other salary related expenses	1,971	1,566	6,251	7,416
Shared services - payroll allocations	(6,868)	(5,831)	(19,780)	(16,250)
Total salaries, benefits, and related expenses	10,534	7,779	28,876	30,780

Marketing and advertising expenses	1	34	10	46
Depreciation and amortization	310	312	931	806

Communications and data processing and other expenses	4,666	5,545	14,853	18,821
Professional and consulting fees	3,099	3,681	9,849	9,827
Shared services - general and administrative allocations	(2,934)	(3,837)	(9,606)	(10,918)
Total general and administrative expenses	4,831	5,389	15,096	17,730

Total expenses	$15,676	$13,514	$44,913	$49,362

For the three months ended September 30, 2025 versus the three months ended September 30, 2024
Total revenues worsened by $5.3 million as a result of the following:
•Non-funding interest expense, net, increased $5.3 million during the three months ended September 30, 2025 compared to the 2024 period primarily due to the discount amortization expense related to the exchange of our senior notes that occurred on October 31, 2024, which was partially offset by decreased cost of funds on our working capital promissory notes.
Total expenses increased $2.2 million or 16.0% as a result of the following:
•Salaries, benefits, and related expenses, net of shared services allocations, increased $2.8 million or 35.4% for the three months ended September 30, 2025 when compared to the 2024 period primarily due to increases in incentive compensation.
•General and administrative expenses, net of shared services allocations, decreased $0.6 million or 10.4% primarily due to continued cost-cutting initiatives that align expenses with our unified modern retirement solutions platform during the three months ended September 30, 2025 when compared to the 2024 period.
Other, net, changed $3.2 million primarily due to valuation changes in the convertible notes and deferred purchase price liabilities.

For the nine months ended September 30, 2025 versus the nine months ended September 30, 2024
Total revenues worsened by $18.0 million as a result of the following:
•Non-funding interest expense, net, increased $18.0 million during the nine months ended September 30, 2025 compared to the 2024 period primarily due to the discount amortization expense related to the exchange of our senior notes that occurred on October 31, 2024, which was partially offset by decreased cost of funds on our working capital promissory notes.
Total expenses decreased $4.4 million or 9.0% as a result of the following:
•General and administrative expenses, net of shared services allocations, decreased $2.6 million or 14.9% primarily due to continued cost-cutting initiatives that align expenses with our unified modern retirement solutions platform during the nine months ended September 30, 2025 when compared to the 2024 period.
•Salaries, benefits, and related expenses, net of shared services allocations, decreased $1.9 million or 6.2% for the nine months ended September 30, 2025 when compared to the 2024 period as the Company continued our focus on cost-cutting initiatives that align expenses with our unified modern retirement solutions platform. Average onshore headcount declined from 258 for the nine months ended September 30, 2024 to 242 for the nine months ended September 30, 2025.
Other, net, changed $11.1 million primarily due to valuation changes in certain non-operating assets, the convertible notes, and deferred purchase price liabilities.

Non-GAAP Financial Measures
The Company’s management evaluates performance of the Company through the use of certain financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including adjusted net income, adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted earnings per share, and tangible equity.
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
These non-GAAP financial measures should not be considered as an alternative to net income (loss), operating cash flows, or any other performance measures determined in accordance with U.S. GAAP. Adjusted net income, adjusted EBITDA, adjusted earnings per share, and tangible equity have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations of these metrics are: (i) cash expenditures for future contractual commitments; (ii) cash requirements for working capital needs; (iii) cash requirements for certain tax payments; and (iv) all non-cash income/expense items.
Because of these limitations, adjusted net income, adjusted EBITDA, adjusted earnings per share, and tangible equity should not be considered as measures of discretionary cash available to us to invest in the growth of our business or distribute to shareholders. We compensate for these limitations by relying primarily on our U.S. GAAP results and using our non-GAAP financial measures only as a supplement. Users of our condensed consolidated financial statements are cautioned not to place undue reliance on our non-GAAP financial measures.
Adjusted Net Income
We define adjusted net income as net income (loss) from continuing operations adjusted for:
1.Income taxes
2.Changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions, deferred purchase price liabilities, warrant liability, convertible notes, and the exchange of our senior notes.
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
6.Income tax provision adjustments to apply an effective combined corporate tax rate to adjusted net income before income taxes.
Management considers adjusted net income important in evaluating our Company as a whole. This supplemental metric is utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted net income is not a presentation made in accordance with U.S. GAAP, and our definition and use of this measure may vary from other companies in our industry.
Adjusted net income provides visibility to the underlying operating performance by excluding the impact of certain items that management does not believe are representative of our core earnings. Adjusted net income may also include other adjustments, as applicable, based upon facts and circumstances, consistent with our intent of providing a supplemental means of evaluating our operating performance.
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) from continuing operations adjusted for:
1.Income taxes
2.Changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions, deferred purchase price liabilities, warrant liability, convertible notes, and the exchange of our senior notes.
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
Adjusted Earnings Per Share
We define adjusted earnings per share as adjusted net income (defined above) plus interest expense on the exchangeable senior secured notes, net of a tax effect, if dilutive for adjusted earnings per share, divided by the weighted average shares outstanding, which includes outstanding Class A Common Stock plus the Class A LLC Units owned by the noncontrolling interest on an if-converted basis, the exchange of the exchangeable senior secured notes on an if-converted basis if they are dilutive for adjusted earnings per share, the conversion of the convertible notes on an if-converted basis, and any shares under the treasury stock method.

Management considers adjusted earnings per share important in evaluating the Company as a whole. This supplemental metric is utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted earnings per share is not a presentation made in accordance with U.S. GAAP, and our definition and use of this measure may vary from other companies in our industry.
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

Reconciliation to GAAP
The following table provides a reconciliation of net income (loss) from continuing operations to adjusted net income and adjusted EBITDA, as well as adjusted earnings per share and tangible equity (in thousands, except for share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Reconciliation of net income (loss) from continuing operations to adjusted net income and adjusted EBITDA
Net income (loss) from continuing operations	$(28,685)	$203,748	$130,888	$183,047
Add back: Provision for income taxes	(130)	(4,425)	(4,205)	(5,578)
Net income (loss) from continuing operations before income taxes	(28,555)	208,173	135,093	188,625
Adjustments for:
Changes in fair value(1)	60,162	(198,337)	(91,162)	(215,887)
Amortization or impairment of intangibles and impairment of other assets	9,297	9,297	27,891	28,491
Equity-based compensation	2,600	1,516	7,404	7,092
Certain non-recurring costs	1,095	418	2,019	4,115
Adjusted net income before income taxes	44,599	21,067	81,245	12,436
Provision for income taxes	(11,859)	(5,568)	(21,539)	(3,571)
Adjusted net income	32,740	15,499	59,706	8,865
Provision for income taxes	11,859	5,568	21,539	3,571
Depreciation	346	480	1,064	1,317
Interest expense on non-funding debt	10,067	10,008	32,007	28,087
Adjusted EBITDA	$55,012	$31,555	$114,316	$41,840

GAAP PER SHARE MEASURES
Net income (loss) from continuing operations attributable to controlling interest	$(8,878)	$84,203	$58,282	$76,584
Basic weighted average shares outstanding	9,066,190	9,924,671	10,090,861	9,824,171
Basic earnings (loss) per share from continuing operations	$(0.98)	$8.48	$5.78	$7.80
If-converted method net income (loss) from continuing operations	$(23,402)	$173,600	$121,351	$153,333
Diluted weighted average shares outstanding	19,235,795	23,159,304	28,488,038	23,062,616
Diluted earnings (loss) per share from continuing operations	$(1.22)	$7.50	$4.26	$6.65

NON-GAAP PER SHARE MEASURES
Adjusted net income	$32,740	$15,499	$59,706	$8,865
Exchangeable senior secured notes interest expense(2)	2,640	—	7,899	—
Total	$35,380	$15,499	$67,605	$8,865
Weighted average shares outstanding	26,615,234	23,159,304	28,960,158	23,062,616
Adjusted earnings per share	$1.33	$0.67	$2.33	$0.38

	September 30, 2025	December 31, 2024
Total equity	$365,831	$315,664
Less: Intangible assets, net	188,912	216,342
Tangible equity	$176,919	$99,322

(1) Changes in fair value - The adjustment for changes in fair value includes changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions, deferred purchase price liabilities, warrant liability, convertible notes, and the exchange of our senior notes.
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
The adjustment for changes in fair value of loans and securities held for investment and related obligations due to market inputs or model assumptions is calculated based on changes in fair value associated with the above assets and liabilities calculated in accordance with U.S. GAAP, excluding the estimated impact of the change in fair value attributable to net origination gains and the change in fair value attributable to post-origination loan advances, accretion, and model amortization (i.e., portfolio run-off), net of hedge gains and losses, and any securitization expenses incurred in securitizing our mortgage loans held for investment, subject to nonrecourse debt. This adjustment represents changes in accounting estimates that are measured in accordance with U.S. GAAP. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices, or discrete events affecting specific borrowers, and such differences could be material. Accordingly, this number should be understood as an estimate, and the actual adjustment could vary if our modeling is incorrect.
Change in fair value of deferred purchase price liabilities - We are obligated to pay contingent consideration to sellers of acquired businesses based on future performance of acquired businesses, as well as realization of tax benefits from certain exchanges of Class A LLC Units into Class A Common Stock (TRA obligation). The change in fair value of deferred purchase price liabilities represents gains or losses as a result of changes in various assumptions, including future performance, FOA stock price, timing and realization of tax benefits, and discount rates.
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
Change in fair value of convertible notes - We elected to account for the convertible notes at fair value under the fair value option. The change in fair value of convertible notes represents gains or losses as a result of changes in FOA stock price compared to the conversion price of the notes.
(2) Exchangeable senior secured notes interest expense - The adjustment for exchangeable senior secured notes interest expense includes interest expense on our exchangeable senior secured notes, excluding amortization of the discount related to the notes, net of an income tax benefit adjustment to apply an effective combined corporate tax rate to the expense, if dilutive for adjusted earnings per share.

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
Sources and Uses of Cash
Our primary sources of funds for liquidity include: (i) payments received from the sale or securitization of loans; (ii) proceeds from payments on our outstanding participating interests in loans; and (iii) advances on warehouse facilities, other secured borrowings, and our various notes.
Our primary uses of funds for liquidity include: (i) originations of loans; (ii) funding of borrower advances and draws on outstanding loans; (iii) payment of operating expenses; and (iv) repayment of borrowings and repurchases or redemptions of outstanding indebtedness.
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
Cash Flows
The following table presents amounts from our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine months ended
	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(338,303)	$(317,610)
Investing activities	447,104	275,599
Financing activities	(8,376)	37,549
Effect of exchange rate changes on cash and cash equivalents	(7)	24
Net increase (decrease) in cash and cash equivalents and restricted cash	$100,418	$(4,438)
Net increase (decrease) in cash and cash equivalents	$62,410	$(2,224)
Net increase (decrease) in restricted cash	38,008	(2,214)

Our cash and cash equivalents and restricted cash increased by $100.4 million for the nine months ended September 30, 2025 compared to a decrease of $4.4 million during the comparable period in 2024. Our cash and cash equivalents, excluding restricted cash, increased $62.4 million for the nine months ended September 30, 2025 compared to a decrease of $2.2 million during the comparable period in 2024.
Operating Cash Flow
Cash flows from operating activities decreased by $20.7 million for the nine months ended September 30, 2025 compared to the corresponding 2024 period, which was primarily attributable to an increase in cash used for originations of loans held for sale, partially offset by changes in payables and other liabilities.
Investing Cash Flow
The increase of $171.5 million in cash flows from our investing activities during the nine months ended September 30, 2025 compared to the 2024 period was primarily attributable to a $135.0 million increase in proceeds/payments on loans held for investment, net of cash used for purchases and originations, and a $48.8 million increase in proceeds/payments on loans held for investment, subject to nonrecourse debt, net of cash used for purchases and originations. This was partially offset by a decrease of $5.5 million in proceeds on the sale of mortgage servicing rights (“MSR”).
Financing Cash Flow
The decrease of $45.9 million in cash flows from our financing activities during the nine months ended September 30, 2025 compared to the 2024 period was primarily driven by a $348.5 million increase in payments on HMBS related obligations, net of proceeds, a $235.0 million decrease in proceeds from other financing lines of credit, net of payments, and a $72.0 million increase in payments on notes payable, net of proceeds. This was partially offset by a $609.3 million increase in proceeds from issuance of nonrecourse debt, net of payments.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. These covenants are measured at FAH or FAR. The Company was in compliance with the financial covenants as of September 30, 2025. Refer to Note 9 - Other Financing Lines of Credit in the Notes to Condensed Consolidated Financial Statements for additional information.
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
Minimum Leverage Ratio
•Maintain a ratio of adjusted net worth to total assets of at least 6%.
As of September 30, 2025, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. FAR’s actual ratio of adjusted net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations do not meet the requirements of sale accounting and are not derecognized upon date of transfer. As a result, the Company accounts for HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations as secured borrowings and continues to recognize the loans as held for investment, subject to HMBS related obligations or nonrecourse debt, along with the corresponding liability for the HMBS related obligations or nonrecourse debt. Based on this, FAR requested and received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of September 30, 2025, FAR was in compliance with applicable requirements.
Refer to Note 15 - Liquidity and Capital Requirements in the Notes to Condensed Consolidated Financial Statements for additional information.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of September 30, 2025, our debt obligations were $30.1 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
HMBS Related Obligations
FAR is an approved issuer of HMBS that are guaranteed by Ginnie Mae and collateralized by participation interests in HECM loans insured by the FHA. We originate HECM loans insured by the FHA. Participations in the HECM loans are pooled into HMBS, which are sold into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the participating interest requirements because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk, and incidental credit risk due to the buyout of HECM assets as discussed below. As a result, the transfers of the HECM loans do not qualify for sale accounting, and therefore, we account for these transfers as secured financings. Holders of participating interests in the HMBS have no recourse against assets other than the underlying HECM loans, remittances, or collateral on those loans while they are in the securitization pools, except for standard representations and warranties and our contractual obligation to service the HECM loans and the HMBS.
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
As of September 30, 2025, we had HMBS related obligations of $18.8 billion and HECM loans pledged as collateral to the pools of $19.0 billion, both recorded at fair value.
Additionally, as the servicer of reverse mortgage loans, we are obligated to fund additional borrowing capacity primarily in the form of undrawn lines of credit on floating rate reverse mortgage loans. We rely upon certain of our secured financing arrangements and our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization. The additional borrowings are generally securitized within 30 days after funding. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program, which include non-agency reverse mortgage loans and HECM buyouts. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings with the loan assets and liabilities, respectively, included in the Condensed Consolidated Statements of Financial Condition as Loans held for investment, subject to nonrecourse debt, at fair value, and Nonrecourse debt, at fair value. As of September 30, 2025, we had nonrecourse debt-related borrowings of $10.2 billion and loans held for investment pledged as collateral for the nonrecourse debt of $10.5 billion, both recorded at fair value.
Refer to Note 8 - Nonrecourse Debt, at Fair Value, in the Notes to Condensed Consolidated Financial Statements for additional information.

Other Financing Lines of Credit
Reverse Mortgage Warehouse Facilities
As of September 30, 2025, we had $1.2 billion in warehouse lines of credit capacity collateralized by first and second lien mortgages with a $335.7 million aggregate principal amount drawn through nine funding facility arrangements with eight active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans, or as loan and security agreements under which eligible loans are pledged to the lender as collateral. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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
The following table presents additional information about our warehouse facilities as of September 30, 2025 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	Outstanding Balance
Committed	October 2025(1) - September 2026	$450,000	$132,668
Uncommitted	October 2025(1) - October 2026	740,000	202,983
Total reverse warehouse facilities		$1,190,000	$335,651
(1) The warehouse lines of credit with a maturity date in October 2025 have been renewed or paid off subsequent to September 30, 2025.
With respect to each of our warehouse facilities, we pay certain up-front and/or ongoing fees which can be based on our utilization of the facility. In some instances, loans held by a lender for a contractual period exceeding 45 to 60 calendar days after we originate such loans are subject to additional fees and interest rates.
Certain of our warehouse facilities contain sub-limits for “wet” loans, which allow us to finance loans for a minimal period of time prior to delivery of the note collateral to the lender. “Wet” loans are loans for which the collateral custodian has not yet received the related loan documentation. “Dry” loans are loans for which all the loan documentation has been delivered to the collateral custodian. “Wet” loans are held by a lender for a contractual period, typically between five and ten business days, and are subject to a reduction in the advance amount.
Interest is generally payable at the time the loan is settled off the line or monthly in arrears, and the principal is payable upon receipt of loan sale or securitization proceeds or transfer of a loan to another line of credit, and upon maturity of the facility. The facilities may also require the outstanding principal to be repaid if a loan remains on the line longer than a contractual period of time, which generally ranges from 45 to 365 calendar days.
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
Other Secured Lines of Credit
As of September 30, 2025, we collectively had $524.1 million in additional secured facilities with $473.7 million aggregate principal amount drawn through credit agreements or master repurchase agreements with six funding facility arrangements and five active lenders. These facilities are secured by, among other things, eligible asset-backed securities, HECM MSR, and unsecuritized tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under the facilities, we generally transfer the assets at a haircut, which serves as the primary credit enhancement for the lender.
The following table presents additional information about our other secured lines of credit as of September 30, 2025 (in thousands):

Other Secured Lines of Credit	Maturity Date	Total Capacity	Outstanding Balance
Committed	Various(1)	$484,086	$453,317
Uncommitted	October 2025(2)	40,000	20,395
Total other secured lines of credit		$524,086	$473,712
(1) These lines of credit are tied to the maturity date of the underlying mortgage related assets or HECM MSR that have been pledged as collateral.
(2) The line of credit with a maturity date in October 2025 has been renewed subsequent to September 30, 2025.
We pay certain up-front and ongoing fees based on our utilization with respect to many of these facilities. We pay commitment fees based upon the limit of the facility and unused fees are paid if utilization falls below a certain amount.
Interest is generally payable at the time the loan or securities are settled off the line or monthly in arrears, and the principal is payable upon receipt of asset sale or securitization proceeds, principal distributions on the underlying pledged securities, or transfer of assets to another line of credit, and upon maturity of the facility.
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with all financial covenants as of September 30, 2025.
Refer to Note 9 - Other Financing Lines of Credit in the Notes to Condensed Consolidated Financial Statements for additional information.
Notes Payable
Senior Notes Exchange
On November 5, 2020, FOAF issued $350 million aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Unsecured Notes”). On October 31, 2024, FOAF completed an exchange with certain existing noteholders of the 2025 Unsecured Notes. Existing noteholders, representing 97.892% of the aggregate principal amount outstanding of the 2025 Unsecured Notes, exchanged their respective 2025 Unsecured Notes in consideration for (i) the issuance of (a) $195,783,947 of FOAF’s new 7.875% Senior Secured Notes due

November 30, 2026 (the “Senior Secured Notes”), with FOAF’s option to extend until November 30, 2027, (b) $146,793,000 of FOAF’s new 10.000% Exchangeable Senior Secured Notes due November 30, 2029 (the “Exchangeable Secured Notes”), and (ii) cash consideration of $856,555.
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
Consent Support Agreement and Amendment to Pledge and Security Agreement
In order to permit the transactions under the Repurchase Agreement, on August 4, 2025, FOA Equity, FOAF, certain of their direct and indirect subsidiaries who act as guarantors, and a requisite majority of holders of FOAF’s Senior Secured Notes and the Exchangeable Secured Notes entered into a consent support agreement to support and achieve the consummation of certain amendments which, once effective, will provide that $60 million of the principal amount of the Senior Secured Notes will mature on the stated maturity date of November 30, 2026, with FOAF retaining the option to extend the remaining principal balance to the extended maturity date of November 30, 2027, and to provide for required uses of net proceeds from certain of the Additional Collateral (as defined below).
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
On October 21, 2025, the supplemental indentures governing the Senior Secured Notes and Exchangeable Secured Notes were executed.
Convertible Notes
On August 4, 2025, the Company entered into convertible note purchase agreements with certain existing institutional investors, providing for the purchase of an aggregate of $40 million of a new series of unsecured convertible promissory notes (the “Convertible Notes”). The Convertible Notes, funded and issued on August 4, 2025, mature on August 4, 2028, have a 0% coupon rate, and are convertible, in whole or in part, at the option of the Company or the holder into shares of Class A Common Stock at $18.00 per share for the first year following the issuance date or $19.00 per share starting one year from the issuance date, in each case, subject to customary adjustments. If neither the Company nor the holder elects to convert the Convertible Notes into shares of Class A Common Stock, the $40 million will be payable on the maturity date. The Company has elected to account for the Convertible Notes at fair value under the fair value option.
Other Promissory Notes
On August 4, 2025, the Company’s two outstanding working capital promissory notes with BTO Urban Holdings L.L.C. and Libman Family Holdings, LLC (“LFH”), which are deemed affiliates of the Company, were repaid and terminated in full.
Additionally, on August 4, 2025, FAR entered into an unsecured revolving working capital promissory note with LFH (the “LFH Promissory Note”), which provides for an uncommitted revolving facility of up to $20.0 million. The LFH Promissory Note accrues interest monthly at a rate of 10% per annum and matures on August 4, 2026.
As of September 30, 2025, the Company was in compliance with all required covenants of our notes payable.
Refer to Note 10 - Notes Payable and Note 16 - Related Party Transactions in the Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments
The following table provides a summary of contractual obligations as of September 30, 2025 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Nonrecourse debt	$10,467,868	$3,012,399	$2,984,842	$1,573,667	$2,896,960
Warehouse lines of credit	335,651	286,622	49,029	—	—
Other secured lines of credit	473,712	20,395	69,231	—	384,086
Notes payable(1)	389,955	52,408	190,754	146,793	—
Repurchase Agreement	80,298	80,298	—	—	—
Operating leases	33,345	5,332	8,974	6,696	12,343
Total	$11,780,829	$3,457,454	$3,302,830	$1,727,156	$3,293,389
(1) Amounts exclude the unamortized debt discount and issuance costs and the fair value adjustments for the Convertible Notes.
In addition to the above contractual obligations, we have also been involved with securitizations of HECM loans, which were structured as secured borrowings. These structures resulted in us recording the securitized loans in the Condensed Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS related obligations. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned properties. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $17.9 billion as of September 30, 2025.
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
The following table summarizes the estimated change in the fair value of our significant assets and liabilities sensitive to interest rates as of September 30, 2025 (in thousands):

	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Loans held for investment, subject to HMBS related obligations	$30,755	$(30,658)
Loans held for investment, subject to nonrecourse debt	152,338	(148,438)
Loans held for investment	2,233	(2,201)
Total assets	$185,326	$(181,297)

Increase (decrease) in liabilities
HMBS related obligations	$26,486	$(26,300)
Nonrecourse debt	64,519	(67,656)
Total liabilities	$91,005	$(93,956)

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting discussed below.
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
We identified the control over the preparation and review of the consolidated cash flow statements did not operate effectively in order to prevent or detect the material errors in the classification and presentation of cash flow activities with respect to nonrecourse securitization transactions. As described below, management has made progress towards remediating the material weakness, but the enhanced control will need a period of continued operating effectiveness execution to demonstrate remediation. As such, management has concluded that the material weakness continued to exist as of September 30, 2025.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above in this Item 4, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 11 - Litigation in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and is incorporated by reference herein.

Item 1A. Risk Factors
In addition to the other information included in this Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” included in the Form 10-K/A, as well as the factors identified under “Forward-Looking Statements” prior to the beginning of Part I, Item 1 of this Form 10-Q and the items identified in “Other Recent Events” within Part I, Item 2 of this Form 10-Q and as may be updated in subsequent filings with the SEC, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Form 10-K/A and this Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results. Except as set forth below, there have been no material changes to the risk factors included in the Form 10-K/A.

The Repurchase may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition, and results of operations.

On November 13, 2025, the Company entered into an amended and restated version of the Repurchase Agreement with FOA Equity and the Blackstone Investor (the “Amended and Restated Repurchase Agreement”), filed as Exhibit 10.1 to this Form 10-Q. Pursuant to the Amended and Restated Repurchase Agreement, the consummation of the Repurchase is expected to occur across two closings, referred to as the “First Closing” and the “Second Closing” (each, a “Closing”). At the First Closing, the Company will repurchase at least 50% of the Sold Equity (the “First Closing Sold Equity”) on the earlier of (i) December 4, 2025 (the “Initial Outside Date”) and (ii) the third business day following the satisfaction or waiver of conditions precedent set forth in the Amended and Restated Repurchase Agreement. At the Second Closing, the Company will repurchase the remaining Sold Equity not repurchased at the First Closing (the “Second Closing Sold Equity”) no later than February 27, 2026. Each share of Class A Common Stock and each Class A LLC Unit will be purchased for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights will be purchased for no consideration. However, such price for the Class A Common Stock and Class A LLC Units will, for the Second Closing Sold Equity (and if the First Closing has not occurred on or prior to the Initial Outside Date, for all Sold Equity) increase by a fixed per annum rate equal to 15.00% accruing monthly. Further, if the First Closing does not occur on or prior to the Initial Outside Date, the purchase price will automatically increase by a premium of $10,037,271.20, which amount will be immediately due and payable upon the First Closing (or at the first time any Sold Equity is repurchased under the Amended and Restated Repurchase Agreement). Each Closing is subject to the satisfaction of various conditions, including, among other things: (i) in the case of the First Closing, the receipt of a customary opinion; (ii) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers); (iii) the other party’s compliance in all material respects with its pre-Closing covenants; and (iv) the absence of any law that enjoins, restrains, or otherwise prohibits or makes illegal the consummation of the Repurchase. While it is currently anticipated that the First Closing will occur on or prior to the Initial Outside Date and the Second Closing will occur on or prior to February 27, 2026, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied.
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

Further, the Blackstone Investor may terminate the Amended and Restated Repurchase Agreement if the First Closing has not occurred on or prior to the Initial Outside Date or if the Second Closing has not occurred on or prior to February 27, 2026. In addition, the parties may terminate the Repurchase Agreement (i) by mutual written consent; (ii) if any governmental entity has issued a final and non-appealable order, decree or ruling, or taken any other final and non-appealable action restraining, enjoining, or otherwise prohibiting the Repurchase; or (iii) if the other party has breached its representations or warranties or covenants or agreements in a way that would prevent satisfaction of a closing condition and such breach cannot be cured (if capable of being cured) within 30 days following the receipt of written notice of such breach. In addition, if the First Closing has not occurred on or prior to the Initial Outside Date or if the Second Closing has not occurred on or prior to February 27, 2026, the Blackstone Investor will have the right to transfer its Sold Equity to unaffiliated third parties, in which case the Company would not be able to purchase the Sold Equity sold to such third parties. As a result, the occurrence of the aforementioned items could adversely affect our stock price, business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Amended and Restated Repurchase Agreement
On November 13, 2025, the Company entered into the Amended and Restated Repurchase Agreement, filed as Exhibit 10.1 to this Form 10-Q. Pursuant to the Amended and Restated Repurchase Agreement, the consummation of the Repurchase is expected to occur across the First Closing and the Second Closing. At the First Closing, the Company will repurchase the First Closing Sold Equity on the earlier of (i) the Initial Outside Date and (ii) the third business day following the satisfaction or waiver of conditions precedent set forth in the Amended and Restated Repurchase Agreement. At the Second Closing, the Company will repurchase the Second Closing Sold Equity no later than February 27, 2026. Each share of Class A Common Stock and each Class A LLC Unit will be purchased for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights will be purchased for no consideration, as was contemplated in the Repurchase Agreement. However, such price for the Class A Common Stock and the Class A LLC Units will, for the Second Closing Sold Equity (and if the First Closing has not occurred on or prior to the Initial Outside Date, for all Sold Equity) increase by a fixed per annum rate equal to 15.00% accruing monthly. Further, if the First Closing does not occur on or prior to the Initial Outside Date, the purchase price will automatically increase by a premium of $10,037,271.20, which amount will be immediately due and payable upon the First Closing (or at the first time any Sold Equity is repurchased under the Amended and Restated Repurchase Agreement). Each Closing is subject to customary conditions and the First Closing is subject to the receipt of a customary opinion. The Closings are no longer subject to the condition set forth in the Repurchase Agreement that, without the Company’s prior written consent, the Repurchase may not occur prior to the date that is 105 days after the entry into the Repurchase Agreement.
Like the Repurchase Agreement, the Amended and Restated Repurchase Agreement includes certain interim operating covenants during the pendency of the Amended and Restated Repurchase Agreement. The Amended and Restated Repurchase Agreement also contains certain termination rights for the Company and the Blackstone Investor, including the right of the Blackstone Investor to terminate the Amended and Restated Repurchase Agreement if the First Closing has not occurred on or prior to the Initial Outside Date or if the Second Closing has not occurred on or prior to February 27, 2026. In addition, if the First Closing has not occurred on or prior to the Initial Outside Date or if the Second Closing has not occurred on or prior to February 27, 2026, the Blackstone Investor will have the right to transfer its Sold Equity to unaffiliated third parties, and any Sold Equity so transferred will reduce the amount repurchased by the Company under the Amended and Restated Repurchase Agreement.

Form of Class B Unit Grant Notice and Class B Unit Agreement; Amendment to Amended and Restated Limited Liability Company Agreement of FOA Equity; Grant of Incentive Units
On November 12, 2025, upon the recommendation of the Compensation Committee and pursuant to the Finance of America Companies Inc. 2021 Omnibus Incentive Plan, the Board of Directors of the Company adopted the form of Class B Unit Grant Notice and Class B Unit Agreement attached as Exhibit 10.9 to this Form 10-Q. The “Incentive Units” contemplated by such form are a new class of units of FOA Equity designated as “Class B Units” that automatically convert into Class A LLC Units upon vesting. On November 12, 2025, the Board of Managers of FOA Equity adopted a corresponding amendment to the Amended and Restated Limited Liability Company Agreement of FOA Equity to provide for such Class B Units, attached as Exhibit 10.8 to this Form 10-Q.
The Incentive Units vest upon the occurrence of the consummation of a Change in Control (as defined in the Finance of America Companies Inc. 2021 Omnibus Incentive Plan), subject to the officer’s continued employment on the vesting date (unless the officer was terminated without Cause (as defined in the Finance of America Companies Inc. 2021 Omnibus Incentive Plan) or for a Good Reason (as defined in the form of Class B Unit Grant Notice and Class B Unit Agreement) or is no longer employed due to the officer’s death, disability, or, at the discretion of the Board of Directors of the Company, retirement). Upon vesting, the Incentive Units will convert into a number of Class A LLC Units having a fair market value equal to the excess (if any) of the fair market value of the Company’s Class A Common Stock as of the vesting date over the closing price of the Company’s Class A Common Stock on the date of grant. Upon vesting and converting into Class A LLC Units, each such Class A LLC Unit will be immediately exchangeable for a share of the Company’s Class A Common Stock on a 1:1 basis. The Incentive Units will expire without vesting if a Change in Control is not consummated within five years of the date of grant.
Additionally, on November 12, 2025, upon the recommendation of the Compensation Committee, the Board of Directors granted Incentive Units to certain officers of the Company, in recognition of their leadership and service to the Company. Grants were made to the Company’s named executive officers and chief financial officer in the amounts set forth below pursuant to the Finance of America Companies Inc. 2021 Omnibus Incentive Plan and the form of Class B Unit Grant Notice and Class B Unit Agreement.

Officer	Title	Number of Incentive Units
Graham A. Fleming	Chief Executive Officer	700,000
Kristen N. Sieffert	President	400,000
Matthew A. Engel	Chief Financial Officer	50,000
Jeremy E. Prahm	Chief Investment Officer	700,000
Trading Plans
During the quarter ended September 30, 2025, none of our directors or Section 16 officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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
10.1
Amended and Restated Repurchase Agreement, dated November 13, 2025, by and among Finance of America Companies Inc., Finance of America Equity Capital LLC, Blackstone Tactical Opportunities Associates – NQ L.L.C., BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership - NQ ESC L.P., and BTO Urban Holdings II L.P.
					X
10.2	Form of Convertible Note Purchase Agreement.	8-K	10.2	8/5/2025
10.3	Consent Support Agreement, dated as of August 4, 2025, by and among Finance of America Funding LLC, Finance of America Equity Capital LLC, Finance of America Holdings LLC, Incenter LLC, Finance of America Mortgage LLC, Finance of America Reverse LLC, and MM Risk Retention LLC, and certain consenting noteholders.	8-K	10.3	8/5/2025
10.4	First Amendment to Pledge and Security Agreement, dated as of August 4, 2025, by and among Finance of America Funding LLC, U.S. Bank Trust Company, National Association, as collateral trustee, and the other grantors party thereto (with conformed Pledge and Security Agreement annexed thereto).	8-K	10.4	8/5/2025
10.5	First Supplemental Indenture, dated as of October 21, 2025, among Finance of America Funding LLC, Finance of America Equity Capital LLC, the other guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral trustee, relating to Finance of America Funding LLC’s 7.875% Senior Secured Notes due 2026.	8-K	4.1	10/21/2025
10.6	First Supplemental Indenture, dated as of October 21, 2025, among Finance of America Funding LLC, Finance of America Equity Capital LLC, the other guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral trustee, relating to Finance of America Funding LLC’s 10.000% Exchangeable Senior Secured Notes due 2029.	8-K	4.2	10/21/2025

10.7†	Form of Option Grant Notice and Option Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (Class A Common Stock).	X
10.8	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Finance of America Equity Capital LLC, dated as of November 12, 2025.	X
10.9†	Form of Class B Unit Grant Notice and Class B Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (included as Schedule I to Exhibit 10.8).	X
31.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X
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

Finance of America Companies Inc.
Date:	November 13, 2025	By:	/s/ Matthew A. Engel
Matthew A. Engel
Chief Financial Officer
(Principal Financial Officer)