Form 10-K
period 2025-12-31
Finance of America Companies Inc.
filed 2026-03-13
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last closing price of the shares of the registrant’s Class A Common Stock on The New York Stock Exchange, was $143.3 million.

As of March 11, 2026, 8,551,931 shares of the registrant’s Class A Common Stock, par value $0.0001, and 12 shares of the registrant’s Class B Common Stock, par value $0.0001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, are incorporated herein by reference in Part III.

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

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

Forward-Looking Statements

This Annual Report on Form 10-K for the year-ended December 31, 2025 (the “Form 10-K”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the United States of America (the “U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “budgets,” “forecasts,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including, among others, those described under “—Summary of Risk Factors,” “Part I—Item 1A. Risk Factors,” and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the Form 10-K. All of these factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. For further information on these and other risk factors affecting us, as such factors may be amended and updated from time to time in the Company’s subsequent periodic filings with the Securities and Exchange Commission (the “SEC”), please visit the SEC’s website at www.sec.gov. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of the Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

Summary of Risk Factors

A summary of the principal factors that create risk in investing in our securities and might cause actual results to differ from projections made in forward-looking statements is set forth below. In addition to the other information in the Form 10-K, the following risk factors should be considered carefully in evaluating the Company and our business:

•our ability to (1) expand our customer base and acquire and originate loans efficiently while maintaining loan origination quality, (2) finance our loan portfolio, and (3) profitably securitize or otherwise monetize our loan portfolio, all of which will in turn depend upon our ability to manage the unique challenges presented by operating as a business focused on providing home equity-based financing solutions for a modern retirement;
•our ability to realize the anticipated benefits of the efforts we have undertaken to enhance our marketing and digital capabilities, capitalize on strategic partnerships, and generally, to operate our business profitably;
•our ability to respond to significant changes in prevailing interest rates and to maintain profitable business operations;

•our geographic market concentration if the economic conditions in our current markets should decline or if our current markets are impacted by natural disasters;
•our ability to achieve anticipated returns from our capital investments in technology;
•our ability to incorporate artificial intelligence (“AI”) technologies into our processes while managing the business, compliance, and reputational risks presented by such technologies;
•our use of the fair value option to account for the majority of our assets and liabilities, which is based on financial models that use market inputs and model assumptions, may require us to write down the value of our assets or write up the value of our liabilities if the market inputs and model assumptions change;
•our ability to prevent cyber intrusions and mitigate cyber risks;
•our Company may be adversely affected by the condition of the U.S. residential mortgage market and other economic, political, business, and/or competitive factors in our business markets and worldwide financial markets, including a sustained period of higher interest rates;
•our ability to detect and prevent fraudulent activity by loan applicants and other participants in the loan origination process;
•our ability to manage changes in our licensing status, business relationships, or servicing guidelines with the Government National Mortgage Association (“Ginnie Mae”), the United States Department of Housing and Urban Development (“HUD”), or other governmental entities;
•our ability to mitigate risks related to our Subservicers and to successfully enhance our internal servicing capabilities;
•our ability to obtain sufficient capital and liquidity to meet the financing and operational requirements of our business and our ability to comply with our debt agreements, including warehouse lending facilities, and pay down our substantial debt;
•our ability to repay or refinance our debt on reasonable terms as it becomes due;
•our ability to manage disruptions in the secondary home loan market, including the mortgage-backed securities (“MBS”) market;
•our ability to finance and recover costs of our reverse mortgage servicing operations;
•our ability to maintain compliance with the extensive regulations we are subject to, including consumer protection laws applicable to mortgage lenders, which may be highly complex;
•our ability to compete with national banks, which are not subject to state licensing and operational requirements;
•our ability to manage various legal proceedings, federal or state governmental examinations, and enforcement investigations we are subject to from time to time, the results of which are difficult to predict or estimate;
•our holding company status and dependency on distributions from FOA Equity;
•the market price of our securities may fluctuate or decline and our common stock trading history has been characterized by low trading volume, which may result in an inability to sell your shares at a desired price, if at all; and
•the potential for dilution due to future issuances of additional securities.

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

FOA was incorporated in Delaware on October 9, 2020 and became a publicly-traded company on the New York Stock Exchange (the “NYSE”) in April 2021, with trading beginning on April 5, 2021. On August 15, 2025, FOA’s Class A Common Stock also began trading on NYSE Texas, Inc. (“NYSE Texas”). FOA continues to maintain its primary listing on the NYSE and trades under the same “FOA” ticker symbol on both exchanges.

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

We are a leading provider of home equity-based financing solutions for a modern retirement, offering innovative financing tools to help homeowners aged 55 and over make the most of their housing wealth and achieve a more secure retirement. We are principally focused on offering reverse mortgage loan products and certain traditional home equity loan products throughout the U.S. We believe the U.S. home equity-based lending market opportunity is strong and that home equity-based financing solutions are a key component in addressing an existing underserved market of seniors in the U.S. Based on U.S. census data, from 2024 through 2026, 11,400 people per day in the U.S. have turned or will turn 65 years old. While the number of Americans at retirement age is increasing, Americans are often not financially prepared for retirement, with the aggregate retirement savings shortfall estimated to be $4 trillion, according to a recent estimate from Athene. Further, according to data recently published by Vanguard, roughly 60% of Americans are not on track to meet their retirement spending needs. Based on quarterly estimates published by the National Reverse Mortgage Lenders Association in conjunction with RiskSpan, Inc., homeowners aged 62 and over have $14.66 trillion in home equity as of the third quarter of 2025. This is further supported by data from Statista, which states that over 79% of Americans aged 65 and over own their home. While a reverse mortgage loan represents a practical solution for a significant portion of the senior population, only 2% of the population aged 62 and over utilizes a reverse mortgage loan according to a report published by Reverse Mortgage Insight from June 2022. We believe that we can meaningfully increase penetration of this addressable market because our offerings are specifically designed to unlock home equity for homeowners aged 55 and over.

Our strategy and long-term growth initiatives are built upon a few key fundamental factors:

•We are focused on growing our core retirement solutions business in order to capitalize on the market opportunity described above. We believe we can continue to enhance, expand, and more effectively dispatch our innovative suite of home equity-based financing solutions to help senior homeowners achieve their retirement goals.
•We distribute our products through multiple channels and utilize flexible technology platforms in order to scale our business and manage costs efficiently.
•We connect borrowers with investors. Our consumer-facing business leaders interface directly with the investor-facing professionals in our Portfolio Management segment, facilitating the development of attractive lending solutions for our customers with the confidence that the loans we generate can be efficiently and profitably monetized through sale or securitization to a deep pool of investors, which minimizes capital at risk, with the Company often retaining a future performance-based participation interest in the underlying cash flows of our monetized loans.

Through FAR, the Company originates, acquires, and services (in partnership with third-party subservicers) home equity conversion mortgage (“HECM”) loans, which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, and non-agency reverse mortgage loans, which are not insured by the FHA. We have launched several non-agency reverse mortgage loan products to serve the U.S. senior population. At the same time, we continuously look to develop and launch new products to satisfy this vast and largely underserved market. For example, we previously launched a non-agency second lien reverse mortgage loan product, second in priority behind the first lien of an existing traditional mortgage loan or home equity line of credit collateralized by the same mortgaged property. This second lien product has enabled us to serve borrowers who already have and desire to maintain a low-rate primary mortgage but want the convenience of a flexible second lien loan with no required monthly principal and interest payments. We anticipate pursuing partnerships with mortgage servicers in the future to make our second lien reverse mortgage loan product available to their eligible traditional mortgage customers with a streamlined approval process, which we expect to broaden the reach of, and raise originations volumes for, the second lien product. Additionally, in October 2025 we announced that we will begin to originate certain traditional home equity loan products. This marks the first time that we will originate traditional home equity loans and enables us to serve potential borrowers who need higher loan-to-value solutions than those provided by our suite of reverse mortgage loan products. Further, in December 2025, we announced a strategic partnership with funds managed by Blue Owl Capital, Inc. (“Blue Owl”), which includes a joint innovation and product-development initiative focused on the continuous rollout of new, differentiated financial products tailored for people looking to maximize freedom, security, and opportunity throughout their retirement. These efforts exemplify our commitment to meet and serve new kinds of borrowers. We are a leader in this market and we are focused on developing and offering products for borrowers with interest in using home equity-based financing solutions as retirement planning tools, which we believe will continue to increase our addressable customer base and ultimately raise our origination volumes.

We originate reverse mortgage loans through a retail channel (consisting primarily of a centralized retail platform) and a third-party originator (“TPO”) channel (consisting primarily of a network of mortgage brokers). In 2026, we have also begun originating traditional home equity loans initially through an AI platform provided by the Better Home & Finance Holding Company (“Better”). In 2025, we continued to take steps to enhance our marketing and digital capabilities. In the first quarter of 2025, we completed the migration of our telephony platform, and we continued to enhance its performance throughout the year. In the second quarter of 2025, we launched and transitioned to our new brand platform, “A Better Way with FOA,” alongside the launch of a national advertising campaign, which integrates a mix of traditional and online mediums. This represents a shift in marketing strategy designed to enhance brand visibility and connect with a new generation of customers through modernized messaging that reflects the real-life goals and aspirations of today’s senior homeowners. We have also continued to enhance our digital capabilities by leveraging automated digital tools to improve efficiency and the overall ease of transacting. For example, in June 2025, we launched a digital pre-qualification tool for certain products that can deliver a three-minute pre-qualification experience, setting a new benchmark for speed and customer engagement in the industry. In the fourth quarter of 2025, we launched “Joy,” our AI-powered customer ambassador chatbot, to provide consumer support over the telephone. We are working to expand Joy’s capabilities, including to enable Joy to provide consumer support via the exchange of online instant messages, and have also been working on SMS engagement tools for sales teams. Additionally, in 2025 we engaged in efforts to refine the systems used by our mortgage broker partners to improve the efficiency and ease of originations via our TPO channel. We believe that these efforts will (i) increase brand and product recognition among customers and mortgage brokers, (ii) improve overall customer experience, and (iii) ultimately raise our origination volumes.

We are engaging in strategic partnerships in an effort to expand the reach of our products. In October 2025 we announced a strategic partnership with Better, pursuant to which we will originate traditional home equity loans through Better’s AI platform and serve as Better’s reverse mortgage origination partner, including both HECM loans and non-agency reverse mortgage loans. Better will initially leverage traditional platforms to offer these products, however our goal for this collaboration is to allow us to integrate our reverse mortgage products into a unified digital experience. Additionally, in November 2025 we announced that FAR and PHH Mortgage Corporation (“PHH”), a subsidiary of Onity Group Inc., entered into an agreement pursuant to which FAR will acquire PHH’s HECM loan servicing portfolio and certain other reverse mortgage assets. In connection with the transaction, FAR will also acquire PHH’s pipeline of reverse mortgage loans, bring select members of PHH’s experienced origination team onto FAR’s platform, and enter into a subservicing arrangement with PHH. Following the transaction, we will engage with PHH to make our non-agency second lien reverse mortgage loan product available to PHH’s eligible traditional mortgage customers with a streamlined approval process. We anticipate pursuing partnerships with additional mortgage servicers in the future to make our non-agency second lien reverse mortgage loan product available to their eligible traditional mortgage customers with a streamlined approval process. We believe that these efforts will significantly broaden the reach of our products and ultimately raise our origination volumes.

Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM loans into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which Ginnie Mae guarantees, and sell HMBS in the secondary market while retaining the rights to service the HECM loans. When HECM loans are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM loans previously securitized into HMBS, we convey the HECM loans to HUD or liquidate them in accordance with program requirements, securitize them into privately placed MBS, or hold them for investment. In November 2024, Ginnie Mae announced the finalized term sheet for its HMBS 2.0 program. If implemented, the HMBS 2.0 program will enable us to securitize into HMBS additional HECM loans that are required to be bought out of pools of HECM loans securitized pursuant to Ginnie Mae’s existing HMBS program or otherwise not eligible for securitization pursuant to Ginnie Mae’s existing HMBS program (subject to expanded eligibility parameters applicable to the HMBS 2.0 program), increasing the HECM loans that we are able to securitize into HMBS. We either securitize non-agency reverse mortgage loans into MBS sold to investors or sell them as whole loans to investors, while retaining the right to service the loans. We may also decide to strategically hold certain non-agency reverse mortgage loans for investment. We expect to sell traditional home equity loans as whole loans to investors on a servicing released basis. Additionally, our strategic partnership with funds affiliated with Blue Owl includes a commitment from Blue Owl to purchase up to $2.5 billion in reverse mortgage loans and other mutually acceptable loan products originated or acquired by FAR. The capabilities provided by the Portfolio Management segment allowed us to complete several sales and issuances of MBS backed by our loan products in 2025, including a nearly $2 billion securitization of non-agency reverse mortgage loans in September 2025, the largest in Company history. This demonstrates the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.

Our lending model is supported by a robust funding structure financed by an established and diversified mix of capital partners. We maintain and monitor our liquidity in order to fund our loan origination business, manage day-to-day operations, and protect against unforeseeable market events. In 2025, our Company entered into two new warehouse lending facilities. As of December 31, 2025, we had $1.7 billion of committed or uncommitted loan funding capacity, comprised of 15 lending facilities with 11 different counterparties. We also strategically access the capital markets from time to time to raise additional capital. On August 4, 2025 we issued an aggregate of $40.0 million of a new series of unsecured convertible promissory notes (the “Convertible Notes”). Further, on December 15, 2025, as part of our strategic partnership with funds affiliated with Blue Owl, we issued and sold 50,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a price of $1,000 per share for an aggregate purchase price of $50.0 million. As of December 31, 2025, we had $0.6 billion of liquidity sources available to fund operations, comprised of (i) $89.5 million of cash and cash equivalents and (ii) $0.5 billion of undrawn warehouse facilities and other lines of credit.

We are also undertaking initiatives to enhance our internal servicing capabilities. Certain of these initiatives are focused on providing additional oversight with respect to more complicated servicing processes, which may enable us to identify and resolve potential servicing issues more quickly. Other initiatives are designed to facilitate the more efficient resolution of loans at maturity while ensuring that we don’t ultimately incur losses on an applicable loan. These efforts include creating additional direct touchpoints with our borrowers or their heirs for the period between loan maturity and final resolution, particularly with respect to our non-agency reverse mortgage products, and developing the capability to complete more routine processes in-house. These initiatives are intended to improve customer experience, reduce resolution timelines, mitigate potential losses, and lower overall servicing-related expenses.

We believe that our culture plays a significant role in producing superior outcomes for both our customers and our business. We have fostered a fully unified culture driven by a core set of values adopted across our organization in furtherance of Finance of America’s purpose to help homeowners unlock the joy that comes from realizing the full potential of their retirement.

We believe our involvement in the loan process throughout its life cycle coupled with our commitment to our purpose gives us the ability to deliver a value proposition unmatched in the industry.

Our Segments

Our business operates through two reportable segments: Retirement Solutions and Portfolio Management. A description of the business conducted by each of these segments is provided below.

Retirement Solutions

Our Retirement Solutions segment conducts all of our Company’s loan origination activity, including the origination and acquisition of HECM loans and non-agency reverse mortgage loans through both the retail and TPO channels. The Retirement Solutions segment generates revenue from fees earned at the time of loan origination as well as from the initial estimate of net origination gains, with all originated loans accounted for at fair value. Once originated, the loans are transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in the revenues of our Portfolio Management segment until final disposition.

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

Competition

We compete with businesses such as wholesale and retail reverse mortgage and traditional home equity loan origination businesses, including bank and non-bank financial services companies focused on originating reverse mortgages and traditional home equity loan products. In reverse mortgage originations, we are and have been a market leader since certain banks exited the space approximately 15 years ago.

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

Intellectual Property

We use a combination of proprietary and third-party intellectual property, all of which we believe maintain and enhance our competitive position and protect our products. Such intellectual property includes owned or licensed trademarks, trademark applications, and domain names. As we continue to expand our product offerings and enhance our digital capabilities, we expect to increase the amount of intellectual property that we use and rely upon to operate our business. The digital capabilities that we continue to build and enhance will in particular be reliant upon a combination of new proprietary and third-party intellectual property. We enter into confidentiality and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors, and business partners, and we strictly control access to and distribution of our intellectual property.

Cyclicality and Seasonality

The volume of home-equity based loan originations is affected by consumer demand for home-equity based loans and the market for buying, selling, financing, and/or refinancing residential real estate, which in turn, is affected by the national economy, regional trends, property valuations, interest rates, socio-economic trends, and by state and federal regulations and programs which may encourage/accelerate or discourage/slow-down certain real estate trends. Our business is generally subject to seasonal trends with activity generally decreasing during the winter months. Our lowest revenue and net income levels during the year have historically been in the first quarter, but this is not indicative of future results.

Employees and Human Capital Resources

As of December 31, 2025, we had 784 U.S.-based employees. Of these, there were 782 full-time and two part-time employees. As of December 31, 2025, we also employed 48 contractors in the U.S. and 93 contractors in the Philippines. None of our employees are represented by a labor union, and we consider our employee relations to be good. Our long-term success as an organization depends upon our ability to maintain and develop our human capital.

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

Employee Training and Development

We have implemented internal training sessions, development workshops, and messaging to align around and emphasize our core values. These programs explore in detail what each of our core values entails, why it is important, and how employees can take actions to embrace each of our core values in their performance of their roles on a daily basis.

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

We also require our entire workforce to complete discrimination and harassment prevention training courses on an annual basis to ensure they understand what constitutes unlawful sexual harassment and discrimination, employees’ rights, and available forums for adjudicating complaints. We send quarterly reminders to employees about the Company’s anonymous hotline and encourage employees to utilize the hotline to report complaints and concerns.

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
•federal disclosure requirements including those under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to our publicly-traded Class A Common Stock and our MBS, as applicable;
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
•restrictions imposed by the rules promulgated by the Office of Foreign Assets Control; and

•restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and current or future rules promulgated thereunder, including, but not limited to, limitations on fees charged by mortgage lenders, mortgage broker disclosures, and rules promulgated by the Consumer Financial Protection Bureau (the “CFPB”), which was created pursuant to Title X of the Dodd-Frank Act, also known as the Consumer Financial Protection Act of 2010 (the “CFPA”).

Consumer Financial Protection Bureau

The CFPB directly impacts the regulation of mortgage loan originations and servicing in a number of ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA. Second, the CFPB has supervision, examination, and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB also has authority, under the Dodd-Frank Act and specifically the CFPA, to prevent unfair, deceptive, or abusive acts and practices in connection with the offering of consumer financial products. The CFPB’s jurisdiction includes those persons originating, brokering, or servicing reverse mortgage loans and traditional home equity loan products and those persons performing foreclosure relief services in connection with such loans.

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

In order to comply with the 40% test, the securities issued by any wholly-owned or majority owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities (exclusive of U.S. federal government securities and cash items) we may own, may not have a value in excess of 40% of the value of our total assets (exclusive of U.S. federal government securities and cash items) on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with the 40% test. In addition, we believe that we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Rather, we will be primarily engaged in the non-investment company businesses of our subsidiaries (i.e. originating and acquiring mortgage loans and mortgage-related assets).

There can be no assurance that the laws and regulations governing our Investment Company Act status will not change in a manner that adversely affects our operations. We cannot assure you that the SEC or its staff will not take action that results in our or one or more of our subsidiaries’ failure to maintain an exclusion or exemption from the Investment Company Act. See “Risk Factors—Risks Related to Laws and Regulations—Conducting our business in a manner so that we are exempt from registration under, and in compliance with, the Investment Company Act, may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.”

Ongoing Regulatory Oversight

We expect to continue to incur ongoing operational and system costs in order to maintain compliance with these laws and regulations. Furthermore, there may be additional federal or state laws that place additional obligations on originators and servicers of residential loans.

Because we are not a depository institution, we generally do not benefit from federal preemption of state mortgage lending, loan servicing, or debt collection licensing and regulatory requirements (though we do benefit from federal interest-rate preemption for certain first-lien, dwelling-secured loans under the Depository Institutions Deregulation and Monetary Control Act). Accordingly, we must comply with state laws and licensing requirements in all of the states in which we conduct business. We are licensed as a loan originator in all 50 states and the District of Columbia and also are licensed as a loan servicer in a number of states and jurisdictions in which such licenses are required. We are also subject to an extensive framework of state laws in the jurisdictions in which we do business, and to periodic audits and examinations conducted by the state regulators to ensure compliance with those laws. From time to time, we receive requests from state and other agencies for records, documents, and information regarding our policies, procedures, and practices regarding our mortgage origination and long-term investing business activities, and expect to continue to receive such requests related to certain business we are no longer conducting. We incur significant ongoing costs to comply with these governmental regulations. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. Failure to comply with state regulations can result in monetary penalties and license revocation. Some states have special rules that govern mortgage loan servicing practices, such as California’s Homeowner’s Bill of Rights. Failure to comply with these rules can result in delays or rescission of foreclosure and subject the servicer to penalties and damages.

Additional Information

To learn more about Finance of America Companies Inc., please visit our investor-oriented website at www.financeofamericacompanies.com and our consumer-oriented website at www.financeofamerica.com. From time to time, we use our investor-oriented website as a channel of distribution of material Company information. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge under the Investor Relations section of our investor-oriented website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the SEC. Our reports, proxy and information statements, and other information filed electronically with the SEC can also be accessed at www.sec.gov.

Our investor-oriented website also provides access to reports filed by our directors, executive officers, and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters for the standing committees of our Board of Directors are available on our investor-oriented website. Any information on our websites is not incorporated by reference into the Form 10-K.

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

Risks Related to the Business of the Company

The Company’s success will depend upon its ability to (1) expand its customer base and acquire and originate loans efficiently while maintaining loan origination quality, (2) finance its loan portfolio, and (3) profitably securitize or otherwise monetize its loan portfolio, all of which will in turn depend upon its ability to manage the unique challenges presented by operating as a business focused on providing home equity-based financing solutions for a modern retirement.

The Company is principally focused on acquiring, originating, and servicing two types of reverse mortgage loans: FHA-insured HECM loans and non-agency reverse mortgage loans, along with certain traditional home equity loan products. Generally, the Company securitizes HECM loans into HMBS guaranteed by Ginnie Mae and sells HMBS in the secondary market while retaining the rights to service the HECM loans. When HECM loans are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM loans previously securitized into HMBS, the Company securitizes them into privately placed MBS or holds them for investment. The Company either securitizes non-agency reverse mortgage loans into MBS sold to investors or sells them as whole loans to investors. The Company may also decide to strategically hold certain non-agency reverse mortgage loans for investment. The Company expects to sell traditional home equity loans as whole loans to investors on a servicing released basis. It follows that the Company’s success is driven by the Company’s ability to (1) expand its customer base and acquire and originate loans efficiently while maintaining loan origination quality, (2) finance its loan portfolio, and (3) profitably securitize or otherwise monetize its loan portfolio. In order to do so, the Company will need to be able to manage the challenges presented by operating as a business focused on providing home equity-based financing solutions for a modern retirement.

The Company’s ability to expand its customer base and acquire and originate loans efficiently depends in part upon its ability to develop and offer innovative products to satisfy the needs of the vast and largely underserved U.S. senior population. This will depend upon the Company’s ability to successfully identify the needs of the U.S. senior population and develop attractive products that successfully address those needs. This will also depend upon the Company’s ability to identify and enter into partnerships that enable the Company to develop or otherwise offer additional products to address the needs of the U.S. senior population. Further, before offering a new non-agency product in a state, the Company is required to obtain regulatory approvals required in such state. Currently certain of the Company’s non-agency products are only available in a limited number of states due to the time necessary to obtain regulatory approvals. In certain states, there may be statutory impediments to being able to offer certain products. If the Company experiences delays in obtaining regulatory approvals for non-agency products or is not able to obtain regulatory approvals in certain states, particularly larger states or states with a larger proportional share of seniors, then the Company’s origination volumes for non-agency products, and ultimately its profitability, may be adversely impacted.

The Company’s ability to expand its customer base and to acquire and originate loans efficiently also depends in part upon its ability to communicate its product offerings to the U.S. senior population and mortgage broker partners and its ability to engage and transact with interested customers and mortgage broker partners. The Company will need to continue to successfully develop and implement sales and marketing strategies to communicate the “Finance of America” brand and available offerings. The Company will also need to further develop and leverage digital tools to engage with customers and mortgage broker partners in a modern and user friendly way that improves efficiency and the overall ease of transacting. See “—We may fail to realize the anticipated benefits of the efforts we have undertaken to enhance our marketing and digital capabilities.” This will also depend upon the Company’s ability to identify and enter into partnerships that expand the reach of the Company’s product offerings. See “—We may fail to capitalize on strategic partnerships and our strategic partnerships present additional risks to us.”

As a business principally focused on the home equity-based lending market, the Company will need to be able to successfully manage its liquidity and securitize or otherwise monetize its originated loans profitably. Reverse mortgage loan origination is a “cash-light” business because reverse mortgage borrowers are generally not required to make principal and interest payments until loan maturity, while traditional home equity loan product borrowers are in some cases only required to make interest (but not principal) payments for an initial period. Therefore, there are limited interim cash flows paid to the originator prior to the loans being monetized via a securitization or whole-loan sale. In order to maintain sufficient liquidity to continue to originate new loans and operate our business, the Company relies on the availability of warehouse financings as well as an active secondary market for its loans. Should the Company not be able to maintain sufficient access to warehouse financings or not be able to sell its loans, or MBS backed by its loans, into the secondary market, it could have a material adverse effect on our liquidity, financial condition, performance, and business. See “—Risks Related to Our Lending Business—If we are unable to obtain sufficient capital to meet the financing requirements of our business, or if we fail to comply with our debt agreements, our business, financing activities, financial condition, and results of operations will be adversely affected.” Additionally, in circumstances where the unpaid principal balance (“UPB”) of a HECM loan securitized into HMBS issued pursuant to Ginnie Mae’s existing HMBS program reaches 98% of the maximum claim amount (which is the maximum FHA insurance amount available for a HECM loan), the Company is required under Ginnie Mae guidelines to repurchase such HECM loan from the securitization, which requires the Company to maintain additional liquidity or access to capital (in the form of financing capacity or otherwise). The volume of HECM loans that the Company is required to repurchase is expected to increase following the closing of the Company’s acquisition of PHH’s HECM loan servicing portfolio. The Company may also be required to satisfy repurchase demands pursuant to its non-agency loan securitizations and purchase and sale agreements with investors from time to time. If the Company is required to satisfy significant repurchase requirements in excess of its anticipated forecasts, the Company may not have sufficient liquidity or access to capital available to satisfy such demands, which would have a material adverse effect on our business, financial condition, and results of operations. The Company will also need to manage its liquidity and maintain sufficient access to capital to enable the Company to service its existing indebtedness, including to pay amounts due in 2026 with respect to certain debt facilities, and to make dividend payments to the holders of its Series A Preferred Stock. See “—Risks Related to Our Indebtedness—Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, or our ability to pay our debts, and could divert our cash flow from operations to debt payments,” “—Risks Related to Our Indebtedness —We are required to repay certain debt facilities in whole or in part in 2026 and such payments will require access to capital, which may not be available from cash flows resulting from our subsidiaries’ operations or from third-party sources on favorable terms, or at all, at the time of repayment, especially in light of current market conditions, which could adversely affect our financial position,” and “—Risks Related to Ownership of our Class A Common Stock—The terms of the Company’s Series A Preferred Stock may materially adversely affect the value and rights of the Company’s Class A Common Stock.”

We may fail to realize the anticipated benefits of the efforts we have undertaken to enhance our marketing and digital capabilities.

The Company continues to take steps to enhance its marketing and digital capabilities. In the first quarter of 2025, we completed the migration of our telephony platform, and we continued to enhance its performance throughout the year. In the second quarter of 2025, the Company launched and transitioned to its new brand platform, “A Better Way with FOA,” alongside the launch of a national advertising campaign, which integrates a mix of traditional and online mediums. In June 2025, the Company launched a digital pre-qualification tool for certain products that can deliver a three-minute pre-qualification experience. In the fourth quarter of 2025, the Company launched “Joy,” an AI-powered customer ambassador chatbot, to provide consumer support over the telephone. The Company is working to expand Joy’s capabilities, including to enable Joy to provide consumer support via the exchange of online instant messages, and has also been working on SMS engagement tools for sales teams. Additionally, in 2025 the Company engaged in efforts to refine the systems used by its mortgage broker partners to improve the efficiency and ease of originations via the TPO channel. The Company anticipates that these efforts to enhance its marketing and digital capabilities will result in certain benefits, including (i) increasing brand and product recognition among customers and mortgage brokers, (ii) improving overall customer experience, and (iii) ultimately raising the Company’s origination volumes. However, the Company may fail to realize the anticipated benefits of these efforts for a variety of reasons, including the following:

•failure to effectively coordinate sales and marketing efforts to communicate the “Finance of America” brand and available offerings to potential customers and the market generally;
•failure to develop and expand reverse mortgage and other product customers, particularly as consumers continue to spend more of their time online and become more technologically savvy;
•failure to connect with potential customers over the telephone due to increasingly aggressive call screening technologies being implemented by telephony providers and telephone manufacturers;
•failure to reach potential customers with marketing initiatives such as online advertising, website presentation, social media campaigns, television commercials, and/or direct mail;
•failure to efficiently allocate marketing resources, including balancing spend for real-time impressions with efforts to provide continuing consumer education in order to develop customer relationships;
•failure to identify opportunities for technology and system improvements;
•failure to successfully develop and/or implement innovative technologies and technological and system improvements in a cost-efficient and time-efficient manner;
•failure to effectively utilize enhanced technological and system capabilities;
•failure to adequately monitor, test, supervise, and maintain newly integrated technologies;
•failure of AI-powered borrower engagement tools to accurately understand, interpret, or appropriately respond to borrower inquiries;

•failure to maintain an appropriate balance between automated and human-assisted customer interactions, which could adversely affect borrower trust, relationship development, and customer retention; and
•failure to mitigate expanded risks that may be presented by new technologies.

See “—Our capital investments in technology may not achieve anticipated returns” and “—We are incorporating AI technologies into our processes. These technologies may present business, compliance, and reputational risks.”

We may fail to capitalize on strategic partnerships and our strategic partnerships present additional risks to us.

The Company is pursuing strategic partnerships to enhance and expand the reach of its product offerings. In October 2025, the Company announced a strategic partnership with Better, which includes the Company offering certain traditional home equity loan products through Better’s AI platform and serving as Better’s reverse mortgage origination partner, with the goal of ultimately allowing the Company to integrate its reverse mortgage products into a unified digital experience. In November 2025, the Company announced an agreement between FAR and PHH for FAR to acquire PHH’s HECM loan servicing portfolio, pipeline of reverse mortgage loans, and certain other reverse mortgage assets and bring select members of PHH’s experienced origination team onto FAR’s platform. Following the transaction, the Company will engage with PHH to make its non-agency second lien reverse mortgage loan product available to PHH’s eligible traditional mortgage customers. The Company anticipates pursuing partnerships with additional mortgage servicers in the future to make its non-agency second lien reverse mortgage loan product available to their eligible traditional mortgage customers. In December 2025, the Company announced a strategic partnership with funds managed by Blue Owl, which includes a joint innovation and product-development initiative focused on the continuous rollout of new, differentiated financial products tailored for people looking to maximize freedom, security, and opportunity throughout their retirement. The Company anticipates that strategic partnerships of this nature will enable the Company to offer new and attractive products to better serve its customer base, more effectively communicate its product offerings within the addressable market of U.S. seniors, significantly broaden the reach of the Company’s products, and ultimately raise the Company’s origination volumes. However, the Company may fail to realize the anticipated benefits of these efforts for a variety of reasons, including the following:

•failure to identify and accurately assess the opportunities and risks presented by potential partners to determine which potential partnerships to pursue;
•failure to efficiently negotiate the terms of and ultimately enter into agreements with new partners;
•failure to successfully coordinate and manage relationships with partners to effect initial development and launch of products and strategies and ensure continued effectiveness of such products and strategies;
•failure to utilize resources and capitalize on opportunities that become available due to new partnerships;
•failure to integrate and successfully offer new products that the Company does not have prior experience offering, such as traditional home equity loan products; and
•failure to effectively communicate available offerings to and engage with potential customers introduced via new partnerships.

Further, strategic partnerships present additional counterparty risk to us. A partner may experience financial distress, strategic changes, or other adverse developments that could limit their ability or willingness to perform under our agreements, reduce the anticipated benefits of such partnerships, or require us to incur additional costs to replace or restructure such arrangements. Further, a partner may engage in conduct, either in connection with our partnership or separate from our partnership, that is inconsistent with applicable law, our policies, or generally accepted standards for customer treatment. Such conduct could result in regulatory scrutiny, litigation, customer complaints, or reputational harm to us, even if we are not directly responsible for such conduct. In addition, our partners may experience data security incidents, system intrusions, or unauthorized access to sensitive customer information, which could expose us to legal, regulatory, financial, and reputational risks. See “—A security breach or a cyber-attack could adversely affect our results of operations and financial condition.”

While we generated net profits in 2025 and 2024, we have a recent history of net losses and we may not maintain profitability in the future due to the risks and uncertainties associated with operating as a business focused on providing home equity-based financing solutions for a modern retirement.

We generated net profits of $103.0 million and $35.7 million for the years ended December 31, 2025 and 2024, respectively. However, we generated net losses in each of the three preceding years and our accumulated deficit was $653.7 million as of December 31, 2025.

Our ability to maintain profitability will depend on our future expenses and our ability to generate revenue, which are difficult to predict due to the risks and uncertainties associated with operating as a business focused on providing home equity-based financing solutions for a modern retirement, as outlined herein. Operating our business may be more costly than we anticipate and may not result in the revenue growth that we expect. If we incur losses again in the future, such future losses will have an adverse effect on our stockholders’ equity and liquidity. If we are unable to sustain profitability, the market price of our Class A Common Stock may significantly decrease and our ability to raise capital, expand our business, or continue our operations may be impaired.

Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates due to U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our operations, financial performance, and earnings.

Our operations, financial performance, and earnings are significantly impacted by prevailing interest rates, which are in turn affected by U.S. monetary policies and macroeconomic conditions such as inflation fluctuations, recessions, consumer confidence, and demand. Inflation rates increased significantly during the course of 2022 and remained relatively high compared to historical averages in 2023 and, to a lesser extent, 2024, though inflation rates in the second half of 2024 and in 2025 were lower relative to those experienced in prior recent periods. In response to these high inflation rates, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) increased interest rates eleven times over the course of 2022 and 2023, which negatively impacted the demand for mortgage financing, our loan production volume, and our overall revenues. The Federal Reserve did subsequently decrease interest rates three times during the final four months of 2024 and an additional three times during the final four months of 2025, but there can be no assurance as to whether there will be additional interest rate reductions in 2026, particularly in light of recent geopolitical events such as the recently escalating attacks between the U.S. and Iran. Our revenues were $394 million in fiscal year 2024 and $497 million in fiscal year 2025. Our revenues specific to the Retirement Solutions segment were $206 million in fiscal year 2024 and $253 million in fiscal year 2025. Inflation rates may remain relatively high for an extended period of time, which may in turn result in a sustained period of higher interest rates. In addition, interest rates and the liquidity of the MBS (including the HMBS) market may be impacted by the Federal Reserve increasing the federal funds rate, tapering MBS purchases, or selling MBS or by other governmental actions such as President Trump’s January 2026 directive to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation to purchase $200 billion in MBS.

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

As of December 31, 2025, 44% of our reverse mortgage loans (by unpaid principal balance) were secured by properties in the state of California. As a result of this geographic concentration, the size and quality of our loan portfolio, which impacts our ability to collect origination fees, monetize our originated loans, and collect on the loans we hold, are largely dependent on economic conditions in California. Adverse changes in the California economy may be caused by inflation, recession, unemployment, state or local real estate laws and regulations, or other factors beyond our control. Such adverse changes could disproportionately impact the demand for our products and services as compared to other lenders with more geographically diversified operations, impacting the size of our loan portfolio and, accordingly, negatively affecting the results of our operations. Adverse changes in the California economy could also result in decreases in real estate values in California, adversely impacting the value of the properties used as collateral for loans to our borrowers. If the value of such properties decreased, it may in turn make the related loans less attractive to investors and therefore more difficult to monetize. Due to the non-recourse nature of reverse mortgage loans, we may ultimately incur losses on any such reverse mortgage loans that we hold to maturity if the decreased value results in the property being sold for less than the loan balance at maturity, though such risk is mitigated in the case of HECM loans due to our ability to assign HECM loans to HUD or collect proceeds from FHA loss claims. Further, such adverse economic changes may adversely impact the ability of our borrowers to make timely payments in respect of home maintenance costs such as taxes and insurance and otherwise comply with the conditions of their loans, which could result in an increase in defaults and in turn faster maturities and increased risk of losses on such loans.

In addition, properties located in California may be more susceptible to certain natural disasters, such as wildfires, earthquakes, and mudslides. For example, in January 2025 a series of wildfires started in the Los Angeles, California metropolitan area and spread quickly, causing damage to and/or destroying a significant number of properties. We require borrowers to have standard hazard insurance policies in place that generally cover damages caused by fires in an amount not less than one hundred percent (100%) of the insurable value of the mortgaged property, but in no event less than the minimum amount necessary to fully compensate for any damage or loss on a replacement cost basis. However, with respect to mortgaged properties in California, if the related insurer determines there is a heightened risk of property damage due to wildfires, such insurer may elect not to renew the related hazard policies or may charge higher premiums. This may result in an increase in lapsed policies or insufficient coverage and an increase in expenses for our Company as servicer, as we generally force-place hazard insurance, with coverage retroactive to the date of last known coverage to avoid a gap in coverage for any time period. We, in conjunction with our Subservicer, actively monitor hazard claims with respect to properties impacted by natural disasters to ensure customer satisfaction and that properties are restored to pre-damage condition, with flexibility to assist with alternative resolution paths. However, no assurance can be given as to whether the Company will be successful in its servicing strategy and minimizing losses in respect of loans impacted by natural disasters. Further, certain natural disasters are not covered by standard hazard insurance, such as earthquakes. Even for properties located in an earthquake prone area, we and other lenders in the market area may not require earthquake insurance as a condition of making a loan. If there is a major earthquake, fire, mudslide, or other natural disaster, we face the risk that many of our borrowers may experience uninsured property losses and other adverse economic consequences, which could in turn have a material and adverse impact on our business, as further described under “—Our business is subject to the risks of earthquakes, fires, floods, and other natural catastrophic events, which may increase in frequency or severity as a result of global climate change, and to interruption by man-made issues such as strikes, wars, and civil unrest.”

Our capital investments in technology may not achieve anticipated returns.

Our business is becoming increasingly reliant on technology investments and the returns on these investments are not always predictable. We are currently making, and will continue to make, significant technology investments to support our service offerings and to implement improvements to our customer-facing and mortgage broker-facing technology and information processes in order to more efficiently operate our business, improve the experience of our customers and mortgage broker partners, and ultimately remain competitive and relevant to our customers and mortgage broker partners. For example, in June 2025 we launched a digital pre-qualification tool for certain products and in the fourth quarter of 2025 we launched “Joy,” our AI-powered customer ambassador telephone chatbot, to provide consumer support over the telephone. We are working to expand Joy’s capabilities, including to enable Joy to provide consumer support via the exchange of online instant messages, and have also been working on SMS engagement tools for sales teams. Additionally, in 2025 we engaged in efforts to refine the systems used by our mortgage broker partners to improve the efficiency and ease of originations via our TPO channel. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. Selecting the wrong technology, failing to adequately support development and implementation, or failing to adequately oversee third-party service providers could result in damage to our competitive position and adversely impact our business, financial condition, and results of operations.

We are incorporating AI technologies into our processes. These technologies may present business, compliance, and reputational risks.

Recent technological advances in AI and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction of these technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. Some states, such as Colorado, have enacted comprehensive laws relating to the deployment and development of certain AI systems. Additional states may adopt laws relating to AI in the future. The CFPB and HUD have also provided commentary regarding the use of AI and may take further actions in relation to the regulation of the use and development of AI in the future. We will need to ensure that our use of AI is in compliance with applicable regulatory requirements as they develop. See “—Risks Related to Laws and Regulations—We operate in a heavily regulated industry, and our loan origination and servicing activities expose us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state, and local levels.” In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies and the risk that using such technologies could result in leakage of our confidential information.

We account for the majority of our assets and liabilities at fair value, which is determined using financial models that are based on market inputs and model assumptions. If market inputs or model assumptions change, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our business, financial condition, and results of operations.

The fair value inputs of many of our assets and liabilities in our portfolio are not readily observable. To determine the fair value of certain of our assets and liabilities, including warrants, our mortgage loans held for sale, MSR, derivative assets and liabilities, HMBS related obligations, and nonrecourse debt for purposes of financial reporting, we use financial models that utilize, wherever possible, market participant data. We also use models to estimate the change in value of loans held for investment due to market or model input assumptions as an add back to calculate Adjusted Net Income and Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the models are complex because of the high number of variables that drive cash flows in each of the respective assets and related liabilities.

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

As a result of the foregoing, valuations are inherently uncertain and may fluctuate over short periods of time, especially during periods of elevated market volatility. This is particularly the case with respect to the fair values of the Company’s assets and liabilities that are classified as Level 3 in the fair value hierarchy used by the Company due to the fact that unobservable inputs are significant to their fair value measurement. See Note 5 - Fair Value in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. Our determination of fair value with respect to these assets and liabilities may differ from the fair value that would have been determined if a readily observable market for these types of assets and liabilities existed. If the assumptions we use in our models prove to be inaccurate, if market conditions change, or if errors are found in our models or weaknesses in our model governance, we may be required to write down the value of certain of our assets or we may be required to write up the value of certain of our liabilities, which could adversely affect our business, financial condition, and results of operations. The fair value of the assets and liabilities related to our securitizations rely on forward rates of interest. Further, the durations of assets and liabilities may not match, resulting in sensitivities to specific portions of the forward curve for interest rates. If these assumptions prove to be wrong or the market for interest rates changes, we may be required to write down the net value of our assets related to our securitizations.

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

Our business could suffer if we fail to attract, or retain, highly skilled employees. In addition, our success depends on the continuing efforts of our founder and chairman, executive management team, and key personnel.

Our future success will depend on our ability to identify, hire, develop, motivate, and retain highly qualified and skilled personnel for all areas of our organization. Trained and experienced personnel in the mortgage industry are in high demand and may be in short supply, particularly those with training and experience specific to home equity-based financial products such as reverse mortgages. Companies with which we compete may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our businesses, and labor expenses may increase as a result of a shortage in the supply of qualified personnel.

Additionally, the experience of our founder and chairman and members of our executive management team is a valuable asset to us. Our key personnel have significant experience in the financial services industry and would be difficult to replace. Disruptions in management continuity could result in operational or administrative inefficiencies and added costs, which could adversely impact our business, financial condition, and results of operations, and may make recruiting for future management positions more difficult or costly. We cannot assure you that we will be able to attract and retain key personnel or members of our executive management team, which may impede our ability to implement our current strategy or take advantage of strategic acquisitions or other growth opportunities that may be presented to us, which could materially affect our business, financial condition, and results of operations.

Finally, effective succession planning is also important to our future success. If we fail to ensure the effective transfer of knowledge and smooth transitions involving members of our executive management team and key personnel, our ability to execute short and long term strategic, financial, and operating goals, as well as our business, financial condition, and results of operations generally, could be materially adversely affected.

Our failure to implement and maintain effective internal controls over financial reporting could require us to restate financial statements and cause investors to lose confidence in our reported financial information.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the NYSE and NYSE Texas. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs; make some activities more difficult, time-consuming, and costly; and place significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

In order to develop, maintain, and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related and audit-related costs and significant management oversight. Our internal controls, including any new controls that we develop, may become inadequate because of changes in conditions in our business. Weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to maintain effective disclosure controls and internal controls over financial reporting could have a material and adverse effect on our business, results of operations, and financial condition; investor confidence in our reported financial information; and the trading price of our securities. See “—Risks Related to Ownership of our Class A Common Stock—The Company incurs significant expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition, and results of operations,” “—Risks Related to Ownership of our Class A Common Stock—The Company may not be able to effectively continue to implement and maintain controls and procedures required by the Sarbanes-Oxley Act that are applicable to us,” and “—Risks Related to Ownership of our Class A Common Stock—If we experience material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our securities may decline.”

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

The success of our acquisitions is dependent, in part, on our ability to integrate, grow, and scale the newly acquired business into our Company efficiently, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity.

A security breach or a cyber-attack could adversely affect our results of operations and financial condition.

We collect and store certain personal and financial information from customers, employees, and other third parties. Security breaches or cyber-attacks involving our systems or facilities, or the systems or facilities of our service providers, could expose us to a risk of loss of personally identifiable information of customers, employees, and third parties or other confidential, proprietary, or competitively sensitive information, which could potentially have an adverse impact on our future business with current and potential customers, results of operations, and financial condition. A breach involving personally identifiable information of consumers could in particular be detrimental to the Company’s reputation and subject the Company to regulatory and consumer-facing obligations, which could have a material adverse effect on the Company. We could also be subjected to cyber-attacks, such as ransomware, that could result in slow performance and loss or temporary unavailability of our information systems, adversely affecting our operational efficiency and ultimately our results of operations and financial condition. Other mortgage lenders and servicers and other mortgage industry participants have in the past been the subject of cyber-attacks resulting in data breaches and temporary unavailability of information systems. For example, in November 2025, Situs AMC Holdings Corporation (“SitusAMC”), a third-party vendor, announced that a data breach had occurred, affecting accounting records, legal agreements, and customer records relating to SitusAMC’s clients, including records associated with due diligence activities in the residential mortgage sector. The Company uses certain of SitusAMC’s services and received notice from SitusAMC that it is possible that Company data was involved in the data breach. While SitusAMC subsequently informed the Company that no consumer personally identifiable information or sensitive confidential information attributable to the Company was involved in the data breach, the scope of the data breach and whether any Company data was involved is still being assessed. At this time, the Company has not been informed of, and is not otherwise aware of, any data relating to it or its loans that has been affected by the data breach. Mortgage lenders, servicers, and other mortgage industry participants may continue to be targeted in such attacks in the future. Globally, cyber-attacks are expected to continue accelerating in both frequency and sophistication with increasing use by malicious actors of tools and techniques that could hinder our ability to identify, investigate, and recover from incidents. Such attacks may also increase as a result of retaliation by members of foreign countries in response to actions taken by the U.S. in connection with geopolitical conflicts in many parts of the world, such as the ongoing Ukraine-Russia war and the conflicts in the Middle East, including the recently escalating attacks between the U.S. and Iran. Furthermore, our employees operate under a hybrid workforce model and such model may be more vulnerable to security breaches.

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

We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications, and data centers, as well as those of certain third parties and affiliates. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must be able to facilitate a loan application experience that equals or exceeds the experience provided by our competitors. Further, we leverage automated digital tools to improve efficiency and the overall ease of transacting. We have or may in the future experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, terrorism, war, health pandemics, and other similar events, and our disaster recovery planning may not be sufficient for all situations. This is especially applicable post the COVID-19 pandemic and the shift we have experienced in having most of our employees work from their homes, as our employees access our secure networks through their home networks. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruption could interrupt or delay our ability to provide services to our clients and loan applicants, and could also impair the ability of third parties to provide critical services to us.

Reputational harm, including as a result of our actual or alleged conduct or public opinion, could adversely affect our business, results of operations, and financial condition.

Reputational risk is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including marketing, loan origination, loan servicing, debt collection practices, corporate governance, and other activities. Negative public opinion can also result from actions taken by government regulators and community organizations in response to our activities, from adverse actions taken by rating agencies, from adverse reports published by analysts, from consumer complaints, including in the CFPB complaints database, from litigation filed against us, from media coverage, whether accurate or not, and from action or inaction on the part of third parties with whom we partner or otherwise do business. See “—Risks Related to Laws and Regulations—We are subject to legal proceedings, federal or state governmental examinations, and enforcement investigations from time to time. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.” The reverse mortgage origination business as a whole had reputational issues arise after 2007, when home values were decreasing nationwide, and the only products available to consumers were HECM loan products. Prior to 2015, HECM loan products were not underwritten to confirm the ability of borrowers to pay taxes and insurance; while the proceeds provided initial cash benefits to the borrowers, if they ultimately were unable or unwilling to pay property taxes and insurance, foreclosures for default would result, and eventually the reverse mortgage borrowers would be evicted. In addition, for various reasons, borrowers would sometimes not have their spouses as co-borrowers on the reverse mortgage loan, with the result that when the borrower died, the non-borrowing spouse would be facing a due and payable balance, which they often were not able to refinance. Because absent an event of default, reverse mortgage loans only become due and payable upon the death of the borrower, and the estate or heirs may not be engaged in the post-termination resolution of the reverse mortgage, reverse mortgages end with foreclosure more often than traditional mortgages. Those public filings are aggregated and come under scrutiny by agenda-driven groups who may not understand that the borrower is not being evicted and simply believe they have spotted a pattern of foreclosure for this type of loan. These issues led to adverse publicity in the reverse mortgage industry.

The issuance of specific regulations and guidance requiring that borrowers be clearly informed regarding their obligations to pay taxes and insurance during the application process and the requirement of “financial assessment” by HUD starting in 2015 have greatly decreased the risks of default due to failure to pay taxes and insurance. HUD also provided clear guidance regarding both underwriting and servicing of loans involving non-borrower spouses, significantly decreasing the risks of those situations. Borrower counseling by a HUD-approved counseling agency is required on HECM loans. FAR also requires pre-application counseling by a HUD-approved counseling agency for its non-agency reverse mortgages, and also underwrites these loans for the borrower’s willingness and ability to pay property taxes and hazard insurance premiums. For its non-agency second lien product, FAR also reviews the borrower’s payment history with respect to the first lien mortgage loan on the related mortgaged property as part of its underwriting process. For its non-agency reverse mortgages, FAR has more latitude to employ a variety of loss mitigation solutions to avoid foreclosure when the borrower is still living in the home and to address circumstances where the borrower has passed away while the non-borrowing spouse continues to live in the home (though unlike the HECM program FAR does not provide for a lifetime lease to non-borrowing spouses in connection with its non-agency reverse mortgage loans). Nevertheless, there may be situations where foreclosure is the only resolution to the loan. Further, with respect to the non-agency second lien reverse mortgage product, FAR may be limited in being able to offer loss mitigation solutions if the borrower has defaulted under their first lien mortgage loan, as the first lien mortgage loan lender typically manages the resolution and foreclosure process in such circumstances. Foreclosures where the reverse mortgage borrower or their non-borrowing spouse is still living in the home—or even when they are no longer occupying the home—may lead to increased reputational risk. Negative publicity due to actions by other reverse mortgage lenders could cause regulatory focus on our business as well. In addition, the CFPB has historically closely scrutinized reverse mortgage marketing practices, publishing a 2015 study on this topic and entering into a number of public consent orders with reverse mortgage lenders over their marketing practices.

Large-scale natural or man-made disasters may lead to further reputational risk in the servicing area. Mortgaged properties are generally required to be covered by hazard insurance in an amount sufficient to cover repairs to or replacement of the residence. However, when a large scale disaster occurs, the demand for inspectors, appraisers, contractors, and building supplies may exceed availability, insurers and mortgage servicers may be overwhelmed with inquiries, mail service and other communications channels may be disrupted, borrowers may suffer loss of employment and unexpected expenses which cause them to default on payments and/or render them unable to pay deductibles required under the insurance policies, and widespread casualties may also affect the ability of borrowers or others who are needed to effect the process of repair or reconstruction or to execute documents. Loan originations may also be disrupted, as lenders are required to reinspect properties that may have been affected by the disaster prior to funding. In these situations, borrowers and others in the community may believe that servicers and originators are penalizing them for being the victims of the initial disaster and making it harder for them to recover, potentially causing reputational damage to us. Further, if there are significant defaults in the mortgage portfolio that we service as a result of natural or man-made disasters, there are likely to be increased numbers of loans upon which we will be required to foreclose. Larger numbers of foreclosures will increase reputational risk in the mortgage area.

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

In addition, our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents, or even if related to practices not specific to the origination or servicing of loans, such as debt collection—could erode trust and confidence and damage our reputation among existing and potential clients. In turn, this could decrease the demand for our products, increase regulatory scrutiny, and detrimentally affect our business, financial condition, and results of operations.

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

Further, natural catastrophic events could result in damage to the properties of our borrowers collateralizing our loans. While the geographic distribution of our borrowers somewhat limits our physical climate risk, the impact of such events would be exacerbated if such events were to occur in areas where a significant number of our borrowers are located. See “—Our geographic concentration could materially and adversely affect us if the economic conditions in our current markets should decline or if our current markets are impacted by natural disasters.” Mortgaged properties securing the loans that we originate are required to be covered by hazard insurance customary to the area in which the property is located, however, there could be circumstances where insurance premiums have not been timely paid or the insurance coverage otherwise fails or is insufficient (for example, the National Flood Insurance Program has a cap of $250,000). Further, in certain areas, such as California, earthquake insurance is not required by HUD or other lenders generally. Additionally, as the risk and severity of weather-related natural disasters potentially increases due to climate change, it may become more difficult for borrowers to obtain affordable insurance. If a property relating to a loan held by us were to incur uninsured damage, it may be difficult to effectively monetize such loan via a sale or securitization. Due to the non-recourse nature of reverse mortgage loans, we may ultimately incur losses on a reverse mortgage loan if damage results in the property being sold for less than the loan balance at loan maturity. In the case of a HECM loan, we may also incur losses when a loan matures prior to the completion of repairs following a natural disaster, because we are required to reduce our claim to the FHA by the unrepaired damage amount. If properties relating to loans we have already sold or securitized were damaged, we would be exposed to such losses generally only if we had breached a representation or warranty under the related purchase and sale agreement. However, in cases where we have retained some credit risk, we could suffer losses. In addition, natural catastrophic events often lead to increased delinquencies and increased servicing advances, which create additional risk for us. Natural catastrophic events may also result in longer timelines to liquidate loans at maturity or to assign HECM loans to HUD.

In addition, strikes, war, and other geopolitical unrest as well as health pandemics and epidemics, such as the COVID-19 pandemic, could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. We may not have sufficient protection or recovery plans in certain circumstances, and our business interruption insurance may be insufficient to compensate us for losses that may occur. These types of catastrophic events may also affect loans pending origination that have been rate-locked and loans that we are holding for sale or investment. For example, our gains in connection with securitizations and loans sales, the cost of capital to our Company, and the value of our assets may be adversely affected due to economic or industry sector downturns, geopolitical tensions arising out of wars such as Russia’s ongoing war with Ukraine or the ongoing conflicts in the Middle East (including the recently escalating attacks between the U.S. and Iran), and any prolonged occurrence of infectious disease or other adverse public health developments. Restrictions and regulations that result from conflicts and public health events may be complex and frequently changing, and they may impose additional legal compliance costs or business risks associated with our operations. Any escalation in such conflicts or events could lead to disruption, instability, and volatility in global markets and industries that could negatively impact our business, results of operations, and financial condition.

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

In accordance with Accounting Standards Codification 350, Intangibles-Goodwill and Other, to the extent goodwill and intangible assets are recorded on the statement of financial condition, the Company is required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis and on an interim basis if there are indicators of a possible impairment. The Company will also be required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of indefinite and definite-lived assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which the Company operates or impairment in the Company’s financial performance and/or future outlook, the estimated fair value of the Company’s indefinite and definite-lived assets decreases, the Company may determine that one or more of its indefinite and definite-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets. In prior years, the Company has recognized impairment charges and may in the future be required to recognize additional impairment charges. Any such impairment charge could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Risks Related to Our Lending Business

Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.

Our success depends largely on the health of the U.S. residential real estate market, which is seasonal, cyclical, and affected by changes in general economic conditions impacted by national and global events and governmental policy initiatives that are beyond our control. The election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business in unpredictable ways. For example, the federal government has altered its approach to international trade policy and in some cases has taken action to renegotiate, or terminate, certain previously existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The federal government has also imposed tariffs on certain foreign goods, including steel and aluminum, and on many countries, including Canada, China, and Mexico, and such policies have triggered reciprocal tariffs against the U.S. The federal government may impose additional tariffs in the future and/or reduce or remove previously imposed tariffs. Litigation related to these actions may create additional uncertainty. For example, on February 20, 2026, the U.S. Supreme Court struck down certain tariffs that had been imposed by the administration. Rapid changes in laws with uncertain interpretation and implementation may occur. Recent geopolitical events, such as the recently escalating attacks between the U.S. and Iran, may also have economic impacts, including potentially leading to increased inflation rates. These changes may have a direct impact on economic conditions relevant to our business, including real estate values and prevailing mortgage rates, however, the extent of the impact remains uncertain. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, inflationary pressures that limit surplus cash, and increased unemployment or stagnant or declining wages affect demand for loans, borrowers’ ability to qualify for and comply with the terms of loans, and our ability to monetize and collect on loans.

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

We are subject to the risk of fraudulent activity by loan applicants and other participants in the loan origination process.

As a mortgage loan originator, we are subject to the risk of fraudulent activity by loan applicants and other participants in the loan origination process, including schemes in which perpetrators impersonate consumers or otherwise misrepresent their identity or authority in connection with a loan application. Mortgage loan origination fraud risk has increased in recent years and may continue to increase, particularly due to the availability of AI technologies that may be used by bad actors to produce high quality fraudulent content. We have controls in place designed to detect and prevent fraud and consistently work to enhance our fraud detection and prevention capabilities. However, we may be unable to prevent every instance of fraud that may be engaged in by a loan applicant, broker, appraiser, title agent, settlement agent, or other participant in the loan origination process.

A failure to detect and prevent fraud can lead to the use of inaccurate information in determining whether and under what terms to approve a loan. We may therefore originate a loan in circumstances where the loan would not have been approved if we had accurate information or may offer different terms for a loan than we would have offered if we had accurate information. This increases the risk of a default by the borrower due to failure to perform ongoing obligations during the life of the loan (particularly if the financial assessment is performed based on inaccurate information), additional costs in servicing and ultimately recovering on the loan, and failure to recover the full amount due on the loan (particularly if inaccurate information is used to determine the value of the mortgaged property). Fraudulent activity in relation to the loan origination process can also lead to regulatory scrutiny, litigation, reputational harm, and requirements for us to repurchase the loan from a securitization or third-party purchaser or to otherwise indemnify the securitization or third party purchaser for losses on such loan. As a result, undetected fraud perpetrated in connection with the loan origination process could have a material adverse effect on our overall business and our financial position, results of operations, and cash flows.

FAR’s status as an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer is subject to compliance with each of their respective guidelines and other conditions they may impose, and the failure to meet such guidelines and conditions could have a material adverse effect on our overall business and our financial position, results of operations, and cash flows.

FAR is an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer. In connection with these approvals, FAR is subject to compliance with each of the FHA’s and Ginnie Mae’s respective regulations, guides, handbooks, mortgagee letters, and all participants’ memoranda. For example, as a Ginnie Mae issuer, FAR must meet certain minimum capital requirements, which may increase over time as a result of FAR’s activities, such as the anticipated closing of FAR’s previously announced acquisition of PHH’s HECM loan servicing portfolio. These requirements include, but are not limited to, Ginnie Mae’s requirement that non-depository institutions hold equity capital in the amount of at least 6% of total assets. Ginnie Mae has provided a waiver to FAR in connection with its equity capital requirements, which is necessary in large part due to the consolidation of the HMBS and other non-recourse transactions onto FAR’s balance sheet. Any failure by FAR to maintain the Ginnie Mae equity capital waiver or any loss of FAR’s status as an approved non-supervised FHA mortgagee or an approved Ginnie Mae issuer, could have a material adverse effect on our overall business and our financial position, results of operations, and cash flows. See “—Risks Related to Laws and Regulations—There may be material changes to the laws, regulations, rules, or practices applicable to the FHA, HUD, or Ginnie Mae that could materially adversely affect the reverse mortgage industry as a whole, including our business.”

We are subject to risks arising from conditions in the real estate and mortgage markets, in particular, the reverse mortgage market; we rely on the initiatives of HUD and Ginnie Mae to support the HECM program.

The success of our business strategies and our results of operations are materially affected by current or future conditions in the real estate and mortgage markets, in particular, the reverse mortgage market and the regulatory landscape applicable to the reverse mortgage market. FAR originates and acquires non-agency reverse mortgage loans as well as HECM loans in accordance with the FHA’s HECM program. HECM loans are insured by the FHA. As an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer, FAR pools interests in HECM loans (also known as participations) into HMBS. The Ginnie Mae HMBS guide imposes a mandatory repurchase requirement on a HECM loan issuer to repurchase a pooled HECM loan when such HECM loan reaches 98% of its maximum claim amount (which is the maximum FHA insurance amount available for a HECM loan). In December 2022, Reverse Mortgage Funding LLC (“RMF”), one of the nation’s largest reverse mortgage lenders, filed for Chapter 11 bankruptcy primarily due to its inability to secure adequate financing relating to its Ginnie Mae HECM loan repurchase obligations. RMF’s bankruptcy filing initially created disruption in the reverse mortgage market and adversely impacted the liquidity of reverse MBS as well as the cost of and availability of credit to reverse mortgage financial participants.

Following RMF’s bankruptcy filing, each of HUD and Ginnie Mae took several steps to support the reverse mortgage market. Among other things, HUD issued a mortgagee letter that streamlined certain processes relating to assignment of mortgage loans to HUD, thereby creating efficiency in the assignment process for mortgagees and easing the financial burden relating to assignments. In addition, HUD changed the determination of the debenture interest rate (the interest earned on loss claims between the due and payable date and the date of the loss claim) to be as of the date the loan becomes due and payable rather than the initial date the loan was endorsed by the FHA. Further, Ginnie Mae issued a memorandum relating to its HMBS program that allows issuers to pool draws relating to line of credit mortgage loans multiple times in a calendar month. In November 2024, Ginnie Mae announced the finalized term sheet for its HMBS 2.0 program. Pursuant to the HMBS 2.0 program, HECM loans with UPBs ranging from 98% to 148% of the maximum claim amount are expected to be eligible for securitization into HMBS. This would therefore enable us to securitize into HMBS additional HECM loans that are required to be bought out of pools of HECM loans securitized pursuant to Ginnie Mae’s existing HMBS program. Our Company has welcomed these changes from HUD and Ginnie Mae. However, the HMBS 2.0 program has not yet been enacted. If the HMBS 2.0 program is not enacted or if the final terms of the HMBS 2.0 program do not provide the anticipated financial relief, it may adversely affect the reverse mortgage market as well as the Company and its future strategies and results of operations. In addition, given our Company’s prominent position in the reverse mortgage industry, from time to time, our Company has and, in the future, will, proactively approach applicable state and/or federal regulators to advocate for certain improvements to the regulatory framework applicable to reverse mortgage origination and as well as HECM program requirements. No assurance can be given as to whether we will be successful in our efforts to obtain such improvements for our Company as well as other reverse mortgage market participants.

See “—Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.”

We face competition that could adversely affect us and we may not be able to maintain or grow the volume of our loan originations.

We compete with other third-party businesses in originating reverse mortgage loans and traditional home equity loan products. Some of our competitors may have more name recognition and greater financial and other resources than we have, including better access to capital. Competitors who originate loans to retain for investment may have greater flexibility in having variations in their loan-to-value requirements, underwriting guidelines, and/or approving loans.

We operate at a competitive disadvantage to federally chartered depository institutions because they enjoy federal preemption. As a result, they conduct their business under relatively uniform U.S. federal rules and standards and are not subject to licensing and certain consumer protection laws of the states in which they do business. Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate and service loans (though we do benefit from federal interest-rate preemption for certain first-lien, dwelling-secured loans under the Depository Institutions Deregulation and Monetary Control Act). See “—Risks Related to Laws and Regulations—Unlike competitors that are national banks, we are subject to state licensing and operational requirements that result in substantial compliance costs and risks.” Depository institutions also enjoy regular access to very inexpensive capital. To compete effectively, we must maintain a high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost.

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

As of December 31, 2025, we have entered into 15 warehouse facilities and other lines of credit, with an aggregate of $1.7 billion in borrowing capacity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Certain Indebtedness.” These financings require us to comply with various covenants, including financial covenants, and in the past we have had difficulties complying with certain financial covenants and have had to obtain waivers or amendments to the terms of the affected covenants or, in a few instances, have elected to terminate the applicable financing arrangements. See “—Risks Related to Our Indebtedness—The agreements that govern our senior notes, warehouse facilities, and lines of credit impose significant operating and financial restrictions on the Company and its restricted subsidiaries, which may prevent us from capitalizing on business opportunities” and “—Risks Related to Our Indebtedness—The agreements that govern our warehouse facilities and lines of credit typically contain covenants relating to our financial condition and we may experience difficulties in complying with such financial covenants.” If we were to experience difficulties in complying with covenants in the future and we were not able to secure a waiver or amendment or terminate the applicable financing arrangement, we could breach such a covenant and an event of default could occur. Upon the occurrence and during the continuance of an event of default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable. See “—Risks Related to Our Indebtedness—Our failure to comply with the requirements of our outstanding indebtedness could result in an event of default that could materially and adversely affect our financial condition and ultimately force us into liquidation or bankruptcy.”

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

In the event that any of our warehouse facilities or other lines of credit is terminated or is not renewed, or if the principal amount that may be drawn under our funding agreements that provide for immediate funding at closing were to significantly decrease, we may be unable to find replacement financing on commercially favorable terms, or at all. This could have a material adverse effect on our business, liquidity, financial condition, cash flows, and results of operations. Further, if we are unable to refinance or obtain additional funds for borrowing (including through the securitization markets), our ability to maintain or grow our business could be limited.

We currently only hedge a subset of our assets and our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and valuations; our Company is exposed to other credit risk.

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

We have currently entered into hedges with respect to a subset of our non-agency fixed rate loans that have yet to be securitized in order to reduce our exposure to the interest rate risk described in the prior paragraph. However, there can be no assurance that such hedges will adequately protect us from the aforementioned interest rate risk. We have not entered into hedges with respect to the remainder of our portfolio. In order to enter into hedges the Company needs sufficient liquidity to withstand the adverse impacts of hedging. The Company has determined that given its current position the risks that would come with entering into hedges on the rest of the Company’s portfolio outweigh the potential benefits. Therefore, currently the Company’s risks described in the prior paragraph are not mitigated by hedges for a significant portion of the Company’s portfolio. The Company may in the future decide to enter into hedges with respect to additional portions of the Company’s portfolio. However, there can be no assurance that such hedges would adequately protect us from the aforementioned interest rate and fair value risks, or that such a hedging strategy utilized by us would be well-designed or properly executed to adequately address such risks.

Our hedge instruments are accounted for as free-standing derivatives and included in our consolidated statements of financial condition at fair market value. Our operating results could be negatively affected because the losses on the hedge instruments we enter into may not be offset by a change in the fair value of the related hedged transaction. Our hedging strategies could also require us to provide cash margin to our hedging counterparties from time to time. In general, counterparties have a daily cash margin requirement. The collection of daily margin between us and our hedging counterparties could adversely affect our short-term liquidity and cash-on-hand.

Additionally, our hedge instruments may expose us to counterparty risk—the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract, which loss exceeds the value of existing collateral, if any.

Further, although our Company may hedge in order to mitigate interest rate risks, our Company’s assets are still exposed to market risks due to variations in prepayment speeds and credit spreads. Prepayment speed is the measurement of how quickly loans are repaid above the amortization schedule or, in the case of reverse mortgage loans, how far in advance of the expected maturity date the loans are repaid. Increasing prepayment speed may adversely affect the value of our MSR, loans, and our retained securities. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark. Volatility in market conditions, resulting from events such as the unprecedented COVID-19 global pandemic and economic shutdown, or unstable geopolitical conditions such as the ongoing military action by Russia against Ukraine or the ongoing conflicts in the Middle East (including the recently escalating attacks between the U.S. and Iran), could cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market, and price transparency of real estate-related or asset-backed assets. Such market conditions can be volatile from time to time and can further deteriorate as a result of a variety of factors beyond our control with adverse effects to our financial condition. These events may impede, delay, or complicate our ability to securitize or sell our assets, increase financing costs for our Company, and adversely impact our ability to borrow capital generally. We generally do not hedge credit spreads.

A disruption in the secondary mortgage loan market, including the MBS market, could have a detrimental effect on our business.

Demand in the secondary market and our ability to complete the sale or securitization of our loans or other receivables depends on a number of factors, many of which are beyond our control, including general economic conditions, general conditions in the banking system, the willingness of lenders to provide financing for loans, the willingness of investors to purchase loans and MBS, and changes in regulatory requirements. Disruptions in the general MBS market may occur. Any significant disruption or period of illiquidity in the general MBS market could directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices, which could be detrimental to our business, including, but not limited to, increasing our cost of funds due to extended dwell time on our warehouse lines, and a negative impact on our liquidity due to write-downs on the value of the loans held on our balance sheet and the application of large decreases in advance rates due to longer dwell times on our warehouse lines.

We have increased the volume of non-agency second lien reverse mortgage loan originations and are focused on further expanding this product offering to new customers. We either securitize non-agency second lien reverse mortgage loans into MBS sold to investors or sell them as whole loans to investors. Second lien mortgage loans are generally a riskier product than first lien mortgage loans given the subordinate lien position. See “—Risks with respect to our non-agency second lien reverse mortgage loan product could ultimately result in delays or shortfalls in recoveries of amounts due from borrowers.” As a result, the investor pool for second lien mortgage loans is generally more limited than the investor pool for first lien mortgage loans. If a market disruption occurs due to a lack of liquidity for residential non-agency mortgage loans or from an increase in credit losses on second lien mortgage loans, we may not be able to sell or securitize our non-agency second lien reverse mortgage loans, or we may be required to sell or securitize these loans at a significant loss. Additionally, the purchasers of these loans may experience their own financial disruption and no longer be willing to invest in second lien mortgage loans. Any of these occurrences could materially and adversely affect our business, liquidity, financial position, and results of operations.

We have third-party secondary market risks and counterparty risks (including mortgage loan brokers) that could have a material adverse effect on our business, liquidity, financial condition, and results of operations.

Secondary Market Risks: We provide representations and warranties to purchasers and insurers of our loans and in connection with our securitization transactions, as well as indemnification for losses resulting from breaches of representations and warranties. In the event of a breach, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. While our contracts vary, they generally contain broad representations and warranties, including but not limited to representations regarding loan quality and underwriting (including compliant appraisals, financial assessment, and occupancy of the mortgaged property); securing of adequate insurance; and compliance with regulatory requirements. These obligations are affected by factors both internal and external in nature, including the volume of loan sales and securitizations, to whom the loans are sold and the terms of our purchase and sale agreements, the parties to whom our purchasers sell the loans subsequently and the terms of those agreements, actual losses on loans which have breached representations and warranties, our success rate at curing deficiencies or appealing repurchase demands, our ability to recover any losses from third parties, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies, and the overall U.S. and world economies. Many of the factors are beyond our control and may lead to judgments that are susceptible to change. For HECM loans, we, in our capacity as a Ginnie Mae issuer, also have an obligation to buy HECM loans out of the HECM loan pools securitized into HMBS when the UPB of a HECM loan reaches 98% of its maximum claim amount. Any significant increase in required loan repurchases could have a significant adverse impact on our cash flows and could also have a detrimental effect on our business and financial condition.

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

FAR generally acts as named servicer with respect to loans that we originate and acquire (including as an issuer of HMBS) and in each such case, the related business contracts with various third parties (collectively, the “Subservicers”) for the subservicing of the loans. In addition, we engage Subservicers to service loans that we hold on our balance sheet. FAR has contracted with Compu-Link Corporation (d/b/a Celink), a Michigan corporation (“Celink”), as Subservicer to perform reverse mortgage servicing functions on our behalf, and with ServiceMac, LLC, a Delaware limited liability company (“ServiceMac”), as a Subservicer of non-agency hybrid mortgage loans originated prior to the discontinuation of the non-agency hybrid mortgage loan product. Upon closing the reverse mortgage asset acquisition with PHH, FAR will engage PHH as a Subservicer of the HECM loan servicing portfolio FAR acquires from PHH and may engage PHH as a Subservicer of additional assets in the future. While we have discontinued and wound down our traditional mortgage lending and commercial lending business lines, we still service certain traditional and commercial mortgage loans originated prior to the wind down. FAH’s subsidiary Finance of America Mortgage LLC (“FAM”) and FAR have contracted with LoanCare, LLC, a Virginia limited liability company (“LoanCare”), as Subservicer to perform traditional mortgage servicing functions on our behalf (LoanCare, in such capacity, referred to herein as the “Traditional Servicer”). FAM has contracted with Servis One, Inc. d/b/a BSI Financial Services, a Delaware corporation (the “Commercial Servicer”), as Subservicer to perform commercial mortgage servicing functions. These subservicing relationships present a number of risks to us.

We rely on Celink to subservice our reverse mortgage portfolio, including the HECM loan portfolio, other than the HECM loan servicing portfolio to be acquired from PHH and FAR’s discontinued non-agency hybrid mortgage loan product (subserviced by ServiceMac). We will rely on PHH to subservice the HECM loan servicing portfolio that we acquire from PHH and may engage PHH as a Subservicer of additional assets in the future. Failure by Celink or PHH, as applicable, to meet the requirements of the HUD servicing guidelines can result in the assessment of fines and loss of reimbursement of loan related advances, expenses, interest, and servicing fees. Moreover, if Celink or PHH, as applicable, is not vigilant in encouraging borrowers to make their real estate tax and property insurance premium payments, the borrowers may be less likely to make these payments, which could result in a higher frequency of default for failure to make these payments. If Celink or PHH, as applicable, misses HUD and Ginnie Mae timelines for liquidating non-performing assets, loss severities may be higher than originally anticipated, and we may be subject to penalties by HUD and Ginnie Mae, including curtailment of interest. If fines or any amounts lost are not recovered from Celink or PHH, as applicable, such events frequently lead to the eventual realization of a loss by us. Further, Celink services our non-agency second lien reverse mortgage loan product, which presents unique challenges. See “—Risks with respect to our non-agency second lien reverse mortgage loan product could ultimately result in delays or shortfalls in recoveries of amounts due from borrowers.”

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

In our reverse mortgage business, we believe the number of viable subservicers is limited, either due to the requisite Ginnie Mae authority and experience needed or, in the case of our non-agency second lien reserve mortgage loan product and our discontinued non-agency hybrid mortgage loan product, due to the unique nature of the products. Unless more subservicers enter this space, the quality of subservicing practices may deteriorate, and we could have limited options in the event of Subservicer failure. The failure of a Subservicer to effectively service our HECM loans, non-agency reverse mortgage loans, and/or discontinued non-agency hybrid mortgage loans could have a material and adverse effect on our business and our financial condition.

We have sold or transferred a substantial portion of our traditional mortgage and commercial mortgage MSR over the course of 2023, 2024, and 2025, which has reduced our exposure to the Traditional Servicer and the Commercial Servicer. However, while we continue to service traditional mortgages and commercial mortgages, we remain subject to risks resulting from the failure of such servicers to meet the requirements in their applicable servicing agreements, such as the risk of loss of reimbursement of loan related advances, expenses, interest, and servicing fees.

Our Subservicers may be required to be licensed under applicable state law, and they are subject to various federal and state laws and regulations, including regulation by the CFPB. See “—Risks Related to Laws and Regulations—Unlike competitors that are national banks, we are subject to state licensing and operational requirements that result in substantial compliance costs and risks.” Failure of the Subservicers to comply with applicable laws and regulations may expose them to fines, responsibility for refunds to borrowers, loss of licenses needed to conduct their business, and third-party litigation, all of which may adversely impact the Subservicers’ financial condition and ability to perform their responsibilities under the related subservicing agreement. In addition, regulators or third parties may take the position that we were responsible for the Subservicers’ actions or failures to act. In that event, we might be subject to regulatory action or litigation arising out of the actions of our Subservicers and therefore exposed to the same risks as the Subservicers. See “—Risks Related to Laws and Regulations—We are subject to legal proceedings, federal or state governmental examinations, and enforcement investigations from time to time. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.”

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

We also may suffer losses as a result of our agreement to indemnify our Subservicers for any losses resulting from their subservicing of the mortgage loans in accordance with the related subservicing agreement (so long as such loss does not result from the applicable Subservicer’s failure to act in accordance with standards specified under the related subservicing agreement), including losses that they may incur as a result of third-party litigation in certain circumstances. To the extent that we do not have a right to reimburse ourselves for the same amounts under our servicing agreements or if there are insufficient collections in respect of the mortgage loans for such reimbursements, we may face losses in our servicing business.

While our Subservicers are required to service in accordance with applicable legal and contractual requirements and, to the extent applicable, HUD servicing guidelines and Ginnie Mae requirements, such requirements do not address in detail every circumstance that could arise in the course of servicing a loan. As a result, our Subservicers may need to exercise discretion in addressing unique scenarios that arise from time to time. Further, there may be additional servicing procedures that are not required in a given circumstance but that, if followed, would have the potential to enhance efficiency and lead to better outcomes. Our Subservicers may decide to limit their servicing activities to procedures that are strictly required in such a circumstance. The decisions made by our Subservicers in these types of scenarios may be different then the decisions we would make if we were directly servicing an applicable loan and may impact borrower satisfaction, resolution timelines, and ultimately the amount that we are able to collect with respect to a loan. However, we would not be entitled to indemnification from our Subservicers so long as they complied with all applicable requirements, even if an alternative course of action may have resulted in an improved outcome.

We are undertaking initiatives to enhance our internal servicing capabilities, which initiatives present operational and regulatory risks and may not result in the anticipated benefits.

We are undertaking initiatives to enhance our internal servicing capabilities. Certain of these initiatives are focused on providing additional oversight with respect to more complicated servicing processes, which may enable us to identify and resolve potential servicing issues more quickly. Other initiatives are designed to facilitate the more efficient resolution of loans at maturity while ensuring that we don’t ultimately incur losses on an applicable loan. These efforts include creating additional direct touchpoints with our borrowers or their heirs for the period between loan maturity and final resolution, particularly with respect to our non-agency reverse mortgage products, and developing the capability to complete more routine processes in-house. These initiatives are intended to improve customer experience, reduce resolution timelines, mitigate potential losses, and lower overall servicing-related expenses.

    Even though we are enhancing our internal servicing capabilities, we plan to continue to utilize our Subservicers to subservice our loans. We will need to ensure that our internal servicing efforts are consistent with and complementary to the efforts of our Subservicers. This will require effective communication and coordination with our Subservicers so that there is a clear understanding of proper servicing protocols and which servicing responsibilities will be performed by which party. Otherwise, we and our Subservicers may engage in inconsistent or duplicative efforts and may provide inconsistent or duplicative information and instructions to borrowers and heirs. Alternatively, a necessary servicing function may inadvertently not be performed if each party thought the other had responsibility for that servicing function. We may not be able to identify a single point of contact for our customers. Any such event could result in borrower and heir confusion and dissatisfaction, complaints, regulatory scrutiny, litigation, inefficiencies, increased costs, servicing errors, and delays and losses in loan resolution. Such events could also adversely impact our reputation. See “—Risks Related to the Business of the Company—Reputational harm, including as a result of our actual or alleged conduct or public opinion, could adversely affect our business, results of operations, and financial condition.”
    Further, in expanding our internal servicing oversight and activities, we must ensure that we obtain and maintain all required licenses, approvals, and registrations and comply with applicable federal, state, and local laws and regulations. Failure to do so could result in fines, penalties, enforcement actions, litigation, or restrictions on our ability to conduct servicing activities. See “—Risks Related to Laws and Regulations—We operate in a heavily regulated industry, and our loan origination and servicing activities expose us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the U.S. federal, state, and local levels.”

Developing these capabilities requires investments in personnel, training, technology, controls, monitoring systems, and governance frameworks. If these investments are greater than anticipated, if new oversight mechanisms are ineffective, or if the anticipated efficiencies, improvements, and cost savings are not realized, our operating expenses may increase without realizing the corresponding anticipated benefits, which could adversely affect our business, results of operations, and financial condition.

Risks with respect to our non-agency second lien reverse mortgage loan product could ultimately result in delays or shortfalls in recoveries of amounts due from borrowers.

With respect to our non-agency second lien reverse mortgage loan product, our lien is second in priority behind the first lien of a traditional mortgage loan or home equity line of credit collateralized by the same mortgaged property. The first lien mortgage loan lender and servicer are responsible for monitoring to ensure the borrower is meeting their obligations under the first lien mortgage loan, including making required tax, insurance, and/or property charge payments and repairs that are also required to be made pursuant to the terms of our second lien mortgage loan. The first lien mortgage loan lender and servicer will typically be the first to address any instances of non-compliance with the borrower and to work with the borrower regarding loss mitigation opportunities and resolution processes. We will typically only intervene if the first lien mortgage loan lender and servicer have failed to cause the borrower to come into compliance or if the borrower is only non-compliant with the second lien mortgage loan but remains in compliance with the first lien mortgage loan. We therefore depend on the first lien mortgage loan lender and servicer to take appropriate steps with respect to non-compliance and loss mitigation. If they fail to do so, it could ultimately result in delays or shortfalls in collections with respect to our second lien mortgage loan.

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

During any period in which a borrower is not making payments in respect of property taxes, insurance premiums, or homeowners association dues, we are generally required under most of our reverse mortgage servicing agreements to advance our own funds to meet contractual requirements to preserve the related mortgaged property by paying such property taxes, insurance premiums, and homeowners association dues, as well as legal expenses and other protective advances. With respect to any loan in foreclosure, prior to liquidation or sale of the related property, we also advance funds to maintain, repair, and market the property. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances, and in certain situations our contractual obligations may require us to make certain advances for which we may not be reimbursed. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could be detrimental to our business. As our servicing portfolio continues to age, defaults could increase, which may increase our costs of servicing and could be detrimental to our business. Any significant increase in required servicing advances could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition.

Our counterparties may terminate subservicing contracts under which we conduct servicing activities.

A substantial portion of the mortgage loans we service are serviced on behalf of Ginnie Mae. With respect to HECM loans securitized into HMBS, Ginnie Mae requirements prescribe the related base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards. As is standard in the industry, under the terms of our master servicing agreements with Ginnie Mae, Ginnie Mae has the right to terminate us as servicer of the loans we service on their behalf at any time and also has the right to cause us to transfer the MSR to a third-party. If Ginnie Mae were to terminate us as a servicer, or increase our costs related to such servicing by way of additional fees, fines or penalties, such changes could have a material adverse effect on the revenue we derive from servicing activity, as well as the value of the related MSR. These agreements, and other servicing agreements under which we service mortgage loans for loan purchasers or in connection with securitizations, also require that we service in accordance with certain prescribed servicing guidelines and in some cases contain financial covenants. Failure to satisfy such requirements could result in our termination as servicer under the applicable servicing agreement. If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business.

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

RESPA, among other things, prohibits the payment of fees or other things of value in exchange for referrals of real estate settlement services, which would include residential mortgage loans. However, RESPA expressly permits the payment of reasonable value for  non-referral services and facilities actually performed and provided. When a lender seeks to rely on this exception, it must be prepared to demonstrate that the services or facilities for which compensation is paid are separate and distinct from any referral and the amount paid is reasonable. If the amount paid exceeds the reasonable value, the excess could be attributable to the referral. The Company, like many originating lenders, uses “marketing services agreements” with sources of potential loan leads, such as organizations that serve financial professionals. A “marketing services agreement” is an agreement under which a lender compensates a service provider for performing actual marketing services directed to the general public. The Company also has relationships with lead providers and digital consumer review websites and marketing providers, some of which may be considered “digital marketing review platforms” under the CFPB’s February 2023 Advisory Opinion titled “Digital Mortgage Comparison-Shopping Platforms and Related Payments to Operators.” The Company also has relationships with third-party mortgage brokers that place loans with the Company. Further, the Company previously engaged in “desk rental” agreements, which provide for the lease of office space, furniture, and equipment and use of common areas and other services, like utilities, internet, and shared receptionist and janitorial services. In connection with the wind down of FAM, the Company no longer has any desk rental agreements, but could still be subject to an allegation of a RESPA violation related to these past practices. From a RESPA perspective, the analysis focuses on whether the general marketing services are separate and distinct from any referrals that may occur, whether the services actually are being performed or provided, and whether the amounts paid by the lender do not exceed the fair market value for such services. In addition to administrative enforcement, RESPA provides a private right of action for consumers and third-party plaintiffs. Thus, while the Company has controls in place to ensure that its relationships with lead traffic sources comply with RESPA regulations, there can be no assurance that the CFPB or any other governmental entity with authority to enforce RESPA, or a court, will share this view. If the CFPB or a court determined that the Company’s existing program was not in compliance with RESPA regulations, or otherwise asserted a new basis for non-compliance with any similar regulations, it could have a detrimental effect on our business, financial condition, and results of operations.

We are also subject to the regulatory, supervisory, and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including mortgage loan originators and mortgage loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA, Section 8 of RESPA, HMDA, ECOA, FCRA, GLBA, and the FDCPA. In connection with the closing of the Company’s acquisition of operational assets of American Advisors Group, now known as Bloom Retirement Holdings Inc. (“AAG/Bloom”), in March 2023, the Company agreed with AAG/Bloom to comply with the terms of two separate CFPB enforcement matters (the “Orders”) that AAG/Bloom was subject to prior to the acquisition. While the Company has been assured by the CFPB that the Company does not have any remaining obligations under the Orders, the Company has not received any formal release from its obligations to comply with the terms of the Orders. There can be no assurance that the

CFPB will not take action against the Company if the Company does not maintain sufficient compliance with such Orders going forward, or that the CFPB will not find the Company in violation of the Orders and their related requirements or other applicable consumer protection laws. If the Company is found to have violated the Orders or to have violated other consumer protection laws, such regulatory violations could have a detrimental impact on our ability to operate our business, our reputation, and our financial condition. Further, in the CFPB’s Fall 2022 Supervisory Highlights, the CFPB indicated that its supervisory division had created a Repeat Offender Unit to increase its focus on repeat offenders who violate agency or court orders. In 2024, the CFPB created a repository to track and mitigate risks posed by repeat offenders, requiring nonbank financial companies to register with the CFPB when they become subject to certain local, state, or federal consumer financial protection agency or court orders. On February 27, 2023 the CFPB entered into a consent order ordering a mortgage lender to discontinue operations after it engaged in marketing practices in violation of a prior consent order. While the Company has been assured by the CFPB that the CFPB does not consider the Company to be a repeat offender, that can be no assurance that the CFPB will not change its position in the future.

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

Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing, or debt collection licensing and regulatory requirements (though we do benefit from federal interest-rate preemption for certain first-lien, dwelling-secured loans under the Depository Institutions Deregulation and Monetary Control Act). Accordingly, we must comply with state licensing requirements and varying compliance requirements in all 50 states and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws, or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. In addition, if we enter new markets, we may be required to comply with new laws, regulations, and licensing requirements. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary revenues, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business. Further, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. States may enhance their regulatory oversight efforts in the future, particularly if the scale of CFPB enforcement efforts and regulatory oversight at the federal level is reduced due to changes implemented by the Trump administration.

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

We have operations across the U.S., with a workforce of 782 full-time and two part-time employees operating in local markets across the U.S. as of December 31, 2025. In addition to complying with the Fair Labor Standards Act and the Equal Employment Opportunity Act, we are required to comply with similar state laws and regulations in each market where we have employees. Compliance with these laws and regulations requires a significant amount of administrative resources and management attention. Many of these laws and regulations provide for qui tam or similar private rights of action and we are routinely subject to litigation and regulatory proceedings related to these laws and regulations in the ordinary course of our business. For example, we are currently in litigation brought under the California Private Attorneys General Act related to alleged violations of the California Labor Code. Regardless of the outcome or whether the claims are meritorious, we may need to devote substantial time and expense to defend against claims related to the California Private Attorneys General Act or other similar federal, state, and local laws and regulations in the ordinary course of business. Unfavorable rulings could result in adverse impacts on our business, financial condition, or results of operations.

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

To the extent that we or any of our subsidiaries rely on Section 3(c)(5)(C) of the Investment Company Act, we expect to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets for purposes of the 55% Requirement and real estate-related assets for purposes of the 25% Requirement. However, the SEC’s guidance was issued in accordance with factual situations that may be different from the factual situations we face, and much of the guidance was issued more than 25 years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exemption from registration under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. To the extent that the SEC staff publishes new or different guidance with respect to any assets we have determined to be qualifying real estate assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments, and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

As a consequence of our seeking to avoid registration under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to avoid registration under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in MBS that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies, or in assets not related to real estate. In addition, seeking to avoid registration under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, avoiding registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

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

The reverse mortgage industry is largely dependent upon the FHA, HUD, and government agencies like Ginnie Mae. There can be no guarantee that HUD/the FHA will retain Congressional authorization to continue the HECM program, which provides FHA government insurance for qualifying HECM loans, that any or all of these entities will continue to participate in the reverse mortgage industry, or that they will not make material changes to the laws, regulations, rules, or practices applicable to reverse mortgage programs. For example, HUD previously implemented certain lending limits for the HECM program, and added credit-based underwriting criteria designed to assess a borrower’s ability and willingness to satisfy future tax and insurance obligations. Further, the Trump administration has generally indicated an intent to scrutinize and reduce the scale of government agencies, programs, and spending. Changes that may be implemented as a result of the Trump administration’s initiatives and the resulting impact on the FHA, HUD, Ginnie Mae, and the HECM program remain uncertain.

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

In addition, Ginnie Mae’s participation in the reverse mortgage industry may be subject to economic and political changes that cannot be predicted. If participation by Ginnie Mae in the reverse mortgage market were reduced or eliminated, or its structure were to change (e.g., limitation or removal of the guarantee obligation), our ability to originate HECM loans and issue HMBS could be adversely affected. These developments could materially and adversely impact our portfolio.

We are subject to legal proceedings, federal or state governmental examinations, and enforcement investigations from time to time. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.

We are currently and routinely involved in legal proceedings concerning matters that arise in the ordinary course of our business. These proceedings are generally based on alleged violations of consumer protection, employment, foreclosure, contract, tort, fraud, and other laws. Additionally, we may be named in litigation arising out of the servicing practices of our Subservicers from time to time, including class or mass actions. For example, FAR is currently named as a defendant in a class action case in which the plaintiffs (borrowers and heirs) are alleging that FAR, acting through its Subservicer, charged foreclosure related attorney’s fees as well as certain other foreclosure costs and expenses in violation of HUD regulations and applicable law. The matter is in very early stages of litigation and as a result, it is not possible to determine whether a loss is reasonably possible or estimable. Even if we are not a named defendant in litigation arising out of the servicing practices of our Subservicer, we may ultimately be required to indemnify our Subservicer for their costs associated with litigation arising out of the servicing practices of our Subservicer in certain circumstances. As another example, we are subject to labor laws such as the California Labor Code, pursuant to which a plaintiff has filed a representative action under the California Private Attorney General Act (the “PAGA” and such litigation, the “PAGA Litigation”) seeking statutory penalties for alleged violations related to the calculation of overtime pay, errors in wage statements, and meal and rest break violations, among other things. Due to the unpredictable nature of litigation generally, and the wide discretion afforded the Court in awarding civil penalties in PAGA actions, the outcome of this matter cannot be presently determined, and a range of possible losses cannot be reasonably estimated. Additionally, along with others in our industry, we are subject to (and many continue to receive in the future) repurchase and indemnification claims regarding, among other things, alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts, or the servicing of mortgage loans. We are subject to certain legal claims from time to time from third parties including transaction counterparties, prior vendors or contract counterparties, and current and former employees, in each case, of the Company (including its discontinued operations) or another transaction counterparty or legacy seller or company. We are also subject to legal actions or proceedings resulting from actions alleged to have occurred prior to our acquisition of a company or a business.

When the claims occurred as a result of actions taken before the Company purchased the related business, we generally have indemnification claims against the sellers; however, if they do not or cannot pay, we may suffer losses. Further, because we originate and service a significant number of HECM loans insured by the FHA, there is the possibility that we could be subject to litigation brought by HUD pursuant to the False Claims Act. The number of legal proceedings we are involved in may increase in the future, including certified class or mass actions. Litigation and other proceedings may require that we pay settlement costs, legal fees, damages, including punitive damages, penalties, or other charges, or be subject to injunctive relief affecting our business practices, any or all of which could adversely affect our financial results. Certain pending or threatened legal proceedings (including the PAGA Litigation as well as other employment misclassification cases) may include claims for substantial compensatory, punitive, and/or statutory damages or claims for an indeterminate amount of damages. Legal proceedings brought under federal or state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of representative or class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity, financial position, and results of operations. While our Company handles legal proceedings in the ordinary course, the volume of claims and the amount of associated expenses, costs, damages, penalties, and fines that we could incur in connection with these claims could have an adverse effect on our financial condition and results of our operations and could cause reputational harm to us or otherwise result in management distraction.

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

As of December 31, 2025, we had $30.2 billion in total indebtedness outstanding, $10.9 billion of which was senior secured indebtedness under our nonrecourse debt, warehouse facilities, and other lines of credit, and $329.9 million of which was corporate indebtedness, consisting of $256.1 million of secured notes, net of unamortized debt discount and issuance costs, $53.8 million of Convertible Notes, and $20.0 million of an unsecured working capital note. As of December 31, 2025, we also had $18.9 billion of HMBS related obligations that are recorded on our balance sheet. We also have other significant contractual obligations, including our obligations to make payments under the Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) entered into by the Company and certain owners of FOA Equity (the “TRA Parties”). Our high level of debt could have important consequences, including the following:

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

Further, even if a subsidiary does generate cash flow, our ability to use such cash to service our indebtedness depends on their ability to make such cash available to the applicable entity required to make an applicable debt service payment. Each subsidiary is a distinct legal entity and under certain circumstances may not be able to, or may not be permitted due to legal or contractual restrictions to, make distributions or repay intercompany loans to enable the applicable entity in our corporate structure to make payments in respect of its indebtedness. For example, laws that require companies to maintain minimum amounts of capital and to make payments to shareholders only from profits may restrict the ability of a subsidiary to make a distribution, even if such subsidiary has cash. In the event that a subsidiary is unable to distribute cash, we may be unable to make required principal and interest payments on our indebtedness. See “—Risks Related to Our Organizational Structure—The Company is a holding company and its only material asset is its interest in FOA Equity. It is accordingly dependent upon distributions from FOA Equity to pay taxes, make payments under the Tax Receivable Agreement, and pay dividends.”

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

We are required to repay certain debt facilities in whole or in part in 2026 and such payments will require access to capital, which may not be available from cash flows resulting from our subsidiaries’ operations or from third-party sources on favorable terms, or at all, at the time of repayment, especially in light of current market conditions, which could adversely affect our financial position.

FAR’s warehouse facility backed by HECM loan mortgage servicing rights (the “HMSR Financing”) entered its scheduled amortization period in the fourth quarter of 2025, during which FAR is required to repay the aggregate principal amount outstanding under the facility in equal monthly installments until the maturity date. As of December 31, 2025, the aggregate principal amount outstanding under the HMSR Financing was $63.5 million. The HMSR Financing accrues interest at the Secured Overnight Financing Rate plus an applicable margin and matures on October 31, 2027. Additionally, the Company’s subsidiary, FOAF, has senior secured notes outstanding (the “Senior Secured Notes”). As of December 31, 2025, the aggregate principal amount outstanding pursuant to the Senior Secured Notes was $150.8 million. The Senior Secured Notes accrue interest at a rate of 8.875% per annum. $60.0 million of the principal amount of the Senior Secured Notes will mature on the stated maturity date of November 30, 2026. The remaining principal amount of the Senior Secured Notes in excess of $60.0 million is also scheduled to mature on the stated maturity date of November 30, 2026; however FOAF has the option to extend the maturity date for such remaining principal amount to November 30, 2027.

Our ability to repay the amounts due in 2026 with respect to the HMSR Financing and the Senior Secured Notes generally requires access to capital. One of the strategies that our Company utilizes to repay and service its debt is to monetize equity in its outstanding securitizations of non-agency reverse mortgage loans. However, there can be no assurance that the Company and its applicable subsidiaries will be able to enter into the transactions necessary to monetize equity in outstanding securitizations or that capital from cash flows resulting from our subsidiaries’ operations will otherwise be available to repay amounts due in 2026, as described in further detail above under “—Our ability to service our indebtedness is dependent on cash flow generated and made available by our subsidiaries, which may be subject to limitations beyond our control.” If capital from the monetization of equity in our outstanding securitizations and other cash flows resulting from our subsidiaries’ operations is insufficient to pay amounts due, we would need to obtain capital from third-party sources, which may include obtaining alternative financing for our HECM loan mortgage servicing rights to replace the HMSR Financing. Our access to additional third-party sources of capital at the time of repayment of such amounts will depend, in part, on:

•general market conditions;
•the market’s perception of our growth potential;
•our current debt levels;
•our ability to successfully refinance our current debt on favorable terms to the Company;

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

As of December 31, 2025, we had unused total borrowing capacity of $0.5 billion under our warehouse facilities and other lines of credit, all of which would be secured indebtedness, including $0.1 billion of unused committed borrowing capacity, pursuant to which we would be able to incur additional indebtedness. Further, subject to the limits contained in the agreements that govern our warehouse facilities and lines of credit, the indentures that govern the Senior Secured Notes and the Exchangeable Secured Notes, and the applicable agreements governing our other existing indebtedness, we may be able to enter into additional arrangements and incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. Although certain of the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in “—Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, or our ability to pay our debts, and could divert our cash flow from operations to debt payments” would increase.

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

The agreements that govern our warehouse facilities and lines of credit typically contain, and we expect that other financing facilities that we may enter into in the future will typically contain, covenants that, among other things, impose requirements relating to minimum tangible or adjusted tangible net worth, maximum leverage ratio of total liabilities (which may include off-balance sheet liabilities) or indebtedness to tangible or adjusted tangible net worth, minimum liquidity or minimum liquid assets, and minimum net income or pre-tax net income. Our lenders may require that the thresholds set forth in these covenants be modified from time to time as conditions change or as a result of our business activity. See “—Risks Related to Our Lending Business—FAR’s status as an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer is subject to compliance with each of their respective guidelines and other conditions they may impose, and the failure to meet such guidelines and conditions could have a material adverse effect on our overall business and our financial position, results of operations, and cash flows.” We have at times had difficulties complying with certain financial covenants and have had to obtain waivers or amendments to the terms of the affected covenants. While we have been able to secure amendments or waivers with respect to, or to terminate, all affected lending arrangements when needed in the past, there is no assurance that our lenders would provide waivers for or agree to amendments to address any future difficulties we encounter in complying with our financial covenants. Further, we may have to agree to other covenants in connection with securing waivers or amendments in the future. If we were to experience difficulties in complying with financial covenants in the future and we were not able to secure a waiver or amendment or terminate the applicable financing arrangement, we could breach such a financial covenant and an event of default could occur. Upon the occurrence and during the continuance of an event of default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable. See “—Our failure to comply with the requirements of our outstanding indebtedness could result in an event of default that could materially and adversely affect our financial condition and ultimately force us into liquidation or bankruptcy.”

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

As of December 31, 2025, $18.2 billion, or 60%, of our outstanding indebtedness had variable interest rates. When interest rates increase, our debt service obligations on this variable rate indebtedness increase, even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decreases. Interest rates have increased in the near term, causing our indebtedness service obligations on our variable rate indebtedness to increase. Interest rates may increase above current levels in the future, further increasing our debt service obligations on our variable rate indebtedness and adversely impacting our net income and cash flows, including cash available for servicing our indebtedness.

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

Risks Related to Our Organizational Structure

The Company is a holding company and its only material asset is its interest in FOA Equity. It is accordingly dependent upon distributions from FOA Equity to pay taxes, make payments under the Tax Receivable Agreement, and pay dividends.

The Company is a holding company and it has no material assets other than its direct and/or indirect ownership of Class A Units of FOA Equity (“Class A LLC Units”) and Series A Convertible Perpetual Preferred Units of FOA Equity (“Series A Preferred LLC Units”). The Company has no independent means of generating revenue. The Company intends to cause FOA Equity to make distributions to the holders of Class A LLC Units, including the Company, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the Tax Receivable Agreement, and dividends, if any, declared by the Company with respect to its Class A Common Stock. The Company intends to cause FOA Equity to make distributions to the Company, as the sole holder of Series A Preferred LLC Units, in an amount sufficient to enable the Company to make dividend payments to the holders of the Series A Preferred Stock. Deterioration in the financial condition, earnings, or cash flow of FOA Equity and its subsidiaries for any reason could limit or impair FOA Equity’s ability to make such distributions. In addition, FOA Equity is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FOA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FOA Equity are generally subject to similar legal limitations on their ability to make distributions to FOA Equity. Further, our existing financing arrangements include, and any financing arrangement that we enter into in the future may include, restrictions that impact FOA Equity’s ability to make distributions to the Company. To the extent that the Company needs funds and FOA Equity is unable to make distributions to the Company due to its financial condition, restrictions under applicable law or regulation, restrictions under the terms of our financing arrangements, or for any other reason, such inability to make distributions could materially adversely affect our liquidity, financial condition, and ability to pay dividends to shareholders.

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

The Company is required to make payments under the Tax Receivable Agreement for certain tax benefits the Company may claim, and the amounts of such payments could be significant.

The Company entered into the Tax Receivable Agreement with the TRA Parties. The Tax Receivable Agreement generally provides for the payment by the Company to the TRA Parties of 85% of the cash tax benefits, if any, that the Company is deemed to realize (calculated using certain simplifying assumptions) as a result of (i) tax basis adjustments as a result of sales and exchanges of Class A LLC Units and certain distributions with respect to Class A LLC Units, and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to making payments under the Tax Receivable Agreement. The Company will generally retain the benefit of the remaining 15% of these cash tax benefits.

Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The anticipated tax basis adjustments, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of the Company’s Class A Common Stock at the time of the exchanges, the extent to which such exchanges are taxable, the amount of tax attributes, changes in tax rates, and the amount and timing of the Company’s income. As a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of FOA Equity and the Company’s possible utilization of certain tax attributes, the payments that the Company may make under the Tax Receivable Agreement are expected to be substantial.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that if the Company exercises its right to terminate the Tax Receivable Agreement or if a change in control of the Company or a material breach of the Company’s obligations under the Tax Receivable Agreement occurs, all obligations under the Tax Receivable Agreement will be accelerated. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that any Class A LLC Units that have not been exchanged are deemed exchanged for the market value of Class A Common Stock at the time of the termination or the change of control and an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

As a result of these assumptions, the Company would be required to make a cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement. This could in turn result in (i) the Company being required to make cash payments to the TRA Parties that are greater than the specified percentage of the actual benefits the Company ultimately realizes in respect of the tax benefits that are subject to the Tax Receivable Agreement, and (ii) the Company being required to make payments in respect of tax benefits significantly in advance of the actual realization, if any, of such tax benefits. In these situations, the Company’s obligations under the Tax Receivable Agreement could have a substantial negative impact on its liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combination, or other changes of control due to the additional transaction costs a potential acquirer may attribute to satisfying such obligations. The Company may need to incur additional debt to finance payments under the Tax Receivable Agreement to the extent its cash resources are insufficient to meet its obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise. There can be no assurance that the Company will be able to finance its obligations under the Tax Receivable Agreement.

The Company will not be reimbursed for any payments made to the TRA Parties under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

The U.S. federal income tax rules applicable to the Company are complex and factual in nature. There can be no assurance that the Internal Revenue Service or a court will agree with the Company’s tax reporting positions. As a result, it is possible that the Company could make cash payments under the Tax Receivable Agreement that are substantially greater than its actual cash tax savings. The Company will not be reimbursed for any cash payments previously made to the TRA Parties pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by the Company are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by the Company to a TRA Party will be netted against any future cash payments that the Company might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by the Company may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that the Company might otherwise be required to make under the terms of the Tax Receivable Agreement. As a result, there might not be sufficient future cash payments due from the Company to the TRA Parties under the Tax Receivable Agreement that the Company can net against to fully account for earlier payments made to the TRA Parties under the Tax Receivable Agreement in respect of tax benefits that were ultimately disallowed.

Certain of the TRA Parties have substantial control over the Company, and their interests, along with the interests of other TRA Parties, may conflict with your interests.

The TRA Parties may receive payments from the Company under the Tax Receivable Agreement upon any redemption or exchange of their Class A LLC Units, including the issuance of shares of Class A Common Stock upon any such redemption or exchange. As a result, the interests of the TRA Parties may conflict with the interests of holders of Class A Common Stock. For example, the TRA Parties may have different tax positions from the Company, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when the Company should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of TRA Parties even in situations where no similar considerations are relevant to the Company.

The Company is not required to distribute any excess tax distributions that it receives from FOA Equity to the Company’s stockholders.

Under the terms of the Second Amended and Restated Limited Liability Company Agreement of FOA Equity (the “Second A&R LLC Agreement”), FOA Equity is obligated to make tax distributions to holders of Class A LLC Units (including the Company) at certain assumed tax rates. These tax distributions may in certain periods exceed the Company’s tax liabilities and obligations to make payments under the Tax Receivable Agreement. The Board of Directors of the Company (the “Board”), in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, acquiring additional newly issued Class A LLC Units from FOA Equity at a per unit price determined by reference to the market value of the Class A Common Stock; paying dividends, which may include special dividends, on its Class A Common Stock; funding repurchases of Class A Common Stock; or any combination of the foregoing. The Company will have no obligation to distribute such cash (or other available cash other than any declared dividend) to its stockholders. To the extent that the Company does not distribute such excess cash as dividends on its Class A Common Stock or otherwise undertake ameliorative actions between Class A LLC Units and shares of Class A Common Stock and instead, for example, hold such cash balances, the FOA Equity unitholders may benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following a redemption or exchange of their Class A LLC Units, notwithstanding that the FOA Equity unitholders may previously have participated as holders of Class A LLC Units in distributions by FOA Equity that resulted in such excess cash balances at the Company.

Risks Related to Ownership of our Class A Common Stock

The market price of our securities may fluctuate or decline.

Fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In 2022, 2023, and the first half of 2024, the price of our Class A Common Stock generally experienced significant decline as a result of challenging macroeconomic conditions and sustained higher inflation and interest rates. While our stock price increased in the second half of 2024, it fluctuated during the course of 2025 and overall experienced a decline as of December 31, 2025 when compared to December 31, 2024. Continued economic uncertainty, including, without limitation, higher inflation and interest rates, and any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

Our Class A Common Stock started trading on the NYSE on April 5, 2021 and on NYSE Texas on August 15, 2025. During 2025, the average daily trading volume of our Class A Common Stock was 117,124 shares. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our securities or how much more liquid these markets might become. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our securities at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control. Our low trading volume could result in increased share price volatility, downward pricing pressure, and inability to sell your shares at desired price levels, if at all.

If securities or industry analysts do not publish research or reports about the Company, or if they publish adverse recommendations regarding the Company's securities, then the Company's stock price and trading volume could decline.

The trading market for the Company’s securities will be influenced by the research and reports that industry or securities analysts may publish about the Company, its business, market, or competitors. No securities or industry analysts are currently covering the Company or regularly publishing reports on the Company. This may adversely impact Company visibility in the financial markets, which in turn could cause its share price or trading volume to decline. If securities or industry analysts do publish research or reports about the Company in the future, any adverse recommendation regarding the Company’s securities, or any more favorable relative recommendations about the Company’s competitors, may result in a decline in the price of the Company’s securities.

The terms of the Company’s Series A Preferred Stock may materially adversely affect the value and rights of the Company’s Class A Common Stock.

On December 15, 2025, the Company issued 50,000 shares of Series A Preferred Stock pursuant to a Certificate of Designations (the “Certificate of Designations”) and sold such shares at a price of $1,000 per share for an aggregate purchase price of $50.0 million. The Series A Preferred Stock ranks senior to the Company’s Class A Common Stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a dividend, payable in cash quarterly in arrears, at an initial annual rate of 9.0%, which rate increases to 12.0% on the seventh anniversary of the issuance date, and by 1.0% on each anniversary of the issuance date thereafter until reaching a maximum annual rate of 16.0%. As a result, for so long as the Series A Preferred Stock is outstanding, the Company will be required to use available cash to pay such quarterly dividends, which cash could have otherwise been used by the Company to enhance its operations, pay down its debt, take advantage of strategic opportunities, or pay dividends with respect to its Class A Common Stock. See “—Because we have no current plans to pay cash dividends on our shares of Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your shares of Class A Common Stock for a price greater than that which you paid for it.” Further, the event of (i) any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (ii) certain “change of control” transactions, or (iii) upon the occurrence of certain “events of default,” the Company may not make or set aside any distribution or payment out of the assets of the Company in respect of Class A Common Stock unless and until holders have received an amount per share of Series A Preferred Stock equal to $1,000, plus any accrued and unpaid dividends (subject to a make-whole amount per share reflecting a minimum return of 1.5x) or, if greater, the value of such share of Series A Preferred Stock on an as-converted basis.

Shares of the Series A Preferred Stock are convertible at the option of the holders thereof at any time, subject to certain limitations, into shares of Class A Common Stock at a rate equal to (i) $1,000 divided by (ii) the conversion price, and a cash payment for accrued and unpaid dividends, cash in lieu of fractional shares, and, in certain circumstances, dividend catch-up payments relating to dividends on other equity. The initial conversion price is $35.00, subject to certain anti-dilution adjustments and adjustments for Delayed Redemption Elections (as defined below). On each of the seventh, eighth, and tenth anniversaries of the issuance date, the conversion price then in effect will be reduced by 15%. Any such conversion would be dilutive to then-current holders of Class A Common Stock and may adversely affect the price of the Company’s Class A Common Stock. See “—You may be diluted by the future issuance of additional Class A Common Stock or Class A LLC Units in connection with the Company’s incentive plans, acquisitions, warrants, notes, Series A Preferred Stock, or otherwise.” Further, subsequent to conversion, such holders could sell all or a substantial portion of their resulting shares of Class A Common Stock, which may adversely affect the price of the Company’s Class A Common Stock. See “—There may be sales of a substantial amount of Class A Common Stock by certain of the Company’s shareholders and these sales could cause the price of the Company’s securities to fall.”

At any time on or following the fourth anniversary of the issuance date, the Company may redeem all of the Series A Preferred Stock for a per-share amount in cash equal to the sum of (i) $1,000 plus (ii) any accrued and unpaid dividends. Holders representing a majority of the Series A Preferred Stock may elect to extend (a “Delayed Redemption Election”) the applicable expiration of the non-call period for one year up to three times, provided that the non-call period cannot be extended past the seventh anniversary of the issuance date. In the event of such a valid Delayed Redemption Election, the applicable conversion price will be increased as set forth in the Certificate of Designations. Any such redemption would involve the payment of cash that could have otherwise been used by the Company to enhance its operations, pay down its debt, take advantage of strategic opportunities, or pay dividends with respect to its Class A Common Stock.

The holders of shares of the Series A Preferred Stock will be entitled to vote on an as-converted basis with the holders of shares of the Company’s Class A Common Stock and Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock” and together with Class A Common Stock, “Common Stock”) as a single class, provided that no holder will be entitled to voting power greater than 4.9% of the aggregate total voting power of the outstanding shares of Common Stock. As a result, the voting power of the holders of the Company’s Class A Common Stock is diluted by the voting power of the holders of shares of the Series A Preferred Stock.

If any shares of Series A Preferred Stock remain outstanding as of the seventh year anniversary of issuance date, the holders of a majority of the then-outstanding shares of Series A Preferred Stock originally sold to the funds affiliated with Blue Owl will have the right to designate an individual to serve on the Board, or in their discretion, a non-voting board observer.

The Company may issue additional preferred stock in the future whose terms could materially adversely affect the value and rights of the Company’s Class A Common Stock.

In addition to the already issued Series A Preferred Stock, the Amended and Restated Certificate of Incorporation of the Company (the “A&R Charter”) authorizes the Company to issue, without the approval of its stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations, and relative rights, including preferences over the Company’s Class A Common Stock respecting dividends and distributions, as the Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of the Class A Common Stock. For example, the Company might grant holders of newly issued preferred stock the right to elect some number of the Company’s directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences the Company might assign to holders of newly issued preferred stock could affect the residual value of the Class A Common Stock.

Because we have no current plans to pay cash dividends on our shares of Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your shares of Class A Common Stock for a price greater than that which you paid for it.

We expect to retain future earnings, if any, for future operations, expansion, debt repayment, and the payment of quarterly dividends on our Series A Preferred Stock and have no current plans to pay any cash dividends on our Class A Common Stock for the foreseeable future. Any decision to declare and pay dividends on our Class A Common Stock in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our Board may deem relevant. In addition, our ability to pay dividends on our Class A Common Stock may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, by covenants set forth in the Certificate of Designations, and by covenants relating to any future series or class of preferred stock that we may issue. As a result, our stockholders may not receive any return on an investment in our shares of Class A Common Stock unless they sell our shares of Class A Common Stock for a price greater than that which they paid for it.

You may be diluted by the future issuance of additional Class A Common Stock or Class A LLC Units in connection with the Company’s incentive plans, acquisitions, warrants, notes, Series A Preferred Stock, or otherwise.

As of March 11, 2026, the Company had 8,551,931 shares of Class A Common Stock issued and vested, 425,850 shares of Class A Common Stock issued but unvested, and 5,991,022,219 shares of Class A Common Stock authorized but unissued, which authorized but unissued shares include 7,731,821 shares of Class A Common Stock issuable upon exchange of Class A LLC Units that are held by FOA Equity unitholders (other than the Company), 357,113 shares of Class A Common Stock issuable upon exchange of Class A LLC Units that are potentially issuable to AAG/Bloom in connection with our acquisition of operational assets from AAG/Bloom, 5,337,928 shares of Class A Common Stock issuable upon exchange of Exchangeable Secured Notes, 1,428,571 shares of Class A Common Stock issuable upon conversion of the Series A Preferred Stock (based on the conversion price as of March 11, 2026), 2,222,222 shares of Class A Common Stock issuable upon conversion of the Convertible Notes (based on the early conversion price of $18.00 per share applicable prior to the one year anniversary of the issuance date (on which the conversion price increases to $19.00 per share)), 720,000 shares of Class A Common Stock issuable upon exchange of Class A LLC Units that are issuable upon exercise of options granted to certain members of senior management, 770,000 shares of Class A Common Stock directly issuable upon exercise of options granted to certain members of senior management, 1,165,299 shares of Class A Common Stock issuable upon settlement of outstanding Non-LTIP Restricted Stock Units (“Non-LTIP RSUs”), 471,115 shares of Class A Common Stock issuable upon the occurrence of the First Earnout Achievement Date (or upon exchange of Class A LLC Units that are issuable upon the occurrence of the First Earnout Achievement Date) (38,161 of which would be exchanged to fund the settlement of the Earnout Right Restricted Stock Units (“Earnout Right RSUs”) that vest on the First

Earnout Achievement Date), 471,115 shares of Class A Common Stock issuable upon the occurrence of the Second Earnout Achievement Date (or upon exchange of Class A LLC Units that are issuable upon the occurrence of the Second Earnout Achievement Date) (38,161 of which would be exchanged to fund the settlement of the Earnout Right RSUs that vest on the Second Earnout Achievement Date), 1,437,500 shares of Class A Common Stock issuable upon exercise of certain warrants, and additional shares of Class A Common Stock issuable upon vesting (which occurs upon the consummation of a Change of Control (as defined in the Finance of America Companies Inc. 2021 Omnibus Incentive Plan)) of 2,000,000 Class B Units of FOA Equity (“Class B Units”) granted to certain of the Company’s executive officers, conversion of such Class B Units into a number of Class A LLC Units having a fair market value equal to the excess (if any) of the fair market value of the Company’s Class A Common Stock as of the vesting date over the closing price of the Company’s Class A Common Stock on the date of grant, and exchange of such resulting Class A LLC Units for shares of Class A Common Stock.

The A&R Charter authorizes the Company to issue these shares of Class A Common Stock and options, rights, warrants, preferred stock, and appreciation rights relating to Class A Common Stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the Second A&R LLC Agreement permits FOA Equity to issue an unlimited number of additional limited liability company interests of FOA Equity with designations, preferences, rights, powers, and duties that are different from, and may be senior to, those applicable to the Class A LLC Units, and which may be exchangeable for shares of Class A Common Stock. Further, as of March 11, 2026, the Company has reserved an aggregate of 1,216,215 additional shares of Class A Common Stock and Class A LLC Units for issuance under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (excluding the reserve for the options and the Non-LTIP RSUs described earlier in this paragraph). Any Class A Common Stock that the Company issues, including under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who own shares of Class A Common Stock.

There may be sales of a substantial amount of Class A Common Stock by certain of the Company’s shareholders and these sales could cause the price of the Company’s securities to fall.

Pursuant to the Registration Rights Agreement, dated as of April 1, 2021, by and among FOA and the shareholders party thereto, certain shareholders were entitled to demand that the Company register the resale of their securities subject to certain minimum requirements. These shareholders also have certain “piggyback” registration rights with respect to previously filed registration statements.

On June 9, 2022,our post-effective amendment No.1 on Form S-1 to Form S-3 was declared effective by the SEC (the “Registration Statement”). Further, on August 18, 2023, we filed a registration statement on Form S-3 (such registration statement, the “AAG/Bloom Registration Statement”) relating to the registration for offer and sale of the up to 3,389,366 shares of Class A Common Stock (which number reflects the 10:1 reverse splits of Class A Common Stock and Class A LLC Units, each effective on July 25, 2024) exchangeable by AAG/Bloom pursuant to the Exchange Agreement, dated as of April 1, 2021, by and among FOA, FOA Equity, and the holders of Class A LLC Units from time to time. The AAG/Bloom Registration Statement was declared effective by the SEC on September 1, 2023.

On October 31, 2024, FOAF issued $146,793,000 of 10.000% Exchangeable Senior Secured Notes due 2029 (the “Exchangeable Secured Notes”). The Exchangeable Secured Notes are exchangeable into shares of Class A Common Stock. The exchange rate is initially 36.36364 shares of Class A Common Stock per $1,000 principal amount of Exchangeable Secured Notes, which is equivalent to an initial exchange price of $27.50 per share of Class A Common Stock, and is subject to adjustment as provided in the related indenture. On March 14, 2025, we filed a registration statement on Form S-3 relating to the registration for offer and sale of the up to 5,337,928 shares of Class A Common Stock deliverable upon exchange of the Exchangeable Secured Notes (the “Exchangeable Secured Note Registration Statement”). The Exchangeable Secured Note Registration Statement was declared effective by the SEC on April 7, 2025.

On December 15, 2025, the Company issued 50,000 shares of Series A Preferred Stock. On February 13, 2026, we filed a registration statement on Form S-3 relating to the registration for offer and sale of the up to 50,000 shares of Series A Preferred Stock and 2,326,190 shares of Class A Common Stock issuable upon the conversion of the Series A Preferred Stock (the “Series A Preferred Stock Registration Statement” and together with the Registration Statement, the AAG/Bloom Registration Statement, and the Exchangeable Secured Note Registration Statement, the “Registration Statements”). The Series A Preferred Stock Registration Statement was declared effective by the SEC on February 25, 2026.

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

There can be no assurance that we will be able to satisfy the continued listing standards that are required to be satisfied in order for our Class A Common Stock to continue to be listed on the NYSE and NYSE Texas.

The NYSE and NYSE Texas impose requirements that must be complied with in order for securities to remain listed on the NYSE and NYSE Texas, some of which are not completely within the Company’s control. In the past (prior to the dual listing of our Class A Common Stock on NYSE Texas), we have received notices of non-compliance with the NYSE’s continued listing standards with respect to our Class A Common Stock because the average closing price of our Class A Common Stock had been below $1.00 for a consecutive 30 trading-day period. We effected a 1-for-10 reverse stock split of our Class A Common Stock on July 25, 2024 to regain compliance within the required timeframe for our Class A Common Stock to remain listed on the NYSE. We have not subsequently received any further notices of noncompliance from the NYSE or NYSE Texas with respect to our Class A Common Stock. However, it is possible that we may not be able to comply with continued listing standards of the NYSE and NYSE Texas for our Class A Common Stock in the future. Any such instance of noncompliance may result in the receipt of additional notices of noncompliance from the NYSE and NYSE Texas and ultimately in our Class A Common Stock being delisted.

The receipt of a notice of noncompliance from the NYSE and/or NYSE Texas can have adverse consequences for the Company, even if the Company is able to regain compliance and avoid delisting. Receipt of such a notice can have an adverse impact on investor sentiment and in turn result in a decrease in the share price of our Class A Common Stock. Further, receipt of such a notice can have an adverse impact on the sentiment of our debt investors and warehouse lenders and in turn make it more difficult to obtain and maintain these relationships in the future. Further, if the NYSE and/or NYSE Texas delists the Company’s Class A Common Stock from trading on its exchange for failure to meet the listing standards, the Company and its shareholders could face significant material adverse consequences including:

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

The Company was previously a “controlled company” within the meaning of the NYSE rules and, as a result, qualified for exemptions from certain corporate governance requirements. While the Company is no longer a “controlled company,” it is not required to come fully into compliance with such corporate governance requirements until the end of the applicable status change period. Until the Company comes fully into compliance with such requirements, the stockholders of the Company do not have the same protections afforded to stockholders of companies that are fully compliant with such requirements.

Prior to February 27, 2026, the Company was a “controlled company” within the meaning of the NYSE corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. As a result, the Company’s compensation committee and nominating and corporate governance committee have not historically been composed entirely of independent directors. By the 90th day following February 27, 2026, the Company will be required to cause its compensation committee and nominating and corporate governance committee to be composed of a majority of independent directors. By February 27, 2027, the Company will be required to cause its compensation committee and nominating and corporate governance committee to be composed entirely of independent directors. Until the Company comes fully into compliance with such requirements, the stockholders of the Company will not have the same protections afforded to stockholders of companies that are subject to and fully compliant with all of the corporate governance requirements of the NYSE.

The principal stockholder has substantial influence over the Company and its interests may conflict with the interests of the Company or its stockholders in the future.

The Company’s principal stockholder is party to a stockholders agreement (the “Stockholders Agreement”) and as of March 11, 2026, beneficially owned approximately 47.7% of the combined voting power of the Company’s Class A Common Stock, Class B Common Stock, and Series A Preferred Stock. Moreover, the Company agreed to nominate to our Board individuals designated by the principal stockholder in accordance with the Stockholders Agreement. The principal stockholder retains the right to designate directors subject to the maintenance of certain ownership requirements in us. As a result, for so long as the principal stockholder continues to own a significant percentage of the Company’s stock, it will be able to significantly influence the composition of the Board and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the principal stockholder will have significant influence with respect to the Company’s management, business plans, and policies, including the appointment and removal of the Company’s officers.

In particular, for so long as the principal stockholder continues to own a significant percentage of the Company’s stock, the principal stockholder will be able to exert significant influence over whether a change of control of the Company or a change in the composition of the Board occurs. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A Common Stock as part of a sale of the Company and ultimately might affect the market price of the Class A Common Stock.

As of March 11, 2026, the principal stockholder owned approximately 42.7% of the Class A LLC Units. Because it holds ownership interests directly in FOA Equity, the principal stockholder may have conflicting interests with holders of shares of the Class A Common Stock. For example, if FOA Equity makes distributions to the Company, the principal stockholder will also be entitled to receive such distributions pro rata in accordance with the percentage of their membership interest in FOA Equity and their preferences as to the timing and amount of any such distributions may differ from those of the Company’s public stockholders. The principal stockholder may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreement, whether and when to incur new or refinance existing indebtedness, and whether and when the Company should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration the principal stockholder’s tax or other considerations even where no similar benefit would accrue to the Company.

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

The Company has processes in place to assess the effectiveness of its information technology security program. The Company applies cybersecurity assessment tools that analyze the Company’s ability to identify, protect from, detect, respond to, govern, and recover from cybersecurity threats and that analyze the various controls put into place by the Company’s information security program. The Company also conducts an annual cybersecurity assessment to identify risks and issues and may conduct more frequent assessments as required by a material change to the Company’s cybersecurity risk. Further, the Company engages third parties to conduct penetration tests to assess the performance of the information technology security program. The results of these assessments and tests are reviewed by the Company’s enterprise security team and senior management and are used to identify areas of vulnerability, which the Company then works to address.

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

Management Oversight

We have a dedicated enterprise security team responsible for assessing and managing our material risks from cybersecurity threats. Our enterprise security team is led by our CISO, Chris Brouch, who has extensive experience in cybersecurity. Prior to his appointment as CISO in October 2025, he had served as our interim CISO since June 2025 and as our Deputy CISO since 2024. Before joining the Company, Mr. Brouch worked for Morgan Stanley, the National Security Agency, and the U.S. Marine Corps, where he held various leadership positions, including in cybersecurity. Mr. Brouch holds a BS in Cybersecurity.

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

Item 2. Properties
Our corporate, operations, and branch real estate portfolio consists of 55,000 square feet of leased office and retail space which is used to support our home equity-based financing solutions business. Our headquarters is in Plano, Texas. We maintain additional office space for other various corporate use and operations in Oklahoma, Minnesota, and California.
We regularly evaluate current and projected space requirements, considering the constraints of our existing lease agreements and the expected scale of our business. We operate through a hybrid workforce model that combines remote work for substantially all of our workforce with in-office work when required.

Item 3. Legal Proceedings
The information required with respect to this Part I, Item 3 can be found under Note 14 - Litigation in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K and such information is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock
Our Class A Common Stock has been traded on the NYSE since April 5, 2021. On August 15, 2025, FOA’s Class A Common Stock also began trading on NYSE Texas. FOA continues to maintain its primary listing on the NYSE and trades under the same “FOA” ticker symbol on both exchanges. There is no public trading market for our Class B Common Stock.
As of March 11, 2026, there were 15 stockholders of record of our Class A Common Stock and 12 stockholders of record of our Class B Common Stock. For our Class A Common Stock, the actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividends
We expect to retain future earnings, if any, for future operations, expansion, debt repayment, and the payment of quarterly dividends on our Series A Preferred Stock and have no current plans to pay any cash dividends on our Class A Common Stock for the foreseeable future. Any decision to declare and pay dividends on our Class A Common Stock in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our Board may deem relevant. In addition, our ability to pay dividends on our Class A Common Stock may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, by covenants set forth in the Certificate of Designations, and by covenants relating to any future series or class of preferred stock that we may issue.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to Note 26 - Equity in the Notes to Consolidated Financial Statements for additional information related to our compensation plans under which equity securities are authorized for issuance.
Issuer Purchases of Equity Securities
On August 4, 2025, the Company entered into the Repurchase Agreement, which was subsequently amended and restated by the Amended and Restated Repurchase Agreement on November 13, 2025. On December 4, 2025, pursuant to the Amended and Restated Repurchase Agreement, the Company repurchased shares of Class A Common Stock and Class A LLC Units. Refer to Note 23 - Related Party Transactions in the Notes to Consolidated Financial Statements for additional information.

Period	Number of Shares and Units Repurchased	Average Repurchase Price per Share or Unit	Number of Shares and Units Repurchased Under the Publicly Announced Repurchase Agreement	Maximum Number of Shares and Units Yet to Be Repurchased Under the Repurchase Agreement
10/1/2025 to 10/31/2025	—	$—	—	8,029,817
11/1/2025 to 11/30/2025	—	—	—	8,029,817
12/1/2025 to 12/31/2025	4,014,909	10.00	4,014,909	4,014,908
Total	4,014,909		4,014,909

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors. Also, see “Cautionary Note Regarding Forward-Looking Statements and Risk Factory Summary” in Part I of this Form 10-K. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” “FOA,” or the “Company” refer to Finance of America Companies Inc. and its consolidated subsidiaries. References to “FOA Equity” are to Finance of America Equity Capital LLC, a Delaware limited liability company, that the Company controls in an “UP-C” structure.

Overview
Finance of America Companies Inc. is a financial services holding company which, through its operating subsidiaries, is a leading provider of home equity-based financing solutions for a modern retirement. In addition, FOA offers capital markets and portfolio management capabilities primarily to optimize the distribution of its originated loans to investors.
FOA was incorporated in Delaware on October 9, 2020 and became a publicly-traded company on the NYSE in April 2021, with trading beginning on April 5, 2021. On August 15, 2025, FOA’s Class A Common Stock also began trading on NYSE Texas. FOA continues to maintain its primary listing on the NYSE and trades under the same “FOA” ticker symbol on both exchanges.
FOA has a controlling financial interest in FOA Equity. FOA Equity owns all of the outstanding equity interests in FOAF. FOAF wholly owns FAH and Incenter. FAH is the parent of a lending company, FAR, while Incenter is the parent of operating service companies that provide capital markets and portfolio management capabilities.
We are a leading provider of home equity-based financing solutions for a modern retirement, offering innovative financing tools to help homeowners aged 55 and over make the most of their housing wealth and achieve a more secure retirement. We are principally focused on offering reverse mortgage loan products and certain traditional home equity loan products throughout the U.S. We believe the U.S. home equity-based lending market opportunity is strong and that home equity-based financing solutions are a key component in addressing an existing underserved market of seniors in the U.S.
Our strategy and long-term growth initiatives are built upon a few key fundamental factors:
•We are focused on growing our core retirement solutions business in order to capitalize on the U.S. home equity-based lending market opportunity. We believe we can continue to enhance, expand, and more effectively dispatch our innovative suite of home equity-based financing solutions to help senior homeowners achieve their retirement goals.
•We distribute our products through multiple channels and utilize flexible technology platforms in order to scale our business and manage costs efficiently.
•We connect borrowers with investors. Our consumer-facing business leaders interface directly with the investor-facing professionals in our Portfolio Management segment, facilitating the development of attractive lending solutions for our customers with the confidence that the loans we generate can be efficiently and profitably monetized through sale or securitization to a deep pool of investors, which minimizes capital at risk, with the Company often retaining a future performance-based participation interest in the underlying cash flows of our monetized loans.
Through FAR, the Company originates, acquires, and services (in partnership with third-party subservicers) HECM loans, which are originated pursuant to the FHA HECM program and are insured by the FHA, and non-agency reverse mortgage loans, which are not insured by the FHA. We have launched several non-agency reverse mortgage loan products to serve the U.S. senior population. At the same time, we continuously look to develop and launch new products to satisfy this vast and largely underserved market. For example, we previously launched a non-agency second lien reverse mortgage loan product, second in priority behind the first lien of an existing traditional mortgage loan or home equity line of credit collateralized by the same mortgaged property. This second lien product has enabled us to serve borrowers who already have and desire to maintain a low-rate primary mortgage but want the convenience of a flexible second lien loan with no required monthly principal and interest payments. We anticipate pursuing partnerships with mortgage servicers in the future to make our second lien reverse mortgage loan product available to their eligible traditional mortgage customers with a streamlined approval process, which we expect to broaden the reach of, and raise originations volumes for, the second lien product. Additionally, in October 2025 we announced that we will begin to originate certain traditional home equity loan products. This marks the first time that we will originate traditional home equity loans and enables us to serve potential borrowers who need higher loan-to-value solutions than those provided by our suite of reverse mortgage loan products. Further, in December 2025, we announced a strategic partnership with funds managed by Blue Owl, which includes a joint innovation and product-development initiative focused on the continuous rollout of new, differentiated financial products tailored for people looking to maximize freedom, security, and opportunity throughout their retirement. These efforts exemplify our commitment to meet and serve new kinds of borrowers. We are a leader in this market and we are focused on developing and offering products for borrowers with interest in using home equity-based financing solutions as retirement planning tools, which we believe will continue to increase our addressable customer base and ultimately raise our origination volumes.
We originate reverse mortgage loans through a retail channel (consisting primarily of a centralized retail platform) and a TPO channel (consisting primarily of a network of mortgage brokers). In 2026, we have also begun originating traditional home equity loans initially through an AI platform provided by Better. In 2025, we continued to take steps to enhance our marketing and digital capabilities. In the first quarter of 2025, we completed the migration of our telephony platform, and we continued to enhance its performance throughout the year. In the second quarter of 2025, we launched and transitioned to our new brand platform, “A Better Way with FOA,” alongside the launch of a national advertising campaign, which integrates a mix of traditional and online mediums. This represents a shift in marketing strategy designed to enhance brand visibility and connect with a new generation of customers through modernized messaging that reflects the real-life goals and aspirations of today’s senior homeowners. We have also continued to enhance our digital capabilities by leveraging automated digital tools to improve efficiency and the overall ease of transacting. For example, in June 2025, we launched a digital pre-qualification tool for certain products that can deliver a three-minute pre-qualification experience, setting a new benchmark for speed and customer engagement in the industry. In the fourth quarter of 2025, we launched “Joy,” our AI-powered customer ambassador chatbot, to provide consumer support over the telephone. We are working to expand Joy’s capabilities, including to enable Joy to provide consumer support via the exchange of online instant messages, and have also been working on SMS engagement tools for sales teams. Additionally, in 2025 we engaged in efforts to refine the systems used by our mortgage broker partners to improve the efficiency and ease of originations via our TPO channel. We believe that these efforts will (i) increase brand and product recognition among customers and mortgage brokers, (ii) improve overall customer experience, and (iii) ultimately raise our origination volumes.
We are engaging in strategic partnerships in an effort to expand the reach of our products. In October 2025 we announced a strategic partnership with Better, pursuant to which we will originate traditional home equity loans through Better’s AI platform and serve as Better’s reverse mortgage origination partner, including both HECM loans and non-agency reverse mortgage loans. Better will initially leverage traditional platforms to offer these products; however our goal for this collaboration is to allow us to integrate our reverse mortgage products into a unified digital experience. Additionally, in November 2025 we announced that FAR and PHH, a subsidiary of Onity Group Inc., entered into an agreement pursuant to which FAR will acquire PHH’s HECM loan servicing portfolio and certain other reverse mortgage assets. In connection with the transaction, FAR will also acquire PHH’s pipeline of reverse mortgage loans, bring select members of PHH’s experienced origination team onto FAR’s platform, and enter into a subservicing arrangement with PHH. Following the transaction, we will engage with PHH to make our non-agency second lien reverse mortgage loan product available to PHH’s eligible traditional mortgage customers with a streamlined approval process. We anticipate pursuing partnerships with additional mortgage servicers in the future to make our non-agency second lien reverse mortgage loan product available to their eligible traditional mortgage customers with a streamlined approval process. We believe that these efforts will significantly broaden the reach of our products and ultimately raise our origination volumes.
Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM loans into HMBS, which Ginnie Mae guarantees, and sell HMBS in the secondary market while retaining the rights to service the HECM loans. When HECM loans are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM loans previously securitized into HMBS, we convey the HECM loans to HUD or liquidate them in accordance with program requirements, securitize them into privately placed MBS, or hold them for investment. In November 2024, Ginnie Mae announced the finalized term sheet for its HMBS 2.0 program. If implemented, the HMBS 2.0 program will enable us to securitize into HMBS additional HECM loans that are required to be bought out of pools of HECM loans securitized pursuant to Ginnie Mae’s existing HMBS program or otherwise not eligible for securitization pursuant to Ginnie Mae’s existing HMBS program (subject to expanded eligibility parameters applicable to the HMBS 2.0 program), increasing the HECM loans that we are able to securitize into HMBS. We either securitize non-agency reverse mortgage loans into MBS sold to investors or sell them as whole loans to investors, while retaining the right to service the loans. We may also decide to strategically hold certain non-agency reverse mortgage loans for investment. We expect to sell traditional home equity loans as whole loans to investors on a servicing released basis. The capabilities provided by the Portfolio Management segment allowed us to complete several sales and issuances of MBS backed by our loan products in 2025, including a nearly $2 billion securitization of non-agency reverse mortgage loans in September 2025, the largest in Company history. This demonstrates the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.

Repurchase Agreement
On August 4, 2025, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with FOA Equity, Blackstone Tactical Opportunities Associates - NQ L.L.C., BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership - NQ ESC L.P., and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”), which were deemed affiliates of the Company. Pursuant to the Repurchase Agreement, the Company was to purchase (the “Repurchase”) all of the Blackstone Investor’s shares of Class A Common Stock of the Company, Class B Common Stock of the Company, Class A LLC Units, and rights to receive shares of Class A Common Stock and Class A LLC Units pursuant to the Transaction Agreement, dated as of October 12, 2020 (the “Earnout Rights” and, together with such shares of Class A Common Stock, shares of Class B Common Stock, and Class A LLC Units, the “Sold Equity”), and the Tax Receivable Agreement, dated April 1, 2021 (the “Blackstone Tax Receivable Agreement”), between the Company and the Blackstone Investor was to be terminated. Each share of Class A Common Stock and each Class A LLC Unit was to be purchased for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights were to be purchased for no additional consideration, for total consideration of $80,298,170.
On November 13, 2025, the Company entered into an amended and restated version of the Repurchase Agreement with FOA Equity and the Blackstone Investor (the “Amended and Restated Repurchase Agreement”). Pursuant to the Amended and Restated Repurchase Agreement, the consummation of the Repurchase was expected to occur across two closings, referred to as the “First Closing” and the “Second Closing” (each, a “Closing”). The First Closing occurred on December 4, 2025, when the Company repurchased $40.1 million of the Sold Equity, or 1,596,142 shares of Class A Common Stock and 2,418,767 Class A LLC Units, in accordance with the Amended and Restated Repurchase Agreement. The Second Closing occurred on February 27, 2026, when the Company repurchased the remaining Sold Equity not repurchased at the First Closing (the “Second Closing Sold Equity”). Each share of Class A Common Stock and each Class A LLC Unit was purchased at the Second Closing for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights were purchased for no additional consideration, as was contemplated in the Repurchase Agreement. However, such price for the Class A Common Stock and the Class A LLC Units was, for the Second Closing Sold Equity, increased by a fixed per annum rate equal to 15.00% accruing monthly. Each Closing was subject to customary conditions and the First Closing was subject to the receipt of a customary opinion. Upon the completion of the Second Closing, the Blackstone Tax Receivable Agreement was terminated.
The remaining obligation as of December 31, 2025, related to the Second Closing Sold Equity, is recorded as Repurchase agreement obligation in the Consolidated Statements of Financial Condition, and equity is reduced as presented in the Consolidated Statements of Equity. In connection with the First Closing, the Company retired the repurchased Class A Common Stock by December 31, 2025.

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
Our Company is actively monitoring these events and their effects on the Company’s financial condition, liquidity, operations, industry, and workforce. These continuing economic impacts may cause additional volatility in the financial markets and may have an adverse effect on the Company’s results of future operations, financial condition, and liquidity in 2026 and beyond. See the Results of Operations section below.
For further discussion on the potential impacts of the Federal Reserve’s monetary policies and macroeconomic conditions, see “Risks Related to the Business of the Company” and “Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates due to U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our operations, financial performance, and earnings,” as well as “Risks Related to Our Lending Business” and “Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions” under the section entitled “Item 1A. Risk Factors.” Such risk factors may be amended or updated in our subsequent periodic reports filed with the SEC.

Components of Our Results of Operations
Revenues
Interest income
We earn interest income on our mortgage loans. Refer to Note 17 - Interest Income and Interest Expense in the Notes to Consolidated Financial Statements for additional information.
Interest expense
We incur interest expense on our HMBS related obligations, nonrecourse debt, and financing lines of credit. Interest expense also includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts. Refer to Note 17 - Interest Income and Interest Expense in the Notes to Consolidated Financial Statements for additional information.
Net origination gains
Net origination gains are the difference between the cost basis of loans and their estimated fair value recognized at the time of origination.
Gains on securitization of HECM tails, net
Gains on securitization of HECM tails, net, are the fair value gains we recognize from tail securitizations, net of Ginnie Mae guarantee fees.

Fair value changes from model amortization
Fair value changes from model amortization are from portfolio runoff and realization of modeled income and expenses.
Fair value changes from market inputs or model assumptions
Fair value changes from market inputs or model assumptions represent changes to the fair value of portfolio-related assets and liabilities that are not related to new originations, portfolio runoff, or realization of modeled income and expenses. These changes are driven primarily by updates to market inputs or changes in model assumptions. Refer to Note 5 - Fair Value in the Notes to Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques utilized to measure fair value.
Fee income
We earn origination fees from our customers for processing mortgage loan applications. Revenue is recognized upon the successful funding of the loan.
Non-funding interest income (expense), net
Non-funding interest income (expense), net, includes our non-portfolio interest income, the interest expense associated with the Company’s non-funding debt, and a gain on the exchange of our senior notes. Refer to Note 17 - Interest Income and Interest Expense in the Notes to Consolidated Financial Statements for additional information.
Expenses
Salaries, benefits, and related expenses
Salaries, benefits, and related expenses include salaries, bonuses, commissions, and other payroll related expenses.
Loan production and portfolio related expenses
Loan production and portfolio related expenses include loan origination costs and portfolio expenses associated with our securitizations.
Loan servicing expenses
Loan servicing expenses include costs related to the servicing and sub-servicing of loans.
Marketing and advertising expenses
Marketing and advertising expenses relate to our brand marketing, digital innovation strategy, and loan product information provided to our customers.
Amortization and depreciation
Amortization and depreciation include amortization of definite-lived intangible assets and depreciation of fixed assets.
General and administrative expenses
General and administrative expenses include communications and data processing costs, professional and consulting fees, occupancy, equipment rentals, office related expenses, and other expenses. Refer to Note 18 - General and Administrative Expenses in the Notes to Consolidated Financial Statements for additional information.
Impairment of Other Assets
Impairment of other assets includes charges recognized for the impairment of long-lived assets.
Other, Net
Other, net, primarily includes gains or losses on non-operating assets and liabilities.

Results of Operations
Consolidated Results
The following table presents our consolidated operating results from continuing operations (in thousands):

	Year ended
	December 31,
	2025	2024
Portfolio interest income:
Interest income	$1,919,970	$1,905,214
Interest expense	(1,659,210)	(1,637,286)
Net portfolio interest income	260,760	267,928

Other income (expense):
Net origination gains	226,068	179,837
Gains on securitization of HECM tails, net	45,365	45,535
Fair value changes from model amortization	(153,656)	(201,101)
Fair value changes from market inputs or model assumptions	146,963	55,924
Net fair value changes on loans and related obligations	264,740	80,195
Fee income	29,494	29,546
Non-funding interest income (expense), net	(57,562)	16,695
Net other income (expense)	236,672	126,436

Total revenues	497,432	394,364

Expenses
Salaries, benefits, and related expenses	145,770	138,360
Loan production and portfolio related expenses	54,303	36,205
Loan servicing expenses	31,162	31,323
Marketing and advertising expenses	48,608	39,429
Amortization and depreciation	38,595	38,947
General and administrative expenses	51,093	59,462
Total expenses	369,531	343,726
Impairment of other assets	—	(891)
Other, net	(14,804)	(6,931)
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$113,097	$42,816
Net interest income
All of our financial instruments, with the exception of certain notes payable, are either recorded at fair value or the carrying value approximated fair value. The interest recognized on these financial instruments is recorded in Interest income or Interest expense in the Consolidated Statements of Operations. The interest on our notes payable is recorded in Non-funding interest income (expense), net, in the Consolidated Statements of Operations. We evaluate net interest income through an evaluation of all components of interest income and interest expense.

The following table presents the components of net interest income (in thousands):

	Year ended
	December 31,
	2025	2024
Interest income:
Interest income on mortgage loans	$1,902,352	$1,890,700
Other interest income	17,618	14,514
Total portfolio interest income	1,919,970	1,905,214
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(1,575,252)	(1,559,341)
Interest expense on other financing lines of credit	(83,958)	(77,945)
Total portfolio interest expense	(1,659,210)	(1,637,286)
Net portfolio interest income	260,760	267,928

Non-funding interest income (expense), net(2)	(57,562)	16,695

Net interest income	$203,198	$284,623
(1) Interest expense on HMBS and nonrecourse obligations includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.
(2) For the year ended December 31, 2024, non-funding interest income (expense), net, included a $56.2 million gain on the exchange of our senior notes, which resulted in increased discount amortization expense for the year ended December 31, 2025. Refer to Note 13 - Notes Payable in the Notes to Consolidated Financial Statements for additional information.

For the year ended December 31, 2025 versus the year ended December 31, 2024
Net income from continuing operations before income taxes increased $70.3 million primarily as a result of the following:
•Fair value changes from market inputs or model assumptions increased $91.0 million primarily due to net changes in interest rates, yields, home price appreciation, and other inputs, which generated higher net fair value gains during the year ended December 31, 2025 compared to the 2024 period. Refer to Note 5 - Fair Value in the Notes to Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Fair value changes from model amortization improved $47.4 million primarily due to modeled yield on a larger portfolio during the year ended December 31, 2025 compared to the 2024 period. Net portfolio interest income decreased $7.2 million due to a higher cost of funds within our securitized financing portfolio, which was partially offset by gains on extinguishment of debt related to the purchases of securities that were previously issued by consolidated trusts.
•Net origination gains increased $46.2 million as a result of higher reverse mortgage loan origination volumes. We recognized $226.1 million in net origination gains on loan originations of $2.4 billion for the year ended December 31, 2025 compared to $179.8 million in net origination gains on loan originations of $1.9 billion for the comparable 2024 period.
•Non-funding interest income (expense), net, changed $74.3 million during the year ended December 31, 2025 compared to the 2024 period primarily due to a $56.2 million gain recognized on the exchange of our senior notes in 2024, which resulted in increased amortization of debt discount and issuance costs of $16.0 million in 2025. This was partially offset by a lower cost of funds and outstanding balances on our working capital promissory notes during the year ended December 31, 2025 compared to the 2024 period. Refer to Note 13 - Notes Payable in the Notes to Consolidated Financial Statements for additional information.
•Total expenses increased $25.8 million primarily due to an increase in loan portfolio related expenses as a result of higher securitization expenses, an increase in marketing and advertising expenses related to brand marketing and our digital innovation strategy, and an increase in salaries, benefits, and related expenses as a result of higher compensation resulting from increased loan production. These increases were partially offset by decreases in average headcount and in general and administrative expenses primarily due to cost-

cutting measures implemented in 2024 and continued into 2025 to align expenses with our focus on providing home equity-based financing solutions for a modern retirement.
•Other, net, decreased $7.9 million primarily due to valuation changes in certain non-operating assets, the convertible notes, and deferred purchase price liabilities.

Our Segments
Our business operates through two reportable segments: Retirement Solutions and Portfolio Management. A description of the business conducted by each of these segments is provided below.
Retirement Solutions
Our Retirement Solutions segment conducts all of our Company’s loan origination activity, including the origination and acquisition of HECM loans and non-agency reverse mortgage loans through both the retail and TPO channels. The Retirement Solutions segment generates revenue from fees earned at the time of loan origination as well as from the initial estimate of net origination gains, with all originated loans accounted for at fair value. Once originated, the loans are transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in the revenues of our Portfolio Management segment until final disposition.
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the Company. Our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided primarily by our FINRA registered broker-dealer, allow us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and, where appropriate, retain assets on the balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring interest and other servicing-related income. The Portfolio Management segment primarily generates revenue from the net interest income and fair value changes on portfolio assets, monetized through securitization, sale, or other financing of those assets.
See the Segment Results section below and Note 20 - Business Segment Reporting in the Notes to Consolidated Financial Statements for additional financial information about our segments.

Segment Results
Revenues and fees are directly attributed to their respective segments at the time services are performed. Revenues generated on inter-segment services performed are valued based on estimated market value. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the years ended December 31, 2025 and 2024. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.

Retirement Solutions Segment
The following table presents our Retirement Solutions segment’s results (in thousands):

	Year ended
	December 31,
	2025	2024
Net origination gains	$226,068	$179,837
Fee income	26,914	26,477
Total revenues	252,982	206,314
Total expenses	206,771	194,944
Impairment of other assets	—	(291)
Other, net	—	(174)
NET INCOME BEFORE INCOME TAXES	$46,211	$10,905

Key Metrics
The following table presents our Retirement Solutions segment’s key metrics (in thousands, except units):

	Year ended
	December 31,
	2025	2024
Reverse mortgage loan origination volume
Loan origination volume(1)	$2,384,559	$1,917,298
Loan origination volume - tails(2)	943,740	1,022,379
Total loan origination volume	$3,328,299	$2,939,677
Total reverse mortgage loan origination volume - units(1)	9,619	8,995

Reverse mortgage loan origination volume - by channel(1)
TPO	$1,590,669	$1,159,382
Retail	793,890	757,916
Total reverse mortgage loan origination volume	$2,384,559	$1,917,298
(1) Loan origination volumes consist of initial reverse mortgage loan borrowing amounts.
(2) Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which are added to the balance of the reverse mortgage loans and which we are able to subsequently securitize.

Revenues
The following table presents the components of our Retirement Solutions segment’s total revenues (in thousands):

	Year ended
	December 31,
	2025	2024
Net origination gains:
TPO	$220,571	$147,961
Retail	80,606	81,026
Acquisition costs	(75,109)	(49,150)
Total net origination gains	226,068	179,837
Fee income	26,914	26,477
Total revenues	$252,982	$206,314

For the year ended December 31, 2025 versus the year ended December 31, 2024
Total revenues increased $46.7 million or 22.6% as a result of the following:
•Net origination gains increased $46.2 million or 25.7% as a result of higher reverse mortgage loan origination volumes. We originated $2.4 billion of reverse mortgage loans for the year ended December 31, 2025, an increase of 24.4%, compared to $1.9 billion for the comparable 2024 period. During the year ended December 31, 2025, the weighted average margin on reverse mortgage loan production was 9.48% compared to 9.38% in 2024, an increase of 0.10%.

Expenses
The following table presents the components of our Retirement Solutions segment’s total expenses (in thousands):

	Year ended
	December 31,
	2025	2024
Salaries	$59,993	$54,674
Commissions and bonuses	22,413	18,770
Other salary related expenses	9,610	10,004
Total salaries, benefits, and related expenses	92,016	83,448

Loan production expenses	6,745	7,887
Marketing and advertising expenses	48,572	39,337
Amortization and depreciation	37,312	37,751
General and administrative expenses	22,126	26,521
Total expenses	$206,771	$194,944

For the year ended December 31, 2025 versus the year ended December 31, 2024
Total expenses increased $11.8 million or 6.1% as a result of the following:
•Marketing and advertising expenses increased $9.2 million or 23.5% related to brand marketing and our digital innovation strategy. This increase was partially offset by a $4.4 million decrease in General and administrative expenses during the year ended December 31, 2025 primarily due to cost-cutting measures implemented in 2024 and continued into 2025 to align expenses with our focus on providing home equity-based financing solutions for a modern retirement.
•Total salaries, benefits, and related expenses increased $8.6 million or 10.3% primarily due to higher compensation resulting from increased loan production, partially offset by a decrease in average headcount during the year ended December 31, 2025 when compared to the 2024 period.

Portfolio Management Segment
The following table presents our Portfolio Management segment’s results (in thousands):

	Year ended
	December 31,
	2025	2024
Portfolio interest income:
Interest income	$1,919,970	$1,905,214
Interest expense	(1,659,210)	(1,637,286)
Net portfolio interest income	260,760	267,928

Other income (expense):
Gains on securitization of HECM tails, net	45,365	45,535
Fair value changes from model amortization	(153,656)	(201,101)
Fair value changes from market inputs or model assumptions	146,963	55,924
Net fair value changes on loans and related obligations	38,672	(99,642)
Fee income	3,072	3,561
Net other income (expense)	41,744	(96,081)
Total revenues	302,504	171,847
Total expenses	104,150	87,449
NET INCOME BEFORE INCOME TAXES	$198,354	$84,398

The following table presents the assets and liabilities in our Portfolio Management segment (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$33,028	$29,355
Restricted cash	234,885	254,335
Loans held for investment, subject to HMBS related obligations, at fair value	19,135,403	18,669,962
Loans held for investment, subject to nonrecourse debt, at fair value	10,026,177	9,288,403
Loans held for investment, at fair value	870,081	520,103
Other assets, net	158,944	115,120
Total earning assets	30,458,518	28,877,278

HMBS related obligations, at fair value	18,912,226	18,444,370
Nonrecourse debt, at fair value	9,736,493	8,954,068
Other financing lines of credit	1,187,699	918,247
Payables and other liabilities	55,524	55,746
Total financing of portfolio	29,891,942	28,372,431

Net carrying value of earning assets	$566,576	$504,847

Key Metrics
The following tables present our Portfolio Management segment’s key metrics (dollars in thousands):

	December 31, 2025	December 31, 2024
Reverse Mortgage Loans
Active UPB	$27,833,679	$26,477,354
Due and payable	516,618	415,400
Foreclosure	559,300	504,675
Claims pending	98,477	79,138
Ending UPB	$29,008,074	$27,476,567
Loan count	88,493	90,340
Average UPB	$328	$304
Weighted average coupon	6.71%	7.11%
Weighted average age (in months)	50	45
Percentage of UPB in foreclosure	1.9%	1.8%

	Year ended
	December 31,
	2025	2024
Capital Markets Transactions
Number of securitizations	6	8
Notes issued	$5,369,224	$3,617,495
Revenues
The following table presents the components of our Portfolio Management segment’s total revenues (in thousands):

	Year ended
	December 31,
	2025	2024
Portfolio interest income:
Interest income	$1,919,970	$1,905,214
Interest expense	(1,659,210)	(1,637,286)
Net portfolio interest income	260,760	267,928

Other income (expense):
Gains on securitization of HECM tails, net	45,365	45,535
Fair value changes from model amortization	(153,656)	(201,101)
Fair value changes from market inputs or model assumptions	146,963	55,924
Net fair value changes on loans and related obligations	38,672	(99,642)
Fee income	3,072	3,561
Net other income (expense)	41,744	(96,081)
Total revenues	$302,504	$171,847
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
The following table presents the components of net portfolio interest income (in thousands):

	Year ended
	December 31,
	2025	2024
Interest income:
Interest income on mortgage loans	$1,902,352	$1,890,700
Other interest income	17,618	14,514
Total portfolio interest income	1,919,970	1,905,214
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(1,575,252)	(1,559,341)
Interest expense on other financing lines of credit	(83,958)	(77,945)
Total portfolio interest expense	(1,659,210)	(1,637,286)
Net portfolio interest income	$260,760	$267,928
(1) Interest expense on HMBS and nonrecourse obligations includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.

For the year ended December 31, 2025 versus the year ended December 31, 2024
Total revenues increased $130.7 million as a result of the following:
•Fair value changes from market inputs or model assumptions increased $91.0 million primarily due to net changes in interest rates, yields, home price appreciation, and other inputs, which generated higher net fair value gains during the year ended December 31, 2025 compared to the 2024 period. Refer to Note 5 - Fair Value in the Notes to Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Fair value changes from model amortization improved $47.4 million primarily due to modeled yield on a larger portfolio during the year ended December 31, 2025 compared to the 2024 period. Net portfolio interest income decreased $7.2 million due to a higher cost of funds within our securitized financing portfolio, which was partially offset by gains on extinguishment of debt related to the purchases of securities that were previously issued by consolidated trusts.

Expenses
The following table presents the components of our Portfolio Management segment’s total expenses (in thousands):

	Year ended
	December 31,
	2025	2024
Salaries	$11,591	$11,299
Commissions and bonuses	1,910	2,188
Other salary related expenses	1,518	2,026
Total salaries, benefits, and related expenses	15,019	15,513

Loan portfolio related expenses	47,558	28,318
Loan servicing expenses	31,162	31,323
Marketing and advertising expenses	—	41
Amortization and depreciation	45	77
General and administrative expenses	10,366	12,177
Total expenses	$104,150	$87,449

For the year ended December 31, 2025 versus the year ended December 31, 2024
Total expenses increased $16.7 million or 19.1% as a result of the following:
•Loan portfolio related expenses increased $19.2 million or 68% due to higher securitization expenses during the year ended December 31, 2025 compared to the 2024 period. We issued $5.4 billion of notes during the year ended December 31, 2025 compared to $3.6 billion for the 2024 period.
•General and administrative expenses decreased $1.8 million or 14.9% during the year ended December 31, 2025 primarily due to cost-cutting measures implemented in 2024 and continued into 2025 to align expenses with our focus on providing home equity-based financing solutions for a modern retirement.

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
The following table presents Corporate and Other results (in thousands):

	Year ended
	December 31,
	2025	2024
Non-funding interest income (expense), net	$(57,562)	$16,695
Total revenues	(57,562)	16,695
Total expenses	59,102	61,825
Impairment of other assets	—	(600)
Other, net	(14,804)	(6,757)
NET LOSS BEFORE INCOME TAXES	$(131,468)	$(52,487)
The following table presents the components of Corporate and Other total expenses (in thousands):

	Year ended
	December 31,
	2025	2024
Salaries and bonuses	$58,101	$52,539
Other salary related expenses	7,282	8,942
Shared services - payroll allocations	(26,648)	(22,082)
Total salaries, benefits, and related expenses	38,735	39,399

Marketing and advertising expenses	36	51
Amortization and depreciation	1,238	1,119

Communications and data processing and other expenses	18,954	24,215
Professional and consulting fees	12,679	11,795
Shared services - general and administrative allocations	(12,540)	(14,754)
Total general and administrative expenses	19,093	21,256

Total expenses	$59,102	$61,825

For the year ended December 31, 2025 versus the year ended December 31, 2024
Total revenues decreased $74.3 million as a result of the following:
•Non-funding interest income (expense), net, changed $74.3 million during the year ended December 31, 2025 compared to the 2024 period primarily due to a $56.2 million gain recognized on the exchange of our senior notes in 2024, which resulted in increased amortization of debt discount and issuance costs of $16.0 million 2025. This was partially offset by a lower cost of funds and outstanding balances on our working capital promissory notes during the year ended December 31, 2025 compared to the 2024 period. Refer to Note 13 - Notes Payable in the Notes to Consolidated Financial Statements for additional information.
Total expenses decreased $2.7 million or 4.4% as a result of the following:
•General and administrative expenses, net of shared services allocations, decreased $2.2 million or 10.2% during the year ended December 31, 2025 primarily due to cost-cutting measures implemented in 2024 and continued into 2025 to align expenses with our focus on providing home equity-based financing solutions for a modern retirement.
Other, net, decreased $8.0 million primarily due to valuation changes in certain non-operating assets, the convertible notes, and deferred purchase price liabilities.

Non-GAAP Financial Measures
The Company’s management evaluates performance of the Company through the use of certain financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including adjusted net income, adjusted EBITDA, adjusted earnings per share, and tangible equity.
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
These non-GAAP financial measures should not be considered as an alternative to net income, operating cash flows, or any other performance measures determined in accordance with U.S. GAAP. Adjusted net income, adjusted EBITDA, adjusted earnings per share, and tangible equity have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations of these metrics are: (i) cash expenditures for future contractual commitments; (ii) cash requirements for working capital needs; (iii) cash requirements for certain tax payments; and (iv) all non-cash income/expense items.
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
Adjusted Net Income
We define adjusted net income as net income from continuing operations adjusted for:
1.Income taxes
2.Changes in fair value of loans, retained bonds, and related obligations due to market inputs or model assumptions, deferred purchase price liabilities, warrant liability, convertible notes, and the exchange of our senior notes.
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

6.Income tax provision adjustments to apply an effective combined federal and state corporate tax rate to adjusted net income before income taxes.
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
Adjusted EBITDA
We define adjusted EBITDA as net income from continuing operations adjusted for:
1.Income taxes
2.Changes in fair value of loans, retained bonds, and related obligations due to market inputs or model assumptions, deferred purchase price liabilities, warrant liability, convertible notes, and the exchange of our senior notes.
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
Adjusted Earnings Per Share
We define adjusted earnings per share as adjusted net income (defined above) plus interest expense on the exchangeable senior secured notes, net of a tax effect, if dilutive for adjusted earnings per share, divided by the weighted average shares outstanding, which includes outstanding Class A Common Stock plus the Class A LLC Units owned by the noncontrolling interest on an if-converted basis, the exchange of the exchangeable senior secured notes on an if-converted basis if they are dilutive for adjusted earnings per share, the conversion of the convertible notes on an if-converted basis, the conversion of the preferred stock on an if-converted basis, and any shares under the treasury stock method.
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

Reconciliation to GAAP
The following table presents a reconciliation of net income from continuing operations to adjusted net income and adjusted EBITDA, as well as adjusted earnings per share and tangible equity (in thousands, except for share data):

	Year ended
	December 31,
	2025	2024
Reconciliation of net income from continuing operations to adjusted net income and adjusted EBITDA
Net income from continuing operations	$109,578	$40,418
Add back: Provision for income taxes	(3,519)	(2,398)
Net income from continuing operations before income taxes	113,097	42,816
Adjustments for:
Changes in fair value(1)	(62,410)	(75,018)
Amortization or impairment of intangibles and impairment of other assets	37,189	38,080
Equity-based compensation	10,161	9,024
Certain non-recurring costs	2,878	4,366
Adjusted net income before income taxes	100,915	19,268
Provision for income taxes	(26,728)	(5,181)
Adjusted net income	74,187	14,087
Provision for income taxes	26,728	5,181
Depreciation	1,406	1,758
Interest expense on non-funding debt	40,369	38,669
Adjusted EBITDA	$142,690	$59,695

GAAP PER SHARE MEASURES
Net income from continuing operations attributable to holders of Class A Common Stock	$48,027	$17,496
Basic weighted average shares outstanding	9,537,237	9,850,903
Basic earnings per share from continuing operations	$5.04	$1.78
If-converted method net income from continuing operations	$106,179	$31,756
Diluted weighted average shares outstanding	26,930,745	23,406,233
Diluted earnings per share from continuing operations	$3.94	$1.36

NON-GAAP PER SHARE MEASURES
Adjusted net income	$74,187	$14,087
Exchangeable senior secured notes interest expense(2)	10,581	—
Total	$84,768	$14,087
Weighted average shares outstanding	27,910,523	23,406,233
Adjusted earnings per share	$3.04	$0.60

	December 31, 2025	December 31, 2024
Total equity	$395,627	$315,664
Less: Intangible assets, net	179,615	216,342
Tangible equity	$216,012	$99,322
(1) Changes in fair value - The adjustment for changes in fair value includes changes in fair value of loans, retained bonds, and related obligations due to market inputs or model assumptions, deferred purchase price liabilities, warrant liability, convertible notes, and the exchange of our senior notes.

Changes in fair value of loans, retained bonds, and related obligations due to market inputs or model assumptions - This adjustment relates to changes in the significant market or model input components of the fair value for loans, retained bonds, and related obligations. We include an adjustment for the significant market or model input components of the change in fair value because, while based on real observable and/or predicted changes in drivers of the valuation of assets or liabilities, they may be mismatched in any given period with the actual change in the underlying economics or when they will be realized in actual cash flows. Changes in fair value of loans, retained bonds, and related obligations include changes in fair value and related hedge gains and losses for the following:
1.Loans held for investment, subject to HMBS related obligations, at fair value;
2.Loans held for investment, subject to nonrecourse debt, at fair value;
3.Loans held for investment, at fair value;
4.Loans held for sale, at fair value;
5.Retained bonds, at fair value;
6.HMBS related obligations, at fair value; and
7.Nonrecourse debt, at fair value.
The adjustment for changes in fair value of loans, retained bonds, and related obligations due to market inputs or model assumptions is calculated based on changes in fair value associated with the above assets and liabilities calculated in accordance with U.S. GAAP, excluding the estimated impact of the change in fair value attributable to net origination gains and the change in fair value attributable to post-origination loan advances, accretion, and model amortization (i.e., portfolio run-off), net of hedge gains and losses, and any securitization expenses incurred in securitizing our mortgage loans held for investment, subject to nonrecourse debt. This adjustment represents changes in accounting estimates that are measured in accordance with U.S. GAAP. Actual results may differ from those estimates and assumptions due to factors such as changes in the economy, interest rates, secondary market pricing, prepayment assumptions, home prices, or discrete events affecting specific borrowers, and such differences could be material. Accordingly, this number should be understood as an estimate, and the actual adjustment could vary if our modeling is incorrect.
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
Change in fair value related to the exchange of our senior notes - We accounted for the exchange of our senior notes as an extinguishment of the senior unsecured notes and the issuance of the senior secured notes and exchangeable senior secured notes (collectively, the “Secured Notes”). The Secured Notes were initially recorded at fair value. The gain recognized on the exchange of the senior notes and the amortization of the Secured Notes discount are both included in this adjustment.
(2) Exchangeable senior secured notes interest expense - The adjustment for exchangeable senior secured notes interest expense includes interest expense on our exchangeable senior secured notes, excluding amortization of the discount related to the notes, net of an income tax benefit adjustment to apply an effective combined federal and state corporate tax rate to the expense, if dilutive for adjusted earnings per share.

Liquidity and Capital Resources
FOA is a holding company and generally has no material assets other than its direct and indirect ownership of Class A LLC Units. FOA has no independent means of generating revenue. FOA Equity may make distributions to its holders of Class A LLC Units, including FOA, in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRA obligation, and dividends, if any, declared by FOA. Deterioration in the financial condition, earnings, or cash flow of FOA Equity and its subsidiaries for any reason could limit or impair FOA Equity’s ability to make such distributions. In addition, FOA Equity is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FOA Equity (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FOA Equity are generally subject to similar legal limitations on their ability to make distributions to FOA Equity. Further, our existing financing arrangements include, and any financing arrangement that we enter into in the future may include, restrictions that impact FOA Equity’s ability to make distributions to FOA.
Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which could result in additional expenses or dilution.
Sources and Uses of Cash
Our primary sources of funds for liquidity include: (i) payments received from the sale or securitization of loans; (ii) proceeds from payments on our outstanding participating interests in loans; and (iii) advances on warehouse facilities, other secured borrowings, our various notes, and other financing transactions.
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
Cash Flows
The following table presents amounts from our Consolidated Statements of Cash Flows (in thousands):

	Year ended
	December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(429,746)	$(423,815)
Investing activities	854,887	340,912
Financing activities	(402,454)	160,097
Effect of exchange rate changes on cash and cash equivalents	(9)	(27)
Net increase in cash and cash equivalents and restricted cash	$22,678	$77,167
Net increase in cash and cash equivalents	$42,120	$901
Net increase (decrease) in restricted cash	(19,442)	76,266
Our cash and cash equivalents and restricted cash increased by $22.7 million for the year ended December 31, 2025 compared to an increase of $77.2 million during the comparable period in 2024. Our cash and cash equivalents, excluding restricted cash, increased $42.1 million for the year ended December 31, 2025 compared to an increase of $0.9 million during the comparable period in 2024.
Operating Cash Flow
Cash flows from operating activities decreased by $5.9 million for the year ended December 31, 2025 compared to the corresponding 2024 period, which was primarily attributable to an increase in cash used for originations of loans held for sale, net of proceeds on sale.
Investing Cash Flow
The increase of $514.0 million in cash flows from our investing activities during the year ended December 31, 2025 compared to the 2024 period was primarily attributable to a $413.8 million increase in proceeds/payments on loans held for investment, net of cash used for purchases and originations, and a $113.5 million increase in proceeds/payments on loans held for investment, subject to nonrecourse debt, net of cash used for purchases and originations. This was partially offset by a decrease of $5.5 million in proceeds on the sale of MSR.
Financing Cash Flow
The decrease of $562.6 million in cash flows from our financing activities during the year ended December 31, 2025 compared to the 2024 period was primarily driven by a $398.0 million increase in payments on HMBS related obligations, net of proceeds, a $356.2 million increase in payments on nonrecourse debt, net of proceeds, a $103.2 million increase in payments on notes payable, net of proceeds, and $40.1 million of cash used for the repurchase of Class A Common Stock and Class A LLC Units. This was partially offset by a $279.7 million decrease in payments on other financing lines of credit, net of proceeds, and a $49.3 million increase in proceeds from issuance of the Series A Preferred Stock.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. These covenants are measured at FAH or FAR. The Company was in compliance with the financial covenants as of December 31, 2025. Refer to Note 10 - Other Financing Lines of Credit in the Notes to Consolidated Financial Statements for additional information.
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
As of December 31, 2025, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. FAR’s actual ratio of adjusted net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations do not meet the requirements of sale accounting and are not derecognized upon date of transfer. As a result, the Company accounts for HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations as secured borrowings and continues to recognize the loans as held for investment, subject to HMBS related obligations or nonrecourse debt, along with the corresponding liability for the HMBS related obligations or nonrecourse debt. Based on this, FAR requested and received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of December 31, 2025, FAR was in compliance with applicable requirements.
Refer to Note 21 - Liquidity and Capital Requirements in the Notes to Consolidated Financial Statements for additional information.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of December 31, 2025, our total debt obligations were $30.2 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
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
Remittances received on the reverse mortgage loans, proceeds received from the sale of real estate owned, and our funds used to repurchase reverse mortgage loans are used to reduce the HMBS related obligations by making payments to the securitization pools, which then remit the payments to the beneficial interest holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse mortgage loans and real estate owned properties, as well as by events of default stipulated in the reverse mortgage loan agreements with borrowers. As an HMBS issuer, FAR assumes certain obligations related to each security it issues. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once they reach the maximum UPB limits that were established at loan origination. Performing repurchased loans are generally conveyed to HUD, and nonperforming repurchased loans are generally liquidated in accordance with program requirements.
As of December 31, 2025, we had HMBS related obligations of $18.9 billion and HECM loans pledged as collateral to the pools of $19.1 billion, both recorded at fair value.
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
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program, which include non-agency reverse mortgage loans and HECM buyouts. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings, with the loan assets and liabilities included in the Consolidated Statements of Financial Condition as Loans held for investment, subject to nonrecourse debt, at fair value, and Nonrecourse debt, at fair value, respectively. As of December 31, 2025, we had nonrecourse debt-related borrowings of $9.7 billion and loans held for investment pledged as collateral for the nonrecourse debt of $10.0 billion, both recorded at fair value.
Refer to Note 9 - Nonrecourse Debt, at Fair Value, in the Notes to Consolidated Financial Statements for additional information.

Other Financing Lines of Credit
Reverse Mortgage Warehouse Facilities
As of December 31, 2025, we had $1.2 billion in warehouse lines of credit capacity collateralized by first and second lien mortgages, with a $737.4 million aggregate principal amount drawn through nine funding facility arrangements with eight active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans, or as loan and security agreements under which eligible loans are pledged to the lender as collateral. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and/or pledge eligible mortgage loans to the lender and comply with various financial and other covenants. The facilities generally have one-year maturity terms. Under the facilities, mortgage loans are generally transferred and/or pledged at an advance rate that is less than the principal balance of the loans (the “haircut”), which serves as the primary credit enhancement for the lender. Since the advances to us are generally for less than 100% of the principal balance of the mortgage loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is the Secured Overnight Financing Rate, plus applicable margin.
The following table presents additional information about our warehouse facilities as of December 31, 2025 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	Outstanding Balance
Committed	June 2026 - October 2026	$545,000	$467,815
Uncommitted	March 2026 - December 2026	640,000	269,620
Total reverse warehouse facilities		$1,185,000	$737,435
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
Interest is generally payable at the time the loan is settled off the line or monthly in arrears, and the principal is payable upon receipt of loan sale or securitization proceeds, upon transfer of a loan to another line of credit, or upon maturity of the facility. The facilities may also require the outstanding principal to be repaid if a loan remains on the line longer than a contractual period of time, which generally ranges from 45 to 365 calendar days.
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
Other Secured Lines of Credit
As of December 31, 2025, we collectively had $495.0 million in additional secured facilities with $450.3 million aggregate principal amount drawn through credit agreements or master repurchase agreements with six funding facility arrangements and five active lenders. These facilities are secured by, among other things, eligible asset-backed securities, HECM MSR, and unsecuritized tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we generally must transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under the facilities, we generally transfer the assets at a haircut, which serves as the primary credit enhancement for the lender.
The following table presents additional information about our other secured lines of credit as of December 31, 2025 (in thousands):

Other Secured Lines of Credit	Maturity Date	Total Capacity	Outstanding Balance
Committed	Various(1)	$454,991	$429,995
Uncommitted	October 2026	40,000	20,269
Total other secured lines of credit		$494,991	$450,264
(1) These lines of credit are tied to the maturity date of the underlying mortgage related assets or HECM MSR that have been pledged as collateral.
We pay certain up-front and ongoing fees based on our utilization with respect to many of these facilities. We pay commitment fees based upon the limit of the facility and unused fees are paid if utilization falls below a certain amount.
Interest is generally payable at the time the loan or securities are settled off the line or monthly in arrears, and the principal is payable upon receipt of asset sale or securitization proceeds, upon principal distributions on the underlying pledged securities, upon transfer of assets to another line of credit, or upon maturity of the facility.
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with all financial covenants as of December 31, 2025.
Refer to Note 10 - Other Financing Lines of Credit in the Notes to Consolidated Financial Statements for additional information.
Notes Payable
Senior Notes Exchange
On November 5, 2020, FOAF issued $350 million aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Unsecured Notes”). On October 31, 2024 (the “Issue Date”), FOAF completed an exchange with certain existing noteholders of the 2025 Unsecured Notes. Existing noteholders, representing 97.892% of the aggregate principal amount outstanding of the 2025 Unsecured Notes, exchanged their respective 2025 Unsecured Notes in consideration for (i) the issuance of (a) $195,783,947 of FOAF’s new 7.875% Senior Secured Notes due November 30, 2026, with FOAF’s option to extend until November 30, 2027 (subsequently amended as described below), (b) $146,793,000 of FOAF’s new 10.000% Exchangeable Senior Secured Notes due November 30, 2029, and (ii) cash consideration of $856,555.
Senior Secured Notes
In accordance with the amendments as described below, the Senior Secured Notes will mature on November 30, 2026 (the “Scheduled Maturity Date”), provided that such Scheduled Maturity Date may be extended at the election of FOAF until November 30, 2027 (the “Extended Maturity Date”). The Senior Secured Notes bore interest at a rate of 7.875% per year until the first anniversary of the Issue Date and bear interest at a rate of 8.875% per year from the first anniversary of the Issue Date to the Scheduled Maturity Date. If FOAF elects the extension, the Senior Secured Notes will bear interest at a rate of 9.875% per year from the Scheduled Maturity Date until the Extended Maturity Date. FOAF pays interest semi-annually in arrears on May 30 and November 30 of each year, beginning on November 30, 2024.
In order to permit the transactions under the Repurchase Agreement, FOA Equity, FOAF, certain of their direct and indirect subsidiaries who act as guarantors, and a requisite majority of holders of FOAF’s Secured Notes entered into certain amendments which provide that $60 million of the principal amount of the Senior Secured Notes will mature on the Scheduled Maturity Date, with FOAF retaining the option to extend the remaining principal balance to the Extended Maturity Date.
Pursuant to the Senior Secured Notes indenture, FOAF was required to partially prepay in cash, by means of a redemption, a portion of the outstanding principal amount of the Senior Secured Notes in November 2025, in an amount equal to $0.23 per $1.00 principal amount of Senior Secured Notes outstanding, or $45.0 million.
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
2025 Unsecured Notes
The 2025 Unsecured Notes bore interest at a rate of 7.875% per year, payable semi-annually in arrears on May 15 and November 15. The 2025 Unsecured Notes were repaid and terminated in full in November 2025.
Convertible Notes
On August 4, 2025, the Company entered into convertible note purchase agreements with certain existing institutional investors, providing for the purchase of an aggregate of $40 million of a new series of unsecured convertible promissory notes. The Convertible Notes, funded and issued on August 4, 2025, mature on August 4, 2028, have a 0% coupon rate, and are convertible, in whole or in part, at the option of the Company or the holder into shares of Class A Common Stock at $18.00 per share for the first year following the issuance date or $19.00 per share starting one year from the issuance date, in each case, subject to customary adjustments. If neither the Company nor the holder elects to convert the Convertible Notes into shares of Class A Common Stock, the $40 million will be payable on the maturity date. The Company has elected to account for the Convertible Notes at fair value under the fair value option.
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
As of December 31, 2025, the Company was in compliance with all required covenants of our notes payable.

Refer to Note 13 - Notes Payable and Note 23 - Related Party Transactions in the Notes to Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments
The following table presents our contractual obligations as of December 31, 2025 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Nonrecourse debt	$9,960,524	$2,716,708	$2,682,753	$936,031	$3,625,032
Warehouse lines of credit	737,435	737,435	—	—	—
Other secured lines of credit	450,264	23,768	71,504	—	354,992
Notes payable(1)	357,547	170,754	40,000	146,793	—
Repurchase Agreement	40,595	40,595	—	—	—
Operating leases	32,468	5,462	8,816	6,687	11,503
Total	$11,578,833	$3,694,722	$2,803,073	$1,089,511	$3,991,527
(1) Amounts exclude the unamortized debt discount and issuance costs and the fair value adjustments related to the Convertible Notes. In addition, as discussed above and in Note 13 - Notes Payable in the Notes to Consolidated Financial Statements, the Company has the option to extend a portion of the $150.8 million principal balance of the Senior Secured Notes to November 30, 2027.
In addition to the contractual obligations above, we have also been involved in securitizations of HECM loans that were structured as secured borrowings. These structures resulted in us recording the securitized loans in the Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS related obligations. The timing of the principal payments on this nonrecourse debt depends on the payments received on the underlying mortgage loans and the liquidation of real estate owned properties. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $18.0 billion as of December 31, 2025.
The Company’s TRA obligation will require payments to be made that may be significant and are not reflected in the contractual obligations table above.
We are also required to fund borrower draws on certain loans. These unfunded commitments are not included in the table above. Refer to Note 15 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information.

Critical Accounting Estimates
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, we have identified several policies that, due to the judgments, estimates, and assumptions inherent in those policies, are critical to an understanding of the consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 5 - Fair Value in the Notes to Consolidated Financial Statements. We believe that the judgments, estimates, and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the consolidated financial statements to these critical accounting policies, the use of other judgments, estimates, and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3, representing estimated values based on significant unobservable inputs, include (i) the valuation of loans held for investment, (ii) the valuation of HMBS related obligations, and (iii) the valuation of nonrecourse debt. For the impact of changes in estimates on these fair value measurements, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Fair Value Measurements
Loans Held for Investment, at Fair Value
The Company elected the fair value option for all loans held for investment. Loans held for investment, at fair value, include originated or purchased reverse mortgage loans that are expected to be securitized in the secondary market, reverse mortgage loans that were previously securitized into either an HMBS or a private securitization, and reverse mortgage loans that were purchased out of Ginnie Mae securitization pools.
We have determined that HECM loans transferred under the current Ginnie Mae HMBS program do not meet the requirements for sale accounting and are not derecognized upon date of transfer. The Ginnie Mae HMBS program includes certain terms that do not meet the participating interest requirements and require or provide an option for the Company to reacquire the loans prior to maturity. Due to these terms, the transfer of the loans does not meet the requirements of sale accounting. As a result, the Company accounts for HECM loans transferred into HMBS as secured borrowings and continues to recognize the loans as held for investment, subject to HMBS related obligations, along with the corresponding liability for the HMBS related obligations.
We estimate the fair value of these loans using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors. Refer to Note 5 - Fair Value in the Notes to Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques utilized to measure fair value.
HMBS Related Obligations, at Fair Value
The Company elected the fair value option for all HMBS related obligations. This liability includes the Company’s obligation to repay the secured borrowing from the FHA-insured HECM cash flows and the obligations as issuer and servicer of the HECM loans and HMBS. Monthly cash flows generated from the HECM loans are used to service the outstanding HMBS.
As an issuer of HMBS, the Company is obligated to service the HECM loan and associated HMBS, which includes funding the repurchase of the HECM loans or pass through of cash due to the holder of the beneficial interests in the Ginnie Mae HMBS upon maturity events and certain funding obligations related to monthly guarantee fees, mortgage insurance proceeds, and partial month interest.
We estimate the fair value of these obligations using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors. Refer to Note 5 - Fair Value in the Notes to Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques utilized to measure fair value.
Nonrecourse Debt, at Fair Value
The Company elected the fair value option for all nonrecourse debt. We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program. These securitizations primarily consist of non-agency reverse mortgage loans and HECM buyouts. The transactions provide investors with the ability to invest in a pool of reverse mortgage loans secured by residential properties. The transactions provide the Company with access to liquidity for these assets, ongoing servicing fees, and potential residual returns. The principal and interest on the outstanding debt is paid using the cash flows from the underlying reverse mortgage loans, which serve as collateral for the debt.
We estimate the fair value of this debt using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions and prepayment and repayment assumptions used in the model are based on various factors. Refer to Note 5 - Fair Value in the Notes to Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques utilized to measure fair value.
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
We estimate the fair value of the outstanding mortgage loans and related liabilities using a process that combines the use of a DCF model and analysis of current market data. The cash flow assumptions used in the model are based on various factors. Refer to Note 5 - Fair Value in the Notes to Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques utilized to measure fair value.
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

The following table presents the estimated change in the fair value of our significant assets and liabilities sensitive to interest rates as of December 31, 2025 (in thousands):

	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Loans held for investment, subject to HMBS related obligations	$31,707	$(31,608)
Loans held for investment, subject to nonrecourse debt	148,931	(145,200)
Loans held for investment	8,468	(8,249)
Total assets	$189,106	$(185,057)

Increase (decrease) in liabilities
HMBS related obligations	$27,280	$(27,099)
Nonrecourse debt	98,896	(99,021)
Total liabilities	$126,176	$(126,120)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Finance of America Companies Inc.
Plano, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Finance of America Companies Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2026, expressed an unqualified opinion thereon.
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
Fair Value of Certain Reverse Mortgage Loans and Related Obligations
The Company’s balance of reverse mortgage loans classified as Loans held for investment, subject to nonrecourse debt, at fair value, was $10.0 billion, and Loans held for investment, at fair value, was $870 million as of December 31, 2025. The Company’s balance of Nonrecourse debt, at fair value, was $9.7 billion as of December 31, 2025. As described in Notes 2, 5, 6 and 9 to the Company’s consolidated financial statements, these amounts include non-agency reverse mortgage loans and nonrecourse debt associated with non-agency reverse mortgage loans. The Company has elected to account for these assets and liabilities at fair value and determines the fair value by estimating the fair value of future cash flows associated with the assets and liabilities.

The fair value of these non-agency reverse mortgage loans and the related obligations are classified as Level 3 in the valuation hierarchy, and a significant unobservable assumption used in the valuation of the non-agency reverse mortgage loans and related obligations is the credit spread component of the discount rates.

We have identified the credit spread component of the discount rates used in the valuation of these non-agency reverse mortgage loans and related obligations as a critical audit matter. Significant judgments were made by management in determining the credit spread component of the discount rates. Auditing the credit spread component of the discount rates involved especially subjective and challenging auditor judgment due to the nature and extent of audit effort required to address this matter, including specialized skills or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Testing the design, implementation and operating effectiveness of certain controls relating to the determination and evaluation of the discount rates, including the credit spread component of the discount rates, used in the valuation of these non-agency reverse mortgage loans and related obligations.
•Utilizing personnel with specialized skill and knowledge in valuation to assist in assessing the reasonableness of the methodology utilized by management to determine the discount rates, including the basis for the credit spread component of the discount rates.
•Assessing the reasonableness of the credit spread component by (i) testing the completeness and accuracy of the underlying transactional details and information used by management to determine the change in the credit spread, and (ii) validating the arithmetic accuracy of the calculation of the credit spread utilized in the determination of the discount rates.
•Assessing the reasonableness of the credit spread component of the discount rates by comparing the credit spread utilized to credit spreads implied by a transaction occurring after the measurement date.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Philadelphia, Pennsylvania
March 13, 2026

Finance of America Companies Inc. Consolidated Statements of Financial Condition (in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$89,503	$47,383
Restricted cash	235,143	254,585
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related obligations, at fair value	19,135,403	18,669,962
Loans held for investment, subject to nonrecourse debt, at fair value	10,026,177	9,288,403
Loans held for investment, at fair value	870,081	520,103
Intangible assets, net	179,615	216,342
Other assets, net (includes $76,146 and $43,861 at fair value)	197,376	157,261
Assets of discontinued operations	—	2,451
TOTAL ASSETS	$30,733,298	$29,156,490

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$18,912,226	$18,444,370
Nonrecourse debt, at fair value	9,736,493	8,954,068
Other financing lines of credit	1,187,699	918,247
Notes payable (includes $53,800 and $0 at fair value, and includes amounts due to related parties of $87,126 and $162,283)	329,929	374,511
Payables and other liabilities (includes $12,547 and $16,684 at fair value)	130,729	137,953
Repurchase agreement obligation	40,595	—
Liabilities of discontinued operations	—	11,677
TOTAL LIABILITIES	30,337,671	28,840,826
Commitments and Contingencies (Note 15)
EQUITY (Note 26)
Preferred Stock, $0.0001 par value; 600,000,000 shares authorized; 50,000 and 0 shares issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 9,921,336 and 10,360,299 shares issued, and 7,899,344 and 9,934,449 shares outstanding	1	1
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized; 14 and 15 shares issued, and 12 and 15 shares outstanding	—	—
Additional paid-in capital	977,816	954,469
Accumulated deficit	(653,660)	(698,895)
Accumulated other comprehensive loss	(285)	(276)
Noncontrolling interest	71,755	60,365
TOTAL EQUITY	395,627	315,664
TOTAL LIABILITIES AND EQUITY	$30,733,298	$29,156,490

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

	December 31, 2025	December 31, 2024
ASSETS
Restricted cash	$227,489	$248,905
Loans held for investment, subject to nonrecourse debt, at fair value	9,630,812	8,904,303
Loans held for investment, at fair value	432,724	168,641
Other assets, net (includes $11,838 and $0 at fair value)	80,738	53,400
TOTAL ASSETS	$10,371,763	$9,375,249

LIABILITIES
Nonrecourse debt, at fair value	$9,359,493	$8,588,301
Other financing lines of credit	313,699	136,157
Payables and other liabilities	3,784	1,277
TOTAL LIABILITIES	$9,676,976	$8,725,735

NET CARRYING VALUE OF ASSETS IN VIEs	$694,787	$649,514

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Operations (in thousands, except share data)

	Year ended
	December 31,
	2025	2024
PORTFOLIO INTEREST INCOME
Interest income	$1,919,970	$1,905,214
Interest expense	(1,659,210)	(1,637,286)
NET PORTFOLIO INTEREST INCOME	260,760	267,928

OTHER INCOME (EXPENSE)
Net origination gains	226,068	179,837
Gains on securitization of home equity conversion mortgage (“HECM”) tails, net	45,365	45,535
Fair value changes from model amortization	(153,656)	(201,101)
Fair value changes from market inputs or model assumptions	146,963	55,924
Net fair value changes on loans and related obligations	264,740	80,195
Fee income	29,494	29,546
Non-funding interest income (expense), net	(57,562)	16,695
NET OTHER INCOME (EXPENSE)	236,672	126,436

TOTAL REVENUES	497,432	394,364

EXPENSES
Salaries, benefits, and related expenses	145,770	138,360
Loan production and portfolio related expenses	54,303	36,205
Loan servicing expenses	31,162	31,323
Marketing and advertising expenses	48,608	39,429
Amortization and depreciation	38,595	38,947
General and administrative expenses	51,093	59,462
TOTAL EXPENSES	369,531	343,726
IMPAIRMENT OF OTHER ASSETS	—	(891)
OTHER, NET	(14,804)	(6,931)
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	113,097	42,816
Provision for income taxes from continuing operations	3,519	2,398
NET INCOME FROM CONTINUING OPERATIONS	109,578	40,418
NET LOSS FROM DISCONTINUED OPERATIONS	(6,539)	(4,727)
NET INCOME	103,039	35,691
Net income from continuing operations attributable to noncontrolling interest	61,355	22,922
Net loss from discontinued operations attributable to noncontrolling interest	(3,551)	(2,719)
NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	48,223	17,496
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(2,988)	(2,008)
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	45,235	15,488
Preferred Stock dividends	196	—
NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO HOLDERS OF CLASS A COMMON STOCK	$48,027	$17,496

Finance of America Companies Inc. Consolidated Statements of Operations (in thousands, except share data)

	Year ended
	December 31,
	2025	2024
EARNINGS PER SHARE (Note 25)
Basic weighted average shares outstanding	9,537,237	9,850,903
Basic earnings per share from continuing operations	$5.04	$1.78
Basic earnings per share	$4.72	$1.57
Diluted weighted average shares outstanding	26,930,745	23,406,233
Diluted earnings per share from continuing operations	$3.94	$1.36
Diluted earnings per share	$3.74	$1.18
See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Comprehensive Income (in thousands)

	Year ended
	December 31,
	2025	2024
NET INCOME	$103,039	$35,691
COMPREHENSIVE LOSS ITEM:
Impact of foreign currency translation adjustment	(9)	(27)
TOTAL COMPREHENSIVE INCOME	103,030	35,664
Less: Comprehensive income attributable to noncontrolling interest	57,799	20,187
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$45,231	$15,477

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Equity (in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at December 31, 2023	9,634,074	$1	15	$—	$946,938	$(714,383)	$(249)	13,297,081	$40,100	$272,407
Net income	—	—	—	—	—	15,488	—	—	20,203	35,691
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(100)	(100)
Equity-based compensation, net (Note 16 - Equity-Based Compensation)	—	—	—	—	8,418	—	—	—	394	8,812
Conversion of Class A LLC Units for Class A Common Stock (Note 26 - Equity)	205	—	—	—	—	—	—	(205)	—	—
Settlement of long-term incentive plan (“LTIP”) restricted stock units (“RSUs”), net (Note 26 - Equity)	110,949	—	—	—	232	—	—	(110,949)	(232)	—
Settlement of other RSUs	330,314	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 26 - Equity)	(141,093)	—	—	—	(1,119)	—	—	—	—	(1,119)
Issuance of Class A LLC Units (Note 26 - Equity)	—	—	—	—	—	—	—	705,841	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(27)	—	—	(27)
Balance at December 31, 2024	9,934,449	$1	15	$—	$954,469	$(698,895)	$(276)	13,891,768	$60,365	$315,664

See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Equity (in thousands, except share data)

			Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Preferred Stock		Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at December 31, 2024	—	$—	9,934,449	$1	15	$—	$954,469	$(698,895)	$(276)	13,891,768	$60,365	$315,664
Net income	—	—	—	—	—	—	—	45,235	—	—	57,804	103,039
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(294)	(294)
Equity-based compensation, net (Note 16 - Equity-Based Compensation)	—	—	—	—	—	—	7,532	—	—	—	2,629	10,161
Conversion of Class A LLC Units for Class A Common Stock (Note 26 - Equity)	—	—	775,025	—	—	—	5,114	—	—	(775,025)	(5,114)	—
Settlement of RSUs (Note 16 - Equity-Based Compensation)	—	—	566,700	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings (Note 26 - Equity)	—	—	(184,546)	—	—	—	(3,950)	—	—	—	—	(3,950)
Repurchase agreement (Note 23 - Related Party Transactions)	—	—	(3,192,284)	—	(2)	—	(34,467)	—	—	(4,837,533)	(45,831)	(80,298)
Issuance of Class A LLC Units (Note 26 - Equity)	—	—	—	—	—	—	—	—	—	102,611	2,196	2,196
Issuance of Preferred Stock, net of issuance costs (Note 26 - Equity)	50,000	—	—	—	—	—	49,314	—	—	—	—	49,314
Dividends declared on Preferred Stock (Note 26 - Equity)	—	—	—	—	—	—	(196)	—	—	—	—	(196)
Class B share retirement (Note 26 - Equity)	—	—	—	—	(1)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(9)	—	—	(9)
Balance at December 31, 2025	50,000	$—	7,899,344	$1	12	$—	$977,816	$(653,660)	$(285)	8,381,821	$71,755	$395,627
See accompanying Notes to Consolidated Financial Statements

Finance of America Companies Inc. Consolidated Statements of Cash Flows (in thousands)

	Year ended
	December 31,
	2025	2024
Operating Activities
Net income	$103,039	$35,691
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of loans and related obligations	(584,180)	(408,754)
Amortization and depreciation	38,595	38,947
Amortization of debt discount and issuance costs on notes payable	19,026	2,999
Impairment of other assets	—	891
Deferred income taxes	(3,519)	(2,411)
Change in fair value of deferred purchase price liabilities	(2,931)	7,966
Change in fair value of convertible notes	13,800	—
Equity-based compensation	10,161	8,812
Originations/purchases of loans held for sale	(75,362)	(9,877)
Proceeds from sale of loans held for sale	53,719	10,971
Gain on the exchange of senior notes	—	(56,193)
Changes in operating assets and liabilities:
Other assets, net	5,773	33,437
Payables and accrued expenses	(11,020)	(95,562)
Other operating activities, net	3,153	9,268
Net cash used in operating activities	(429,746)	(423,815)

Investing Activities
Purchases and originations of loans held for investment	(3,322,290)	(2,870,747)
Proceeds/payments received on loans held for investment	3,121,623	2,256,238
Purchases and originations of loans held for investment, subject to nonrecourse debt	(24,735)	(41,134)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	1,085,448	988,337
Proceeds on sale of mortgage servicing rights (“MSR”)	—	5,516
Proceeds from sale of businesses	—	3,000
Other investing activities, net	(5,159)	(298)
Net cash provided by investing activities	854,887	340,912

Financing Activities
Proceeds from issuance of HMBS related obligations	2,006,384	2,003,170
Payments on HMBS related obligations	(2,654,729)	(2,253,476)
Proceeds from issuance of nonrecourse debt	4,991,431	3,177,025
Payments on nonrecourse debt	(4,942,510)	(2,771,862)
Proceeds from other financing lines of credit	5,440,354	5,832,530
Payments on other financing lines of credit	(5,170,902)	(5,842,762)
Proceeds from notes payable	40,000	25,825
Payments on notes payable	(117,408)	—
Repurchase of Class A Common Stock and Class A LLC Units	(40,149)	—
Proceeds from issuance of Preferred Stock, net of issuance costs	49,314	—
Dividends paid on Preferred Stock	(196)	—
Other financing activities, net	(4,043)	(10,353)
Net cash provided by (used in) financing activities	(402,454)	160,097

Finance of America Companies Inc. Consolidated Statements of Cash Flows (in thousands)

	Year ended
	December 31,
	2025	2024
Effect of exchange rate changes on cash and cash equivalents	(9)	(27)
Net increase in cash and cash equivalents and restricted cash	22,678	77,167
Cash and cash equivalents and restricted cash, beginning of period	301,968	224,801
Cash and cash equivalents and restricted cash, end of period	$324,646	$301,968

Cash and cash equivalents	$89,503	$47,383
Restricted cash	235,143	254,585
Total cash and cash equivalents and restricted cash, end of period	$324,646	$301,968

Supplementary Cash Flows Information
Cash paid for interest	$625,125	$432,937
Loans transferred to loans held for sale, at fair value, from loans held for investment, subject to nonrecourse debt, at fair value	133,534	—
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	52,443	5,424

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
FOA was incorporated in Delaware on October 9, 2020 and became a publicly-traded company on the New York Stock Exchange (the “NYSE”) in April 2021, with trading beginning on April 5, 2021. On August 15, 2025, FOA’s Class A Common Stock (the “Class A Common Stock”) also began trading on NYSE Texas, Inc. FOA continues to maintain its primary listing on the NYSE and trades under the same “FOA” ticker symbol on both exchanges.
FOA has a controlling financial interest in Finance of America Equity Capital LLC (“FOA Equity”). FOA Equity owns all of the outstanding equity interests in Finance of America Funding LLC (“FOAF”). FOAF wholly owns Finance of America Holdings LLC (“FAH”) and Incenter LLC (“Incenter” and collectively, with FOA Equity, FOAF, and FAH, known as “holding company subsidiaries”).
The Company, through its FAH holding company subsidiary, operates a lending company, Finance of America Reverse LLC (“FAR”). Through FAR, the Company originates, acquires, and services HECM loans, which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, and non-agency reverse mortgage loans, which are not insured by the FHA. The Company, through its Incenter holding company subsidiary, has operating service companies (the “operating service subsidiaries” and together with FAR, the “operating subsidiaries”) that provide capital markets and portfolio management capabilities.

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
Asset Acquisitions and Business Combinations
As of the acquisition date, the Company evaluates acquisitions to determine whether the Company has acquired a business or a group of assets. The evaluation includes a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. The

Finance of America Companies Inc. Notes to Consolidated Financial Statements
results of this evaluation impact whether the Company accounts for an acquisition under business combination or asset acquisition guidance.
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
We classify operations as discontinued when they meet all the criteria to be classified as held for sale and when the sale represents a strategic shift that has had or will have a major effect on our operations and financial results. The Company considers a component of the entity that is being exited to be discontinued operations when all operations, including wind-down operations, cease. Refer to Note 3 - Discontinued Operations for additional information.
VIEs
The Company has been the transferor in connection with securitizations or asset-backed financing arrangements with special purpose entities (“SPEs”), in which the Company has continuing involvement with the underlying transferred financial assets. The Company’s continuing involvement includes acting as servicer for the mortgage loans transferred and retaining beneficial interests in the SPE to which the assets were transferred.
The Company evaluates its interests in each SPE for classification as a VIE. When an SPE meets the definition of a VIE and the Company determines that it is the VIE’s primary beneficiary, the Company includes the SPE in its consolidated financial statements.
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
From time to time, the Company may purchase securities that were previously issued by consolidated trusts. Under these circumstances, we extinguish the outstanding debt and recognize gains or losses for the difference between the consideration paid and the carrying value of the debt. For the year ended December 31, 2025, the Company recognized gains of $38.8 million on extinguishment of debt related to these purchases. There were no such gains or losses recognized for the year ended December 31, 2024. The gains or losses are recorded in Interest expense in the Consolidated Statements of Operations.
The Company elected the fair value option, which was applied to the nonrecourse debt issued by the consolidated VIE and to the loans that serve as collateral for the nonrecourse debt.
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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
Loans Held for Investment, Subject to HMBS Related Obligations, at Fair Value
A HECM loan is a reverse mortgage loan available to homeowners aged 62 and over that allows conversion of a portion of the home’s equity into cash. The HECM loan terms do not have a defined maturity date or a scheduled repayment of principal and interest. Variable interest rates are tied to an index plus a margin that typically ranges up to three percentage points. Interest compounds over the life of the loan and is not paid by the borrower until the loan is repaid. HECM loans include a monthly mortgage insurance premium (“MIP”) that is payable to the FHA. The MIP amount is typically calculated as 1.25% of the mortgage balance for loans originated prior to October 2, 2017 and 0.5% for loans originated after October 2, 2017 and accretes to the borrower’s loan balance over the life of the loan. As the issuer, the Company is responsible for remitting the MIP to the FHA.
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
The Company has determined that HECM loans transferred under the current Ginnie Mae HMBS program do not meet the requirements for sale accounting and are not derecognized upon date of transfer. The Ginnie Mae HMBS program includes certain terms that do not meet the participating interest requirements and require or provide an option for the Company to reacquire the loans prior to maturity. Due to these terms, the transfer of the loans does not meet the requirements of sale accounting. As a result, the Company accounts for HECM loans transferred into HMBS as secured borrowings and continues to recognize the loans as held for investment, subject to HMBS related obligations, along with the corresponding liability for the HMBS related obligations. No gains or losses are recognized on these transfers of HECM loans into HMBS.
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
The yield recognized on loans held for investment, subject to HMBS related obligations, is based on the stated interest rates of the loans and is recorded in Interest income in the Consolidated Statements of Operations. Through the servicing of HECM loans, the Company generates tails. Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which the Company is able to subsequently securitize. The fair value gains recognized on the securitization of tails are recorded in Gains on securitization of HECM tails, net, in the Consolidated Statements of Operations. The changes in fair value due to portfolio runoff and realization of modeled income and expenses are recorded in Fair value changes from model amortization in the Consolidated Statements of Operations, and other fair value changes are recorded in Fair value changes from market inputs or model assumptions in the Consolidated Statements of Operations.
The Company elected the fair value option for all loans held for investment, subject to HMBS obligations. Refer to Note 5 - Fair Value for further discussion of the valuation of loans held for investment, subject to HMBS related obligations.
Loans Held for Investment, Subject to Nonrecourse Debt, at Fair Value
Loans held for investment, subject to nonrecourse debt, at fair value, primarily consists of reverse mortgage loans that were securitized and serve as collateral for the issued nonrecourse debt, including non-agency reverse mortgages and HECM buyouts that were securitized into trusts that meet the definition of a VIE and were consolidated or did not qualify for true sale accounting. The Company has determined that it has both the power to direct the activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
The Company elected the fair value option for all loans held for investment, subject to nonrecourse debt. Refer to Note 5 - Fair Value for further discussion of the valuation of loans held for investment, subject to nonrecourse debt.
Loans Held for Investment, at Fair Value
Loans held for investment, at fair value, primarily consists of certain reverse mortgage loans that the Company intends to hold to maturity. Reverse mortgage loans held for investment consists of originated or purchased HECM and non-agency reverse mortgage loans not yet securitized, unsecuritized tails, and certain HECM loans purchased out of Ginnie Mae HMBS.
HECM loans and tails that have not yet been securitized into HMBS consist primarily of newly-issued HECM loans that the Company has either originated or purchased, subsequent borrower draws, and amounts paid by the Company on the borrower’s behalf for MIP that have not yet been transferred to a Ginnie Mae securitization.
The Company, as an issuer of HMBS, is required to repurchase reverse mortgage loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM loan is equal to or greater than 98% of the maximum claim amount (“MCA”) (referred to as HECM buyouts). The majority of performing loans are conveyed to HUD prior to the Company needing to finance the HECM buyouts. Nonperforming repurchased loans are generally liquidated through foreclosure, subsequent sale of the real estate owned, and claim submissions to HUD.
The yield recognized on loans held for investment is based on the stated interest rates of the loans and is recorded in Interest income in the Consolidated Statements of Operations. The difference between the cost basis of loans and their estimated fair value is recognized at time of origination in Net origination gains in the Consolidated Statements

Finance of America Companies Inc. Notes to Consolidated Financial Statements
of Operations. The changes in fair value due to portfolio runoff and realization of modeled income and expenses are recorded in Fair value changes from model amortization in the Consolidated Statements of Operations, and other fair value changes are recorded in Fair value changes from market inputs or model assumptions in the Consolidated Statements of Operations.
The Company elected the fair value option for all loans held for investment. Refer to Note 5 - Fair Value for further discussion of the valuation of loans held for investment.
Loan origination fees represent an up-front fee charged to a borrower for processing the HECM loan or non-agency reverse mortgage loan application and are recorded in Fee income in the Consolidated Statements of Operations when received, which occurs upon the successful funding of the loan. Costs to originate loans are recognized as incurred and recorded in Loan production and portfolio related expenses in the Consolidated Statements of Operations.
Certain HECM and non-agency reverse mortgage loans originated or acquired by the Company include broker compensation or correspondent fees. These amounts are remitted to the mortgage broker or correspondent lender that acted as the intermediary for the reverse mortgage loan. Broker compensation and correspondent fees are recorded as part of Net origination gains in the Consolidated Statements of Operations.
Intangible Assets, Net
Intangible assets, net, consist of trade names and broker/customer relationships acquired through various asset acquisitions and business combinations and are recorded at their estimated fair value on the date of acquisition. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and are evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable. Amortization expense of definite-lived intangibles is included in Amortization and depreciation in the Consolidated Statements of Operations.
Intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for potential impairment or when indicators of a potential impairment are present. In the course of our evaluation of the potential impairment of such indefinite-lived assets, we may elect either a qualitative or a quantitative assessment. After assessing the events or circumstances, if we determine it is more likely than not that the fair value is greater than its carrying amount, we are not required to perform a quantitative impairment analysis. However, if we conclude otherwise, we then perform a quantitative impairment analysis. The Company performs its annual impairment testing as of October 1 and monitors for interim triggering events on an ongoing basis as events occur or circumstances change. Refer to Note 7 - Intangible Assets, Net, for additional information.
Other Assets, Net
Other assets, net, primarily consists of government guaranteed receivables, retained bonds, at fair value, loans held for sale, at fair value, receivables, net of allowance, right-of-use (“ROU”) assets, prepaid expenses, fixed assets, net, and other. Refer to Note 8 - Other Assets, Net, for additional information related to continuing operations.
Government Guaranteed Receivables
The Company accounts for foreclosed mortgage loans guaranteed by the government as a separate receivable. These are recorded at amounts the Company expects to receive from the liquidation of the underlying property and any expected claim proceeds from HUD for shortfall on liquidation proceeds.
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Loans Held for Sale, at Fair Value
Loans held for sale, at fair value, primarily represents reverse mortgage loans originated and held by the Company until sold to the secondary market. The difference between the cost basis of loans and their expected margin on sale is recognized at time of origination in Net origination gains in the Consolidated Statements of Operations. Fair value changes after loan origination, but before loan sale, are recorded in Fair value changes from market inputs or model assumptions in the Consolidated Statements of Operations.
Loans held for sale, at fair value, also include residential mortgage loans originated and held by the Company until sold to the secondary market. Residential mortgage loans had a fair value of $1.3 million and $3.5 million as of December 31, 2025 and 2024, respectively, and an unpaid principal balance (“UPB”) of $1.8 million and $4.3 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there were $0.7 million and $1.6 million, respectively, in UPB of residential mortgage loans that were 90 days or more past due and on non-accrual status.
The Company elected the fair value option for all loans held for sale. Refer to Note 5 - Fair Value for further discussion of the valuation of loans held for sale.
Receivables, Net of Allowance
Receivables, net of allowance, are represented by amounts due from investors and other parties and are stated at amounts that the Company expects to collect. If the Company expects to collect less than 100% of the recorded receivable balances, an allowance for doubtful accounts is recorded based on the current expected credit loss methodology, which includes a combination of historical experience, aging analysis, information on specific balances, and reasonable and supportable forecasts.
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
The gross carrying value of fixed assets was $8.7 million and $14.5 million as of December 31, 2025 and 2024, respectively, with accumulated depreciation and amortization of $4.3 million and $10.7 million as of December 31, 2025 and 2024, respectively. Fixed assets, net, were $4.4 million and $3.8 million as of December 31, 2025 and 2024, respectively. Depreciation and amortization expense was $1.4 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively.
The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Impairment related to fixed assets is recorded in Impairment of other assets in the Consolidated Statements of Operations.
During 2024, certain operating losses of the Company triggered an impairment analysis and the Company recognized an impairment charge of $0.5 million for fixed assets in the year ended December 31, 2024.
Leases
The Company evaluates all leases at inception and classifies the lease as either an operating lease or a finance lease. The Company’s lease portfolio is comprised primarily of real estate and equipment agreements. Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in Other assets, net, and Payables and other liabilities, respectively, in the Consolidated Statements of Financial Condition. The Company does not currently have any finance leases.
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The ROU asset in an operating lease is subject to impairment similar to other long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company estimates the fair value using a discounted cash flow (“DCF”) model with the discount rate being the significant assumption. Impairment related to ROU assets is recorded in Impairment of other assets in the Consolidated Statements of Operations. During 2024, certain operating losses of the Company triggered an impairment analysis and the Company recognized an impairment charge of $0.4 million for the ROU asset in the year ended December 31, 2024.
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
The Company elected not to recognize lease assets and lease liabilities for leases with a term of 12 months or less and not to separate lease components from non-lease components. Refer to Note 12 - Leases for additional information.
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
As an issuer, the Company is required to repurchase reverse mortgage loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM loan is equal to or greater than 98% of the MCA. The Company is also required to pay off the outstanding remaining principal balance of secured borrowings if certain triggering events are reached prior to the 98% of MCA limit, such as death of borrower and completion of foreclosure. The majority of performing loans are conveyed to HUD prior to the Company needing to finance the HECM buyouts. Nonperforming repurchased loans are generally liquidated through foreclosure, subsequent sale of real estate owned, and claim submissions to HUD. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. The Company relies upon its secured financing facilities (refer to Note 10 - Other Financing Lines of Credit for additional information) and operating cash flows, to the extent necessary, to repurchase loans. The timing and amount of the Company’s obligation to repurchase HECM loans is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM loan reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan.
In addition to having to fund repurchases, the Company may sustain losses during the process of liquidating the loans. The issuer is also required to fund guarantee fees to Ginnie Mae, MIP to the FHA, and is obligated to fund partial month interest resulting from shortfalls in interest received from borrower payoffs to the holders of the

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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
The Company elected the fair value option for all HMBS related obligations. Refer to Note 5 - Fair Value for further discussion of the valuation of HMBS related obligations.
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
The Company elected the fair value option for all nonrecourse debt. Refer to Note 5 - Fair Value and Note 9 - Nonrecourse Debt, at Fair Value, for further discussion of valuation and additional information on nonrecourse debt.
Other Financing Lines of Credit
Other financing lines of credit principally consist of variable-rate, asset-backed warehouse facilities and other secured lines of credit that support the origination of mortgage loans and operations of the Company. These lines of credit provide creditors with a collateralized interest in specific mortgage loans and other Company assets that meet the eligibility requirements under the terms of the facility. The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. The Company evaluates its capacity needs for lines of credit and adjusts the amount of available capacity under these facilities in response to the current mortgage environment and origination needs. Refer to Note 10 - Other Financing Lines of Credit for additional information.
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
Notes Payable
Notes payable, with the exception of the Convertible Notes (as defined in Note 13 - Notes Payable), are recorded at amortized cost. The interest recognized on notes payable is based on the stated interest rates of the debt and is recorded in Non-funding interest income (expense), net, in the Consolidated Statements of Operations.
For notes payable recorded at amortized cost, the issuance costs and discounts are initially capitalized as part of the notes payable balance and are amortized over the expected life of the note using the effective interest method. These expenses are recorded in Non-funding interest income (expense), net, in the Consolidated Statements of Operations.
The Company has elected the fair value option for the Convertible Notes. Refer to Note 5 - Fair Value for additional information. Issuance costs related to notes payable recorded at fair value are expensed as incurred and recorded in General and administrative expenses in the Consolidated Statements of Operations. The changes in fair value of the Convertible Notes are recorded in Other, net, in the Consolidated Statements of Operations.
Refer to Note 13 - Notes Payable for additional information.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Payables and Other Liabilities
Payables and other liabilities primarily consist of accrued and other liabilities, lease liabilities, accrued compensation expense, Ginnie Mae reverse mortgage buyout payable, and deferred purchase price liabilities. Refer to Note 11 - Payables and Other Liabilities for additional information related to continuing operations.
Ginnie Mae Reverse Mortgage Buyout Payable
As an issuer of HMBS, the Company is required to repurchase reverse mortgage loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM loan is equal to or greater than 98% of the MCA. The Company is also required to pay off the outstanding remaining principal balance of secured borrowings if certain triggering events are reached prior to the 98% of MCA limit, such as death of borrower and completion of foreclosure.
Deferred Purchase Price Liabilities
As a result of the March 31, 2023 acquisition of certain assets and liabilities from American Advisors Group, now known as Bloom Retirement Holdings Inc. (“AAG/Bloom”), the Company recorded contingent liabilities based on expected future payouts. The Company measures any contingent consideration at fair value and adjusts the reported amount each period with the change in fair value recorded in Other, net, in the Consolidated Statements of Operations. The Company also has other deferred purchase price liabilities related to this acquisition.
The Company has entered into a Tax Receivable Agreement (“TRA”) with certain owners of FOA Equity. Initial measurement of the obligations was at fair value, and they are remeasured at fair value each reporting period, with any changes in fair value recognized in Other, net, in the Consolidated Statements of Operations. The Company records obligations under the TRA resulting from applicable future exchanges as they occur, at the gross undiscounted amount of the expected future payments as an increase to the liability along with the deferred tax asset and valuation allowance (if any) with an offset to additional paid-in capital. If the Company determines that it is no longer probable that a related contingent payment will be required based on expected future cash flows, a reversal of the liability is recorded through Other, net, in the Consolidated Statements of Operations.
Comprehensive Income
Foreign currency translation adjustments are reported as a separate component in the Consolidated Statements of Equity and, together with net income, comprise the Company’s comprehensive income.
Revenue Recognition
The majority of revenues generated by the Company in connection with originations and servicing are not within the scope of the accounting guidance for revenue from contracts with customers.
Loan origination fees are the primary component of Fee income in the Consolidated Statements of Operations. These origination fees represent up-front amounts charged to borrowers for processing HECM or non-agency reverse mortgage loan applications and are recorded when received, which occurs upon the successful funding of the loan.
The Company collects certain fees from the borrower, including underwriting fees, credit reporting fees, loan administration fees, and appraisal fees. The Company has determined that it is primarily responsible for the fulfillment and acceptability of these services and has discretion in establishing the price charged to the borrower. Therefore, these fees are recognized on a gross basis, as the Company is the principal for the specified goods and services performed.
In addition to the fees above, the Company also acts as an agent for certain services provided to its customers. These services include obtaining flood certifications and inspections. In these transactions, the Company facilitates the provision of the goods or services to prospective borrowers and collects the related amounts from the borrower prior to the services being performed. As the Company is an agent in these arrangements, the related fees are recognized on a net basis.
Loan origination fees were $27.5 million and $28.5 million for the years ended December 31, 2025 and 2024, respectively.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, put

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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
When the Company determines that control over the transfer of financial assets has been surrendered, the transaction will be accounted for as a sale in which the underlying mortgage loans are derecognized. When the requirements for sale treatment have not been met due to control over the transferred financial assets not being surrendered, the Company accounts for the transferred loans as secured borrowings and continues to recognize the loans as held for investment, subject to HMBS related obligations or nonrecourse debt, along with the corresponding liability for the HMBS obligations or nonrecourse debt.
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
All RSUs and options are classified as equity. Equity-based compensation expense is recorded in Salaries, benefits, and related expenses in the Consolidated Statements of Operations. Refer to Note 16 - Equity-Based Compensation for additional information.
Defined Contribution Plan
The Company sponsors a qualified defined contribution plan and matches certain employee contributions on a discretionary basis. The Company’s expenses for matching contributions to the defined contribution plan were $2.2 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively. These expenses are included in Salaries, benefits, and related expenses in the Consolidated Statements of Operations.
Marketing and Advertising
Marketing and advertising costs are expensed as incurred and primarily relate to brand marketing and providing loan product information to our customers.
Income Taxes
The computation of the effective tax rate and provision at each period requires the use of certain estimates and significant judgments including, but not limited to, the expected operating income for the year, projections of the proportion of income that is subject to tax, permanent differences between the Company’s U.S. GAAP earnings and taxable income, and the likelihood of recovering deferred tax assets existing as of the statement of financial condition date. The estimates used to compute the provision for income taxes may change throughout the year as new events occur, additional information is obtained, or as tax laws and regulations change. Accordingly, the effective tax rate for future periods may vary materially.
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
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
Refer to Note 19 - Income Taxes for additional information.
Contingencies
The Company evaluates contingencies based on information currently available and will establish accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. For matters where a loss is believed to be reasonably possible but not probable, no accrual is established, but the nature of the loss contingency and an estimate of the reasonably possible range of loss in excess of amounts accrued, when such estimate can be made, is disclosed. In deriving an estimate, the Company is required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of loss contingencies, including legal contingencies, involves the use of critical estimates, assumptions, and judgments. Whenever practicable, the Company consults with outside experts, including legal counsel and consultants, to assist with the gathering and evaluation of information related to contingent liabilities. It is not possible to predict or determine the outcome of all loss contingencies. Accruals are periodically reviewed and may be adjusted as circumstances change. Refer to Note 14 - Litigation and Note 15 - Commitments and Contingencies for additional information.
Seller Earnout
Certain equity owners of FOA Equity are entitled to receive an earnout exchangeable for Class A Common Stock. If, at any time through April 1, 2027, the volume-weighted average price (the “VWAP”) of Class A Common Stock for a trading day is greater than or equal to $125 for any 20 trading days within a consecutive 30-trading-day period (“First Earnout Achievement Date”), 50% of the earnout units (in conjunction with the Sponsor Earnout below, the “Earnout Securities”) will be issued. If, at any time through April 1, 2027, the VWAP is greater than or equal to $150 for any 20 trading days within a consecutive 30-trading-day period (“Second Earnout Achievement Date”), the remaining 50% of the Earnout Securities will be issued.
The seller earnout is accounted for as contingent consideration and is classified as equity. The seller earnout was measured at fair value upon the date of issuance and it is not subsequently remeasured. The settlement of the seller earnout will be accounted for within equity if and when the First Earnout Achievement Date or Second Earnout Achievement Date occurs.
Sponsor Earnout
The Company classified a sponsor earnout agreement with certain equity holders (the “Sponsor Earnout”) as an equity transaction measured at fair value upon the date of issuance, and it is not subsequently remeasured. Additionally, the settlement of the Sponsor Earnout will be accounted for within equity if and when the First Earnout Achievement Date or Second Earnout Achievement Date occurs.
Noncontrolling Interest
Noncontrolling interest represents the Company’s noncontrolling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A Common Stock ownership of the Company. When calculating basic earnings per share, net income is reduced by the portion of net income that is attributable to the noncontrolling interest.
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to holders of Class A Common Stock by the weighted average number of shares of Class A Common Stock outstanding during the period. Net income attributable to holders of Class A Common Stock is calculated as the Company’s net income adjusted for net income attributable to noncontrolling interest and preferred stock dividends. Diluted earnings per share is computed by dividing net income attributable to holders of Class A Common Stock by the weighted average number of shares of Class A Common Stock outstanding, plus the effect of all dilutive securities as calculated using the if-converted and

Finance of America Companies Inc. Notes to Consolidated Financial Statements
treasury stock methods, as appropriate. The Company applies the two-class method for participating securities in its earnings per share calculations. Refer to Note 25 - Earnings (Loss) Per Share for additional information.
Reclassifications
Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year financial presentation, including the items below.
For the year ended December 31, 2024, $0.3 million of previously reported Gain on sale and other income from loans held for sale, net, was combined with Fee income in the Consolidated Statements of Operations due to minimal activity related to the wind-down of business lines that were not part of our focus on providing home equity-based financing solutions for a modern retirement. Additionally, $56.2 million of previously reported Gain on extinguishment of debt related to the exchange of the Company’s senior notes was combined with Non-funding interest income (expense), net, in the Consolidated Statements of Operations (refer to Note 13 - Notes Payable for additional information).

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
This ASU resulted in additional income tax disclosures, but did not have a material impact on our consolidated financial statements. The Company adopted this ASU on a retrospective basis. Refer to Note 19 - Income Taxes for additional information.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Recently Issued Accounting Guidance, Not Yet Adopted as of December 31, 2025

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

3. Discontinued Operations
During the fourth quarter of 2022 and calendar year 2023, the Company entered into a series of transactions, discontinuing certain business lines while enhancing our reverse mortgage loan business, in order to transform our business from a vertically integrated lending and complementary services platform to a business focused on providing home equity-based financing solutions for a modern retirement. This constituted a strategic shift that has had a major effect on our operations and financial results.
The following table presents the major classes of assets and liabilities from discontinued operations (in thousands):

	December 31, 2025	December 31, 2024
Assets
Other assets, net	$—	$2,451
Liabilities
Payables and other liabilities	—	11,677

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The following table presents the major components of net loss from discontinued operations (in thousands):

	Year ended
	December 31,
	2025	2024
Expenses
General and administrative expenses	$6,539	$1,622
Other, net	—	(3,105)
Net loss from discontinued operations before and after income taxes	(6,539)	(4,727)
Net loss from discontinued operations attributable to noncontrolling interest	(3,551)	(2,719)
Net loss from discontinued operations attributable to controlling interest	$(2,988)	$(2,008)
There were no material cash flow activities related to discontinued operations for the years ended December 31, 2025 and 2024.

4. Variable Interest Entities and Securitizations
The Company determined that the SPEs created in connection with its securitizations are VIEs. A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests, has both the power to direct the activities that significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
The Company has a financing agreement which is structured as a securitization. The SPE created for the purposes of the financing is a VIE that the Company consolidates, as the Company is the primary beneficiary. The non-agency reverse mortgage loans included in this securitization are recorded in Loans held for investment, at fair value, or in loans held for sale, at fair value, which is included in Other assets, net, and the associated debt is recorded in Other financing lines of credit in the Consolidated Statements of Financial Condition.
During the years ended December 31, 2025 and 2024, the Company redeemed outstanding securitized notes related to certain non-agency reverse mortgage loan and HECM buyout securitizations. As part of the redemptions, the Company paid off nonrecourse debt with outstanding balances of $3.5 billion and $1.8 billion for the years ended December 31, 2025 and 2024, respectively. The notes were paid off at par.
Servicing-Securitized Loans
In our capacity as servicer of the securitized loans, the Company retains the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance. The Company also retains certain beneficial interests in these trusts which provide exposure to potential gains and losses based on the performance of the trust. As the Company has both the power to direct the activities that significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the definition of a primary beneficiary is met, and the trusts are consolidated by the Company.
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the years ended December 31, 2025 and 2024.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	December 31, 2025	December 31, 2024
ASSETS
Restricted cash	$227,489	$248,905
Loans held for investment, subject to nonrecourse debt, at fair value	9,630,812	8,904,303
Loans held for investment, at fair value	432,724	168,641
Other assets, net (includes $11,838 and $0 at fair value)	80,738	53,400
TOTAL ASSETS	$10,371,763	$9,375,249

LIABILITIES
Nonrecourse debt, at fair value	$9,806,836	$8,947,378
Other financing lines of credit	313,699	136,157
Payables and other liabilities	3,784	1,277
TOTAL VIE LIABILITIES	10,124,319	9,084,812
Retained bonds and beneficial interests eliminated in consolidation	(447,343)	(359,077)
TOTAL CONSOLIDATED LIABILITIES	$9,676,976	$8,725,735
Unconsolidated VIEs
Transfer of loans accounted for as sales
The Company securitized certain of its interests in non-agency reverse mortgage loans and in agency-eligible residential mortgage loans. The transactions provided investors with the ability to invest in a pool of mortgage loans secured by residential properties and provided the Company with access to liquidity for these assets and ongoing service fees. The Company’s beneficial interest in the securitizations is limited to a 5% retained interest in the trusts. The Company determined that the securitization structures meet the definition of a VIE and concluded that it does not hold a significant variable interest in the securitizations and that the contractual role as servicer is not a variable interest. The transfers of the loans to the VIEs were determined to be sales, and the Company derecognized the mortgage loans and did not consolidate the trusts.
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
Transfer of loans accounted for as secured borrowings
The Company securitized certain non-agency mortgage loans where its beneficial interest in the securitizations is limited to a 5% retained interest in the trusts. The Company determined that these securitization structures meet the definition of a VIE and concluded that it does not hold a significant variable interest in the securitizations and the Company does not have the power to direct the activities that most significantly affect the economic performance of the VIEs. However, the transfers of the loans to the VIEs were determined not to be sales. As such, the Company continues to recognize the loans and recognized a nonrecourse liability for the proceeds received from third parties for the transfer of the loans. Bonds issued in the securitization that were retained by the Company are not recognized. The Company’s continuing involvement with and exposure to loss from the VIEs includes the carrying value of the retained bonds, servicing advances in the role as servicer, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the VIEs have no recourse to the Company’s assets or general credit. The underlying performance of the mortgage loans held has a direct impact on the fair values and cash flows of the beneficial interests held.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The following tables present the unconsolidated VIEs for which the Company holds variable interests (in thousands):

	December 31, 2025
	Carrying value
	Assets	Liabilities	Maximum Exposure to Loss	Total Assets in VIEs
Transfers of loans - sale treatment
Retained interests	$43,943	$—	$43,943	$879,314
Transfers of loans - secured borrowing
Loans and nonrecourse liability	395,364	376,423	18,941	395,364
TOTAL	$439,307	$376,423	$62,884	$1,274,678

	December 31, 2024
	Carrying value
	Assets	Liabilities	Maximum Exposure to Loss	Total Assets in VIEs
Transfers of loans - sale treatment
Retained interests	$47,568	$—	$47,568	$948,364
Transfers of loans - secured borrowing
Loans and nonrecourse liability	393,405	374,071	19,334	393,405
TOTAL	$440,973	$374,071	$66,902	$1,341,769
As of December 31, 2025 and 2024, there were $0.7 million and $0.2 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that were 90 days or more past due.
Issuance of HMBS
The Company securitizes HECM loans into HMBS, which Ginnie Mae guarantees, and sells the HMBS in the secondary market while retaining the rights to service the HECM loans. The Company determined that HECM loans transferred into HMBS do not meet the requirements of sale accounting and are not derecognized upon date of transfer. As of December 31, 2025, the Company was servicing 3,086 Ginnie Mae loan pools and the weighted average interest rate on the HMBS related obligations was 5.6%. As of December 31, 2024, the Company was servicing 2,835 Ginnie Mae loan pools and the weighted average interest rate on the HMBS related obligations was 6.2%.

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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Level 2 Inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs: Instruments with unobservable inputs that are significant to the fair value measurement.
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers into or out of Level 3 within the fair value hierarchy during the years ended December 31, 2025 and 2024.
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
Assets
Loans held for investment, subject to HMBS related obligations(1)
HECM loans - securitized into Ginnie Mae HMBS
These loans are valued utilizing a present value methodology that discounts estimated future cash flows over the life of the loan portfolio using weighted average remaining life (“WAL”), conditional prepayment rate (“CPR”), loss frequency, loss severity, borrower draw rate, and discount rate assumptions.
Level 3
Loans held for investment, subject to nonrecourse debt(1)
Non-agency reverse mortgage loans - securitized
These loans are valued utilizing a present value methodology that discounts estimated future cash flows over the life of the loan portfolio using WAL, loan-to-value (“LTV”), CPR, loss severity, home price appreciation (“HPA”), and discount rate assumptions, inclusive of the credit spread component.
Level 3
HECM buyouts - securitized (performing)
These loans are valued utilizing a present value methodology that discounts estimated future cash flows over the life of the loan portfolio using WAL, CPR, loss severity, and discount rate assumptions.
Level 3
HECM buyouts - securitized (nonperforming)
These loans are valued utilizing a present value methodology that discounts estimated future cash flows over the life of the loan portfolio using WAL, CPR, loss frequency, loss severity, and discount rate assumptions.
Level 3
(1) The Company aggregates loan portfolios based on the underlying securitization trust and values these loans using these aggregated pools. The range of inputs provided is based on the range of inputs utilized for each securitization trust.

Loans held for investment
Non-agency reverse mortgage loans	These loans are valued utilizing a present value methodology that discounts estimated future cash flows over the life of the loan portfolio using WAL, LTV, CPR, loss severity, HPA, and discount rate assumptions, inclusive of the credit spread component.	Level 3

Finance of America Companies Inc. Notes to Consolidated Financial Statements

HECM buyouts (nonperforming)	The fair value of nonperforming repurchased loans is based on expected cash proceeds from the liquidation of the underlying properties and expected claim proceeds from HUD. These loans are valued utilizing a present value methodology that discounts estimated future cash flows over the life of the loan portfolio using WAL, CPR, loss frequency, loss severity, and discount rate.

	Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution, including assignments to the FHA. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and, as servicer, the Company is exposed to losses upon resolution of the loan.	Level 3
Other assets
Loans held for sale	The reverse mortgage loans are valued based on an expected margin on sale.	Level 3
Retained bonds
Management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal valuation model. The primary assumptions utilized include WAL and discount rate.
Level 3
Liabilities
HMBS related obligations
HMBS related obligations	The fair value is based on the net present value of projected cash flows over the estimated life of the liability. The fair value of the HMBS related obligations also includes the consideration required by a market participant to transfer the HECM and HMBS servicing obligations, including exposure resulting from shortfalls in FHA insurance proceeds as well as assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for repayment, costs to transfer servicing obligations, shortfalls in FHA insurance proceeds, and discount rates. The significant unobservable inputs used in the measurement include WAL, CPR, and discount rates.	Level 3
Nonrecourse debt
Non-agency reverse mortgage loan securitizations and performing/nonperforming HECM securitizations	The fair value is based on the net present value of projected cash flows over the estimated life of the liability. The significant unobservable inputs used in the measurement include WAL, CPR, and discount rates, inclusive of the credit spread component.	Level 3
Convertible Notes
Convertible Notes
The Convertible Notes are measured based on the closing market price of the Company’s publicly-traded stock on the applicable date of the Consolidated Statements of Financial Condition. Refer to Note 13 - Notes Payable for additional information. There were no Convertible Notes as of December 31, 2024.
Level 2
Repurchase Agreement obligation
Repurchase Agreement obligation
The Repurchase Agreement obligation is measured based on the total consideration to be paid upon the second closing of the Repurchase. Refer to Note 23 - Related Party Transactions for additional information. There was no obligation as of December 31, 2024.
Level 2

Finance of America Companies Inc. Notes to Consolidated Financial Statements

Deferred purchase price liabilities
AAG/Bloom
These liabilities are measured based on the estimated amount of indemnified claims associated with the acquisition of certain assets and liabilities from AAG/Bloom, and the closing market price of the Company’s publicly-traded stock on the applicable date of the Consolidated Statements of Financial Condition.
Level 3
TRA obligation	The fair value is derived through the use of a DCF model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3

	December 31, 2025		December 31, 2024
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
WAL (in years)	NM	3.1	NM	3.0
CPR	NM	20.9%	NM	21.6%
Loss frequency	NM	4.5%	NM	4.4%
Loss severity	5.8% - 15.8%	6.0%	3.4% - 15.9%	3.5%
Average draw rate	NM	1.1%	NM	1.1%
Discount rate	NM	4.7%	NM	5.3%
Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	9.8	NM	10.1
LTV	NM	49.9%	0.0% - 98.0%	47.2%
CPR	NM	15.0%	NM	14.8%
Loss severity	NM	10.0%	NM	10.0%
HPA	(6.8)% - 5.3%	3.7%	(5.6)% - 8.3%	3.6%
Discount rate	NM	6.3%	NM	7.0%
HECM buyouts - securitized (performing)
WAL (in years)	NM	6.9	NM	7.1
CPR	NM	16.3%	NM	15.1%
Loss severity	6.0% - 13.3%	8.4%	3.4% - 15.9%	4.7%
Discount rate	NM	7.3%	NM	8.0%
HECM buyouts - securitized (nonperforming)
WAL (in years)	NM	1.5	NM	1.5
CPR	NM	41.5%	NM	40.0%
Loss frequency	NM	45.5%	23.1% - 100.0%	45.6%
Loss severity	6.0% - 13.3%	6.8%	3.4% - 15.9%	5.2%
Discount rate	NM	6.8%	NM	8.0%
Loans held for investment:
Non-agency reverse mortgage loans
WAL (in years)	NM	11.1	NM	10.5
LTV	NM	43.2%	5.9% - 70.6%	35.1%
CPR	NM	14.9%	NM	16.2%
Loss severity	NM	10.0%	NM	10.0%
HPA	(6.8)% - 5.3%	3.6%	(5.6)% - 8.3%	3.5%

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	December 31, 2025		December 31, 2024
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Discount rate	NM	6.3%	NM	7.1%
HECM buyouts (nonperforming)
WAL (in years)	NM	1.3	NM	1.5
CPR	NM	45.4%	NM	43.8%
Loss frequency	NM	42.3%	NM	47.9%
Loss severity	6.0% - 13.3%	11.2%	3.4% - 15.9%	10.5%
Discount rate	NM	6.8%	NM	8.0%
Other assets:
Retained bonds
WAL (in years)	NM	3.0	NM	3.5
Discount rate	(1.7)% - 15.3%	7.1%	(1.3)% - 15.3%	7.3%
Liabilities
HMBS related obligations
WAL (in years)	NM	3.9	NM	3.8
CPR	NM	24.8%	NM	24.8%
Discount rate	NM	4.6%	NM	5.2%
Nonrecourse debt:
Non-agency reverse mortgage loan securitizations
WAL (in years)	0.1 - 10.5	6.4	0.1 - 10.9	3.7
CPR	NM	21.8%	NM	17.3%
Discount rate	NM	6.0%	NM	6.7%
Performing/nonperforming HECM securitizations
WAL (in years)	NM	1.2	NM	1.0
CPR	NM	57.4%	NM	18.6%
Discount rate	NM	5.4%	NM	7.5%
Deferred purchase price liabilities:
TRA obligation
Discount rate	NM	26.6%	NM	28.1%

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Fair Value of Assets and Liabilities
The following tables present assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$19,135,403	$—	$—	$19,135,403
Loans held for investment, subject to nonrecourse debt	10,026,177	—	—	10,026,177
Loans held for investment	870,081	—	—	870,081
Other assets:
Loans held for sale	37,461	—	1,338	36,123
Retained bonds	38,685	—	—	38,685
Total assets	$30,107,807	$—	$1,338	$30,106,469

Liabilities
HMBS related obligations	$18,912,226	$—	$—	$18,912,226
Nonrecourse debt	9,736,493	—	—	9,736,493
Convertible Notes	53,800	—	53,800	—
Repurchase Agreement obligation	40,595	—	40,595	—
Deferred purchase price liabilities:
AAG/Bloom	8,646	—	—	8,646
TRA obligation	3,901	—	—	3,901
Total liabilities	$28,755,661	$—	$94,395	$28,661,266

	December 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$18,669,962	$—	$—	$18,669,962
Loans held for investment, subject to nonrecourse debt	9,288,403	—	—	9,288,403
Loans held for investment	520,103	—	—	520,103
Other assets:
Loans held for sale	3,454	—	3,454	—
Retained bonds	40,407	—	—	40,407
Total assets	$28,522,329	$—	$3,454	$28,518,875

Liabilities
HMBS related obligations	$18,444,370	$—	$—	$18,444,370
Nonrecourse debt	8,954,068	—	—	8,954,068
Deferred purchase price liabilities:
AAG/Bloom	13,370	—	—	13,370
TRA obligation	3,314	—	—	3,314
Total liabilities	$27,415,122	$—	$—	$27,415,122

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The following tables present Level 3 assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Assets
Year ended December 31, 2025	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Retained bonds
Beginning balance	$19,190,065	$9,288,403	$—	$40,407
Total gain (loss) included in earnings	1,473,731	966,349	(1,305)	1,903
Purchases, settlements, and transfers:
Purchases and additions	3,322,290	24,735	71,971	—
Sales and settlements	(2,949,938)	(1,085,448)	(220,520)	(3,625)
Transfers in (out) between categories	(1,030,664)	832,138	185,977	—
Ending balance	$20,005,484	$10,026,177	$36,123	$38,685

	Liabilities
Year ended December 31, 2025	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(18,444,370)	$(8,954,068)	$(16,684)
Total gain (loss) included in earnings	(1,116,201)	(733,504)	1,931
Purchases, settlements, and transfers:
Purchases and additions	(2,006,384)	(4,991,431)	—
Settlements	2,654,729	4,942,510	2,206
Ending balance	$(18,912,226)	$(9,736,493)	$(12,547)

	Assets
Year ended December 31, 2024	Loans held for investment	Loans held for investment, subject to nonrecourse debt	MSR	Retained bonds
Beginning balance	$18,123,991	$8,272,393	$6,436	$44,297
Total gain (loss) included in earnings	1,753,126	639,122	(920)	(684)
Purchases, settlements, and transfers:
Purchases and additions	2,870,747	41,134	—	—
Sales and settlements	(2,256,238)	(988,337)	(5,516)	(3,206)
Transfers in (out) between categories	(1,301,561)	1,324,091	—	—
Ending balance	$19,190,065	$9,288,403	$—	$40,407

	Liabilities
Year ended December 31, 2024	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(17,353,720)	$(7,904,200)	$(8,855)
Total loss included in earnings	(1,340,956)	(644,705)	(7,966)
Purchases, settlements, and transfers:
Purchases and additions	(2,003,170)	(3,177,025)	—
Settlements	2,253,476	2,771,862	137
Ending balance	$(18,444,370)	$(8,954,068)	$(16,684)

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The following table presents the total amount of loans held for investment that were greater than 90 days past due and on non-accrual status (in thousands):

	December 31, 2025			December 31, 2024
	UPB	Fair Value	Difference	UPB	Fair Value	Difference
Loans held for investment, subject to nonrecourse debt	$—	$—	$—	$32,067	$19,362	$(12,705)
Loans held for investment	7,019	6,142	(877)	222	155	(67)
Total	$7,019	$6,142	$(877)	$32,289	$19,517	$(12,772)

Fair Value Option
The Company has elected to measure its loans held for investment, loans held for sale, HMBS related obligations, nonrecourse debt, and Convertible Notes (as defined in Note 13 - Notes Payable) at fair value under the fair value option. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company’s operational and risk management strategies. The following table presents the fair value and the UPB of these financial assets and liabilities (in thousands):

	December 31, 2025		December 31, 2024
	Fair Value	UPB	Fair Value	UPB
Assets
Loans held for investment, subject to HMBS related obligations	$19,135,403	$17,983,144	$18,669,962	$17,652,495
Loans held for investment, subject to nonrecourse debt	10,026,177	9,567,732	9,288,403	9,218,697
Loans held for investment	870,081	790,342	520,103	503,949
Other assets:
Loans held for sale	37,461	34,515	3,454	4,331
Liabilities
HMBS related obligations	18,912,226	17,983,144	18,444,370	17,652,495
Nonrecourse debt	9,736,493	9,960,524	8,954,068	9,363,919
Convertible Notes	53,800	40,000	—	—

Fair Value of Other Financial Instruments
As of December 31, 2025 and 2024, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of certain notes payable. The fair value of our notes payable was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input, or for notes payable with an original maturity of a year or less, the carrying value approximates fair value, which is determined using Level 2 inputs. Refer to Note 13 - Notes Payable for additional information.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The following table presents the amortized cost and fair value of notes payable (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Notes	$126,089	$149,620	$156,074	$185,632
Exchangeable Secured Notes	130,040	178,428	126,059	191,110
LFH Promissory Note	20,000	20,000	—	—
2025 Unsecured Notes	—	—	7,378	6,187
Working Capital Promissory Notes	—	—	85,000	85,000
Total notes recorded at amortized cost	276,129	$348,048	374,511	$467,929
Convertible Notes, recorded at fair value	53,800		—
Total notes payable	$329,929		$374,511
For other financial instruments that were not recorded at fair value, such as cash and cash equivalents, including restricted cash, and other financing lines of credit, the carrying value approximates fair value due to the short-term nature of such instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, including restricted cash, which are Level 1 inputs.

6. Reverse Mortgage Loan Portfolio
The following table presents the composition and the outstanding UPB of the reverse mortgage loan portfolio serviced by the Company (in thousands):

	December 31, 2025	December 31, 2024
Loans held for investment, subject to HMBS related obligations	$17,983,144	$17,652,495

Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgages	8,887,778	8,567,792
Performing HECM buyouts	251,051	210,041
Nonperforming HECM buyouts	428,903	408,614
Total loans held for investment, subject to nonrecourse debt	9,567,732	9,186,447

Loans held for investment:
Non-agency reverse mortgages	614,515	270,956
HECM loans not securitized(1)	103,825	101,100
Unpoolable HECM loans(2)	64,983	131,671
Total loans held for investment(3)	783,323	503,727

Other assets:
Loans held for sale(3)	32,761	—

Total owned loan portfolio	28,366,960	27,342,669
Loans reclassified as government guaranteed receivable	50,922	45,773
Loans serviced for others	590,192	88,125
Total serviced loan portfolio	$29,008,074	$27,476,567
(1) HECM loans not securitized primarily represent newly originated loans and poolable tails.
(2) Unpoolable HECM loans primarily represent loans that have reached 98% of their MCA.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
(3) As of December 31, 2025 and 2024, there was $753.2 million and $451.3 million, respectively, in UPB in loans pledged as collateral for financing lines of credit.

The following table presents our owned loan portfolio by mortgage rate type (in thousands):

	December 31, 2025	December 31, 2024
Adjustable rate loans	$20,662,839	$19,966,185
Fixed rate loans	7,704,121	7,376,484
Total owned loan portfolio	$28,366,960	$27,342,669

As of December 31, 2025 and 2024, there were $550.4 million and $497.6 million, respectively, of foreclosure proceedings in process, which are included in Loans held for investment, subject to HMBS related obligations, at fair value, Loans held for investment, subject to nonrecourse debt, at fair value, or Loans held for investment, at fair value, in the Consolidated Statements of Financial Condition, and $8.9 million and $7.1 million, respectively, of foreclosure proceedings in process, which are included in loans serviced for others in the table above.

7. Intangible Assets, Net
Intangible assets, net, consisted of the following (in thousands):

December 31, 2025	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-amortizing intangibles
Trade name	N/A	$21,562	$—	$21,562
Amortizing intangibles
Broker/customer relationships	9	334,700	(176,647)	158,053
Total intangibles		$356,262	$(176,647)	$179,615

December 31, 2024	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-amortizing intangibles
Trade name	N/A	$21,100	$—	$21,100
Amortizing intangibles
Broker/customer relationships	9	334,700	(139,458)	195,242
Total intangibles		$355,800	$(139,458)	$216,342

During the year ended December 31, 2025, the Company acquired a trade name for $0.5 million, which was recorded as an indefinite-lived intangible asset.
Amortization expense was $37.2 million for each of the years ended December 31, 2025 and 2024.
As of December 31, 2025, the estimated amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Amount
2026	$37,189
2027	37,189
2028	37,189
2029	37,189
2030	9,297
Total future amortization expense	$158,053

Finance of America Companies Inc. Notes to Consolidated Financial Statements
8. Other Assets, Net
Other assets, net, related to continuing operations consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Government guaranteed receivables	$47,100	$41,948
Retained bonds, at fair value (Note 5 - Fair Value)	38,685	40,407
Loans held for sale, at fair value (Note 5 - Fair Value)	37,461	3,454
Receivables, net of allowance of $8,264 and $3,135	26,425	20,935
ROU assets (Note 12 - Leases)	17,566	20,533
Prepaid expenses	10,013	11,998
Fixed assets, net	4,422	3,824
Other	15,704	14,162
Total other assets, net	$197,376	$157,261
9. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date(1)	Interest Rate	Original Issue Amount	December 31, 2025	December 31, 2024
Securitization of non-agency reverse mortgage loans	May 2018 - September 2025	December 2053 - September 2075	2.00% - 7.00%	$10,220,880	$8,834,991	$8,304,568
Securitization of performing/nonperforming HECM loans	October 2024 - November 2025	October 2034 - November 2035	4.00% - 6.00%	1,135,800	749,110	677,035
Securitization of commercial loans(2)	N/A	N/A	N/A	N/A	—	8,245
Total consolidated VIE nonrecourse debt UPB					9,584,101	8,989,848
Nonrecourse loan financing liability(3)					376,423	374,071
Fair value adjustments					(224,031)	(409,851)
Total nonrecourse debt, at fair value					$9,736,493	$8,954,068
(1) The Company’s securitizations are generally callable at or following the optional redemption date as defined in each related indenture agreement.
(2) The nonrecourse debt associated with the securitization of commercial loans was fully paid off during 2025.
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of December 31, 2025, estimated maturities for nonrecourse debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
2026	$2,716,708
2027	1,887,846
2028	794,907
2029	404,861
2030	531,170
Thereafter	3,625,032
Total payments on nonrecourse debt	$9,960,524

10. Other Financing Lines of Credit
Other financing lines of credit consisted of the following (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	December 31, 2025	December 31, 2024
Reverse Lines:
March 2026 - December 2026	Secured Overnight Financing Rate (“SOFR”) + applicable margin	First and Second Lien Mortgages	$1,185,000	$737,435	$438,328
Various(2)	Bond accrual rate/SOFR + applicable margin	Mortgage Related Assets	353,901	335,443	356,915
October 2027	SOFR + applicable margin	HECM MSR	70,000	63,462	69,231
October 2026	SOFR + applicable margin	Unsecuritized Tails	40,000	20,269	19,947
Total reverse lines of credit			1,648,901	1,156,609	884,421
Mortgage Line:
Various(2)	Bond accrual rate + applicable margin	Mortgage Related Assets	31,090	31,090	33,826
Total other financing lines of credit			$1,679,991	$1,187,699	$918,247
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of December 31, 2025.
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
As of December 31, 2025 and 2024, the weighted average interest rate on outstanding financing lines of credit was 8.18% and 7.14%, respectively.
The Company’s financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. As of December 31, 2025, the Company was in compliance with the financial covenants.
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
The maximum allowable distributions available to the Company are based on the most restrictive financial covenant ratios and are presented in the following tables (in thousands, except for ratios):

Financial Covenants	Requirement	December 31, 2025	Maximum Allowable Distribution
FAR
Adjusted Tangible Net Worth	$250,000	$569,044	$319,044
Liquidity	42,412	64,688	22,276
Leverage Ratio	6:1	2.7:1	315,994
FAH
Adjusted Tangible Net Worth	$200,000	$561,035	$361,035
Liquidity	40,000	68,632	28,632
Leverage Ratio	10:1	3.1:1	388,240

Financial Covenants	Requirement	December 31, 2024	Maximum Allowable Distribution
FAR
Adjusted Tangible Net Worth	$250,000	$501,883	$251,883
Liquidity	40,129	45,512	5,383
Leverage Ratio	6:1	2.7:1	276,823
FAH
Adjusted Tangible Net Worth	$200,000	$502,744	$302,744
Liquidity	40,000	47,794	7,794
Leverage Ratio	10:1	2.9:1	355,886

11. Payables and Other Liabilities
Payables and other liabilities related to continuing operations consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued and other liabilities	$56,328	$63,898
Lease liabilities (Note 12 - Leases)	25,669	28,474
Accrued compensation expense	18,716	13,222
Ginnie Mae reverse mortgage buyout payable	15,962	14,005
Deferred purchase price liabilities	14,054	18,354
Total payables and other liabilities	$130,729	$137,953

Finance of America Companies Inc. Notes to Consolidated Financial Statements

12. Leases
The following table presents the Company’s operating lease portfolio (dollars in thousands):

	December 31, 2025	December 31, 2024
ROU assets	$17,566	$20,533
Lease liabilities	25,669	28,474
Weighted average remaining lease term (in years)	7.13	7.91
Weighted average discount rate	6.43%	6.41%
The following table presents the Company’s net operating lease cost (in thousands):

	Year ended
	December 31,
	2025	2024
Operating lease cost	$5,338	$6,084
Short-term lease cost	40	171
Total operating and short-term lease cost	5,378	6,255
Variable lease cost	598	649
Sublease income	(3,395)	(2,150)
Net lease cost	$2,581	$4,754
The following table presents other information related to the Company’s operating leases (in thousands):

	Year ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,409	$5,796
Leased assets obtained in exchange for new operating lease liabilities	905	1,322
The following table presents a maturity analysis of operating leases and a reconciliation of the undiscounted cash flows to lease liabilities as of December 31, 2025 (in thousands):

Year Ending December 31,	Amount
2026	$5,462
2027	5,094
2028	3,722
2029	3,327
2030	3,360
Thereafter	11,503
Total undiscounted lease payments	32,468
Less: Amounts representing interest	(6,799)
Total lease liabilities	$25,669

Finance of America Companies Inc. Notes to Consolidated Financial Statements
13. Notes Payable
Senior Notes
Exchange
On November 5, 2020, FOAF issued $350 million aggregate principal amount of senior unsecured notes due November 15, 2025 (the “2025 Unsecured Notes”). On October 31, 2024 (the “Issue Date”), FOAF completed an exchange with certain existing noteholders of the 2025 Unsecured Notes. Existing noteholders, representing 97.892% of the aggregate principal amount outstanding of the 2025 Unsecured Notes, exchanged their respective 2025 Unsecured Notes in consideration for (i) the issuance of (a) $195,783,947 of FOAF’s new 7.875% Senior Secured Notes due November 30, 2026 (the “Senior Secured Notes”), with FOAF’s option to extend until November 30, 2027 (subsequently amended as described below), (b) $146,793,000 of FOAF’s new 10.000% Exchangeable Senior Secured Notes due November 30, 2029 (the “Exchangeable Secured Notes”) (collectively, the “Secured Notes”), and (ii) cash consideration of $856,555.
We concluded that the exchanged 2025 Unsecured Notes and Secured Notes had substantially different terms, and accordingly, we accounted for the exchange as an extinguishment of the 2025 Unsecured Notes and the issuance of the Secured Notes. As a result, the Company initially recorded the Secured Notes at fair value and recognized an extinguishment gain of $56.2 million for the year ended December 31, 2024, which is included in Non-funding interest income (expense), net, in the Consolidated Statements of Operations. The Secured Notes are subsequently being carried at amortized cost.
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
In accordance with the amendments as described below, the Senior Secured Notes will mature on November 30, 2026 (the “Scheduled Maturity Date”), provided that such Scheduled Maturity Date may be extended at the election of FOAF until November 30, 2027 (the “Extended Maturity Date”), subject to an increase in the applicable interest rate as described below, payment of a fee to the holders of the Senior Secured Notes equal to 0.25% of the principal amount of the Senior Secured Notes prior to the effectiveness of any such extension, and other customary provisions as described in the Senior Secured Notes Indenture.
In order to permit the transactions under the Repurchase Agreement (as defined in Note 23 - Related Party Transactions), FOA Equity, FOAF, certain of their direct and indirect subsidiaries who act as guarantors, and a requisite majority of holders of FOAF’s Secured Notes entered into certain amendments which provide that $60 million of the principal amount of the Senior Secured Notes will mature on the Scheduled Maturity Date, with FOAF retaining the option to extend the remaining principal balance to the Extended Maturity Date, and to provide for required uses of net proceeds from certain of the Additional Collateral (as defined below).
Pursuant to the Senior Secured Notes Indenture, FOAF was required to partially prepay in cash, by means of a redemption, a portion of the outstanding principal amount of the Senior Secured Notes in November 2025, in an amount equal to $0.23 per $1.00 principal amount of Senior Secured Notes outstanding, or $45.0 million.
The Senior Secured Notes bore interest at a rate of 7.875% per year until the first anniversary of the Issue Date and bear interest at a rate of 8.875% per year from the first anniversary of the Issue Date to the Scheduled Maturity Date. If FOAF elects the extension, the Senior Secured Notes will bear interest at a rate of 9.875% per year from the Scheduled Maturity Date until the Extended Maturity Date. FOAF pays interest semi-annually in arrears on May 30 and November 30 of each year, beginning on November 30, 2024.
In accordance with the Senior Secured Notes Indenture, as the two Revolving Working Capital Promissory Note Agreements (the “Working Capital Promissory Notes”) were paid off and terminated in August 2025 (refer to Note 23 - Related Party Transactions for additional information), FOAF is required to partially or fully redeem the Senior Secured Notes at a redemption price of par plus accrued and unpaid interest, upon the occurrence of certain specified events including, but not limited to (i) if amounts on deposit in a specified controlled account at month end and certain other additional determination dates, exceed, by at least $10.0 million, the amount of interest expected to be due and payable on the Secured Notes on the next two scheduled interest payment dates (based on the then

Finance of America Companies Inc. Notes to Consolidated Financial Statements
outstanding principal amount of the Secured Notes and the then applicable interest rate) and (ii) there are excess net cash proceeds from certain collateral dispositions to the extent not applied in accordance with the collateral disposition requirements of the Senior Secured Notes Indenture, in an amount equal to such net cash proceeds. The Senior Secured Notes will not be redeemable at FOAF’s option at any time.
If certain events constituting a Change of Control occur, as defined in the Senior Secured Notes Indenture, FOAF will be required to make an offer to repurchase all of the Senior Secured Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
The Senior Secured Notes Indenture contains restrictive covenants that limit, among other things, the ability of FOAF and certain of its subsidiaries, including the Guarantors, to incur additional indebtedness, repay indebtedness before its respective stated maturity, make restricted payments (including investments), sell or dispose of assets, incur liens, and enter into certain transactions with affiliates. These incurrence-based covenants are subject to exceptions and qualifications. The Company was in compliance with all required covenants related to the Senior Secured Notes as of December 31, 2025.
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
The Exchangeable Secured Notes Indenture contains certain covenants and events of default similar to, but less restrictive than, those contained in the Senior Secured Notes Indenture. The Company was in compliance with all required covenants related to the Exchangeable Secured Notes as of December 31, 2025.
Collateral for the Secured Notes
In connection with the issuance of the Secured Notes, FOAF entered into a pledge and security agreement (the “Pledge and Security Agreement”) with the Collateral Trustee (appointed as such thereunder for purposes of the holding and perfecting the liens securing the Secured Notes) and the grantors party thereto, pursuant to which the collateral securing the Secured Notes’ obligations was granted.
In accordance with the Pledge and Security Agreement, as the Working Capital Promissory Notes were paid off and terminated in August 2025 (refer to Note 23 - Related Party Transactions for additional information), the Secured Notes are secured on a pari passu basis, pursuant to a collateral trust agreement among the grantors party thereto, the Senior Secured Notes Trustee, the Exchangeable Notes Trustee, and the Collateral Trustee (which governs the

Finance of America Companies Inc. Notes to Consolidated Financial Statements
relative rights among the holders of the Senior Secured Notes and the Exchangeable Secured Notes), by a first priority lien granted by the grantors in the Permanent Collateral (as defined below). The Permanent Collateral includes, subject to permitted liens, the equity instruments required to be retained by a subsidiary of FOA Equity (presently and in the future) in connection with the issuance of non-agency reverse mortgage loan asset-backed securitizations, and the equity interests in certain subsidiaries of FOA Equity (the “Permanent Collateral”).
FOAF and the Guarantors, as applicable, are required to enter into certain deposit account and securities account control agreements with respect to the Permanent Collateral, including under certain circumstances and threshold amounts with respect to unrestricted cash, subject to certain permitted uses.
On August 4, 2025, FOA Equity, FOAF, and certain of their direct and indirect subsidiaries who act as guarantors, together with the Collateral Trustee, entered into the first amendment to the Pledge and Security Agreement to provide for liens on certain additional collateral to secure the Senior Secured Notes and the Exchangeable Secured Notes, including certain residual proceeds, equity interests, and call rights related to securitizations of the MSR of FAR or any of its affiliates relating to HECM loans pooled in Ginnie Mae HMBS (the “Additional Collateral”). The Additional Collateral will be automatically released once the non-extendable Senior Secured Notes are paid in full on November 30, 2026.
2025 Unsecured Notes
The 2025 Unsecured Notes bore interest at a rate of 7.875% per year, payable semi-annually in arrears on May 15 and November 15. The 2025 Unsecured Notes were repaid and terminated in full in November 2025. As of December 31, 2024, the effective interest rate for our 2025 Unsecured Notes was 7.7%.
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
Other Promissory Notes
The Company has an unsecured revolving working capital promissory note with Libman Family Holdings, LLC, a related party (the “LFH Promissory Note”), and previously had the related party Working Capital Promissory Notes. Refer to Note 23 - Related Party Transactions for additional information.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Notes payable consisted of the following (in thousands):

			December 31, 2025			December 31, 2024
Description	Maturity Date	Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Carrying Value	Principal Amount	Unamortized Debt Discount and Issuance Costs	Carrying Value
Senior Secured Notes	November 2026(1)	8.875%	$150,754	$(24,665)	$126,089	$195,784	$(39,710)	$156,074
Exchangeable Secured Notes	November 2029	10.000%	146,793	(16,753)	130,040	146,793	(20,734)	126,059
LFH Promissory Note	August 2026	10.000%	20,000	—	20,000	—	—	—
2025 Unsecured Notes	N/A	N/A	—	—	—	7,378	—	7,378
Working Capital Promissory Notes	N/A	N/A	—	—	—	85,000	—	85,000
Total notes recorded at amortized cost			317,547	$(41,418)	276,129	434,955	$(60,444)	374,511
Convertible Notes, recorded at fair value	August 2028	0.000%	40,000		53,800	—		—
Total notes payable			$357,547		$329,929	$434,955		$374,511
(1) As discussed in the Senior Secured Notes section above, the Company has the option to extend a portion of the principal balance to the extended maturity date of November 30, 2027.
Interest expense on our notes payable consisted of the following (in thousands):

	Year ended
	December 31,
	2025	2024
Senior Secured Notes
Contractually stated	$16,169	$2,543
Amortization of debt discount and issuance costs	15,045	2,360
Total Senior Secured Notes	31,214	4,903

Exchangeable Secured Notes
Contractually stated	13,897	2,231
Amortization of debt discount and issuance costs	3,981	639
Total Exchangeable Secured Notes	17,878	2,870

Working Capital Promissory Notes	7,509	11,319
LFH Promissory Note	444	—
2025 Unsecured Notes	510	22,319
Total interest expense (Note 17 - Interest Income and Interest Expense)	$57,555	$41,411
As of December 31, 2025 and 2024, the effective interest rate for our Senior Secured Notes was 21.5% and 19.1%, respectively, and the effective interest rate for our Exchangeable Secured Notes was 13.7% for both years, inclusive of amortization of debt discount and issuance costs.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
As of December 31, 2025, the maturities of notes payable are as follows (in thousands):

Year Ending December 31,	Amount
2026	$ 170,754(1)
2027	—
2028	40,000
2029	146,793
Total notes payable	$357,547
(1) As discussed in the Senior Secured Notes section above, the Company has the option to extend a portion of the principal balance to the extended maturity date of November 30, 2027.

14. Litigation
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
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $2.4 million and $2.0 million for the years ended December 31, 2025 and 2024, respectively. These expenses are included in General and administrative expenses in the Consolidated Statements of Operations.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
15. Commitments and Contingencies
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
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were $4.4 billion and $4.5 billion as of December 31, 2025 and 2024, respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit.
The Company also has commitments to purchase loans totaling $0.8 million and $1.7 million as of December 31, 2025 and 2024, respectively.
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
As an issuer of HMBS, the Company also has the option to repurchase reverse mortgage loans out of the Ginnie Mae securitization pools without prior approval from Ginnie Mae in certain instances. These situations include: the borrower requesting an additional advance that causes the outstanding principal balance to be equal to or greater than 98% of the MCA; the borrower’s loan becoming due and payable under certain circumstances; the borrower not occupying the home for greater than twelve consecutive months for physical or mental illness, and the home is not the residence of another borrower; or the borrower failing to perform in accordance with the terms of the loan.
For each HECM loan that the Company securitizes into agency HMBS, the Company is required to covenant and warrant to Ginnie Mae, among other things, that the HECM loans related to each participation included in the agency HMBS are eligible under the requirements of the National Housing Act and the Ginnie Mae MBS Guide, and that the Company will take all actions necessary to ensure the HECM loan’s continued eligibility. The Ginnie Mae HMBS program requires that the Company removes the participation related to any HECM loan that does not meet the requirements of the Ginnie Mae MBS Guide. In addition to securitizing HECM loans into agency HMBS, the Company may sell HECM loans to third parties, and the agreements with such third parties include standard representations and warranties related to such loans, which if breached, may require the Company to repurchase the HECM loan and/or indemnify the purchaser for losses related to such HECM loans. In the case where the Company

Finance of America Companies Inc. Notes to Consolidated Financial Statements
repurchases the loan, the Company bears any subsequent credit loss on the loan. To the extent that the Company is required to remove a loan from an agency HMBS, purchase a loan from a third-party, or indemnify a third-party, the potential losses suffered by the Company may be reduced by any recourse the Company has to the originating broker and/or correspondent lender, if applicable, to the extent such entity breached similar or other representations and warranties. Under most circumstances, the Company has the right to require the originating broker/correspondent lender to repurchase the related loan from the Company and/or indemnify the Company for losses incurred. The Company seeks to manage the risk of repurchase and associated credit exposure through the Company’s underwriting and quality assurance practices.

16. Equity-Based Compensation
Restricted Stock Units
Pursuant to the terms of the 2021 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), the Company grants equity-based compensation to certain employees and non-employee Board members, henceforth referred to as Non-LTIP Restricted Stock Units (“Non-LTIP RSUs”). Vested Non-LTIP RSUs are settled with issuance of shares of Class A Common Stock of FOA to the participant and a respective count of Class A LLC Units of FOA Equity (“Class A LLC Units”) to FOA. There are 707,701 shares authorized and available for award as of December 31, 2025.
Additionally, pursuant to the terms of the Amended and Restated Long-Term Incentive Plan (“A&R MLTIP”), there were two types of equity-based compensation granted to employees, henceforth referred to as Replacement Restricted Stock Units (“Replacement RSUs”) and Earnout Right Restricted Stock Units (“Earnout Right RSUs”). The issuance of the Replacement RSUs and Earnout Right RSUs to employees under the A&R MLTIP are funded by the exchange of outstanding Class A Common Stock and Class A LLC Units. Therefore, any shares issued to employees under the A&R MLTIP do not result in incremental share ownership in the Company, and the total compensation costs associated with the vesting of the Replacement RSUs and Earnout Right RSUs are directly allocated to the noncontrolling interest and to FOA in proportion to their sharing percentages of exchanged units.
Non-LTIP RSUs
Pursuant to the terms of the Restricted Stock Unit Agreement under the Omnibus Incentive Plan, the Company grants Non-LTIP RSUs to certain employees and non-employee Board members. The RSUs granted have various grant dates and vesting schedules. All vesting is subject to each holder’s continued employment and is subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plan.
The Company maintains an Employee Stock Purchase Plan (the “ESPP”) for the benefit of its employees. Participation in the ESPP is voluntary and is open to any Company employee who satisfies the eligibility requirements under the ESPP, other than the Company’s “officers” (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act”). The ESPP allows for shares of the Company’s Class A Common Stock to be purchased on behalf of participants, using funds contributed by participants through payroll deductions. Participants can contribute up to the lesser of 15% of their Base Earnings (as defined in the ESPP) or $50,000 per calendar year. The ESPP includes a matching component under which participating employees are eligible to receive a grant of restricted stock units (“Match RSUs”) pursuant to, and in accordance with, the Omnibus Incentive Plan. The number of Match RSUs granted to participants for each offering period will equal 20% of the shares purchased by participants under the ESPP for that offering period.
Replacement RSUs
Pursuant to the terms of the A&R MLTIP, in consideration for the cancellation of their Phantom Units in FOA Equity, the Company granted Replacement RSUs to each employee who held Phantom Units and remained employed as of the Replacement RSU grant date, April 1, 2021.
Following the terms of the A&R MLTIP, 25% of the Replacement RSUs vested on the Replacement RSU grant date, and the remaining 75% vested in equal installments on each of the first three anniversaries of April 1, 2021, subject to each holder’s continued employment. The Replacement RSUs vested into shares of Class A Common Stock.
Equity-based compensation expense for the Replacement RSUs was $2.7 million for the year ended December 31, 2024. As of April 1, 2024, there were no outstanding Replacement RSUs and no remaining compensation expense to recognize.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Earnout Right RSUs
In addition to the Replacement RSUs, participants in the A&R MLTIP are entitled to receive additional Earnout Right RSUs if the Company achieves certain market-based conditions. Earnout Right RSUs have the same service-based vesting conditions as the Replacement RSUs, along with the additional market-based vesting conditions. The first tranche of Earnout Right RSUs vest upon satisfaction of the service-based vesting conditions and if, at any time through April 1, 2027, the VWAP of FOA’s Class A Common Stock is greater than or equal to $125 for any twenty out of thirty consecutive trading days. The second tranche of Earnout Right RSUs vest upon satisfaction of the service-based vesting conditions and if, at any time through April 1, 2027, the VWAP of FOA’s Class A Common Stock is greater than or equal to $150 for any twenty out of thirty consecutive trading days.
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
The following tables present RSU activity:

				Grant Date Fair Value
Non-LTIP RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, December 31, 2024	1,298,877	—	1,298,877	$10.72	$13,922
Granted	473,592	—	473,592	20.94	9,917
Vested	(566,700)	566,700	—	—	—
Forfeited	(34,175)	—	(34,175)	14.40	(492)
Settled	—	(566,700)	(566,700)	10.92	(6,187)
Outstanding, December 31, 2025	1,171,594	—	1,171,594	$14.65	$17,160
Equity-based compensation expense for the Non-LTIP RSUs was $7.4 million and $5.7 million for the years ended December 31, 2025 and 2024, respectively. Unrecognized equity-based compensation expense for the Non-LTIP RSUs totaled $10.0 million as of December 31, 2025 and is expected to be recognized over 1.9 years.

				Grant Date Fair Value
Earnout Right RSUs	Number of Units Unvested	Number of Units Vested	Total Number of Units	Weighted Average Price Per Unit	Total Fair Value (in thousands)
Outstanding, December 31, 2024 and December 31, 2025	145,800	—	145,800	$89.05	$12,984
There was no activity related to the Earnout Right RSUs during the year ended December 31, 2025. Equity-based compensation expense for the Earnout Right RSUs was $0.1 million for the year ended December 31, 2024. As of April 1, 2024, there was no remaining compensation expense associated with the Earnout Right RSUs.
Options
On November 7, 2024, pursuant to the terms of the Omnibus Incentive Plan, the Company granted options to certain members of senior management, including certain officers of the Company. The options vest on the second anniversary of the grant date, subject to each holder’s continued employment on the vesting date. The options are exercisable for a period of five years from the grant date for Class A LLC Units on a one-for-one basis, which Class A LLC Units are exchangeable on a one-for-one basis for shares of the Company’s Class A Common Stock.
On December 19, 2025, pursuant to the terms of the Omnibus Incentive Plan, the Company granted options to certain members of senior management, including certain officers of the Company. The options vest in equal installments on each of the first three anniversaries of the grant date, subject to each holder’s continued employment on the vesting date. The options are exercisable for a period of five years from the grant date for shares of the Company’s Class A Common Stock on a one-for-one basis.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The following table presents the option award activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	720,000	$25.00	4.8	$2,246
Granted	770,000	25.00
Outstanding, December 31, 2025	1,490,000	$25.00	4.4	$—
The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $12.55 and $7.30 per option, respectively.
Equity-based compensation expense for the options was $2.8 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively. Unrecognized equity-based compensation expense for the options totaled $11.8 million as of December 31, 2025 and is expected to be recognized over 2.5 years.
The Company estimated the fair value of the options at the date of grant using the Black-Scholes option pricing model based on the following inputs:

	Year ended
	December 31,
	2025	2024
Expected volatility	65.3%	75.0%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.7%	4.2%
Expected term (in years)	5.0	5.0
Expected volatility - This measure was based on the historical volatility of the Company’s common stock price.
Expected dividend yield - The Company estimated the expected dividend yield to be zero as the Company did not expect to pay dividends on its common stock in the foreseeable future.
Risk-free interest rate - This rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption.
Expected term - The period of time over which the awards were expected to remain outstanding.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
17. Interest Income and Interest Expense
Interest income and interest expense consisted of the following (in thousands):

	Year ended
	December 31,
	2025	2024
Interest income:
Interest income on mortgage loans	$1,902,352	$1,890,700
Other interest income	17,618	14,514
Total portfolio interest income	1,919,970	1,905,214
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(1,575,252)	(1,559,341)
Interest expense on other financing lines of credit	(83,958)	(77,945)
Total portfolio interest expense	(1,659,210)	(1,637,286)
Net portfolio interest income	260,760	267,928

Non-portfolio interest income	439	1,913
Interest expense on notes payable (Note 13 - Notes Payable)	(57,555)	(41,411)
Other non-funding interest expense	(446)	—
Gain on the exchange of our senior notes (Note 13 - Notes Payable)	—	56,193
Non-funding interest income (expense), net	(57,562)	16,695

Net interest income	$203,198	$284,623
(1) Interest expense on HMBS and nonrecourse obligations includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.

18. General and Administrative Expenses
General and administrative expenses related to continuing operations consisted of the following (in thousands):

	Year ended
	December 31,
	2025	2024
Professional and consulting fees	$19,843	$20,480
Communications and data processing	18,254	22,745
Occupancy, equipment rentals, and other office related expenses	2,825	4,904
Other expenses	10,171	11,333
Total general and administrative expenses	$51,093	$59,462

Finance of America Companies Inc. Notes to Consolidated Financial Statements
19. Income Taxes
The provision for income taxes related to continuing operations consisted of the following (in thousands):

	Year ended
	December 31,
	2025	2024
Current benefit
Federal	$—	$(13)
Deferred expense
Federal	2,651	2,010
State	868	401
Total deferred expense	3,519	2,411
Provision for income taxes	$3,519	$2,398

The following table presents a reconciliation of the U.S. federal statutory income tax rate to our effective tax rate from continuing operations (dollars in thousands):

	Year ended
	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Tax provision at U.S. federal statutory rate	$23,750	21.0%	$8,991	21.0%
State and local income taxes, net of federal income tax effect(1)	868	0.8	401	0.9
Nontaxable or nondeductible items:
Noncontrolling interest	(12,139)	(10.7)	(4,373)	(10.2)
Fair value adjustments on certain financial instruments	1,302	1.1	—	—
Other	(965)	(0.9)	513	1.2
Tax credits:
Research and development	110	0.1	(109)	(0.3)
Changes in valuation allowances	(8,811)	(7.8)	(2,458)	(5.7)
Other tax adjustments	(596)	(0.5)	(567)	(1.3)
Tax provision at effective tax rate	$3,519	3.1%	$2,398	5.6%
(1) The jurisdictions that contribute to the majority of the tax effect in this category are California, New York, Colorado, Oklahoma, Oregon, and Utah.

The effective tax rate is calculated by dividing the provision for income taxes by net income from continuing operations before income taxes. The Company’s effective tax rate on continuing operations for the years ended December 31, 2025 and 2024 differs from the U.S. federal statutory rate primarily due to the income attributable to noncontrolling interest and the changes in valuation allowances previously recorded against deferred tax assets, including NOL carryforwards and other deferred tax assets.
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets
Loss carryforwards	$52,084	$41,410
Earnout awards	5,315	5,025
Research and development tax credits	1,406	1,482
TRA	1,040	836
Other	207	177
Gross deferred tax assets	60,052	48,930
Valuation allowance	(35,502)	(38,454)
Deferred tax assets, net of valuation allowance	24,550	10,476
Deferred tax liabilities
Investment in FOA Equity	30,688	13,095
Gross deferred tax liabilities	30,688	13,095
Net deferred tax liability	$(6,138)	$(2,619)

As of December 31, 2025 and 2024, the federal and state NOL carryforwards were $195.3 million and $164.1 million, respectively. It is expected that these NOLs will not expire.
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. As of December 31, 2025, the Company had cumulative income on a three-year basis. However, due to our forecast of continued taxable losses, management concluded that a valuation allowance for the deferred tax asset in excess of deferred tax liabilities should be maintained. Based on the Company’s financial performance in future periods and our financial projections, the Company could record a reversal of all, or a portion of the valuation allowance associated with deferred tax assets in future periods. Any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. Further, the Company determined that the future sources of taxable income from reversing temporary differences that comprise the investment in FOA Equity deferred tax liability would only be fully realized upon sale of FOA’s interest in FOA Equity. Accordingly, the deferred tax liability from investment in FOA Equity has been treated as an indefinite-lived intangible and is limited by the federal net operating loss utilization rules. The net change in the valuation allowance was $3.0 million and $3.9 million for the years ended December 31, 2025 and 2024, respectively, primarily due to the results of operations and the related impact on the investment in FOA Equity and the NOL carryforwards. Furthermore, changes in the valuation allowance of $4.5 million and $1.2 million associated with transactions with the noncontrolling interest in the years ended December 31, 2025 and 2024, respectively, were offset to additional paid-in capital.
Net deferred tax liabilities are included in accrued and other liabilities, which is part of Payables and other liabilities in the Consolidated Statements of Financial Condition.
Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2021 or prior.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
The Company’s unrecognized tax benefits, excluding related interest and penalties, were (in thousands):

	Year ended
	December 31,
	2025	2024
Unrecognized tax benefits—beginning of period	$437	$421
Increases on tax positions related to the current period	—	47
Decreases on tax positions related to prior periods	(33)	(31)
Unrecognized tax benefits—end of period	$404	$437

If recognized, the entire amount of the tax benefits disclosed above would reduce the Company’s annual effective tax rate. FOA does not believe that it will have a material increase or decrease in its unrecognized tax benefits during the coming year. Federal, state, and local income taxes paid were insignificant during the years ended December 31, 2025 and 2024 due to our taxable losses and the availability of net operating loss carryforwards.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025, introducing tax law changes with various effective dates. The provisions in the Act do not have a material impact on our consolidated financial statements.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
20. Business Segment Reporting
The following tables present financial information by segment (in thousands):

	For the year ended December 31, 2025
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$1,919,970	$1,919,970	$—	$—	$1,919,970
Interest expense	—	(1,659,210)	(1,659,210)	—	—	(1,659,210)
Net portfolio interest income	—	260,760	260,760	—	—	260,760

Other income (expense)
Net origination gains	226,068	—	226,068	—	—	226,068
Gains on securitization of HECM tails, net	—	45,365	45,365	—	—	45,365
Fair value changes from model amortization	—	(153,656)	(153,656)	—	—	(153,656)
Fair value changes from market inputs or model assumptions	—	146,963	146,963	—	—	146,963
Net fair value changes on loans and related obligations	226,068	38,672	264,740	—	—	264,740
Fee income	26,914	3,072	29,986	—	(492)	29,494
Non-funding interest expense, net	—	—	—	(57,562)	—	(57,562)
Net other income (expense)	252,982	41,744	294,726	(57,562)	(492)	236,672

Total revenues	252,982	302,504	555,486	(57,562)	(492)	497,432

Expenses
Salaries, benefits, and related expenses	92,016	15,019	107,035	38,735	—	145,770
Loan production and portfolio related expenses	6,745	47,558	54,303	—	—	54,303
Loan servicing expenses	—	31,162	31,162	—	—	31,162
Marketing and advertising expenses	48,572	—	48,572	36	—	48,608
Amortization and depreciation	37,312	45	37,357	1,238	—	38,595
General and administrative expenses	22,126	10,366	32,492	19,093	(492)	51,093
Total expenses	206,771	104,150	310,921	59,102	(492)	369,531
Other, net	—	—	—	(14,804)	—	(14,804)
Net income (loss) before taxes	$46,211	$198,354	$244,565	$(131,468)	$—	$113,097

Total assets	$214,601	$30,458,518	$30,673,119	$1,078,605	$(1,018,426)	$30,733,298

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	For the year ended December 31, 2024
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Portfolio interest income
Interest income	$—	$1,905,214	$1,905,214	$—	$—	$1,905,214
Interest expense	—	(1,637,286)	(1,637,286)	—	—	(1,637,286)
Net portfolio interest income	—	267,928	267,928	—	—	267,928

Other income (expense)
Net origination gains	179,837	—	179,837	—	—	179,837
Gains on securitization of HECM tails, net	—	45,535	45,535	—	—	45,535
Fair value changes from model amortization	—	(201,101)	(201,101)	—	—	(201,101)
Fair value changes from market inputs or model assumptions	—	55,924	55,924	—	—	55,924
Net fair value changes on loans and related obligations	179,837	(99,642)	80,195	—	—	80,195
Fee income	26,477	3,561	30,038	—	(492)	29,546
Non-funding interest income, net	—	—	—	16,695	—	16,695
Net other income (expense)	206,314	(96,081)	110,233	16,695	(492)	126,436

Total revenues	206,314	171,847	378,161	16,695	(492)	394,364

Expenses
Salaries, benefits, and related expenses	83,448	15,513	98,961	39,399	—	138,360
Loan production and portfolio related expenses	7,887	28,318	36,205	—	—	36,205
Loan servicing expenses	—	31,323	31,323	—	—	31,323
Marketing and advertising expenses	39,337	41	39,378	51	—	39,429
Amortization and depreciation	37,751	77	37,828	1,119	—	38,947
General and administrative expenses	26,521	12,177	38,698	21,256	(492)	59,462
Total expenses	194,944	87,449	282,393	61,825	(492)	343,726
Impairment of other assets	(291)	—	(291)	(600)	—	(891)
Other, net	(174)	—	(174)	(6,757)	—	(6,931)
Net income (loss) before taxes	$10,905	$84,398	$95,303	$(52,487)	$—	$42,816

Total assets	$250,519	$28,877,278	$29,127,797	$1,343,803	$(1,317,561)	$29,154,039

The Company has identified two reportable segments: Retirement Solutions and Portfolio Management. The Chief Operating Decision Maker (“CODM”) are certain officers of the Company, which include the Chief Executive Officer, Chief Financial Officer, and Chief Investment Officer. The CODM evaluates the performance of the Company’s segments based on net income (loss) before taxes. The CODM uses this reported measure along with periodic reviews of results and overall market activity to allocate resources to segments in the planning and forecasting process.
Retirement Solutions
Our Retirement Solutions segment conducts all of our Company’s loan origination activity, including the origination and acquisition of HECM loans and non-agency reverse mortgage loans through both the retail and third-party originator channels. The Retirement Solutions segment generates revenue from fees earned at the time of loan origination as well as from the initial estimate of net origination gains, with all originated loans accounted for at fair value. Once originated, the loans are transferred to our Portfolio Management segment, and any future fair value adjustments, including interest earned, on these originated loans are reflected in the revenues of our Portfolio Management segment until final disposition.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Portfolio Management
Our Portfolio Management segment provides product development, loan securitization, loan sales, risk management, servicing oversight, and asset management services to the Company. Our Portfolio Management team acts as the connector between borrowers and investors. The direct connections to investors, provided primarily by our Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer, allow us to innovate and manage risk through better price and product discovery. Given our scale, we are able to work directly with investors and, where appropriate, retain assets on the balance sheet for attractive return opportunities. These retained investments are a source of growing and recurring interest and other servicing-related income. The Portfolio Management segment primarily generates revenue from the net interest income and fair value changes on portfolio assets, monetized through securitization, sale, or other financing of those assets.
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
As of December 31, 2025, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $192.8 million as of December 31, 2025. FAR’s actual net worth calculated based on Ginnie Mae guidance was $567.3 million as of December 31, 2025. The minimum liquidity required of FAR by Ginnie Mae was $38.6 million as of December 31, 2025. FAR’s actual cash and cash equivalents were $64.7 million as of December 31, 2025. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations do not meet the requirements of sale accounting and are not derecognized upon date of transfer. Based on this, FAR requested and received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of December 31, 2025, FAR was in compliance with applicable requirements.
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

Finance of America Companies Inc. Notes to Consolidated Financial Statements
These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. FOA Securities is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. FOA Securities computes net capital under the alternative method. Under this method, the required minimum net capital is $250 thousand. As of December 31, 2025, FOA Securities was in compliance with the minimum net capital requirement.
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

22. Concentrations of Risk
The Company’s activities are subject to significant risks and uncertainties, including management’s ability to adequately develop its service lines and acquire adequate customer and revenue bases, as well as overall market demand for its services. In addition, the Company engages in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.
Financial instruments, which potentially subject the Company to credit risk, primarily consist of cash and cash equivalents, loans held for investment, loans held for sale, and retained bonds.
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
Credit risk is reduced by the Company’s underwriting standards, monitoring of pledged collateral, and other in-house monitoring procedures performed by management. The Company’s credit exposure for amounts due from investors is minimized since its policy is to sell mortgages only to highly reputable and financially sound financial institutions.
FAR originates, purchases, sells, securitizes, and services HECM loans. FAR is subject to approval of, and is heavily regulated by, federal and state regulatory agencies as a mortgage lender, Ginnie Mae issuer, broker, and servicer. The secondary market for the FHA-insured HECM loans is not assured. The program could be jeopardized if Congressional appropriations required in future years are not forthcoming, and consumer demand could decline if FHA actions reduce the initial principal limits available to borrowers.
FAR also originates non-agency reverse mortgage loans, which are not insured by the FHA.
FAR depends on its ability to securitize reverse mortgage loans, subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, and would be adversely affected if the ability to access the secondary market were to be limited.
Reverse mortgage loans are sold or financed through one of the following methods: (i) sales or financing securitizations to or pursuant to programs sponsored by Ginnie Mae or (ii) sales or financing securitizations issued to private investors. The Company sold to or securitized with Ginnie Mae $1.1 billion and $1.0 billion of newly originated HECM loans for the years ended December 31, 2025 and 2024, respectively. The Company sold to or securitized with private investors $1.8 billion and $1.1 billion of reverse mortgage loans for the years ended December 31, 2025 and 2024, respectively.
For the year ended December 31, 2025, the reverse mortgage loan sales or financing securitizations issued to private investors consisted of 92% non-agency reverse mortgage loans and 8% HECM buyouts. For the year ended December 31, 2024, the reverse mortgage loan sales or financing securitizations issued to private investors consisted of 91% non-agency reverse mortgage loans and 9% HECM buyouts.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
Concentrations of credit risk associated with reverse mortgage loans are limited due to the large number of customers and their dispersion across many geographic areas. The following table presents the percentage of all reverse mortgage loans in the Company’s Consolidated Statements of Financial Condition by the location in which the home securing the loan is located, and is based on remaining UPB. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	December 31, 2025	December 31, 2024
California	44%	44%
Florida	6%	6%
New York	5%	5%
Colorado	5%	5%
Washington	5%	4%
Texas	4%	5%
Other	31%	31%
Total	100%	100%
A significant portion of the Company’s non-agency reverse mortgage loans are originated within the state of California. The Company’s non-agency reverse mortgage loan concentration, based on remaining UPB, is presented in the following table. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	December 31, 2025	December 31, 2024
California	72%	74%
Other	28%	26%
Total	100%	100%
The following table presents the percentage of reverse mortgage loans in the Consolidated Statements of Financial Condition that are insured by the FHA compared to non-agency reverse mortgages.

	December 31, 2025	December 31, 2024
Agency	66%	68%
Non-agency	34%	32%
Total	100%	100%
Loans previously repurchased out of a HMBS that were subsequently securitized contain limited concentrations of credit risk due to the dispersion across many geographic areas. The following table presents the percentage of securitized HECM buyouts in the Company’s Consolidated Statements of Financial Condition by the location in which the home securing the loan is located, and is based on remaining UPB. “Other” consists of loans in states in which concentration individually represents less than 5% of total remaining UPB.

	December 31, 2025	December 31, 2024
New York	22%	23%
California	12%	9%
Texas	10%	10%
Florida	7%	7%
Pennsylvania	5%	5%
Puerto Rico	4%	6%
Other	40%	40%
Total	100%	100%

Finance of America Companies Inc. Notes to Consolidated Financial Statements
23. Related Party Transactions
Promissory Notes
On August 4, 2025, the Company’s two outstanding Working Capital Promissory Notes with BTO Urban Holdings L.L.C. and Libman Family Holdings, LLC (“LFH”), which are deemed affiliates of the Company, were repaid and terminated in full in accordance with the terms of the Working Capital Promissory Notes. The Working Capital Promissory Notes had outstanding amounts of $85.0 million as of December 31, 2024, recorded within Notes payable in the Consolidated Statements of Financial Condition. The Company paid $8.5 million and $11.7 million of interest related to the Working Capital Promissory Notes for the years ended December 31, 2025 and 2024, respectively.
Additionally, on August 4, 2025, FAR entered into the unsecured LFH Promissory Note, which provides for an uncommitted revolving facility of up to $20.0 million. The LFH Promissory Note accrues interest monthly at a rate of 10% per annum and matures on August 4, 2026. The LFH Promissory Note had an outstanding amount of $20.0 million as of December 31, 2025, recorded within Notes payable in the Consolidated Statements of Financial Condition. The Company paid $0.4 million of interest related to the LFH Promissory Note during the year ended December 31, 2025.
Secured Notes and 2025 Unsecured Notes
In November 2020, LFH purchased a portion of the 2025 Unsecured Notes. In October 2024, the related party exchanged all of their 2025 Unsecured Notes for Secured Notes. The Company recognized a $12.7 million gain for the year ended December 31, 2024, on the extinguishment of the notes exchanged with LFH, which is included in Non-funding interest income (expense), net, in the Consolidated Statements of Operations.
The Company had $67.1 million and $77.3 million of Secured Notes due to LFH as of December 31, 2025 and 2024, respectively, recorded within Notes payable in the Consolidated Statements of Financial Condition. Additionally, the Company paid $6.8 million of interest to LFH related to the Secured Notes during the year ended December 31, 2025, and paid $6.7 million of interest related to the Secured Notes and 2025 Unsecured Notes during the year ended December 31, 2024. Refer to Note 13 - Notes Payable for additional information.
Repurchase Agreement
On August 4, 2025, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with FOA Equity, Blackstone Tactical Opportunities Associates - NQ L.L.C., BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership - NQ ESC L.P., and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”), which were deemed affiliates of the Company. Pursuant to the Repurchase Agreement, the Company was to purchase (the “Repurchase”) all of the Blackstone Investor’s shares of Class A Common Stock of the Company, Class B Common Stock of the Company (the “Class B Common Stock”), Class A LLC Units, and rights to receive shares of Class A Common Stock and Class A LLC Units pursuant to the Transaction Agreement, dated as of October 12, 2020 (the “Earnout Rights” and, together with such shares of Class A Common Stock, shares of Class B Common Stock, and Class A LLC Units, the “Sold Equity”), and the Tax Receivable Agreement, dated April 1, 2021 (the “Blackstone Tax Receivable Agreement”), between the Company and the Blackstone Investor was to be terminated. Each share of Class A Common Stock and each Class A LLC Unit was to be purchased for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights were to be purchased for no additional consideration, for total consideration of $80,298,170.
On November 13, 2025, the Company entered into an amended and restated version of the Repurchase Agreement with FOA Equity and the Blackstone Investor (the “Amended and Restated Repurchase Agreement”). Pursuant to the Amended and Restated Repurchase Agreement, the consummation of the Repurchase was expected to occur across two closings, referred to as the “First Closing” and the “Second Closing” (each, a “Closing”). The First Closing occurred on December 4, 2025, when the Company repurchased $40.1 million of the Sold Equity, or 1,596,142 shares of Class A Common Stock and 2,418,767 Class A LLC Units, in accordance with the Amended and Restated Repurchase Agreement. The Second Closing occurred on February 27, 2026, when the Company repurchased the remaining Sold Equity not repurchased at the First Closing (the “Second Closing Sold Equity”). Each share of Class A Common Stock and each Class A LLC Unit was purchased at the Second Closing for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights were purchased for no consideration, as was contemplated in the Repurchase Agreement. However, such price for the Class A Common Stock and the Class A LLC Units was, for the Second Closing Sold Equity, increased by a fixed per annum rate equal to 15.00% accruing monthly from the date of the First Closing. Each Closing was subject to customary

Finance of America Companies Inc. Notes to Consolidated Financial Statements
conditions and the First Closing was subject to the receipt of a customary opinion. Upon the completion of the Second Closing, the Blackstone Tax Receivable Agreement was terminated. Refer to Note 27 - Subsequent Events for additional information.
The remaining obligation as of December 31, 2025, related to the Second Closing Sold Equity, is recorded as Repurchase agreement obligation in the Consolidated Statements of Financial Condition, and equity is reduced as presented in the Consolidated Statements of Equity. In connection with the First Closing, the Company retired the repurchased Class A Common Stock by December 31, 2025.

24. Condensed Financial Information (Parent Company Only)

Finance of America Companies Inc.
(Parent Company Only)
Condensed Statements of Financial Condition
(in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Investment in subsidiaries	$334,109	$262,137
Receivable from FOA Equity(1)	16,139	—
Convertible note due from FOA Equity, at fair value	53,800	—
TOTAL ASSETS	$404,048	$262,137

LIABILITIES AND EQUITY
Convertible Notes, at fair value (Note 13 - Notes Payable)	$53,800	$—
Payables and other liabilities	10,046	6,652
Repurchase agreement obligation (Note 23 - Related Party Transactions)(1)	16,139	—
TOTAL LIABILITIES	79,985	6,652

EQUITY
Preferred Stock, $0.0001 par value; 600,000,000 shares authorized; 50,000 and 0 shares issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 9,921,336 and 10,360,299 shares issued, and 7,899,344 and 9,934,449 shares outstanding	1	1
Additional paid-in capital	977,816	954,469
Accumulated deficit	(653,660)	(698,895)
Accumulated other comprehensive loss	(94)	(90)
TOTAL EQUITY	324,063	255,485
TOTAL LIABILITIES AND EQUITY	$404,048	$262,137
(1) This relates solely to the Amended and Restated Repurchase Agreement for the Parent Company. Refer to Note 23 - Related Party Transactions for additional information regarding the Company’s $40.6 million obligation to the Blackstone Investor as of December 31, 2025.

Finance of America Companies Inc. Notes to Consolidated Financial Statements

Finance of America Companies Inc.
(Parent Company Only)
Condensed Statements of Operations and Comprehensive Income
(in thousands)

	Year ended
	December 31,
	2025	2024
OTHER, NET	$125	$1,654
NET INCOME BEFORE INCOME TAXES	125	1,654
Provision for income taxes applicable to Parent Company	3,519	2,411
NET LOSS	(3,394)	(757)
Equity in undistributed income from subsidiaries	48,629	16,245
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	45,235	15,488
Other comprehensive loss	(4)	(11)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$45,231	$15,477

As disclosed in Note 1 - Organization and Description of Business, FOA (or the “Parent Company”) is a financial holding company and has a controlling interest in FOA Equity. During the year ended December 31, 2025, the Parent Company issued Convertible Notes and Preferred Stock to unaffiliated third parties (refer to Note 13 - Notes Payable and Note 26 - Equity, respectively, for additional information). Concurrently with these issuances, the Parent Company entered into agreements with FOA Equity that provided for the transfer of the related proceeds from the Parent Company to FOA Equity. The Parent Company did not have any cash as of December 31, 2025 or 2024. Therefore, Condensed Statements of Cash Flows have not been presented. Management determined which assets and liabilities were to be used by the operating subsidiaries, and these amounts have been appropriately excluded from the Parent Company Condensed Statements of Financial Condition presented above. Changes in these balances are reflected as additional contributions and distributions from FOA Equity in the period in which they occur, and had no impact on any cash balances that may have otherwise been maintained at the Parent Company.
Basis of Presentation
The Parent Company financial statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto. The Parent Company follows the same accounting policies as disclosed in Note 2 - Summary of Significant Accounting Policies to the Company’s consolidated financial statements. For purposes of this condensed financial information, the Company’s consolidated subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).
Since restricted net assets of the Parent Company and its subsidiaries exceed 25% of the consolidated net assets of the Company and its subsidiaries, the accompanying condensed Parent Company financial statements have been prepared in accordance with Rule 12-04 Schedule 1 of Regulation S-X.
Dividends from Subsidiaries
There were no cash dividends paid to the Parent Company from the consolidated subsidiaries during the years ended December 31, 2025 and 2024.

Finance of America Companies Inc. Notes to Consolidated Financial Statements
25. Earnings (Loss) Per Share
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share (in thousands, except share data):

	Year ended
	December 31,
	2025	2024
Basic earnings (loss) per share:
Numerator
Net income from continuing operations	$109,578	$40,418
Less: Net income from continuing operations attributable to noncontrolling interest(1)(2)	61,355	22,922
Less: Preferred Stock dividends(3)	196	—
Net income from continuing operations attributable to holders of Class A Common Stock - basic	$48,027	$17,496

Net loss from discontinued operations	$(6,539)	$(4,727)
Less: Net loss from discontinued operations attributable to noncontrolling interest(1)(2)	(3,551)	(2,719)
Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$(2,988)	$(2,008)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic(2)	9,537,237	9,850,903

Basic earnings (loss) per share
Continuing operations	$5.04	$1.78
Discontinued operations	(0.32)	(0.21)
Basic earnings per share	$4.72	$1.57
(1) The Class A LLC Units, held by certain unitholders (the “Equity Capital Unitholders”), comprise the noncontrolling interest in the Company. Therefore, the numerator was adjusted to reduce net income (loss) by the amount of net income (loss) attributable to noncontrolling interest.

Additionally, the Class B Common Stock does not participate in the earnings or losses of the Company and, therefore, is not a participating security. The Class B Common Stock has not been included in either the basic or diluted earnings (loss) per share calculations.

(2) The net income (loss) attributable to noncontrolling interest and the weighted average shares of Class A Common Stock outstanding were both affected by the Repurchase Agreement for the year ended December 31, 2025. Refer to Note 23 - Related Party Transactions for additional information.

(3) The numerator for continuing operations was adjusted to reduce net income by the Preferred Stock dividends. The Preferred Stock does not participate in the earnings or losses of the Company and, therefore, is not a participating security. Refer to Note 26 - Equity for additional information.

Finance of America Companies Inc. Notes to Consolidated Financial Statements

	Year ended
	December 31,
	2025	2024
Diluted earnings (loss) per share:
Numerator
Net income from continuing operations attributable to holders of Class A Common Stock - basic	$48,027	$17,496
Reallocation of net income from continuing operations assuming exchange or conversion of Class A LLC Units, Exchangeable Secured Notes, Convertible Notes, and Preferred Stock(1)	49,130	14,260
Exchangeable Secured Notes interest expense, net(2)	9,022	—
Convertible Notes fair value adjustment, net(3)	—	—
Preferred Stock dividends(4)	—	—
Net income from continuing operations attributable to holders of Class A Common Stock - diluted	$106,179	$31,756

Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$(2,988)	$(2,008)
Reallocation of net loss from discontinued operations assuming exchange of Class A LLC Units(1)	(2,604)	(2,033)
Net loss from discontinued operations attributable to holders of Class A Common Stock - diluted	$(5,592)	$(4,041)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	9,537,237	9,850,903
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock(5)	11,337,959	13,336,437
Assumed exchange of Exchangeable Secured Notes for shares of Class A Common Stock(2)	5,337,928	—
Assumed conversion of Convertible Notes for shares of Class A Common Stock(3)	—	—
Assumed conversion of Preferred Stock for shares of Class A Common Stock(4)	—	—
Additional dilutive shares under the treasury stock method(6)	717,621	218,893
Weighted average shares of Class A Common Stock outstanding - diluted(7)	26,930,745	23,406,233

Diluted earnings (loss) per share
Continuing operations	$3.94	$1.36
Discontinued operations	(0.20)	(0.18)
Diluted earnings per share	$3.74	$1.18
(1) For the years ended December 31, 2025 and 2024, this adjustment assumes the reallocation of noncontrolling interest income (loss), on an after-tax basis, resulting from the assumed exchange or conversion, if dilutive, of all outstanding Class A LLC Units, Exchangeable Secured Notes, Convertible Notes, and Preferred Stock into shares of Class A Common Stock of FOA as of the beginning of each respective period or, if later, the applicable issuance date. The adjustment is calculated using the if-converted method for diluted earnings (loss) per share.

The assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock was dilutive for the years ended December 31, 2025 and 2024. Accordingly, reallocation adjustments of $41.5 million and $14.3 million to net income from continuing operations attributable to the controlling interest were included in the numerator of diluted earnings per share for the years ended December 31, 2025 and 2024, respectively.

The assumed exchange of all Exchangeable Secured Notes outstanding for shares of Class A Common Stock was dilutive for the year ended December 31, 2025. Accordingly, a reallocation adjustment of $7.6 million to net income from continuing

Finance of America Companies Inc. Notes to Consolidated Financial Statements
operations attributable to the controlling interest was included in the numerator of diluted earnings per share for the year ended December 31, 2025.

The assumed conversion of all Convertible Notes outstanding for shares of Class A Common Stock was anti-dilutive for the year ended December 31, 2025. Accordingly, the related $1.0 million reallocation to net income from continuing operations attributable to the controlling interest was excluded from the numerator of diluted earnings per share for the year ended December 31, 2025.

The assumed conversion of all Preferred Stock outstanding for shares of Class A Common Stock was anti-dilutive for the year ended December 31, 2025. Accordingly, the related $0.1 million reallocation to net income from continuing operations attributable to the controlling interest was excluded from the numerator of diluted earnings per share for the year ended December 31, 2025.

(2) As the Exchangeable Secured Notes are participating securities, the Company calculates diluted earnings per share assuming their exchange for shares of Class A Common Stock of FOA using the more dilutive of either the if-converted method or the two-class method. If dilutive, interest expense attributable to the controlling interest related to the Exchangeable Secured Notes, including amortization of debt discount and issuance costs, and net of income tax effects, is added back to the numerator of diluted earnings per share from continuing operations.
The Company, in its discretion, may elect to settle any exchange of the Exchangeable Secured Notes, in part or in whole, by delivering the cash value of the shares of Class A Common Stock otherwise deliverable upon such exchange. If dilutive, the denominator of diluted earnings per share assumes that all Exchangeable Secured Notes were converted into Class A Common Stock of FOA at the beginning of the reporting period or, if later, the issuance date of the Exchangeable Secured Notes.

The Company had 5,337,928 and 904,239 potentially dilutive shares related to the Exchangeable Secured Notes for the years ended December 31, 2025 and 2024, respectively. The potentially dilutive shares related to the Exchangeable Secured Notes were anti-dilutive for the year ended December 31, 2024 and were excluded from the computation of diluted earnings per share. Accordingly, $2.1 million of interest expense related to the Exchangeable Secured Notes, including amortization of debt discount and issuance costs, and net of income tax effects, was not added back to the numerator in calculating diluted earnings per share for the year ended December 31, 2024.

(3) As the Convertible Notes are not participating securities, the Company calculates diluted earnings per share assuming their conversion into shares of Class A Common Stock of FOA using the if-converted method. If dilutive, the fair value adjustment related to the Convertible Notes, net of income tax effects, is reversed from the numerator of diluted earnings per share from continuing operations. If dilutive, the denominator of diluted earnings per share assumes that all Convertible Notes were converted into Class A Common Stock of FOA at the beginning of the reporting period or, if later, the issuance date of the Convertible Notes.

The Company had 913,242 potentially dilutive shares related to the Convertible Notes for the year ended December 31, 2025. The potentially dilutive shares related to the Convertible Notes were anti-dilutive for the year ended December 31, 2025 and were excluded from the computation of diluted earnings per share. Accordingly, the $5.7 million fair value adjustment, net of income tax effects, was not reversed from the numerator in calculating diluted earnings per share for the year ended December 31, 2025.

(4) As the Preferred Stock is not a participating security, the Company calculates diluted earnings per share assuming its conversion into shares of Class A Common Stock of FOA using the if-converted method. If dilutive, the Preferred Stock dividends are added back to the numerator of diluted earnings per share from continuing operations. If dilutive, the denominator of diluted earnings per share assumes that all Preferred Stock was converted into Class A Common Stock of FOA at the beginning of the reporting period or, if later, the issuance date of the Preferred Stock.

The Company had 66,536 potentially dilutive shares related to the Preferred Stock for the year ended December 31, 2025. The potentially dilutive shares related to the Preferred Stock were anti-dilutive for the year ended December 31, 2025 and were excluded from the computation of diluted earnings per share. Accordingly, $0.2 million of Preferred Stock dividends were not added back to the numerator in calculating diluted earnings per share for the year ended December 31, 2025.

(5) The exchange agreement between FOA, FOA Equity, and the Equity Capital Unitholders (the “Exchange Agreement”) allows for the exchange of Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, on a one-for-one basis for shares of Class A Common Stock of FOA. For the years ended December 31, 2025 and 2024, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, exchange their Class A LLC Units on a one-for-one basis for shares of Class A Common Stock of FOA.

Finance of America Companies Inc. Notes to Consolidated Financial Statements

(6) The Company had 717,621 and 218,893 dilutive shares from RSUs under the treasury stock method for the years ended December 31, 2025 and 2024, respectively. The Company had 1,490,000 and 720,000 potentially dilutive shares from options under the treasury stock method for the years ended December 31, 2025 and 2024, respectively. The potentially dilutive shares from options were anti-dilutive for the years ended December 31, 2025 and 2024 and were excluded from the computation of diluted earnings per share.
(7) As part of the acquisition of certain assets and liabilities from AAG/Bloom, there were originally two forms of contingently issuable Class A LLC Units: 705,841 Class A LLC Units that were equity classified and indemnity holdback units totaling up to 714,226 Class A LLC Units that were originally liability classified.

On October 29, 2024, FOA Equity issued 705,841 Class A LLC Units to AAG/Bloom in accordance with the terms of the asset purchase agreement. The diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method and assumes any Class A LLC Units held by AAG/Bloom were exchanged on a one-for-one basis for shares of Class A Common Stock of FOA at the beginning of the reporting period.

On March 31, 2025, related to the indemnity holdback units, FOA Equity issued 102,611 Class A LLC Units to AAG/Bloom in accordance with the terms of the asset purchase agreement. For the year ended December 31, 2025, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method and assumes any Class A LLC Units held by AAG/Bloom were exchanged on a one-for-one basis for shares of Class A Common Stock of FOA at the beginning of the reporting period. These indemnity holdback Class A LLC Units were not included in the diluted weighted average shares outstanding of Class A Common Stock for the year ended December 31, 2024.

The remaining Class A LLC Units that may be issued to AAG/Bloom on March 31, 2026 is dependent on the dollar amount of indemnified claims FOA pays out on behalf of AAG/Bloom related to litigation liabilities and indemnifiable loan losses. These Class A LLC Units were not included in the diluted weighted average shares outstanding of Class A Common Stock for the years ended December 31, 2025 and 2024.

26. Equity
Preferred Stock
On December 15, 2025 (the “Closing Date”), the Company issued and sold 50,000 shares of the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), to certain investment funds at a price of $1,000 per share, for an aggregate purchase price of $50.0 million. The Preferred Stock ranks senior to the Company’s Class A Common Stock and Class B Common Stock (together, the “Common Stock”) with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company.
The holders of the Preferred Stock are entitled to cumulative dividends, payable in cash quarterly in arrears, at an initial annual rate of 9.0%, which increases to 12.0% on the seventh anniversary of the Closing Date, and by 1.0% on each anniversary of the Closing Date thereafter until reaching a maximum annual rate of 16.0%.
Shares of the Preferred Stock are convertible at the option of the holders thereof at any time, subject to certain limitations, into shares of Class A Common Stock at a rate equal to (i) $1,000 divided by (ii) the conversion price, and a cash payment for accrued and unpaid dividends, cash in lieu of fractional shares and, in certain circumstances, dividend catch-up payments relating to dividends on other equity. The initial conversion price is $35.00, subject to certain anti-dilution adjustments and adjustments for Delayed Redemption Elections (as defined below). On each of the seventh, eighth, and tenth anniversaries of the Closing Date, the conversion price then in effect will be reduced by 15%.
The holders of shares of the Preferred Stock are entitled to vote on an as-converted basis with the holders of shares of Common Stock as a single class, provided that no holder will be entitled to voting power greater than 4.9% of the aggregate total voting power of the outstanding shares of Common Stock. The holders of shares of the Preferred Stock are entitled to vote as a separate class with respect to, among other things, certain amendments to the Company’s organizational documents that have a materially adverse and disproportionate effect on the Preferred Stock.
At any time on or following the fourth anniversary of the Closing Date, the Company may redeem all of the Preferred Stock for a per share amount in cash equal to the sum of (i) $1,000 plus (ii) any accrued and unpaid dividends. Holders representing a majority of the Preferred Stock may elect to extend (a “Delayed Redemption Election”) the applicable expiration of the non-call period for one year up to three times, provided that the non-call

Finance of America Companies Inc. Notes to Consolidated Financial Statements
period cannot be extended past the seventh anniversary of the Closing Date. In the event of such a valid Delayed Redemption Election, the applicable conversion price will increase up to a maximum conversion price of $39.99 per share of Preferred Stock.
If any shares of Preferred Stock remain outstanding as of the seventh anniversary of the Closing Date, the holders of the Preferred Stock will have the right to designate an individual to serve on the Company’s Board of Directors or, at the Preferred Stock holders’ discretion, a non-voting board observer.
As of December 31, 2025, there were 50,000 shares of Preferred Stock issued and outstanding.
Class A Common Stock
As of December 31, 2025, there were 9,921,336 shares of Class A Common Stock issued, consisting of 7,899,344 shares outstanding, 1,596,142 shares related to the Second Closing of the Amended and Restated Repurchase Agreement (refer to Note 23 - Related Party Transactions for additional information), and 425,850 unvested shares that are subject to vesting and forfeiture in accordance with a sponsor earnout agreement with certain equity holders. The 425,850 unvested shares of Class A Common Stock are not entitled to receive any dividends or other distributions, do not have any other economic rights until such shares are vested, and will not be entitled to receive back dividends or other distributions or any other form of economic “catch-up” if, and when, they become vested. The holders of the 7,899,344 outstanding shares of Class A Common Stock represent the controlling interest of the Company.
Pursuant to the A&R MLTIP, certain equity holders of FOA and FOA Equity are obligated to deliver a number of shares of Class A Common Stock and Class A LLC Units for RSU awards granted by the Company. These equity holders did not deliver any shares of Class A Common Stock or Class A LLC Units to the Company in connection with FOA’s settlement of LTIP RSUs into shares of Class A Common Stock during the year ended December 31, 2025. During the year ended December 31, 2024, these equity holders delivered 18,739 shares of Class A Common Stock and 110,949 Class A LLC Units to the Company in satisfaction of such settlement. The delivery of shares of Class A Common Stock and Class A LLC Units to the Company offset the gross award of RSUs settled. Pursuant to the A&R MLTIP, the potential future settlement of the Earnout Right RSUs outstanding as of December 31, 2025 (refer to Note 16 - Equity-Based Compensation for additional information) will also be funded by the delivery of Class A Common Stock and Class A LLC Units from certain equity holders of FOA and FOA Equity.
During the years ended December 31, 2025 and 2024, the Company elected to retire 184,546 and 141,093 shares, respectively, offsetting RSUs withheld to fund employee payroll taxes and instead funded those taxes with operating cash.
Pursuant to the Exchange Agreement, the Equity Capital Unitholders may elect to exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. During the years ended December 31, 2025 and 2024, in connection with FOA’s settlement of the exchange of Class A LLC Units for shares of Class A Common Stock and pursuant to the Exchange Agreement, certain Equity Capital Unitholders delivered 775,025 and 205 Class A LLC Units, respectively, to the Company in exchange for the same number of shares of Class A Common Stock, respectively, in satisfaction of such settlement.
Class B Common Stock
As of December 31, 2025, there were 14 shares of Class B Common Stock issued, consisting of 12 shares outstanding and 2 shares related to the Second Closing of the Amended and Restated Repurchase Agreement (refer to Note 23 - Related Party Transactions for additional information). Certain holders of Class B Common Stock also hold Class A LLC Units. The Class B Common Stock, par value $0.0001 per share, has no economic rights but entitles each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of Class A LLC Units held by such holder on all matters on which Class A Common Stock holders are entitled to vote. During the year ended December 31, 2025, the Company retired one share of Class B Common Stock related to a certain holder.
Class A LLC Units
The Exchange Agreement sets forth the terms and conditions upon which holders of Class A LLC Units may exchange their Class A LLC Units for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. The Equity Capital Unitholders’ ownership of Class A LLC Units represents the noncontrolling interest of the Company, which is

Finance of America Companies Inc. Notes to Consolidated Financial Statements
accounted for as permanent equity in the Consolidated Statements of Financial Condition. As of December 31, 2025, there were 16,281,165 Class A LLC Units outstanding. Of the 16,281,165 Class A LLC Units outstanding, 7,899,344 relate to the Class A Common Stock shareholders and 8,381,821 are held by the noncontrolling interest of the Company.
During the years ended December 31, 2025 and 2024, FOA Equity issued 102,611 and 705,841 Class A LLC Units, respectively, to AAG/Bloom related to the acquisition of certain assets and liabilities from AAG/Bloom. Refer to Note 25 - Earnings (Loss) Per Share for additional information.
Class B Units
On November 12, 2025, pursuant to the terms of the Omnibus Incentive Plan, the Company adopted the form of Class B Unit Grant Notice and Class B Unit Agreement. The incentive units contemplated by such form are a new class of units of FOA Equity (the “Class B Units” or “Incentive Units”) that automatically convert into Class A LLC Units upon vesting.
The Incentive Units vest upon the occurrence of the consummation of a Change in Control (as defined in the Omnibus Incentive Plan), subject to the officer’s continued employment on the vesting date. Upon vesting, the Incentive Units will convert into a number of Class A LLC Units having a fair market value equal to the excess (if any) of the fair market value of the Company’s Class A Common Stock as of the vesting date over the closing price of the Company’s Class A Common Stock on the date of grant. Upon vesting and converting into Class A LLC Units, each such Class A LLC Unit will be immediately exchangeable for a share of the Company’s Class A Common Stock on a one-for-one basis. The Incentive Units will expire without vesting if a Change in Control is not consummated within five years of the date of grant.
Additionally, on November 12, 2025, the Company granted a total of 2,000,000 Incentive Units to certain officers of the Company, in recognition of their leadership and service to the Company. The Class B Units are not vested as of December 31, 2025 and there is no impact to the consolidated financial statements as of and for the year ended December 31, 2025.
Repurchase Agreement
During the year ended December 31, 2025, the Company entered into the Amended and Restated Repurchase Agreement with certain affiliates to repurchase shares of Class A Common Stock of the Company, Class B Common Stock of the Company, and Class A LLC Units. Refer to Note 23 - Related Party Transactions for additional information.

27. Subsequent Events
On February 27, 2026, the Company completed the Second Closing of the Amended and Restated Repurchase Agreement with the Blackstone Investor. Each share of Class A Common Stock and each Class A LLC Unit was purchased at the Second Closing for $10.00 per share or Class A LLC Unit, plus an amount equal to a fixed per annum rate of 15.00% on the Second Closing Sold Equity. The shares of Class B Common Stock and Earnout Rights were purchased for no additional consideration. Refer to Note 23 - Related Party Transactions for additional information.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2025.
BDO USA, P.C., the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2025.
Remediated Material Weakness
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
We identified the control over the preparation and review of the consolidated cash flow statements did not operate effectively in order to prevent or detect the material errors in the classification and presentation of cash flow activities with respect to nonrecourse securitization transactions. As of December 31, 2025, we completed the execution of the following remediation activities, including testing of the design and concluding on the operating effectiveness of the related controls:
a.Enhanced control documentation to strengthen the control operating effectiveness and execution consistency of the control over cash flow statement presentation related to nonrecourse debt securitization transactions.
b.Enhanced understanding of requirements of Accounting Standards Codification 230, Cash Flows, through additional training of accounting and financial reporting personnel responsible for preparing and reviewing the consolidated statement of cash flows.
Our remediation efforts previously described in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2024 to address the identified material weakness have been completed and management has determined that the new or redesigned controls are operating effectively as of December 31, 2025. We believe the steps taken have improved the effectiveness of our internal control over financial reporting and have appropriately remediated the previously identified material weakness.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above in this Item 9A, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Finance of America Companies Inc.
Plano, Texas

Opinion on Internal Control over Financial Reporting
We have audited Finance of America Companies Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years then ended, and the related notes and our report dated March 13, 2026 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.
Philadelphia, Pennsylvania
March 13, 2026

Item 9B. Other Information
Trading Plans
During the quarter ended December 31, 2025, the following Section 16 officer adopted a Rule 10b5-1 trading arrangement. No other directors or Section 16 officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).
•On December 22, 2025, Jeremy E. Prahm, Chief Investment Officer of FOA, adopted a trading plan intended to satisfy the affirmative defenses of Rule 10b5-1(c). The trading plan provides for the sale of 173,294 shares of Company Class A Common Stock over a period ending on April 19, 2027.

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
The remaining information required by Item 10 will be included in our Definitive Proxy Statement for the 2026 Annual Stockholder Meeting (the “Proxy Statement”), to be filed within 120 days after the end of our 2025 fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 will be included in our Proxy Statement, to be filed within 120 days after the end of our 2025 fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in our Proxy Statement, to be filed within 120 days after the end of our 2025 fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our Proxy Statement, to be filed within 120 days after the end of our 2025 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in our Proxy Statement, to be filed within 120 days after the end of our 2025 fiscal year, and is incorporated herein by reference.

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

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp., Finance of America Equity Capital LLC, Finance of America Companies Inc., RPLY Merger Sub LLC, RPLY BLKR Merger Sub LLC, Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., Blackstone Tactical Opportunities Associates – NQ L.L.C., the Sellers identified therein, and the Seller Representatives identified therein.	8-K	2.1	4/7/2021
2.2	Letter Agreement, dated April 1, 2021, by and among the Seller Representatives identified therein and Replay Acquisition Corp.	8-K	2.2	4/7/2021
2.3	Letter Agreement, dated April 5, 2021, by and among the Seller Representatives identified therein, Replay Acquisition LLC, and Finance of America Equity Capital LLC.	8-K	2.3	4/7/2021
2.4	Letter Agreement, dated March 31, 2021, by and among Libman Family Holdings, LLC, The Mortgage Opportunity Group LLC, BTO Urban Holdings L.L.C., BTO Urban Holdings II L.P., and Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P.	8-K	2.4	4/7/2021
3.1	Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.2	4/7/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.1	7/26/2024
3.3	Certificate of Designations Designating the Series A Convertible Perpetual Preferred Stock	8-K	3.1	12/17/2025
3.4	Amended and Restated Bylaws of Finance of America Companies Inc.	8-K	3.3	4/7/2021
4.1	Specimen Warrant Certificate (included in Exhibit 4.2).	8-K	4.1	4/7/2021
4.2	Assignment, Assumption and Amendment Agreement, dated as of April 1, 2021, by and among Replay Acquisition Corp., Finance of America Companies Inc., and Continental Stock Transfer & Trust Company.	8-K	4.2	4/7/2021
4.3	Warrant Agreement, dated as of April 3, 2019, between Continental Stock Transfer & Trust Company and Replay Acquisition Corp.	8-K	4.3	4/7/2021
4.4	Description of Capital Stock				X

4.5	Indenture, dated as of October 31, 2024, by and among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors party thereto, Finance of America Companies Inc., and U.S. Bank Trust Company, National Association, as trustee and collateral trustee, relating to Finance of America Funding LLC’s 7.875% Senior Secured Notes due 2026.	8-K	4.2	11/4/2024
4.6	Form of Note Relating to Finance of America Funding LLC’s 7.875% Senior Secured Notes due 2026 (included in Exhibit 4.5).	10-K	4.9	3/14/2025
4.7	First Supplemental Indenture, dated as of October 21, 2025, by and among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral trustee, relating to Finance of America Funding LLC’s 7.875% Senior Secured Notes due 2026.	8-K	4.1	10/21/2025
4.8	Indenture, dated as of October 31, 2024, by and among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors party thereto, Finance of America Companies Inc., and U.S. Bank Trust Company, National Association, as trustee and collateral trustee, relating to Finance of America Funding LLC’s 10.000% Exchangeable Senior Secured Notes due 2029.	8-K	4.3	11/4/2024
4.9	Form of Note Relating to Finance of America Funding LLC’s 10.000% Exchangeable Senior Secured Notes due 2029 (included in Exhibit 4.8).	10-K	4.11	3/14/2025
4.10	First Supplemental Indenture, dated as of October 21, 2025, by and among Finance of America Funding LLC, Finance of America Equity Capital LLC, as parent guarantor, the other guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral trustee, relating to Finance of America Funding LLC’s 10.000% Exchangeable Senior Secured Notes due 2029.	8-K	4.2	10/21/2025
4.11	Registration Rights Agreement, dated as of October 31, 2024, by and among Finance of America Companies Inc., Finance of America Funding LLC, and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.4	11/4/2024
4.12	Form of unsecured convertible promissory note (included as Annex A to Exhibit 10.21).	8-K	4.1	8/5/2025
10.1	Amended and Restated Sponsor Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp., Finance of America Companies Inc., Finance of America Equity Capital LLC, Replay Sponsor, LLC, and the initial shareholders specified therein.	8-K	10.1	4/7/2021
10.2	Stockholders Agreement, dated as of April 1, 2021, by and among Finance of America Companies Inc. and certain pre-closing equityholders of Finance of America Equity Capital LLC specified therein.	8-K	10.2	4/7/2021
10.3	Registration Rights Agreement, dated as of April 1, 2021, by and among Finance of America Companies Inc. and the principal stockholders specified therein.	8-K	10.3	4/7/2021

10.4	Second Amended and Restated Limited Liability Company Agreement, dated as of December 15, 2025, of Finance of America Equity Capital LLC.				X
10.5	Exchange Agreement, dated as of April 1, 2021, by and among Finance of America Companies Inc., Finance of America Equity Capital LLC, and the holders of Finance of America Equity Capital LLC Class A LLC Units specified therein.	8-K	10.5	4/7/2021
10.6	Tax Receivable Agreement, dated April 1, 2021, by and among Finance of America Companies Inc., the BL Investors specified therein, and the other parties thereto.	8-K	10.7	4/7/2021
10.7	Form of Subscription Agreement.	8-K	10.11	4/7/2021
10.8†	Amended and Restated UFG Holdings LLC Management Long-Term Incentive Plan.	8-K	10.8	4/7/2021
10.9†	Form of Indemnification Agreement.	8-K	10.9	4/7/2021
10.10†	Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	8-K	10.10	4/7/2021
10.10.1†	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	10-Q	10.11	8/16/2021
10.10.2†	Form of Executive Officer Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan	10-K	10.10.2	3/15/2022
10.10.3†	Form of Non-Employee Director Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	10-K	10.10.3	3/15/2022
10.10.4†	Salary Continuation Agreement, dated December 3, 2015, by and between UFG Holdings LLC and its subsidiaries and Jeremy Prahm.	8-K	10.13	4/7/2021
10.10.5†	Form of Restricted Stock Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (Replacement RSUs) (included in Exhibit 10.8).	8-K	10.14	4/7/2021
10.10.6†	Form of Option Grant Notice and Option Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (Class A LLC Units).	10-Q	10.1	11/8/2024
10.10.7†	Form of Option Grant Notice and Option Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan (Class A Common Stock).	10-Q	10.7	11/13/2025
10.10.8†	Form of Class B Unit Grant Notice and Class B Unit Agreement under the Finance of America Companies Inc. 2021 Omnibus Incentive Plan.	10-Q	10.9	11/13/2025
10.11†	First Amended Finance of America Companies Inc. Employee Stock Purchase Plan, dated August 15, 2022.	10-Q	10.2	11/9/2022
10.11.1†	Amendment No. 1 to the First Amended Finance of America Companies Inc. Employee Stock Purchase Plan, dated as of August 10, 2023.	S-8	4.4	8/18/2023
10.12	Asset Purchase Agreement, dated as of December 6, 2022, by and among Finance of America Reverse LLC, Finance of America Equity Capital LLC, Finance of America Companies Inc., American Advisors Group, and, for the limited purposes described therein, Reza Jahangiri.	10-K	10.16	3/16/2023

10.13	Stock Purchase Agreement, dated as of December 6, 2022, by and among Finance of America Companies Inc. and each of BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., and BTO Urban Holdings II L.P.	10-K	10.17	3/16/2023
10.14	Stock Purchase Agreement, dated as of December 6, 2022, by and between Finance of America Companies Inc. and Libman Family Holdings, LLC.	10-K	10.18	3/16/2023
10.15	Servicing Rights Purchase and Sale Agreement, dated as of December 6, 2022, by and between Finance of America Reverse LLC, as Purchaser, and American Advisors Group, as Seller.	10-K	10.19	3/16/2023
10.16	Loan Sale Agreement, dated as of December 6, 2022, by and between Finance of America Reverse LLC, as Purchaser, and American Advisors Group, as Seller.	10-K	10.20	3/16/2023
10.17	Amendment Agreement, dated as of March 31, 2023, by and among Finance of America Companies Inc., Finance of America Equity Capital LLC, Finance of America Reverse LLC, American Advisors Group and, for the limited purposes described therein, Reza Jahangiri.	8-K	2.6	4/3/2023
10.18	Equity Matters Agreement, dated as of March 31, 2023, by and among Finance of America Companies Inc., Finance of America Equity Capital LLC, and American Advisors Group.	8-K	10.1	4/3/2023
10.19	Pledge and Security Agreement, dated as of October 31, 2024, by and among Finance of America Funding LLC, U.S. Bank Trust Company, National Association, as collateral trustee, and the other grantors party thereto.	8-K	10.1	11/4/2024
10.20	First Amendment to Pledge and Security Agreement, dated as of August 4, 2025, by and among Finance of America Funding LLC, U.S. Bank Trust Company, National Association, as collateral trustee, and the other grantors party thereto (with conformed Pledge and Security Agreement annexed thereto).	8-K	10.4	8/5/2025
10.21	Form of Convertible Note Purchase Agreement.	8-K	10.2	8/5/2025
10.22††	Asset Purchase Agreement, dated as of November 17, 2025, by and between PHH Mortgage Corporation and Finance of America Reverse LLC.				X
10.23††	Reverse Mortgage Servicing Rights Purchase and Sale Agreement, dated as of November 17, 2025, by and between PHH Mortgage Corporation and Finance of America Reverse LLC.				X
10.24	Investment Agreement, dated as of December 11, 2025, between Finance of America Companies Inc. and the Investors listed on Schedule A thereto.	8-K	10.1	12/15/2025
10.25	Registration Rights Agreement, dated as of December 15, 2025, by and among Finance of America Companies Inc. and ACM ASOF IX Master HoldCo 2 LLC and Blue Owl Alternative Credit Alameda LP.	8-K	10.1	12/17/2025
19.1	Securities Trading Policy of Finance of America Companies Inc.	10-K	19.1	3/14/2025
21.1	Subsidiaries of the Registrant				X
23.1	Consent of BDO USA, P.C.				X

31.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Incentive Compensation Clawback Policy of Finance of America Companies Inc.	10-K	97.1	3/15/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X
†	Management contract or compensatory plan or arrangement.
††	Confidential portions have been omitted.
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

Finance of America Companies Inc.
Date: March 13, 2026	By:	/s/ Graham A. Fleming
Graham A. Fleming
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 13, 2026	By:	/s/ Graham A. Fleming
Graham A. Fleming
Chief Executive Officer
(Principal Executive Officer)

Date:	March 13, 2026	By:	/s/ Matthew A. Engel
Matthew A. Engel
Chief Financial Officer
(Principal Financial Officer)

Date:	March 13, 2026	By:	/s/ Tai A. Thornock
Tai A. Thornock
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 13, 2026	By:	/s/ Brian L. Libman
Brian L. Libman
Chairman of the Board of Directors

Date:	March 13, 2026	By:	/s/ Norma C. Corio
Norma C. Corio
Director

Date:	March 13, 2026	By:	/s/ Andrew Essex
Andrew Essex
Director

Date:	March 13, 2026	By:	/s/ Cory S. Gardner
Cory S. Gardner
Director

Date:	March 13, 2026	By:	/s/ Tyson A. Pratcher
Tyson A. Pratcher
Director

Date:	March 13, 2026	By:	/s/ Lance N. West
Lance N. West
Director