Form 10-Q
period 2026-03-31
Finance of America Companies Inc.
filed 2026-05-11
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 6, 2026, 8,891,776 shares of the registrant’s Class A Common Stock, par value $0.0001, and 12 shares of the registrant’s Class B Common Stock, par value $0.0001, were outstanding.

Finance of America Companies Inc. Quarterly Report on Form 10-Q Table of Contents

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the “Form 10-Q”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the United States of America (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the control of our Company. References to “we,” “us,” “our,” “FOA,” or the “Company” means Finance of America Companies Inc. and its consolidated subsidiaries. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “budgets,” “forecasts,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including those risks described below. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of the Form 10-Q. Results for any specified quarter are not necessarily indicative of the results that may be expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. In addition to the other information in the Form 10-Q, the following risk factors should be considered carefully in evaluating the Company and our business:
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
•our ability to realize the anticipated benefits of the efforts we have undertaken to enhance our marketing and digital capabilities, capitalize on strategic partnerships and product expansion, and generally, to operate our business profitably;
•whether, and if so, when and under what conditions we will receive regulatory approval to close our announced transaction with Onity Mortgage Corporation, and the resulting impact on our operations, reputation, and financial results, including as a result of factors such as the amount of assets transferred at closing, our ability to manage the obligations related to such assets transferred and the nature and amount of post-closing adjustments, if any;
•our ability to respond to significant changes in prevailing interest rates and to maintain profitable business operations;
•our geographic market concentration if the economic conditions in our current markets should decline or if our current markets are impacted by natural disasters;
•our ability to achieve anticipated returns from our capital investments in technology;
•our ability to incorporate artificial intelligence technologies into our processes while managing the business, compliance, and reputational risks presented by such technologies;
•our use of the fair value option to account for the majority of our assets and liabilities, which is based on financial models that use market inputs and model assumptions, may require us to write down the value of our assets or write up the value of our liabilities if the market inputs and model assumptions change;
•our ability to prevent cyber intrusions and mitigate cyber risks;
•our Company may be adversely affected by the condition of the U.S. residential mortgage market and other economic, political, business, and/or competitive factors in our business markets and worldwide financial markets, including a sustained period of higher interest rates, evolving trade policies, and geopolitical conflicts;

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
•our Class A Common Stock price may fluctuate or decline and our Class A Common Stock trading history has been characterized by low trading volume, which may result in an inability to sell your shares at a desired price, if at all; and
•our future issuances of additional securities may have a dilutive impact on stockholders.

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2026, and “Risk Factors” in the 2025 Form 10-K for further information on these and other risk factors affecting us, as such factors may be amended and updated from time to time in the Company’s subsequent periodic filings with the SEC, which are or will be accessible on the SEC’s website at www.sec.gov.
Additional Information
To learn more about Finance of America Companies Inc., please visit Finance of America’s investor-oriented website at www.financeofamericacompanies.com and Finance of America’s consumer-oriented website at www.financeofamerica.com. From time to time, we use our investor-oriented website as a channel of distribution of material Company information. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge under the Investor Relations section of our investor-oriented website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the SEC. Our reports, proxy and information statements, and other information filed electronically with the SEC can also be accessed at www.sec.gov.

PART I - Financial Information Item 1. Financial Statements
Finance of America Companies Inc. Condensed Consolidated Statements of Financial Condition (in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$107,656	$89,503
Restricted cash	268,950	235,143
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related obligations, at fair value	19,321,265	19,135,403
Loans held for investment, subject to nonrecourse debt, at fair value	10,769,209	10,026,177
Loans held for investment, at fair value	454,245	870,081
Intangible assets, net	170,318	179,615
Other assets, net (includes $119,654 and $76,146 at fair value)	236,496	197,376
TOTAL ASSETS	$31,328,139	$30,733,298

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$19,087,650	$18,912,226
Nonrecourse debt, at fair value	10,450,834	9,736,493
Other financing lines of credit	899,338	1,187,699
Notes payable (includes $36,889 and $53,800 at fair value, and includes amounts due to related parties of $87,126 as of both March 31, 2026 and December 31, 2025)	317,811	329,929
Payables and other liabilities (includes $4,524 and $12,547 at fair value)	134,392	130,729
Repurchase agreement obligation, at fair value	—	40,595
TOTAL LIABILITIES	30,890,025	30,337,671
Commitments and Contingencies (Note 10)
EQUITY
Preferred Stock, $0.0001 par value; 600,000,000 shares authorized; 50,000 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 8,977,781 and 9,921,336 shares issued, and 8,551,931 and 7,899,344 shares outstanding	1	1
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized; 12 and 14 shares issued, and 12 shares outstanding as of both March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	984,134	977,816
Accumulated deficit	(636,153)	(653,660)
Accumulated other comprehensive loss	(285)	(285)
Noncontrolling interest	90,417	71,755
TOTAL EQUITY	438,114	395,627
TOTAL LIABILITIES AND EQUITY	$31,328,139	$30,733,298

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

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Restricted cash	$258,964	$227,489
Loans held for investment, subject to nonrecourse debt, at fair value	10,769,209	9,630,812
Loans held for investment, at fair value	113,084	432,724
Other assets, net (includes $64,197 and $11,838 at fair value)	130,181	80,738
TOTAL ASSETS	$11,271,438	$10,371,763

LIABILITIES
Nonrecourse debt, at fair value	$10,450,834	$9,359,493
Other financing lines of credit	122,710	313,699
Payables and other liabilities	1,811	3,784
TOTAL LIABILITIES	$10,575,355	$9,676,976

NET CARRYING VALUE OF ASSETS IN VIEs	$696,083	$694,787

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	Three months ended
	March 31,
	2026	2025
PORTFOLIO INTEREST INCOME
Interest income	$467,603	$480,602
Interest expense	(401,333)	(410,167)
NET PORTFOLIO INTEREST INCOME	66,270	70,435

OTHER INCOME (EXPENSE)
Net origination gains	60,887	46,038
Gains on securitization of home equity conversion mortgage (“HECM”) tails, net	11,667	10,481
Fair value changes from model amortization	(32,020)	(40,956)
Fair value changes from market inputs or model assumptions	19,924	88,263
Net fair value changes on loans and related obligations	60,458	103,826
Fee income	6,112	6,346
Non-funding interest expense, net	(12,698)	(14,912)
NET OTHER INCOME (EXPENSE)	53,872	95,260

TOTAL REVENUES	120,142	165,695

EXPENSES
Salaries, benefits, and related expenses	42,604	33,930
Loan production and portfolio related expenses	17,666	11,330
Loan servicing expenses	7,446	7,741
Marketing and advertising expenses	13,339	10,731
Amortization and depreciation	9,852	9,658
General and administrative expenses	14,459	12,979
TOTAL EXPENSES	105,366	86,369
OTHER, NET	21,481	2,367
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	36,257	81,693
Provision for income taxes from continuing operations	1,093	1,943
NET INCOME FROM CONTINUING OPERATIONS	35,164	79,750
NET LOSS FROM DISCONTINUED OPERATIONS	—	(4,750)
NET INCOME	35,164	75,000
Net income from continuing operations attributable to noncontrolling interest	17,657	47,513
Net loss from discontinued operations attributable to noncontrolling interest	—	(2,722)
NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	17,507	32,237
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	—	(2,028)
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	17,507	30,209
Preferred Stock dividends	1,125	—
NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO HOLDERS OF CLASS A COMMON STOCK	$16,382	$32,237

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	Three months ended
	March 31,
	2026	2025
EARNINGS PER SHARE (Note 15)
Basic weighted average shares outstanding	8,500,966	10,177,266
Basic earnings per share from continuing operations	$1.93	$3.17
Basic earnings per share	$1.93	$2.97
Diluted weighted average shares outstanding	19,237,695	30,167,024
Diluted earnings per share from continuing operations	$0.88	$2.56
Diluted earnings per share	$0.88	$2.43
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited) (in thousands)

	Three months ended
	March 31,
	2026	2025
NET INCOME	$35,164	$75,000
COMPREHENSIVE LOSS ITEM:
Impact of foreign currency translation adjustment	—	(9)
TOTAL COMPREHENSIVE INCOME	35,164	74,991
Less: Comprehensive income attributable to noncontrolling interest	17,657	44,786
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$17,507	$30,205

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

			Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Preferred Stock		Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at December 31, 2025	50,000	$—	7,899,344	$1	12	$—	$977,816	$(653,660)	$(285)	8,381,821	$71,755	$395,627
Net income	—	—	—	—	—	—	—	17,507	—	—	17,657	35,164
Equity-based compensation, net	—	—	—	—	—	—	2,767	—	—	—	657	3,424
Conversion of Class A LLC Units for Class A Common Stock pursuant to the Exchange Agreement	—	—	650,000	—	—	—	5,564	—	—	(650,000)	(5,564)	—
Settlement of restricted stock units (“RSUs”)	—	—	4,069	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	—	—	(1,482)	—	—	—	(36)	—	—	—	—	(36)
Issuance of Class A LLC Units (Note 15 - Earnings (Loss) Per Share)	—	—	—	—	—	—	—	—	—	357,113	5,912	5,912
Repurchase agreement transaction costs (Note 14 - Related Party Transactions)	—	—	—	—	—	—	(852)	—	—	—	—	(852)
Dividends declared on Preferred Stock	—	—	—	—	—	—	(1,125)	—	—	—	—	(1,125)
Balance at March 31, 2026	50,000	$—	8,551,931	$1	12	$—	$984,134	$(636,153)	$(285)	8,088,934	$90,417	$438,114
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at December 31, 2024	9,934,449	$1	15	$—	$954,469	$(698,895)	$(276)	13,891,768	$60,365	$315,664
Net income	—	—	—	—	—	30,209	—	—	44,791	75,000
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(83)	(83)
Equity-based compensation, net	—	—	—	—	1,500	—	—	—	657	2,157
Conversion of Class A LLC Units for Class A Common Stock pursuant to the Exchange Agreement	775,000	—	—	—	5,114	—	—	(775,000)	(5,114)	—
Settlement of RSUs	3,625	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(1,400)	—	—	—	(39)	—	—	—	—	(39)
Issuance of Class A LLC Units (Note 15 - Earnings (Loss) Per Share)	—	—	—	—	—	—	—	102,611	2,196	2,196
Class B share retirement	—	—	(1)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(9)	—	—	(9)
Balance at March 31, 2025	10,711,674	$1	14	$—	$961,044	$(668,686)	$(285)	13,219,379	$102,812	$394,886

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three months ended
	March 31,
	2026	2025
Operating Activities
Net income	$35,164	$75,000
Adjustments to reconcile net income to net cash used in operating activities	(166,026)	(167,082)
Net cash used in operating activities	(130,862)	(92,082)

Investing Activities
Purchases and originations of loans held for investment	(782,555)	(810,325)
Proceeds/payments received on loans held for investment	585,580	620,532
Purchases and originations of loans held for investment, subject to nonrecourse debt	(6,661)	(6,900)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	298,082	242,557
Other investing activities, net	649	(389)
Net cash provided by investing activities	95,095	45,475

Financing Activities
Proceeds from issuance of HMBS related obligations	497,572	466,008
Payments on HMBS related obligations	(649,317)	(615,703)
Proceeds from issuance of nonrecourse debt	1,618,018	780,901
Payments on nonrecourse debt	(1,045,554)	(724,479)
Proceeds from other financing lines of credit	1,298,845	1,186,403
Payments on other financing lines of credit	(1,587,206)	(1,095,756)
Repurchase of Class A Common Stock and Class A LLC Units	(41,552)	—
Dividends paid on Preferred Stock	(1,125)	—
Other financing activities, net	(1,954)	(874)
Net cash provided by (used in) financing activities	87,727	(3,500)
Effect of exchange rate changes on cash and cash equivalents	—	(9)
Net increase (decrease) in cash and cash equivalents and restricted cash	51,960	(50,116)
Cash and cash equivalents and restricted cash, beginning of period	324,646	301,968
Cash and cash equivalents and restricted cash, end of period	$376,606	$251,852

Cash and cash equivalents	$107,656	$52,016
Restricted cash	268,950	199,836
Total cash and cash equivalents and restricted cash, end of period	$376,606	$251,852

Supplementary Cash Flows Information
Cash paid for interest	$244,312	$146,739
Non-cash investing activities: Loans held for investment acquired	75,117	—
Non-cash financing activities: Nonrecourse debt assumed	76,774	—

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
The Company, through its FAH holding company subsidiary, operates a lending company, Finance of America Reverse LLC (“FAR”). Through FAR, the Company originates, acquires, and services HECM loans, which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, non-agency reverse mortgage loans, which are not insured by the FHA, and traditional home equity loans. The Company, through its Incenter holding company subsidiary, has operating service companies (the “operating service subsidiaries” and together with FAR, the “operating subsidiaries”) that provide capital markets and portfolio management capabilities.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements comprise the financial statements of FOA and its controlled subsidiaries. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. SEC. The accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial condition as of March 31, 2026, its results of operations for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The Condensed Consolidated Statement of Financial Condition at December 31, 2025 was derived from audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or for the full year. The condensed consolidated financial statements, including the significant accounting policies, should be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2025 within the Company’s Annual Report on Form 10-K. The significant accounting policies, together with the other Notes to Condensed Consolidated Financial Statements, are an integral part of the condensed consolidated financial statements.
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Adopted Accounting Guidance

Standard	Description	Effective Date	Effect on Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-04, which is intended to clarify the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments.	January 1, 2026	The adoption of this ASU did not have a material impact on our consolidated financial statements.
ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	In July 2025, the FASB issued ASU 2025-05, which is intended to provide a practical expedient to measure credit losses on accounts receivable and contract assets.	January 1, 2026	The adoption of this ASU did not have a material impact on our consolidated financial statements.
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	In September 2025, the FASB issued ASU 2025-06, which amends guidance related to accounting for the development costs of internal-use software.	January 1, 2026	The adoption of this ASU did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Guidance, Not Yet Adopted as of March 31, 2026

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued ASU 2024-03, which is intended to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions in the income statement.	For the year ending December 31, 2027 and interim periods beginning in 2028.	This ASU will result in additional expense disclosures, but the Company does not expect it will have a material impact on our consolidated financial statements.

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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
There were no discontinued operations for the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company reported discontinued operations as presented below (in thousands):

Three months ended March 31, 2025
Expenses
General and administrative expenses	$4,750
Net loss from discontinued operations before and after income taxes	(4,750)
Net loss from discontinued operations attributable to noncontrolling interest	(2,722)
Net loss from discontinued operations attributable to controlling interest	$(2,028)
There were no assets or liabilities related to discontinued operations as of March 31, 2026 and December 31, 2025. There were no material cash flows from discontinued operations for the three months ended March 31, 2026 and 2025.

4. Variable Interest Entities and Securitizations
The Company determined that the special purpose entities created in connection with its securitizations are VIEs. A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests, has both the power to direct the activities that significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. From time to time, the Company may purchase securities that were previously issued by consolidated trusts. Under these circumstances, we extinguish the outstanding debt and recognize gains or losses for the difference between the consideration paid and the carrying value of the debt. For the three months ended March 31, 2026 and 2025, the Company recognized gains of $21.3 million and $11.9 million, respectively, on extinguishment of debt related to these purchases.
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
The Company has a financing agreement which is structured as a securitization. The special purpose entity created for the purposes of the financing is a VIE that the Company consolidates, as the Company is the primary beneficiary. The non-agency reverse mortgage loans included in this securitization are recorded in Loans held for investment, at fair value, or in loans held for sale, at fair value, which is included in Other assets, net, and the associated debt is recorded in Other financing lines of credit in the Condensed Consolidated Statements of Financial Condition.
During the three months ended March 31, 2026 and 2025, the Company redeemed outstanding securitized notes related to certain non-agency reverse mortgage loan and HECM buyout securitizations. As part of the redemptions, the Company paid off nonrecourse debt with outstanding balances of $0.8 billion and $0.3 billion for the three months ended March 31, 2026 and 2025, respectively. The notes were paid off at par.
Servicing-Securitized Loans
In our capacity as servicer of the securitized loans, the Company retains the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance. The Company also retains certain beneficial interests in these trusts which provide exposure to potential gains and losses based on the performance of the trust. As the Company has both the power to direct the activities that significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, the definition of a primary beneficiary is met, and the trusts are consolidated by the Company.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Certain obligations may arise from the agreements associated with transfers of loans. Under these agreements, the Company may be obligated to repurchase the loans or otherwise indemnify or reimburse the investor for losses incurred due to material breach of contractual representations and warranties. There were no charge-offs associated with these transferred mortgage loans related to the standard securitization representations and warranties obligations for the three months ended March 31, 2026 and 2025.
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Condensed Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	March 31, 2026	December 31, 2025
Assets
Restricted cash	$258,964	$227,489
Loans held for investment, subject to nonrecourse debt, at fair value	10,769,209	9,630,812
Loans held for investment, at fair value	113,084	432,724
Other assets, net (includes $64,197 and $11,838 at fair value)	130,181	80,738
Total assets	$11,271,438	$10,371,763

Liabilities
Nonrecourse debt, at fair value	$10,997,895	$9,806,836
Other financing lines of credit	122,710	313,699
Payables and other liabilities	1,811	3,784
Total VIE liabilities	11,122,416	10,124,319
Retained bonds and beneficial interests eliminated in consolidation	(547,061)	(447,343)
Total consolidated liabilities	$10,575,355	$9,676,976
Unconsolidated VIEs
Transfers of loans accounted for as sales
The Company securitized certain of its interests in non-agency reverse mortgage loans and in agency-eligible residential mortgage loans. The transactions provided investors with the ability to invest in a pool of mortgage loans secured by residential properties and provided the Company with access to liquidity for these assets and ongoing service fees. The Company’s beneficial interest in the securitizations is limited to a 5% retained interest in the trusts. The Company determined that the securitization structures meet the definition of a VIE and concluded that it does not hold a significant variable interest in the securitizations and that the contractual role as servicer is not a variable interest. The transfers of the loans to the VIEs were determined to be sales, and the Company derecognized the mortgage loans and did not consolidate the trusts.
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
Transfer of loans accounted for as a secured borrowing
The Company securitized certain non-agency reverse mortgage loans where its beneficial interest in the securitization was limited to a 5% retained interest in the trust. The Company determined that this securitization structure met the definition of a VIE and concluded that it did not hold a significant variable interest in the securitization and the Company did not have the power to direct the activities that most significantly affect the economic performance of the VIE. However, the transfer of the loans to the VIE was determined not to be a sale. As such, the Company continued to recognize the loans and recognized a nonrecourse liability for the proceeds received from third parties for the transfer of the loans. Bonds issued in the securitization that were retained by the Company were not recognized.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three months ended March 31, 2026, the Company acquired certain beneficial interests and other rights in previously unconsolidated VIEs. As a result, the Company reassessed its involvement with the VIEs and determined that it is the primary beneficiary, as it has both the power to direct the activities that significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. Accordingly, the Company began consolidating the VIEs upon acquisition of these interests. In addition, during the three months ended March 31, 2026, the Company redeemed the outstanding securitized notes issued by the VIEs.
The following tables present the unconsolidated VIEs for which the Company holds variable interests (in thousands):

	March 31, 2026
	Carrying value
	Assets	Liabilities	Maximum Exposure to Loss	Total Assets in VIE
Transfer of loans - sale treatment
Retained interests	$39,523	$—	$39,523	$790,407

	December 31, 2025
	Carrying value
	Assets	Liabilities	Maximum Exposure to Loss	Total Assets in VIEs
Transfers of loans - sale treatment
Retained interests	$43,943	$—	$43,943	$879,314
Transfer of loans - secured borrowing
Loans and nonrecourse liability	395,364	376,423	18,941	395,364
Total	$439,307	$376,423	$62,884	$1,274,678
As of March 31, 2026 and December 31, 2025, there were $0.3 million and $0.7 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that were 90 days or more past due.
Issuance of HMBS
The Company securitizes HECM loans into HMBS, which Ginnie Mae guarantees, and sells the HMBS in the secondary market while retaining the rights to service the HECM loans. The Company determined that HECM loans transferred into HMBS do not meet the requirements of sale accounting and are not derecognized upon date of transfer. As of March 31, 2026, the Company was servicing 3,145 Ginnie Mae loan pools and the weighted average interest rate on the HMBS related obligations was 5.4%. As of December 31, 2025, the Company was servicing 3,086 Ginnie Mae loan pools and the weighted average interest rate on the HMBS related obligations was 5.6%.

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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers into or out of Level 3 within the fair value hierarchy during the three months ended March 31, 2026 and 2025.
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
Convertible Notes
Convertible Notes
The Company’s unsecured convertible promissory notes (the “Convertible Notes”) are measured based on the closing market price of the Company’s publicly-traded stock on the applicable date of the Condensed Consolidated Statements of Financial Condition.
Level 2
Repurchase Agreement obligation
Repurchase Agreement obligation
The Repurchase Agreement obligation was measured based on the total consideration payable upon the second closing of the Repurchase, which occurred on February 27, 2026. Refer to Note 14 - Related Party Transactions for additional information.
Level 2

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred purchase price liabilities
Tax Receivable Agreement (“TRA”) obligation	The fair value is derived through the use of a discounted cash flow (“DCF”) model. The significant unobservable assumptions used in the DCF include the ability to utilize tax attributes based on current tax forecasts, a constant U.S. federal income tax rate, and a discount rate.	Level 3
AAG/Bloom
These liabilities were measured based on the estimated amount of indemnified claims associated with the acquisition of certain assets and liabilities from American Advisors Group, now known as Bloom Retirement Holdings Inc. (“AAG/Bloom”), as well as the closing market price of the Company’s publicly-traded stock as of December 31, 2025. No such liabilities existed as of March 31, 2026.
Level 3

	March 31, 2026		December 31, 2025
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
WAL (in years)	NM	3.0	NM	3.1
CPR	NM	21.2%	NM	20.9%
Loss frequency	NM	4.4%	NM	4.5%
Loss severity	5.6% - 13.6%	5.6%	5.8% - 15.8%	6.0%
Average draw rate	NM	1.0%	NM	1.1%
Discount rate	NM	4.8%	NM	4.7%
Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	10.0	NM	9.8
LTV	NM	50.2%	NM	49.9%
CPR	NM	14.9%	NM	15.0%
Loss severity	NM	10.0%	NM	10.0%
HPA	(3.3)% - 5.6%	3.8%	(6.8)% - 5.3%	3.7%
Discount rate	NM	6.4%	NM	6.3%
HECM buyouts - securitized (performing)
WAL (in years)	NM	6.9	NM	6.9
CPR	NM	16.3%	NM	16.3%
Loss severity	5.6% - 13.6%	8.0%	6.0% - 13.3%	8.4%
Discount rate	NM	7.3%	NM	7.3%
HECM buyouts - securitized (nonperforming)
WAL (in years)	NM	1.5	NM	1.5
CPR	NM	41.0%	NM	41.5%
Loss frequency	NM	45.9%	NM	45.5%
Loss severity	5.6% - 13.6%	6.0%	6.0% - 13.3%	6.8%
Discount rate	NM	7.2%	NM	6.8%
Loans held for investment:
Non-agency reverse mortgage loans
WAL (in years)	NM	11.6	NM	11.1
LTV	NM	38.1%	NM	43.2%
CPR	NM	15.1%	NM	14.9%
Loss severity	NM	10.0%	NM	10.0%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2026		December 31, 2025
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
HPA	(3.3)% - 5.6%	3.6%	(6.8)% - 5.3%	3.6%
Discount rate	NM	6.4%	NM	6.3%
HECM buyouts (nonperforming)
WAL (in years)	NM	1.3	NM	1.3
CPR	NM	49.9%	NM	45.4%
Loss frequency	NM	60.5%	NM	42.3%
Loss severity	5.6% - 14.2%	14.2%	6.0% - 13.3%	11.2%
Discount rate	NM	7.2%	NM	6.8%
Other assets:
Retained bonds
WAL (in years)	NM	4.7	NM	3.0
Discount rate	(1.8)% - 13.7%	8.0%	(1.7)% - 15.3%	7.1%
Liabilities
HMBS related obligations
WAL (in years)	NM	3.8	NM	3.9
CPR	NM	25.2%	NM	24.8%
Discount rate	NM	4.7%	NM	4.6%
Nonrecourse debt:
Non-agency reverse mortgage loan securitizations
WAL (in years)	0.1 - 10.4	6.1	0.1 - 10.5	6.4
CPR	NM	24.8%	NM	21.8%
Discount rate	NM	6.1%	NM	6.0%
Performing/nonperforming HECM securitizations
WAL (in years)	2.1 - 2.3	2.2	NM	1.2
CPR	17.8% - 20.6%	19.1%	NM	57.4%
Discount rate	NM	5.3%	NM	5.4%
Deferred purchase price liabilities:
TRA obligation
Discount rate	NM	30.3%	NM	26.6%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Assets and Liabilities
The following tables present assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$19,321,265	$—	$—	$19,321,265
Loans held for investment, subject to nonrecourse debt	10,769,209	—	—	10,769,209
Loans held for investment	454,245	—	—	454,245
Other assets:
Loans held for sale	85,587	—	1,720	83,867
Retained bonds	34,067	—	—	34,067
Total assets	$30,664,373	$—	$1,720	$30,662,653

Liabilities
HMBS related obligations	$19,087,650	$—	$—	$19,087,650
Nonrecourse debt	10,450,834	—	—	10,450,834
Convertible Notes	36,889	—	36,889	—
TRA obligation	4,524	—	—	4,524
Total liabilities	$29,579,897	$—	$36,889	$29,543,008

	December 31, 2025
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$19,135,403	$—	$—	$19,135,403
Loans held for investment, subject to nonrecourse debt	10,026,177	—	—	10,026,177
Loans held for investment	870,081	—	—	870,081
Other assets:
Loans held for sale	37,461	—	1,338	36,123
Retained bonds	38,685	—	—	38,685
Total assets	$30,107,807	$—	$1,338	$30,106,469

Liabilities
HMBS related obligations	$18,912,226	$—	$—	$18,912,226
Nonrecourse debt	9,736,493	—	—	9,736,493
Convertible Notes	53,800	—	53,800	—
Repurchase Agreement obligation	40,595	—	40,595	—
Deferred purchase price liabilities:
AAG/Bloom	8,646	—	—	8,646
TRA obligation	3,901	—	—	3,901
Total liabilities	$28,755,661	$—	$94,395	$28,661,266

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables present Level 3 assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Assets
Three months ended March 31, 2026	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Retained bonds
Beginning balance	$20,005,484	$10,026,177	$36,123	$38,685
Total gain (loss) included in earnings	450,670	81,456	3,984	(198)
Purchases, settlements, and transfers:
Purchases and additions	857,672	6,661	43,760	—
Sales and settlements	(585,580)	(298,082)	—	(659)
Transfers in (out) between categories	(952,736)	952,997	—	(3,761)
Ending balance	$19,775,510	$10,769,209	$83,867	$34,067

	Liabilities
Three months ended March 31, 2026	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(18,912,226)	$(9,736,493)	$(12,547)
Total gain (loss) included in earnings	(327,169)	(68,864)	2,232
Purchases, settlements, and transfers:
Purchases and additions	(497,572)	(1,694,792)	—
Settlements	649,317	1,045,554	5,791
Transfers out between categories	—	3,761	—
Ending balance	$(19,087,650)	$(10,450,834)	$(4,524)

	Assets
Three months ended March 31, 2025	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Retained bonds
Beginning balance	$19,190,065	$9,288,403	$40,407
Total gain included in earnings	382,169	257,903	988
Purchases, settlements, and transfers:
Purchases and additions	810,325	6,900	—
Sales and settlements	(620,532)	(242,557)	(1,061)
Transfers in (out) between categories	(318,900)	319,501	—
Ending balance	$19,443,127	$9,630,150	$40,334

	Liabilities
Three months ended March 31, 2025	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(18,444,370)	$(8,954,068)	$(16,684)
Total gain (loss) included in earnings	(295,682)	(152,909)	2,331
Purchases, settlements, and transfers:
Purchases and additions	(466,008)	(780,901)	—
Settlements	615,703	724,479	2,206
Ending balance	$(18,590,357)	$(9,163,399)	$(12,147)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value Option
The Company has elected to measure its loans held for investment, loans held for sale, HMBS related obligations, nonrecourse debt, and Convertible Notes at fair value under the fair value option. The Company elected to apply the provisions of the fair value option to these assets and liabilities in order to align financial reporting presentation with the Company’s operational and risk management strategies. The following table presents the fair value and the unpaid principal balance (“UPB”) of these financial assets and liabilities (in thousands):

	March 31, 2026		December 31, 2025
	Fair Value	UPB	Fair Value	UPB
Assets
Loans held for investment, subject to HMBS related obligations	$19,321,265	$18,056,054	$19,135,403	$17,983,144
Loans held for investment, subject to nonrecourse debt	10,769,209	10,284,554	10,026,177	9,567,732
Loans held for investment(1)	454,245	421,049	870,081	790,342
Other assets:
Loans held for sale	85,587	79,664	37,461	34,515
Liabilities
HMBS related obligations	19,087,650	18,056,054	18,912,226	17,983,144
Nonrecourse debt	10,450,834	10,728,087	9,736,493	9,960,524
Convertible Notes	36,889	40,000	53,800	40,000
(1) Loans held for investment include certain loans that were greater than 90 days past due and on non-accrual status. These loans had a fair value of $5.2 million and a UPB of $6.0 million as of March 31, 2026, compared to a fair value of $6.1 million and a UPB of $7.0 million as of December 31, 2025.

Fair Value of Other Financial Instruments
As of March 31, 2026 and December 31, 2025, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of certain notes payable. The fair value of our notes payable was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input, or for notes payable with an original maturity of a year or less, the carrying value approximates fair value, which is determined using Level 2 inputs.
The following table presents the amortized cost and fair value of notes payable (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Notes	$129,876	$147,469	$126,089	$149,620
Exchangeable Secured Notes	131,046	157,297	130,040	178,428
LFH Promissory Note	20,000	20,000	20,000	20,000
Total notes recorded at amortized cost	280,922	$324,766	276,129	$348,048
Convertible Notes, recorded at fair value	36,889		53,800
Total notes payable	$317,811		$329,929
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Reverse Mortgage Loan Portfolio
The following table presents the composition and the outstanding UPB of the reverse mortgage loan portfolio serviced by the Company (in thousands):

	March 31, 2026	December 31, 2025
Loans held for investment, subject to HMBS related obligations	$18,056,054	$17,983,144

Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgages	9,555,033	8,887,778
Performing HECM buyouts	266,648	251,051
Nonperforming HECM buyouts	462,873	428,903
Total loans held for investment, subject to nonrecourse debt	10,284,554	9,567,732

Loans held for investment:
Non-agency reverse mortgages	225,348	614,515
HECM loans not securitized(1)	133,471	103,825
Unpoolable HECM loans(2)	56,274	64,983
Total loans held for investment(3)	415,093	783,323

Other assets:
Loans held for sale(3)	77,460	32,761

Total owned loan portfolio	28,833,161	28,366,960
Loans reclassified as government guaranteed receivable	50,817	50,922
Loans serviced for others	512,116	590,192
Total serviced loan portfolio	$29,396,094	$29,008,074
(1) HECM loans not securitized primarily represent newly originated loans and poolable tails.
(2) Unpoolable HECM loans primarily represent loans that have reached 98% of their maximum claim amount (“MCA”).
(3) As of March 31, 2026 and December 31, 2025, there was $422.3 million and $753.2 million, respectively, in UPB in loans pledged as collateral for financing lines of credit.

The following table presents our owned loan portfolio by mortgage rate type (in thousands):

	March 31, 2026	December 31, 2025
Adjustable rate loans	$20,927,395	$20,662,839
Fixed rate loans	7,905,766	7,704,121
Total owned loan portfolio	$28,833,161	$28,366,960

As of March 31, 2026 and December 31, 2025, there were $539.5 million and $550.4 million, respectively, of foreclosure proceedings in process, which are included in Loans held for investment, subject to HMBS related obligations, at fair value, Loans held for investment, subject to nonrecourse debt, at fair value, or Loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition, and $10.3 million and $8.9 million, respectively, of foreclosure proceedings in process, which are included in loans serviced for others in the table above.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date(1)	Interest Rate	Original Issue Amount	March 31, 2026	December 31, 2025
Securitization of non-agency reverse mortgage loans	May 2018 - March 2026	December 2053 - March 2076	2.00% - 7.00%	$11,539,661	$9,932,590	$8,834,991
Securitization of performing/nonperforming HECM loans	November 2025 - March 2026	November 2035 - March 2036	4.25% - 6.00%	839,600	795,497	749,110
Total consolidated VIE nonrecourse debt UPB					10,728,087	9,584,101
Nonrecourse loan financing liability(2)					—	376,423
Fair value adjustments					(277,253)	(224,031)
Total nonrecourse debt, at fair value					$10,450,834	$9,736,493
(1) The Company’s securitizations are generally callable at or following the optional redemption date as defined in each related indenture agreement.
(2) Nonrecourse loan financing liability was comprised of nonrecourse debt associated with a securitization of non-agency reverse mortgage loans. As the securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt was accounted for by the Company and presented separately from other nonrecourse debt. During the three months ended March 31, 2026, the Company acquired certain beneficial interests and other rights in this previously unconsolidated VIE. As a result, the Company began consolidating the VIE upon acquisition of these interests. In addition, during the three months ended March 31, 2026, the Company redeemed the outstanding securitized notes issued by this VIE. Refer to Note 4 - Variable Interest Entities and Securitizations for additional information.

Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of March 31, 2026, estimated maturities for nonrecourse debt for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
Remainder of 2026	$2,249,104
2027	1,952,332
2028	923,105
2029	727,587
2030	497,416
Thereafter	4,378,543
Total payments on nonrecourse debt	$10,728,087

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Other Financing Lines of Credit
Other financing lines of credit consisted of the following (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	March 31, 2026	December 31, 2025
Reverse lines:
June 2026 - December 2026	Secured Overnight Financing Rate (“SOFR”) + applicable margin	First and Second Lien Mortgages	$1,090,000	$415,557	$737,435
Various(2)	Bond accrual rate/SOFR + applicable margin	Mortgage Related Assets	390,788	372,303	335,443
October 2027	SOFR + applicable margin	HECM Mortgage Servicing Rights (“MSR”)	70,000	54,808	63,462
October 2026	SOFR + applicable margin	Unsecuritized Tails	40,000	26,100	20,269
Total reverse lines of credit			1,590,788	868,768	1,156,609
Mortgage line:
Various(2)	Bond accrual rate + applicable margin	Mortgage Related Assets	30,570	30,570	31,090
Total other financing lines of credit			$1,621,358	$899,338	$1,187,699
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of March 31, 2026.
(2)These lines of credit are tied to the maturity date of the underlying mortgage related assets that have been pledged as collateral.
As of March 31, 2026 and December 31, 2025, the weighted average interest rate on outstanding financing lines of credit was 7.58% and 8.18%, respectively.
The Company’s financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. As of March 31, 2026, the Company was in compliance with the financial covenants.
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
The maximum allowable distributions available to the Company are based on the most restrictive financial covenant ratios and are presented in the following tables (in thousands, except for ratios):

Financial Covenants	Requirement	March 31, 2026	Maximum Allowable Distribution
FAR
Adjusted tangible net worth	$250,000	$562,351	$312,351
Liquidity	41,620	71,416	29,796
Leverage ratio	6:1	2.0:1	376,444
FAH
Adjusted tangible net worth	$200,000	$553,571	$353,571
Liquidity	40,000	74,838	34,838
Leverage ratio	10:1	2.6:1	409,047

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Covenants	Requirement	December 31, 2025	Maximum Allowable Distribution
FAR
Adjusted tangible net worth	$250,000	$569,044	$319,044
Liquidity	42,412	64,688	22,276
Leverage ratio	6:1	2.7:1	315,994
FAH
Adjusted tangible net worth	$200,000	$561,035	$361,035
Liquidity	40,000	68,632	28,632
Leverage ratio	10:1	3.1:1	388,240

9. Litigation
The Company’s business is subject to legal proceedings, examinations, investigations, and reviews by various federal, state, and local regulatory and enforcement agencies as well as private litigants such as the Company’s borrowers or former employees. At any point in time, the Company may have open investigations with regulators or enforcement agencies, including examinations and inquiries related to its loan origination and servicing practices. These matters and other pending or potential future investigations, examinations, inquiries, or lawsuits may lead to administrative or legal proceedings, and possibly result in remedies, including fines, penalties, restitution, alterations in business practices, or additional expenses and collateral costs.
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
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $0.9 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. These expenses are included in General and administrative expenses in the Condensed Consolidated Statements of Operations.

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
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were $4.4 billion as of both March 31, 2026 and December 31, 2025. This additional borrowing capacity is primarily in the form of undrawn lines of credit.
The Company also has commitments to purchase loans totaling $1.4 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively.
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

11. Income Taxes
The Company’s effective tax rate on continuing operations for the three months ended March 31, 2026 and 2025 differs from the U.S. federal statutory rate primarily due to the projected mix of earnings or loss attributable to the noncontrolling interest and the changes in valuation allowances previously recorded against deferred tax assets, including NOL carryforwards and other deferred tax assets.
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
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. As of March 31, 2026, the Company had cumulative income on a three-year basis. However, due to our forecast of continued taxable losses, management concluded that a valuation allowance for the deferred tax asset in excess of deferred tax liabilities should be maintained. Based on the Company’s financial performance in future periods and our financial projections, the Company could record a reversal of all, or a portion of the valuation allowance associated with deferred tax assets in future periods. Any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. Further, the Company determined that the future sources of taxable income from reversing temporary differences that comprise the investment in FOA Equity deferred tax liability would only be fully realized upon sale of FOA’s interest in FOA Equity. Accordingly, the deferred tax liability from investment in FOA Equity has been treated as an indefinite-lived intangible and is limited by the federal net operating loss utilization rules.
Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2021 or prior.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Business Segment Reporting
The following tables present financial information by segment (in thousands):

	For the three months ended March 31, 2026
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Total
Portfolio interest income
Interest income	$—	$467,603	$467,603	$—	$467,603
Interest expense	—	(401,333)	(401,333)	—	(401,333)
Net portfolio interest income	—	66,270	66,270	—	66,270

Other income (expense)
Net origination gains	60,887	—	60,887	—	60,887
Gains on securitization of HECM tails, net	—	11,667	11,667	—	11,667
Fair value changes from model amortization	—	(32,020)	(32,020)	—	(32,020)
Fair value changes from market inputs or model assumptions	—	19,924	19,924	—	19,924
Net fair value changes on loans and related obligations	60,887	(429)	60,458	—	60,458
Fee income	5,742	493	6,235	(123)	6,112
Non-funding interest expense, net	—	—	—	(12,698)	(12,698)
Net other income (expense)	66,629	64	66,693	(12,821)	53,872

Total revenues	66,629	66,334	132,963	(12,821)	120,142

Expenses
Salaries, benefits, and related expenses	25,713	4,298	30,011	12,593	42,604
Loan production and portfolio related expenses	1,934	15,732	17,666	—	17,666
Loan servicing expenses	—	7,446	7,446	—	7,446
Marketing and advertising expenses	13,339	—	13,339	—	13,339
Amortization and depreciation	9,409	5	9,414	438	9,852
General and administrative expenses	6,321	2,466	8,787	5,672	14,459
Total expenses	56,716	29,947	86,663	18,703	105,366
Other, net	—	—	—	21,481	21,481
Net income (loss) before taxes	$9,913	$36,387	$46,300	$(10,043)	$36,257

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended March 31, 2025
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Total
Portfolio interest income
Interest income	$—	$480,602	$480,602	$—	$480,602
Interest expense	—	(410,167)	(410,167)	—	(410,167)
Net portfolio interest income	—	70,435	70,435	—	70,435

Other income (expense)
Net origination gains	46,038	—	46,038	—	46,038
Gains on securitization of HECM tails, net	—	10,481	10,481	—	10,481
Fair value changes from model amortization	—	(40,956)	(40,956)	—	(40,956)
Fair value changes from market inputs or model assumptions	—	88,263	88,263	—	88,263
Net fair value changes on loans and related obligations	46,038	57,788	103,826	—	103,826
Fee income	5,683	786	6,469	(123)	6,346
Non-funding interest expense, net	—	—	—	(14,912)	(14,912)
Net other income (expense)	51,721	58,574	110,295	(15,035)	95,260

Total revenues	51,721	129,009	180,730	(15,035)	165,695

Expenses
Salaries, benefits, and related expenses	21,852	3,632	25,484	8,446	33,930
Loan production and portfolio related expenses	1,526	9,804	11,330	—	11,330
Loan servicing expenses	—	7,741	7,741	—	7,741
Marketing and advertising expenses	10,730	—	10,730	1	10,731
Amortization and depreciation	9,330	18	9,348	310	9,658
General and administrative expenses	5,024	2,536	7,560	5,419	12,979
Total expenses	48,462	23,731	72,193	14,176	86,369
Other, net	—	—	—	2,367	2,367
Net income (loss) before taxes	$3,259	$105,278	$108,537	$(26,844)	$81,693
The following table presents total assets by segment (in thousands):

	March 31, 2026	December 31, 2025
Retirement Solutions	$170,088	$214,601
Portfolio Management	31,051,691	30,458,518
Total reportable segments	31,221,779	30,673,119
Corporate and Other	106,360	60,179
Total assets	$31,328,139	$30,733,298

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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Corporate and Other
Corporate and Other consists of our corporate services groups that support the operations of the Company, as well as certain inter-segment revenues and expenses that are eliminated in the condensed consolidated financial statements.
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

13. Liquidity and Capital Requirements
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
As of March 31, 2026, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $189.2 million as of March 31, 2026. FAR’s actual net worth calculated based on Ginnie Mae guidance was $558.2 million as of March 31, 2026. The minimum liquidity required of FAR by Ginnie Mae was $37.8 million as of March 31, 2026. FAR’s actual cash and cash equivalents were $71.4 million as of March 31, 2026. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations do not meet the requirements of sale accounting and are not derecognized upon date of transfer. Based on this, FAR requested and received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of March 31, 2026, FAR was in compliance with applicable requirements.
FOA Securities
Finance of America Securities LLC (“FOA Securities”), one of the operating service subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules, and FINRA rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, FOA Securities is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. FOA Securities is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. FOA Securities computes net capital under the alternative method. Under this method, the required minimum net capital is $250 thousand. As of March 31, 2026, FOA Securities was in compliance with the minimum net capital requirement.
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

14. Related Party Transactions
Promissory Notes
On August 4, 2025, FAR entered into an unsecured working capital promissory note with Libman Family Holdings, LLC (the “LFH Promissory Note”), an affiliate of the Company, which provides for an uncommitted revolving facility of up to $20.0 million. The LFH Promissory Note accrues interest monthly at a rate of 10% per annum and matures on August 4, 2026. The LFH Promissory Note had an outstanding amount of $20.0 million as of both March 31, 2026 and December 31, 2025, recorded in Notes payable in the Condensed Consolidated Statements of Financial Condition. The Company paid $0.5 million of interest related to the LFH Promissory Note during the three months ended March 31, 2026.
Additionally, on August 4, 2025, the Company repaid and terminated its two outstanding working capital promissory notes with Libman Family Holdings, LLC (“LFH”) and BTO Urban Holdings L.L.C., which was an affiliate of the Company. For the three months ended March 31, 2025, the Company paid $2.4 million of interest related to these promissory notes.
Secured Notes
The Company had $67.1 million of secured notes payable to LFH as of both March 31, 2026 and December 31, 2025, recorded in Notes payable in the Condensed Consolidated Statements of Financial Condition.
Repurchase Agreement
On August 4, 2025, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with FOA Equity, Blackstone Tactical Opportunities Associates - NQ L.L.C., BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership - NQ ESC L.P., and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”), which were deemed affiliates of the Company. Pursuant to the Repurchase Agreement, the Company was to purchase (the “Repurchase”) all of the Blackstone Investor’s shares of Class A Common Stock of the Company, Class B Common Stock of the Company (the “Class B Common Stock”), Class A LLC units of FOA Equity (“Class A LLC Units”), and rights to receive shares of Class A Common Stock and Class A LLC Units pursuant to the Transaction Agreement, dated as of October 12, 2020 (the “Earnout Rights” and, together with such shares of Class A Common Stock, shares of Class B Common Stock, and Class A LLC Units, the “Sold Equity”), and the Tax Receivable Agreement, dated April 1, 2021 (the “Blackstone Tax Receivable Agreement”), between the Company and the Blackstone Investor was to be terminated. Each share of Class A Common Stock and each Class A LLC Unit was to be purchased for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights were to be purchased for no additional consideration, for total consideration of $80,298,170.
On November 13, 2025, the Company entered into an amended and restated version of the Repurchase Agreement with FOA Equity and the Blackstone Investor (the “Amended and Restated Repurchase Agreement”). Pursuant to

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
the Amended and Restated Repurchase Agreement, the consummation of the Repurchase was expected to occur across two closings, referred to as the “First Closing” and the “Second Closing” (each, a “Closing”). The First Closing occurred on December 4, 2025, when the Company repurchased $40.1 million of the Sold Equity, or 1,596,142 shares of Class A Common Stock and 2,418,767 Class A LLC Units, in accordance with the Amended and Restated Repurchase Agreement. The Second Closing occurred on February 27, 2026, when the Company repurchased the remaining $40.2 million of the Sold Equity, or 1,596,142 shares of Class A Common Stock, 2 shares of Class B Common Stock, 2,418,766 Class A LLC Units, and Earnout Rights, not repurchased at the First Closing (the “Second Closing Sold Equity”). Each share of Class A Common Stock and each Class A LLC Unit was purchased at the Second Closing for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights were purchased for no consideration, as was contemplated in the Repurchase Agreement. However, such price for the Class A Common Stock and the Class A LLC Units was, for the Second Closing Sold Equity, increased by a fixed per annum rate equal to 15.00% accruing monthly from the date of the First Closing.
In connection with the First Closing, the Company retired the repurchased Class A Common Stock by December 31, 2025. In connection with the Second Closing, the Company retired the repurchased Class A Common Stock and Class B Common Stock by March 31, 2026. Upon completion of the Second Closing, the Blackstone Tax Receivable Agreement was terminated, and the Blackstone Investor was no longer a related party of the Company.

15. Earnings (Loss) Per Share
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share (in thousands, except share data):

	Three months ended
	March 31,
	2026	2025
Basic earnings (loss) per share:
Numerator
Net income from continuing operations	$35,164	$79,750
Less: Net income from continuing operations attributable to noncontrolling interest(1)	17,657	47,513
Less: Preferred Stock dividends(2)	1,125	—
Net income from continuing operations attributable to holders of Class A Common Stock - basic	$16,382	$32,237

Net loss from discontinued operations	$—	$(4,750)
Less: Net loss from discontinued operations attributable to noncontrolling interest(1)	—	(2,722)
Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$—	$(2,028)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	8,500,966	10,177,266

Basic earnings (loss) per share
Continuing operations	$1.93	$3.17
Discontinued operations	—	(0.20)
Basic earnings per share	$1.93	$2.97
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) The numerator for continuing operations was adjusted to reduce net income by the Preferred Stock dividends. The Preferred Stock does not participate in the earnings or losses of the Company and, therefore, is not a participating security.

	Three months ended
	March 31,
	2026	2025
Diluted earnings (loss) per share:
Numerator
Net income from continuing operations attributable to holders of Class A Common Stock - basic	$16,382	$32,237
Reallocation of net income from continuing operations assuming exchange or conversion of Class A LLC Units, Exchangeable Secured Notes, Convertible Notes, and Preferred Stock(1)	7,743	42,708
Exchangeable Secured Notes interest expense, net(2)	—	2,291
Convertible Notes fair value adjustment, net(3)	(7,195)	—
Preferred Stock dividends(4)	—	—
Net income from continuing operations attributable to holders of Class A Common Stock - diluted	$16,930	$77,236

Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$—	$(2,028)
Reallocation of net loss from discontinued operations assuming exchange of Class A LLC Units(1)	—	(1,995)
Net loss from discontinued operations attributable to holders of Class A Common Stock - diluted	$—	$(4,023)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	8,500,966	10,177,266
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock(5)	7,786,344	13,651,797
Assumed exchange of Exchangeable Secured Notes for shares of Class A Common Stock(2)	—	5,337,928
Assumed conversion of Convertible Notes for shares of Class A Common Stock(3)	2,222,222	—
Assumed conversion of Preferred Stock for shares of Class A Common Stock(4)	—	—
Additional dilutive shares under the treasury stock method(6)	728,163	1,000,033
Weighted average shares of Class A Common Stock outstanding - diluted(7)	19,237,695	30,167,024

Diluted earnings (loss) per share
Continuing operations	$0.88	$2.56
Discontinued operations	—	(0.13)
Diluted earnings per share	$0.88	$2.43
(1) For the three months ended March 31, 2026 and 2025, this adjustment assumes the reallocation of noncontrolling interest income (loss), on an after-tax basis, resulting from the assumed exchange or conversion, if dilutive, of all outstanding Class A LLC Units, Exchangeable Secured Notes, Convertible Notes, and Preferred Stock into shares of Class A Common Stock of FOA as of the beginning of each respective period. The adjustment is calculated using the if-converted method for diluted earnings (loss) per share.

The assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock was dilutive for the three months ended March 31, 2026 and 2025. Accordingly, reallocation adjustments of $6.2 million and $34.7 million to net

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
income from continuing operations attributable to the controlling interest were included in the numerator of diluted earnings per share for the three months ended March 31, 2026 and 2025, respectively.

The assumed exchange of all Exchangeable Secured Notes outstanding for shares of Class A Common Stock was anti-dilutive for the three months ended March 31, 2026 and dilutive for the three months ended March 31, 2025. Accordingly, the reallocation adjustment of $3.2 million to net income from continuing operations attributable to the controlling interest was excluded from the numerator of diluted earnings per share for the three months ended March 31, 2026 and the reallocation adjustment of $8.0 million to net income from continuing operations attributable to the controlling interest was included in the numerator of diluted earnings per share for the three months ended March 31, 2025.

The assumed conversion of all Convertible Notes outstanding for shares of Class A Common Stock was dilutive for the three months ended March 31, 2026. Accordingly, the related $1.5 million reallocation to net income from continuing operations attributable to the controlling interest was included in the numerator of diluted earnings per share for the three months ended March 31, 2026.

The assumed conversion of all Preferred Stock outstanding for shares of Class A Common Stock was anti-dilutive for the three months ended March 31, 2026. Accordingly, the related $1.0 million reallocation to net income from continuing operations attributable to the controlling interest was excluded from the numerator of diluted earnings per share for the three months ended March 31, 2026.

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

The Company had 5,337,928 potentially dilutive shares related to the Exchangeable Secured Notes for both of the three months ended March 31, 2026 and 2025. The potentially dilutive shares related to the Exchangeable Secured Notes were anti-dilutive for the three months ended March 31, 2026 and were excluded from the computation of diluted earnings per share. Accordingly, $2.1 million of interest expense related to the Exchangeable Secured Notes, including amortization of debt discount and issuance costs, and net of income tax effects, was not added back to the numerator in calculating diluted earnings per share for the three months ended March 31, 2026. The assumed exchange of all Exchangeable Secured Notes outstanding for shares of Class A Common Stock was dilutive for the three months ended March 31, 2025.

(3) As the Convertible Notes are not participating securities, the Company calculates diluted earnings per share assuming their conversion into shares of Class A Common Stock of FOA using the if-converted method. If dilutive, the fair value adjustment related to the Convertible Notes, net of income tax effects, is reversed from the numerator of diluted earnings per share from continuing operations. If dilutive, the denominator of diluted earnings per share assumes that all Convertible Notes were converted into Class A Common Stock of FOA at the beginning of the reporting period. The assumed conversion of all Convertible Notes outstanding for shares of Class A Common Stock was dilutive for the three months ended March 31, 2026.

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

The Company had 1,428,571 potentially dilutive shares related to the Preferred Stock for the three months ended March 31, 2026. The potentially dilutive shares related to the Preferred Stock were anti-dilutive for the three months ended March 31, 2026 and were excluded from the computation of diluted earnings per share. Accordingly, $1.1 million of Preferred Stock dividends were not added back to the numerator in calculating diluted earnings per share for the three months ended March 31, 2026.

(5) The exchange agreement between FOA, FOA Equity, and the Equity Capital Unitholders (the “Exchange Agreement”) allows for the exchange of Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, on a one-for-one basis for shares of Class A Common Stock of FOA. For the three months ended March 31, 2026 and 2025, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
provisions of the Exchange Agreement and assumes the Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, exchange their Class A LLC Units on a one-for-one basis for shares of Class A Common Stock of FOA.

(6) The Company had 728,163 and 1,000,033 dilutive shares from RSUs under the treasury stock method for the three months ended March 31, 2026 and 2025, respectively. The Company had 1,490,000 and 720,000 potentially dilutive shares from options under the treasury stock method for the three months ended March 31, 2026 and 2025, respectively. The potentially dilutive shares from options were anti-dilutive for the three months ended March 31, 2026 and 2025 and were excluded from the computation of diluted earnings per share.
(7) As part of the acquisition of certain assets and liabilities from AAG/Bloom, the Company had contingently issuable Class A LLC Units that were originally liability classified.

On March 31, 2026 and 2025, FOA Equity issued 357,113 and 102,611 Class A LLC Units, respectively, to AAG/Bloom in accordance with the terms of the asset purchase agreement. For the three months ended March 31, 2026 and 2025, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method and assumes any Class A LLC Units held by AAG/Bloom were exchanged on a one-for-one basis for shares of Class A Common Stock of FOA at the beginning of the reporting period. The Class A LLC Units issued to AAG/Bloom on March 31, 2026 were not included in the diluted weighted average shares outstanding of Class A Common Stock for the three months ended March 31, 2025.

16. Subsequent Events
On April 30, 2026, FAR and Onity Mortgage Corporation (formerly known as PHH Mortgage Corporation) (“OMC”) entered into an amendment (the “Amendment”) to the parties’ agreements for the sale of OMC’s reverse mortgage servicing portfolio and certain reverse originations assets. Pursuant to the Amendment, which modifies the terms of the Asset Purchase Agreement and the Reverse Mortgage Servicing Rights Purchase and Sale Agreement, each between FAR and OMC and dated as of November 17, 2025, OMC has agreed to sell and FAR has agreed to purchase MSR with respect to approximately 20,000 HECM loans with an unpaid principal balance of $5.1 billion as of March 31, 2026. Participation interests in such HECM loans have been pooled into securities issued pursuant to Ginnie Mae’s HECM-backed securities program. FAR will also acquire OMC’s pipeline of reverse mortgage loans as of the transaction closing date. In addition, FAR expects to assume certain of OMC’s US-based reverse originations employees in May 2026 and additional employees in July 2026. In exchange therefor, among other things, FAR will pay to OMC an amount at the closing equal to the estimated book value of the purchased assets (including the HECM MSR) with certain mutually agreed upon adjustments, subject to certain customary holdbacks and post-closing price adjustments. The Company is evaluating the agreements to determine whether the transaction will be accounted for as a business combination or asset acquisition.
OMC will become the subservicer for the HECM MSR sold to FAR under a three-year subservicing agreement subject to automatic one-year renewal unless FAR provides notice of non-renewal 180 days prior to the expiration of the original term, and subject thereafter to renewal upon mutual agreement of the parties. OMC has agreed to discontinue its reverse originations business upon closing with the exception of activities relating to the recapture of existing HECM borrowers for any HECM MSR not transferred to FAR.
The transaction is subject to customary closing conditions, including, among others, the consent of Ginnie Mae to the transfer of the HECM MSR from OMC to FAR, without adverse modifications to the rights or obligations of the servicer with respect thereto. The transaction is subject to certain termination rights, including the right of either party to terminate if the transaction is not consummated by August 1, 2026.

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
We are a leading provider of home equity-based financing solutions for a modern retirement, offering innovative financing tools to help homeowners aged 55 and over make the most of their housing wealth and achieve a more secure retirement. We are principally focused on offering reverse mortgage loan products and certain traditional home equity loan products throughout the United States of America (“U.S.”). We believe the U.S. home equity-based lending market opportunity is strong and that home equity-based financing solutions are a key component in addressing an existing underserved market of seniors in the U.S.
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
Through FAR, the Company originates, acquires, and services (in partnership with third-party subservicers) home equity conversion mortgage (“HECM”) loans, which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, and non-agency reverse mortgage loans, which are not insured by the FHA. We have launched several non-agency reverse mortgage loan products to serve the U.S. senior population. At the same time, we continuously look to develop and launch new products to satisfy this vast and largely underserved market. For example, we previously launched a non-agency second lien reverse mortgage loan product, second in priority behind the first lien of an existing traditional mortgage loan or home equity line of credit collateralized by the same mortgaged property. This second lien product has enabled us to serve borrowers who already have and desire to maintain a low-rate primary mortgage but want the convenience of a flexible second lien loan with no required monthly principal and interest payments. In April 2026, FOA rolled out a new second lien reverse mortgage line of credit, which is a non-revolving, multi-draw product that allows borrowers to tap their equity at the times and in the amounts that precisely suit their needs. We anticipate pursuing partnerships with mortgage servicers in the future to make our second lien reverse mortgage loan products available to their eligible traditional mortgage customers with a streamlined approval process, which we expect to broaden the reach of, and raise originations volumes for, the second lien product. Additionally, in 2026, we commenced originating certain traditional home equity loan products. This marks the first time that we have originated traditional home equity loans and enables us to serve potential borrowers who need higher loan-to-value solutions than those provided by our suite of reverse mortgage loan products. Further, in December 2025, we announced a strategic partnership with funds managed by Blue Owl Capital, Inc., which includes a joint innovation and product-development initiative focused on the continuous rollout of new, differentiated financial products tailored for people looking to maximize freedom, security, and opportunity throughout their retirement. These efforts exemplify our commitment to meet and serve new kinds of borrowers. We are a leader in this market and we are focused on developing and offering products for borrowers with interest in using home equity-based financing solutions as retirement planning tools, which we believe will continue to increase our addressable customer base and ultimately raise our origination volumes.
We originate reverse mortgage loans through a retail channel (consisting primarily of a centralized retail platform) and a third-party originator (“TPO”) channel (consisting primarily of a network of mortgage brokers). In 2026, we have also begun originating traditional home equity loans initially through an artificial intelligence (“AI”) platform provided by the Better Home & Finance Holding Company (“Better”). In 2025 and 2026, we have continued to take steps to enhance our marketing and digital capabilities. In the first quarter of 2025, we completed the migration of our telephony platform, and we have continued to enhance its performance. In the second quarter of 2025, we launched and transitioned to our new brand platform, “A Better Way with FOA,” alongside the launch of a national advertising campaign, which integrates a mix of traditional and online mediums. This represents a shift in marketing strategy designed to enhance brand visibility and connect with a new generation of customers through modernized messaging that reflects the real-life goals and aspirations of today’s senior homeowners. We have also continued to enhance our digital capabilities by leveraging automated digital tools to improve efficiency and the overall ease of transacting. In June 2025, we launched a digital pre-qualification tool for certain products that can deliver a three-minute pre-qualification experience, setting a new benchmark for speed and customer engagement in the industry. In the fourth quarter of 2025, we launched “Joy,” our AI-powered customer ambassador chatbot, to provide consumer support over the telephone. In 2026, we have expanded Joy’s capabilities, including enabling Joy to provide consumer support via the exchange of online instant messages, and separately have implemented SMS engagement tools for sales teams. These efforts have culminated in the launch of Helix, our proprietary, industry first end-to-end platform that connects how we acquire, evaluate, and move customers through the loan origination process, with Joy operating as the AI layer across that system. Additionally, in 2025, we engaged in efforts to refine the systems used by our mortgage broker partners to improve the efficiency and ease of originations via our TPO channel. We believe that these efforts will (i) increase brand and product recognition among customers and mortgage brokers, (ii) improve overall customer experience, and (iii) ultimately raise our origination volumes.
We are engaging in strategic partnerships in an effort to expand the reach of our products. In October 2025 we announced a strategic partnership with Better, pursuant to which we have begun to originate traditional home equity loans through Better’s AI platform and serve as Better’s reverse mortgage origination partner, including both HECM loans and non-agency reverse mortgage loans. Better will initially leverage traditional platforms to offer these products; however our goal for this collaboration is to allow us to integrate our reverse mortgage products into a unified digital experience. Additionally, in November 2025 we announced that FAR and PHH Mortgage Corporation (now known as Onity Mortgage Corporation) (“OMC”), a subsidiary of Onity Group Inc., entered into an agreement, which was amended in April 2026, pursuant to which FAR will acquire a portion of OMC’s HECM loan servicing portfolio and certain other reverse mortgage assets. In connection with the transaction, FAR will also acquire OMC’s pipeline of reverse mortgage loans, bring select members of OMC’s experienced origination team onto FAR’s platform, and enter into a subservicing arrangement with OMC. Refer to Note 16 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.
Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM loans into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which the Government National Mortgage Association (“Ginnie Mae”) guarantees, and sell HMBS in the secondary market while retaining the rights to service the HECM loans. When HECM loans are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM loans previously securitized into HMBS, we convey the

HECM loans to the United States Department of Housing and Urban Development (“HUD”) or liquidate them in accordance with program requirements, securitize them into privately placed mortgage-backed securities (“MBS”), or hold them for investment. In November 2024, Ginnie Mae announced the finalized term sheet for its HMBS 2.0 program. If implemented, the HMBS 2.0 program will enable us to securitize into HMBS additional HECM loans that are required to be bought out of pools of HECM loans securitized pursuant to Ginnie Mae’s existing HMBS program or otherwise not eligible for securitization pursuant to Ginnie Mae’s existing HMBS program (subject to expanded eligibility parameters applicable to the HMBS 2.0 program), increasing the HECM loans that we are able to securitize into HMBS. We either securitize non-agency reverse mortgage loans into MBS sold to investors or sell them as whole loans to investors, while retaining the right to service the loans. We may also decide to strategically hold certain non-agency reverse mortgage loans for investment. We sell traditional home equity loans as whole loans to investors on a servicing released basis. The capabilities provided by the Portfolio Management segment allowed us to complete several sales and issuances of MBS backed by our loan products in 2025 and the first quarter of 2026, including a nearly $2 billion securitization of non-agency reverse mortgage loans in September 2025, the largest in Company history. This demonstrates the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.

Repurchase Agreement
On August 4, 2025, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with FOA Equity, Blackstone Tactical Opportunities Associates - NQ L.L.C., BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership - NQ ESC L.P., and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”), which were deemed affiliates of the Company. Pursuant to the Repurchase Agreement, the Company was to purchase (the “Repurchase”) all of the Blackstone Investor’s shares of Class A Common Stock of the Company, Class B Common Stock of the Company (the “Class B Common Stock”), Class A LLC units of FOA Equity (“Class A LLC Units”), and rights to receive shares of Class A Common Stock and Class A LLC Units pursuant to the Transaction Agreement, dated as of October 12, 2020 (the “Earnout Rights” and, together with such shares of Class A Common Stock, shares of Class B Common Stock, and Class A LLC Units, the “Sold Equity”), and the Tax Receivable Agreement, dated April 1, 2021 (the “Blackstone Tax Receivable Agreement”), between the Company and the Blackstone Investor was to be terminated. Each share of Class A Common Stock and each Class A LLC Unit was to be purchased for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights were to be purchased for no additional consideration, for total consideration of $80,298,170.
On November 13, 2025, the Company entered into an amended and restated version of the Repurchase Agreement with FOA Equity and the Blackstone Investor (the “Amended and Restated Repurchase Agreement”). Pursuant to the Amended and Restated Repurchase Agreement, the consummation of the Repurchase was expected to occur across two closings, referred to as the “First Closing” and the “Second Closing” (each, a “Closing”). The First Closing occurred on December 4, 2025, when the Company repurchased $40.1 million of the Sold Equity, or 1,596,142 shares of Class A Common Stock and 2,418,767 Class A LLC Units, in accordance with the Amended and Restated Repurchase Agreement. The Second Closing occurred on February 27, 2026, when the Company repurchased the remaining $40.2 million of the Sold Equity, or 1,596,142 shares of Class A Common Stock, 2 shares of Class B Common Stock, 2,418,766 Class A LLC Units, and Earnout Rights, not repurchased at the First Closing (the “Second Closing Sold Equity”). Each share of Class A Common Stock and each Class A LLC Unit was purchased at the Second Closing for $10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights were purchased for no consideration, as was contemplated in the Repurchase Agreement. However, such price for the Class A Common Stock and the Class A LLC Units was, for the Second Closing Sold Equity, increased by a fixed per annum rate equal to 15.00% accruing monthly from the date of the First Closing.
In connection with the First Closing, the Company retired the repurchased Class A Common Stock by December 31, 2025. In connection with the Second Closing, the Company retired the repurchased Class A Common Stock and Class B Common Stock by March 31, 2026. Upon completion of the Second Closing, the Blackstone Tax Receivable Agreement was terminated, and the Blackstone Investor was no longer a related party of the Company. Refer to Note 14 - Related Party Transactions in the Notes to Condensed Consolidated Financial Statements for additional information.

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

Other Recent Events
The U.S. Federal Reserve’s monetary policies and the federal government’s tariff policies may have an impact on economic conditions relevant to our business, including real estate values and prevailing mortgage rates, however, the extent of the impact remains uncertain. Higher interest rates generally lead to lower mortgage transaction volumes, increased competition, and lower profit margins. Volatility in market conditions resulting from the foregoing policies may cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market, the fair value of assets on our balance sheet, and price transparency of real estate-related or asset-backed assets.
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
For further discussion on the potential impacts of the Federal Reserve’s monetary policies and macroeconomic conditions, see “Risks Related to the Business of the Company” and “Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates due to U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our operations, financial performance, and earnings,” as well as “Risks Related to Our Lending Business” and “Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions” under the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K (“2025 Form 10-K”) for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2026. Such risk factors may be amended or updated in our subsequent periodic reports filed with the SEC.

Results of Operations
Consolidated Results
The following table presents our consolidated operating results from continuing operations (in thousands):

	Three months ended
	March 31,
	2026	2025
Portfolio interest income:
Interest income	$467,603	$480,602
Interest expense	(401,333)	(410,167)
Net portfolio interest income	66,270	70,435

Other income (expense):
Net origination gains	60,887	46,038
Gains on securitization of HECM tails, net	11,667	10,481
Fair value changes from model amortization	(32,020)	(40,956)
Fair value changes from market inputs or model assumptions	19,924	88,263
Net fair value changes on loans and related obligations	60,458	103,826
Fee income	6,112	6,346
Non-funding interest expense, net	(12,698)	(14,912)
Net other income (expense)	53,872	95,260

Total revenues	120,142	165,695

Expenses
Salaries, benefits, and related expenses	42,604	33,930
Loan production and portfolio related expenses	17,666	11,330
Loan servicing expenses	7,446	7,741
Marketing and advertising expenses	13,339	10,731
Amortization and depreciation	9,852	9,658
General and administrative expenses	14,459	12,979
Total expenses	105,366	86,369
Other, net	21,481	2,367
NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$36,257	$81,693
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

The following table presents the components of net interest income (in thousands):

	Three months ended
	March 31,
	2026	2025
Interest income:
Interest income on mortgage loans	$461,487	$477,602
Other interest income	6,116	3,000
Total portfolio interest income	467,603	480,602
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(378,416)	(392,903)
Interest expense on other financing lines of credit	(22,917)	(17,264)
Total portfolio interest expense	(401,333)	(410,167)
Net portfolio interest income	66,270	70,435

Non-funding interest expense, net	(12,698)	(14,912)

Net interest income	$53,572	$55,523
(1) Interest expense on HMBS and nonrecourse obligations includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.

For the three months ended March 31, 2026 versus the three months ended March 31, 2025
Net income from continuing operations before income taxes decreased $45.4 million primarily as a result of the following:
•Fair value changes from market inputs or model assumptions decreased $68.3 million primarily due to net changes in interest rates, yields, home price appreciation, and other inputs, which generated lower net fair value gains during the three months ended March 31, 2026 compared to the 2025 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Net portfolio interest income decreased $4.2 million due to a higher cost of funds within our securitized financing portfolio, which was partially offset by increased gains on extinguishment of debt related to the purchases of securities that were previously issued by consolidated trusts. Fair value changes from model amortization improved $8.9 million primarily due to higher accreted yield on the Company’s residual interests during the three months ended March 31, 2026 compared to the 2025 period.
•Net origination gains increased $14.8 million as a result of higher reverse mortgage loan origination volumes and higher margins. We recognized $60.9 million in net origination gains on reverse mortgage loan originations of $596.1 million for the three months ended March 31, 2026 compared to $46.0 million in net origination gains on loan originations of $560.7 million for the comparable 2025 period.
•Non-funding interest expense, net, decreased $2.2 million during the three months ended March 31, 2026 compared to the 2025 period primarily due to lower outstanding balances on our working capital promissory notes and senior notes and a lower interest rate on our remaining promissory note, partially offset by interest expense related to the Amended and Restated Repurchase Agreement during the three months ended March 31, 2026 compared to the 2025 period.
•Total expenses increased $19.0 million primarily due to increases in salaries, benefits, and related expenses as a result of higher compensation resulting from increased loan production, as well as increased headcount to support the Company’s investment in our technology initiatives, an increase in loan portfolio related expenses as a result of higher securitization expenses and increased loan production, and an increase in marketing and advertising expenses related to our investment in marketing for future volume growth.
•Other, net, increased $19.1 million primarily due to a $16.9 million gain on convertible notes resulting from changes in FOA’s stock price, as well as valuation changes in certain deferred purchase price liabilities.

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
See the Segment Results section below and Note 12 - Business Segment Reporting in the Notes to Condensed Consolidated Financial Statements for additional financial information about our segments.

Segment Results
Revenues and fees are directly attributed to their respective segments at the time services are performed. Revenues generated on inter-segment services performed are valued based on estimated market value. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the three months ended March 31, 2026 and 2025. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.

Retirement Solutions Segment
The following table presents our Retirement Solutions segment’s results (in thousands):

	Three months ended
	March 31,
	2026	2025
Net origination gains	$60,887	$46,038
Fee income	5,742	5,683
Total revenues	66,629	51,721
Total expenses	56,716	48,462
NET INCOME BEFORE INCOME TAXES	$9,913	$3,259

Key Metrics
The following table presents our Retirement Solutions segment’s key metrics (in thousands, except units):

	Three months ended
	March 31,
	2026	2025
Reverse mortgage loan origination volume
Loan origination volume(1)	$596,086	$560,678
Loan origination volume - tails(2)	226,468	236,520
Total loan origination volume	$822,554	$797,198
Reverse mortgage loan origination volume - units(1)	2,484	2,284

Reverse mortgage loan origination volume - by channel(1)
TPO	$379,638	$384,556
Retail	216,448	176,122
Total reverse mortgage loan origination volume	$596,086	$560,678
(1) Loan origination volume consists of initial reverse mortgage loan borrowing amounts.
(2) Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which are added to the balance of the reverse mortgage loans and which we are able to subsequently securitize.

Revenues
The following table presents the components of our Retirement Solutions segment’s total revenues (in thousands):

	Three months ended
	March 31,
	2026	2025
Net origination gains:
TPO	$54,030	$44,664
Retail	29,242	18,139
Acquisition costs	(22,385)	(16,765)
Total net origination gains	60,887	46,038
Fee income	5,742	5,683
Total revenues	$66,629	$51,721

For the three months ended March 31, 2026 versus the three months ended March 31, 2025
Total revenues increased $14.9 million or 28.8% as a result of the following:
•Net origination gains increased $14.8 million or 32.3% as a result of higher reverse mortgage loan origination volumes and higher margins. We originated $596.1 million of reverse mortgage loans for the three months ended March 31, 2026, an increase of 6.3%, compared to $560.7 million for the comparable 2025 period. During the three months ended March 31, 2026, the weighted average margin on reverse mortgage loan production was 10.2% compared to 8.2% in the 2025 period, an increase of 2.0%.

Expenses
The following table presents the components of our Retirement Solutions segment’s total expenses (in thousands):

	Three months ended
	March 31,
	2026	2025
Salaries	$16,583	$14,342
Commissions and bonuses	6,118	4,924
Other salary related expenses	3,012	2,586
Total salaries, benefits, and related expenses	25,713	21,852

Loan production expenses	1,934	1,526
Marketing and advertising expenses	13,339	10,730
Amortization and depreciation	9,409	9,330
General and administrative expenses	6,321	5,024
Total expenses	$56,716	$48,462

For the three months ended March 31, 2026 versus the three months ended March 31, 2025
Total expenses increased $8.3 million or 17.0% as a result of the following:
•Total salaries, benefits, and related expenses increased $3.9 million primarily due to higher compensation resulting from increased loan production.
•Marketing and advertising expenses increased $2.6 million related to our investment in marketing for future volume growth.

Portfolio Management Segment
The following table presents our Portfolio Management segment’s results (in thousands):

	Three months ended
	March 31,
	2026	2025
Portfolio interest income:
Interest income	$467,603	$480,602
Interest expense	(401,333)	(410,167)
Net portfolio interest income	66,270	70,435

Other income (expense):
Gains on securitization of HECM tails, net	11,667	10,481
Fair value changes from model amortization	(32,020)	(40,956)
Fair value changes from market inputs or model assumptions	19,924	88,263
Net fair value changes on loans and related obligations	(429)	57,788
Fee income	493	786
Net other income (expense)	64	58,574
Total revenues	66,334	129,009
Total expenses	29,947	23,731
NET INCOME BEFORE INCOME TAXES	$36,387	$105,278

The following table presents the assets and liabilities in our Portfolio Management segment (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$41,620	$33,028
Restricted cash	268,691	234,885
Loans held for investment, subject to HMBS related obligations, at fair value	19,321,265	19,135,403
Loans held for investment, subject to nonrecourse debt, at fair value	10,769,209	10,026,177
Loans held for investment, at fair value	454,245	870,081
Other assets, net	196,661	158,944
Total earning assets	31,051,691	30,458,518

HMBS related obligations, at fair value	19,087,650	18,912,226
Nonrecourse debt, at fair value	10,450,834	9,736,493
Other financing lines of credit	899,338	1,187,699
Payables and other liabilities	16,238	55,524
Total financing of portfolio	30,454,060	29,891,942

Net carrying value of earning assets	$597,631	$566,576

Key Metrics
The following tables present our Portfolio Management segment’s key metrics (dollars in thousands):

	March 31, 2026	December 31, 2025
Reverse Mortgage Loans
Active unpaid principal balance (“UPB”)	$28,120,558	$27,833,679
Due and payable	623,458	516,618
Foreclosure	549,845	559,300
Claims pending	102,233	98,477
Ending UPB	$29,396,094	$29,008,074
Loan count	88,413	88,493
Average UPB	$332	$328
Weighted average coupon	6.64%	6.71%
Weighted average age (in months)	52	50
Percentage of UPB in foreclosure	1.9%	1.9%

	Three months ended
	March 31,
	2026	2025
Capital Markets Transactions
Number of securitizations	3	1
Notes issued	$1,727,981	$876,692

Revenues
The following table presents the components of our Portfolio Management segment’s total revenues (in thousands):

	Three months ended
	March 31,
	2026	2025
Portfolio interest income:
Interest income	$467,603	$480,602
Interest expense	(401,333)	(410,167)
Net portfolio interest income	66,270	70,435

Other income (expense):
Gains on securitization of HECM tails, net	11,667	10,481
Fair value changes from model amortization	(32,020)	(40,956)
Fair value changes from market inputs or model assumptions	19,924	88,263
Net fair value changes on loans and related obligations	(429)	57,788
Fee income	493	786
Net other income (expense)	64	58,574
Total revenues	$66,334	$129,009
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
The following table presents the components of net portfolio interest income (in thousands):

	Three months ended
	March 31,
	2026	2025
Interest income:
Interest income on mortgage loans	$461,487	$477,602
Other interest income	6,116	3,000
Total portfolio interest income	467,603	480,602
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(378,416)	(392,903)
Interest expense on other financing lines of credit	(22,917)	(17,264)
Total portfolio interest expense	(401,333)	(410,167)
Net portfolio interest income	$66,270	$70,435
(1) Interest expense on HMBS and nonrecourse obligations includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.

For the three months ended March 31, 2026 versus the three months ended March 31, 2025
Total revenues decreased $62.7 million as a result of the following:
•Fair value changes from market inputs or model assumptions decreased $68.3 million primarily due to net changes in interest rates, yields, home price appreciation, and other inputs, which generated lower net fair value gains during the three months ended March 31, 2026 compared to the 2025 period. Refer to Note 5 -

Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Net portfolio interest income decreased $4.2 million due to a higher cost of funds within our securitized financing portfolio, which was partially offset by increased gains on extinguishment of debt related to the purchases of securities that were previously issued by consolidated trusts. Fair value changes from model amortization improved $8.9 million primarily due to higher accreted yield on the Company’s residual interests during the three months ended March 31, 2026 compared to the 2025 period.

Expenses
The following table presents the components of our Portfolio Management segment’s total expenses (in thousands):

	Three months ended
	March 31,
	2026	2025
Salaries	$3,244	$2,806
Commissions and bonuses	485	442
Other salary related expenses	569	384
Total salaries, benefits, and related expenses	4,298	3,632

Loan portfolio related expenses	15,732	9,804
Loan servicing expenses	7,446	7,741
Amortization and depreciation	5	18
General and administrative expenses	2,466	2,536
Total expenses	$29,947	$23,731

For the three months ended March 31, 2026 versus the three months ended March 31, 2025
Total expenses increased $6.2 million or 26.2% as a result of the following:
•Loan portfolio related expenses increased $5.9 million due to higher securitization expenses during the three months ended March 31, 2026 compared to the 2025 period. We issued $1.7 billion of notes during the three months ended March 31, 2026 compared to $877 million for the 2025 period.

Corporate and Other
Corporate and Other consists of our corporate services groups, as well as certain inter-segment revenues and expenses that are eliminated in the condensed consolidated financial statements. These groups support our operating segments, and the cost of services directly supporting the operating segments are allocated to those operating segments on a cost-of-service basis. Enterprise-focused Corporate and Other expenses that are not incurred in direct support of the operating segments are kept unallocated within Corporate and Other.
The following table presents Corporate and Other results (in thousands):

	Three months ended
	March 31,
	2026	2025
Fee income	$(123)	$(123)
Non-funding interest expense, net	(12,698)	(14,912)
Total revenues	(12,821)	(15,035)
Total expenses	18,703	14,176
Other, net	21,481	2,367
NET LOSS BEFORE INCOME TAXES	$(10,043)	$(26,844)

The following table presents the components of Corporate and Other total expenses (in thousands):

	Three months ended
	March 31,
	2026	2025
Salaries and bonuses	$17,459	$12,772
Other salary related expenses	3,261	2,130
Shared services - payroll allocations	(8,127)	(6,456)
Total salaries, benefits, and related expenses	12,593	8,446

Marketing and advertising expenses	—	1
Amortization and depreciation	438	310

Communications and data processing and other expenses	5,083	5,522
Professional and consulting fees	3,902	3,233
Shared services - general and administrative allocations	(3,313)	(3,336)
Total general and administrative expenses	5,672	5,419

Total expenses	$18,703	$14,176

For the three months ended March 31, 2026 versus the three months ended March 31, 2025
Total revenues improved $2.2 million as a result of the following:
•Non-funding interest expense, net, decreased $2.2 million during the three months ended March 31, 2026 compared to the 2025 period primarily due to lower outstanding balances on our working capital promissory notes and senior notes and a lower interest rate on our remaining promissory note, partially offset by interest expense related to the Amended and Restated Repurchase Agreement during the three months ended March 31, 2026 compared to the 2025 period.
Total expenses increased $4.5 million or 31.9% as a result of the following:
•Salaries, benefits, and related expenses, net of shared services allocations, increased $4.1 million for the three months ended March 31, 2026 when compared to the 2025 period primarily due to increased headcount to support the Company’s investment in our technology initiatives.
Other, net, increased $19.1 million primarily due to a $16.9 million gain on convertible notes resulting from changes in FOA’s stock price, as well as valuation changes in certain deferred purchase price liabilities.

Non-GAAP Financial Measures
The Company’s management evaluates performance of the Company through the use of certain financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including adjusted net income, adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted earnings per share, tangible equity, and tangible equity per share.
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
These non-GAAP financial measures should not be considered as an alternative to net income, operating cash flows, or any other performance measures determined in accordance with U.S. GAAP. Adjusted net income, adjusted EBITDA, adjusted earnings per share, tangible equity, and tangible equity per share have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations of these metrics are: (i) cash expenditures for future contractual commitments; (ii) cash requirements for working capital needs; (iii) cash requirements for certain tax payments; and (iv) all non-cash income/expense items.
Because of these limitations, adjusted net income, adjusted EBITDA, adjusted earnings per share, tangible equity, and tangible equity per share should not be considered as measures of discretionary cash available to us to invest in the growth of our business or distribute to shareholders. We compensate for these limitations by relying primarily on our U.S. GAAP results and using our non-GAAP financial measures only as a supplement. Users of our condensed consolidated financial statements are cautioned not to place undue reliance on our non-GAAP financial measures.
Adjusted Net Income
We define adjusted net income as net income from continuing operations adjusted for:
1.Income taxes
2.Changes in fair value of loans, retained bonds, and related obligations due to market inputs or model assumptions, deferred purchase price liabilities, and convertible promissory notes (the “Convertible Notes”), and amortization of the discount on senior notes resulting from the fair value measurement at issuance.
3.Amortization of intangible assets.
4.Equity-based compensation.
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
Adjusted EBITDA
We define adjusted EBITDA as net income from continuing operations adjusted for:
1.Income taxes
2.Changes in fair value of loans, retained bonds, and related obligations due to market inputs or model assumptions, deferred purchase price liabilities, and Convertible Notes, and amortization of the discount on senior notes resulting from the fair value measurement at issuance.
3.Amortization of intangible assets.
4.Equity-based compensation.
5.Certain non-recurring costs and adjustments that management believes should be excluded as these do not relate to a recurring part of the core business operations. These items include amounts recognized for settlement of legal and regulatory matters, acquisition or divestiture-related expenses, and other one-time charges.
6.Depreciation
7.Interest expense on non-funding debt, excluding amortization of the discount on senior notes resulting from the fair value measurement at issuance.

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
Adjusted Earnings Per Share
We define adjusted earnings per share as adjusted net income (defined above) plus interest expense on the exchangeable senior secured notes (the “Exchangeable Secured Notes”), net of a tax effect, if dilutive for adjusted earnings per share, divided by the weighted average shares outstanding, which includes outstanding Class A Common Stock plus the Class A LLC Units owned by the noncontrolling interest on an if-converted basis, the exchange of the Exchangeable Secured Notes on an if-converted basis if they are dilutive for adjusted earnings per share, the conversion of the Convertible Notes on an if-converted basis, the conversion of the preferred stock on an if-converted basis, and any shares under the treasury stock method.
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
Tangible Equity Per Share
We define tangible equity per share as tangible equity (defined above) divided by the adjusted Class A Common Stock outstanding, which is equal to the sum of shares of Class A Common Stock outstanding at quarter end, Class A LLC Units if-converted to Class A Common Stock at quarter end, and Preferred Stock if-converted to Class A Common Stock at quarter end. Management uses this metric to evaluate the Company’s total capital strength exclusive of intangible assets. We believe this measure is useful to analysts, investors, and creditors as it provides additional insight into the underlying equity position of the business. Tangible equity per share is not a presentation made in accordance with U.S. GAAP, and our definition and use of this measure may vary from other companies in our industry.
Tangible equity per share provides visibility to the total underlying capital position by excluding the impact of certain items that management does not believe are representative of our core equity base. Tangible equity per share may also include other adjustments, as applicable, based upon facts and circumstances, consistent with our intent of providing a supplemental means of evaluating our financial strength.

Reconciliation to GAAP
The following table presents a reconciliation of net income from continuing operations to adjusted net income and adjusted EBITDA, as well as adjusted earnings per share, tangible equity, and tangible equity per share (in thousands, except for share data):

	Three months ended
	March 31,
	2026	2025
Reconciliation of net income from continuing operations to adjusted net income and adjusted EBITDA
Net income from continuing operations	$35,164	$79,750
Add back: Provision for income taxes	(1,093)	(1,943)
Net income from continuing operations before income taxes	36,257	81,693
Adjustments for:
Changes in fair value(1)	(15,049)	(75,810)
Amortization of intangible assets	9,297	9,297
Equity-based compensation	3,424	2,157
Certain non-recurring costs	1,197	207
Adjusted net income before income taxes	35,126	17,544
Provision for income taxes	(9,240)	(4,614)
Adjusted net income	25,886	12,930
Provision for income taxes	9,240	4,614
Depreciation	555	361
Interest expense on non-funding debt	8,351	11,062
Adjusted EBITDA	$44,032	$28,967

GAAP PER SHARE MEASURES
Net income from continuing operations attributable to holders of Class A Common Stock	$16,382	$32,237
Basic weighted average shares outstanding	8,500,966	10,177,266
Basic earnings per share from continuing operations	$1.93	$3.17
If-converted method net income from continuing operations	$16,930	$77,236
Diluted weighted average shares outstanding	19,237,695	30,167,024
Diluted earnings per share from continuing operations	$0.88	$2.56

NON-GAAP PER SHARE MEASURES
Adjusted net income	$25,886	$12,930
Exchangeable Secured Notes interest expense(2)	2,674	2,609
Total	$28,560	$15,539
Weighted average shares outstanding	26,004,194	30,167,024
Adjusted earnings per share	$1.10	$0.52

	March 31, 2026	December 31, 2025
Total equity	$438,114	$395,627
Less: Intangible assets, net	170,318	179,615
Tangible equity	$267,796	$216,012
Class A Common Stock outstanding	8,551,931	7,899,344
Class A LLC Units (if-converted to Class A Common Stock)	8,088,934	8,381,821
Preferred Stock (if-converted to Class A Common Stock)	1,428,571	1,428,571
Adjusted Class A Common Stock outstanding	18,069,436	17,709,736
Tangible equity per share	$14.82	$12.20
(1) Changes in fair value - The adjustment for changes in fair value includes changes in fair value of loans, retained bonds, and related obligations due to market inputs or model assumptions, deferred purchase price liabilities, and Convertible Notes, and amortization of the discount on senior notes resulting from the fair value measurement at issuance.
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
Change in fair value of deferred purchase price liabilities - We were obligated to pay contingent consideration to sellers of acquired businesses based on future performance of acquired businesses, as well as realization of tax benefits from certain exchanges of Class A LLC Units into Class A Common Stock (the “TRA obligation”). The change in fair value of deferred purchase price liabilities represents gains or losses as a result of changes in various assumptions, including future performance, FOA stock price, timing and realization of tax benefits, and discount rates.
Change in fair value of Convertible Notes - We elected to account for the Convertible Notes at fair value under the fair value option. The change in fair value of Convertible Notes represents gains or losses as a result of changes in FOA stock price compared to the conversion price of the notes.

Amortization of the discount on senior notes - The senior secured notes (the “Senior Secured Notes”) and Exchangeable Secured Notes (collectively, the “Secured Notes”) were initially measured at fair value upon issuance. This adjustment represents the amortization of the discount resulting from the initial fair value measurement of the Secured Notes.
(2) Exchangeable Secured Notes interest expense - This adjustment represents interest expense on our Exchangeable Secured Notes, excluding the amortization of the discount on the Exchangeable Secured Notes. The adjustment is presented net of the related income tax benefit, calculated using our effective combined federal and state corporate tax rate, if dilutive for adjusted earnings per share.

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
Sources and Uses of Cash
Our primary sources of funds include: (i) proceeds from the sale or securitization of loans; (ii) payments received on our outstanding participating interests in loans; and (iii) advances on warehouse facilities, other secured borrowings, our various notes, and other financing transactions.
Our primary uses of funds include: (i) loan originations; (ii) funding of borrower advances and draws on outstanding loans; (iii) payment of operating expenses; and (iv) the repayment, repurchase, or redemption of outstanding indebtedness.
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

Cash Flows
The following table presents amounts from our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three months ended
	March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(130,862)	$(92,082)
Investing activities	95,095	45,475
Financing activities	87,727	(3,500)
Effect of exchange rate changes on cash and cash equivalents	—	(9)
Net increase (decrease) in cash and cash equivalents and restricted cash	$51,960	$(50,116)
Net increase in cash and cash equivalents	$18,153	$4,633
Net increase (decrease) in restricted cash	33,807	(54,749)
Our cash and cash equivalents and restricted cash increased by $52.0 million for the three months ended March 31, 2026 compared to a decrease of $50.1 million during the comparable period in 2025. Our cash and cash equivalents, excluding restricted cash, increased $18.2 million for the three months ended March 31, 2026 compared to an increase of $4.6 million during the comparable period in 2025.
Operating Cash Flow
Cash flows from operating activities decreased by $38.8 million for the three months ended March 31, 2026 compared to the corresponding 2025 period, which was primarily attributable to an increase in cash used for originations of loans held for sale, net of proceeds on sale.
Investing Cash Flow
The increase of $49.6 million in cash flows from our investing activities during the three months ended March 31, 2026 compared to the 2025 period was primarily attributable to a $55.8 million increase in proceeds/payments on loans held for investment, subject to nonrecourse debt, net of cash used for purchases and originations. This was partially offset by a $7.2 million decrease in proceeds/payments on loans held for investment, net of cash used for purchases and originations.
Financing Cash Flow
The increase of $91.2 million in cash flows from our financing activities during the three months ended March 31, 2026 compared to the 2025 period was primarily driven by a $516.0 million increase in proceeds on nonrecourse debt, net of payments. This was partially offset by a $379.0 million increase in payments on other financing lines of credit, net of proceeds, $41.6 million of cash used for the repurchase of Class A Common Stock and Class A LLC Units, a $2.1 million increase in payments on HMBS related obligations, net of proceeds, and $1.1 million of cash used for dividends paid on the Preferred Stock.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. These covenants are measured at FAH or FAR. The Company was in compliance with the financial covenants as of March 31, 2026. Refer to Note 8 - Other Financing Lines of Credit in the Notes to Condensed Consolidated Financial Statements for additional information.
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
As of March 31, 2026, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. FAR’s actual ratio of adjusted net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations do not meet the requirements of sale accounting and are not derecognized upon date of transfer. As a result, the Company accounts for HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations as secured borrowings and continues to recognize the loans as held for investment, subject to HMBS related obligations or nonrecourse debt, along with the corresponding liability for the HMBS related obligations or nonrecourse debt. Based on this, FAR requested and received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of March 31, 2026, FAR was in compliance with applicable requirements.
Refer to Note 13 - Liquidity and Capital Requirements in the Notes to Condensed Consolidated Financial Statements for additional information.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of March 31, 2026, our total debt obligations were $30.8 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
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
As of March 31, 2026, we had HMBS related obligations of $19.1 billion and HECM loans pledged as collateral to the pools of $19.3 billion, both recorded at fair value.
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
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program, which include non-agency reverse mortgage loans and HECM buyouts. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings, with the loan assets and liabilities included in the Condensed Consolidated Statements of Financial Condition as Loans held for investment, subject to nonrecourse debt, at fair value, and Nonrecourse debt, at fair value, respectively. As of March 31, 2026, we had nonrecourse debt-related borrowings of $10.5 billion and loans held for investment pledged as collateral for the nonrecourse debt of $10.8 billion, both recorded at fair value.
Refer to Note 7 - Nonrecourse Debt, at Fair Value, in the Notes to Condensed Consolidated Financial Statements for additional information.
Other Financing Lines of Credit
Reverse Mortgage Warehouse Facilities
As of March 31, 2026, we had $1.1 billion in warehouse lines of credit capacity collateralized by first and second lien mortgages, with a $415.6 million aggregate principal amount drawn through nine funding facility arrangements with eight active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans, or as loan and security agreements under which eligible loans are pledged to the lender as collateral. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we are generally required to transfer and/or pledge eligible mortgage loans to the lender and comply with various financial and other covenants. The facilities generally have one-year maturity terms. Borrowings under these facilities are typically advanced at rates below the principal balance of the underlying loans (the “haircut”), which serves as the primary credit enhancement for the lender. Since the advances to us are generally for less than 100% of the principal balance of the mortgage loans, we are required to use working capital to fund the remaining portion of the principal balance of the loans. Upon expiration, management believes it will either renew its existing facilities or obtain sufficient additional lines of credit. The interest rate on all outstanding facilities is the Secured Overnight Financing Rate, plus applicable margin.
The following table presents additional information about our warehouse facilities as of March 31, 2026 (in thousands):

Reverse Warehouse Facilities	Maturity Date	Total Capacity	Outstanding Balance
Committed	June 2026 - October 2026	$450,000	$234,018
Uncommitted	June 2026 - December 2026	640,000	181,539
Total reverse warehouse facilities		$1,090,000	$415,557
With respect to each of our warehouse facilities, we pay certain up-front and/or ongoing fees which can be based on our utilization of the facility. In certain instances, loans held by a lender beyond a contractual period, which generally ranges from 45 to 60 days from the date of origination, are subject to additional fees and increased interest rates.
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
Other Secured Lines of Credit
As of March 31, 2026, we collectively had $531.4 million in additional secured facilities with $483.8 million aggregate principal amount drawn through credit agreements or master repurchase agreements with six funding facility arrangements and five active lenders. These facilities are secured by, among other things, eligible asset-backed securities, HECM mortgage servicing rights (“MSR”), and unsecuritized tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we are generally required to transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under the facilities, we generally transfer the assets at a haircut, which serves as the primary credit enhancement for the lender.
The following table presents additional information about our other secured lines of credit as of March 31, 2026 (in thousands):

Other Secured Lines of Credit	Maturity Date	Total Capacity	Outstanding Balance
Committed	Various(1)	$471,358	$454,182
Uncommitted	October 2026 - March 2027	60,000	29,599
Total other secured lines of credit		$531,358	$483,781
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
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with all financial covenants as of March 31, 2026.
Refer to Note 8 - Other Financing Lines of Credit in the Notes to Condensed Consolidated Financial Statements for additional information.
Notes Payable
The following table presents the principal amount and other information related to our notes payable as of March 31, 2026 (dollars in thousands):

Description	Maturity Date	Interest Rate	Principal Amount
Senior Secured Notes	November 2026(1)	8.875%(1)	$150,754
Exchangeable Secured Notes	November 2029	10.000%	146,793
Convertible Notes	August 2028	0.000%	40,000
LFH Promissory Note	August 2026	10.000%	20,000
Total principal amount of notes payable			$357,547
(1) As discussed in the Senior Secured Notes section below, the Company may extend a portion of the principal amount to the extended maturity date of November 30, 2027.
Senior Secured Notes
FOAF is required to repay an aggregate principal amount of $60 million of the Senior Secured Notes on November 30, 2026 (the “Scheduled Maturity Date”). FOAF may extend the maturity date of the remaining principal amount to November 30, 2027 (the “Extended Maturity Date”). The Senior Secured Notes bear interest at a rate of 8.875% per annum through the Scheduled Maturity Date. If FOAF elects to extend the maturity date, the remaining principal amount will bear interest at a rate of 9.875% per annum from the Scheduled Maturity Date through the Extended Maturity Date. Interest is payable semi-annually in arrears on May 30 and November 30 of each year.
Exchangeable Secured Notes
The Exchangeable Secured Notes will mature on November 30, 2029 and bear interest at a rate of 10.000% per annum, payable semi-annually in arrears on May 30 and November 30 of each year. The Exchangeable Secured Notes are exchangeable into shares of the Company’s Class A Common Stock. The exchange rate is initially 36.36364 shares of Class A Common Stock per $1,000 principal amount of Exchangeable Secured Notes, which is equivalent to an initial exchange price of $27.50 per share of Class A Common Stock. Holders of the Exchangeable Secured Notes have the right to exchange all or any portion of their Exchangeable Secured Notes at their option, at any time prior to the close of business on the second scheduled trading day immediately preceding November 30, 2029. The Exchangeable Secured Notes will not be redeemable at FOAF’s option at any time, except in certain limited circumstances.
Convertible Notes
The Convertible Notes mature on August 4, 2028, have a 0% coupon rate, and are convertible, in whole or in part, at the option of the Company or the holder, into shares of Class A Common Stock at a conversion price of $18.00 per share through August 4, 2026 and $19.00 per share thereafter, in each case, subject to customary adjustments. If neither the Company nor the holder elects to convert the Convertible Notes, the $40 million principal amount will be payable at maturity.
LFH Promissory Note
FAR has an unsecured revolving working capital promissory note with Libman Family Holdings, LLC (the “LFH Promissory Note”), an affiliate of the Company, which provides for an uncommitted revolving facility of up to $20.0 million. The LFH Promissory Note accrues interest monthly at a rate of 10% per annum and matures on August 4, 2026.
As of March 31, 2026, the Company was in compliance with all required covenants of our notes payable.

Refer to Note 14 - Related Party Transactions in the Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments
The following table presents our contractual obligations as of March 31, 2026 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Nonrecourse debt	$10,728,087	$2,737,187	$2,569,251	$2,137,742	$3,283,907
Warehouse lines of credit	415,557	415,557	—	—	—
Other secured lines of credit	483,781	29,599	62,824	—	391,358
Notes payable(1)	357,547	170,754	40,000	146,793	—
Operating leases	31,103	5,371	8,374	6,716	10,642
Total	$12,016,075	$3,358,468	$2,680,449	$2,291,251	$3,685,907
(1) Amounts represent principal balances and exclude unamortized debt discount and issuance costs, as well as fair value adjustments related to the Convertible Notes. The Company may extend a portion of the $150.8 million principal balance of the Senior Secured Notes to November 30, 2027.
In addition to the contractual obligations above, we have also been involved in securitizations of HECM loans that were structured as secured borrowings. These structures resulted in us recording the securitized loans in the Condensed Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS related obligations. The timing of the principal payments on this nonrecourse debt depends on the payments received on the underlying mortgage loans and the liquidation of real estate owned properties. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $18.1 billion as of March 31, 2026.
The Company’s TRA obligation will require payments to be made that may be significant and are not reflected in the contractual obligations table above.
We are also required to fund borrower draws on certain loans. These unfunded commitments are not included in the table above. Refer to Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for additional information.

Critical Accounting Estimates
For a description of our critical accounting estimates, see the 2025 Form 10-K filed with the SEC on March 13, 2026.

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
The following table presents the estimated change in the fair value of our significant assets and liabilities sensitive to interest rates as of March 31, 2026 (in thousands):

	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Loans held for investment, subject to HMBS related obligations	$32,017	$(31,842)
Loans held for investment, subject to nonrecourse debt	165,663	(161,625)
Loans held for investment	3,895	(3,809)
Total assets	$201,575	$(197,276)

Increase (decrease) in liabilities
HMBS related obligations	$28,572	$(28,313)
Nonrecourse debt	95,938	(115,608)
Total liabilities	$124,510	$(143,921)

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 9 - Litigation in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and such information is incorporated by reference into this Item 1.

Item 1A. Risk Factors
In addition to the other information included in this Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” included in the 2025 Form 10-K, as well as the factors identified under “Forward-Looking Statements” prior to the beginning of Part I, Item 1 of this Form 10-Q and the items identified in “Other Recent Events” within Part I, Item 2 of this Form 10-Q and as may be updated in subsequent filings with the SEC, which could materially affect the Company’s business, financial condition, or future results. The risks described in the 2025 Form 10-K and this Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On February 27, 2026, pursuant to the Amended and Restated Repurchase Agreement, the Company repurchased shares of Class A Common Stock, Class B Common Stock, Class A LLC Units, and Earnout Rights. Refer to Note 14 - Related Party Transactions in the Notes to Condensed Consolidated Financial Statements for additional information.

Period	Number of Shares and Units Repurchased	Average Repurchase Price per Share or Unit	Number of Shares and Units Repurchased Under the Publicly Announced Repurchase Agreement	Maximum Number of Shares and Units Yet to Be Repurchased Under the Repurchase Agreement
1/1/2026 to 1/31/2026	—	$—	—	4,014,908
2/1/2026 to 2/28/2026	4,014,908	10.00(1)	4,014,908	—
3/1/2026 to 3/31/2026	—	—	—	—
Total	4,014,908		4,014,908
(1) Does not reflect interest paid as part of total consideration pursuant to the Amended and Restated Repurchase Agreement.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans
During the quarter ended March 31, 2026, none of our directors or Section 16 officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Finance of America Companies Inc.
Date:	May 11, 2026	By:	/s/ Matthew A. Engel
Matthew A. Engel
Chief Financial Officer
(Principal Financial Officer)