Form 10-Q
period 2026-06-30
Finance of America Companies Inc.
filed 2026-08-07
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 6, 2026, 9,217,956 shares of the registrant’s Class A Common Stock, par value $0.0001, and 8,088,934 shares of the registrant’s Class B Common Stock, par value $0.0001, were outstanding.

Finance of America Companies Inc. Quarterly Report on Form 10-Q Table of Contents

Forward-Looking Statements
References to “we,” “us,” “our,” “FOA,” or the “Company” herein mean Finance of America Companies Inc. and its consolidated subsidiaries.
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Form 10-Q”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the United States of America (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the control of the Company. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “budgets,” “forecasts,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including those risks described below. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of the Form 10-Q. Results for any specified quarter are not necessarily indicative of the results that may be expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. In addition to the other information in the Form 10-Q, the following risk factors should be considered carefully in evaluating the Company and our business:
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
•our Class A Common Stock (the “Class A Common Stock”) price may fluctuate or decline and our Class A Common Stock trading history has been characterized by low trading volume, which may result in an inability to sell your shares at a desired price, if at all; and
•our future issuances of additional securities may have a dilutive impact on stockholders.

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

PART I - Financial Information Item 1. Financial Statements
Finance of America Companies Inc. Condensed Consolidated Statements of Financial Condition (in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$85,278	$89,503
Restricted cash	255,187	235,143
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related obligations, at fair value	25,044,536	19,135,403
Loans held for investment, subject to nonrecourse debt, at fair value	10,928,261	10,026,177
Loans held for investment, at fair value	516,892	870,081
Intangible assets, net	161,020	179,615
Other assets, net (includes $188,635 and $76,146 at fair value)	325,589	197,376
TOTAL ASSETS	$37,316,763	$30,733,298

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$24,717,687	$18,912,226
Nonrecourse debt, at fair value	10,641,380	9,736,493
Other financing lines of credit	1,054,766	1,187,699
Notes payable (includes $61,156 and $53,800 at fair value, and includes $87,126 due to a related party as of both June 30, 2026 and December 31, 2025)	347,029	329,929
Payables and other liabilities (includes $4,221 and $12,547 at fair value)	149,196	130,729
Repurchase agreement obligation, at fair value	—	40,595
TOTAL LIABILITIES	36,910,058	30,337,671
Commitments and Contingencies (Note 11)
EQUITY
Preferred Stock, $0.0001 par value; 600,000,000 shares authorized; 50,000 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.0001 par value; 6,000,000,000 shares authorized; 9,362,420 and 9,921,336 shares issued, and 8,936,570 and 7,899,344 shares outstanding	1	1
Class B Common Stock, $0.0001 par value; 1,000,000 shares authorized; 12 and 14 shares issued, and 12 shares outstanding as of both June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	981,042	977,816
Accumulated deficit	(634,101)	(653,660)
Accumulated other comprehensive loss	(285)	(285)
Noncontrolling interest	60,048	71,755
TOTAL EQUITY	406,705	395,627
TOTAL LIABILITIES AND EQUITY	$37,316,763	$30,733,298

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

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Restricted cash	$247,429	$227,489
Loans held for investment, subject to nonrecourse debt, at fair value	10,928,261	9,630,812
Loans held for investment, at fair value	105,764	432,724
Other assets, net (includes $89,264 and $11,838 at fair value)	130,296	80,738
TOTAL ASSETS	$11,411,750	$10,371,763

LIABILITIES
Nonrecourse debt, at fair value	$10,641,380	$9,359,493
Other financing lines of credit	138,295	313,699
Payables and other liabilities	1,779	3,784
TOTAL LIABILITIES	$10,781,454	$9,676,976

NET CARRYING VALUE OF ASSETS IN VIEs	$630,296	$694,787

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
PORTFOLIO INTEREST INCOME
Interest income	$490,075	$481,800	$957,678	$962,402
Interest expense	(435,160)	(422,336)	(836,493)	(832,503)
NET PORTFOLIO INTEREST INCOME	54,915	59,464	121,185	129,899

OTHER INCOME (EXPENSE)
Net origination gains	66,576	56,058	127,463	102,096
Gains on securitization of home equity conversion mortgage (“HECM”) tails, net	13,620	10,855	25,287	21,336
Fair value changes from model amortization	(36,199)	(35,456)	(68,219)	(76,412)
Fair value changes from market inputs or model assumptions	(31,543)	94,939	(11,619)	183,202
Net fair value changes on loans and related obligations	12,454	126,396	72,912	230,222
Fee income	7,454	6,739	13,566	13,085
Non-funding interest expense, net	(12,342)	(15,223)	(25,040)	(30,135)
NET OTHER INCOME (EXPENSE)	7,566	117,912	61,438	213,172

TOTAL REVENUES	62,481	177,376	182,623	343,071

EXPENSES
Salaries, benefits, and related expenses	42,267	36,974	84,871	70,904
Loan production and portfolio related expenses	15,034	9,462	32,700	20,792
Loan servicing expenses	7,743	7,525	15,189	15,266
Marketing and advertising expenses	17,214	12,265	30,553	22,996
Amortization and depreciation	9,929	9,654	19,781	19,312
General and administrative expenses	13,902	13,180	28,361	26,159
TOTAL EXPENSES	106,089	89,060	211,455	175,429
OTHER, NET	(27,448)	(6,361)	(5,967)	(3,994)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(71,056)	81,955	(34,799)	163,648
Provision (benefit) for income taxes from continuing operations	(42,204)	2,132	(41,111)	4,075
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(28,852)	79,823	6,312	159,573
NET LOSS FROM DISCONTINUED OPERATIONS	—	—	—	(4,750)
NET INCOME (LOSS)	(28,852)	79,823	6,312	154,823
Net income (loss) from continuing operations attributable to noncontrolling interest	(30,904)	44,900	(13,247)	92,413
Net loss from discontinued operations attributable to noncontrolling interest	—	—	—	(2,722)
NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	2,052	34,923	19,559	67,160
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	—	—	—	(2,028)
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	2,052	34,923	19,559	65,132
Preferred Stock dividends	1,125	—	2,250	—
NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO HOLDERS OF CLASS A COMMON STOCK	$927	$34,923	$17,309	$67,160

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
EARNINGS PER SHARE (Note 16)
Basic weighted average shares outstanding	8,911,666	11,041,337	8,707,450	10,611,689
Basic earnings per share from continuing operations	$0.10	$3.16	$1.99	$6.33
Basic earnings per share	$0.10	$3.16	$1.99	$6.14
Diluted weighted average shares outstanding	17,000,600	30,137,247	22,499,174	30,152,054
Diluted earnings (loss) per share from continuing operations	$(1.28)	$2.13	$0.41	$4.69
Diluted earnings (loss) per share	$(1.28)	$2.13	$0.41	$4.56

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$(28,852)	$79,823	$6,312	$154,823
COMPREHENSIVE INCOME (LOSS) ITEM:
Impact of foreign currency translation adjustment	—	2	—	(7)
TOTAL COMPREHENSIVE INCOME (LOSS)	(28,852)	79,825	6,312	154,816
Less: Comprehensive income (loss) attributable to noncontrolling interest	(30,904)	44,901	(13,247)	89,687
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$2,052	$34,924	$19,559	$65,129

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

			Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Preferred Stock		Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at March 31, 2026	50,000	$—	8,551,931	$1	12	$—	$984,134	$(636,153)	$(285)	8,088,934	$90,417	$438,114
Net income (loss)	—	—	—	—	—	—	—	2,052	—	—	(30,904)	(28,852)
Equity-based compensation, net	—	—	—	—	—	—	2,827	—	—	—	535	3,362
Conversion of Class A LLC Units for Class A Common Stock pursuant to the Exchange Agreement	—	—	—	—	—	—	(1,291)	—	—	—	—	(1,291)
Settlement of restricted stock units (“RSUs”)	—	—	595,691	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	—	—	(211,052)	—	—	—	(3,503)	—	—	—	—	(3,503)
Dividends declared on Preferred Stock	—	—	—	—	—	—	(1,125)	—	—	—	—	(1,125)
Balance at June 30, 2026	50,000	$—	8,936,570	$1	12	$—	$981,042	$(634,101)	$(285)	8,088,934	$60,048	$406,705

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at March 31, 2025	10,711,674	$1	14	$—	$961,044	$(668,686)	$(285)	13,219,379	$102,812	$394,886
Net income	—	—	—	—	—	34,923	—	—	44,900	79,823
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(205)	(205)
Equity-based compensation, net	—	—	—	—	1,990	—	—	—	657	2,647
Conversion of Class A LLC Units for Class A Common Stock pursuant to the Exchange Agreement	25	—	—	—	—	—	—	(25)	—	—
Settlement of RSUs	540,275	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(175,336)	—	—	—	(3,728)	—	—	—	—	(3,728)
Foreign currency translation adjustment	—	—	—	—	—	—	2	—	—	2
Balance at June 30, 2025	11,076,638	$1	14	$—	$959,306	$(633,763)	$(283)	13,219,354	$148,164	$473,425

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

			Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Preferred Stock		Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at December 31, 2025	50,000	$—	7,899,344	$1	12	$—	$977,816	$(653,660)	$(285)	8,381,821	$71,755	$395,627
Net income (loss)	—	—	—	—	—	—	—	19,559	—	—	(13,247)	6,312
Equity-based compensation, net	—	—	—	—	—	—	5,594	—	—	—	1,192	6,786
Conversion of Class A LLC Units for Class A Common Stock pursuant to the Exchange Agreement	—	—	650,000	—	—	—	4,273	—	—	(650,000)	(5,564)	(1,291)
Settlement of RSUs	—	—	599,760	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	—	—	(212,534)	—	—	—	(3,539)	—	—	—	—	(3,539)
Issuance of Class A LLC Units	—	—	—	—	—	—	—	—	—	357,113	5,912	5,912
Repurchase agreement transaction costs (Note 15 - Related Party Transactions)	—	—	—	—	—	—	(852)	—	—	—	—	(852)
Dividends declared on Preferred Stock	—	—	—	—	—	—	(2,250)	—	—	—	—	(2,250)
Balance at June 30, 2026	50,000	$—	8,936,570	$1	12	$—	$981,042	$(634,101)	$(285)	8,088,934	$60,048	$406,705

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at December 31, 2024	9,934,449	$1	15	$—	$954,469	$(698,895)	$(276)	13,891,768	$60,365	$315,664
Net income	—	—	—	—	—	65,132	—	—	89,691	154,823
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(288)	(288)
Equity-based compensation, net	—	—	—	—	3,490	—	—	—	1,314	4,804
Conversion of Class A LLC Units for Class A Common Stock pursuant to the Exchange Agreement	775,025	—	—	—	5,114	—	—	(775,025)	(5,114)	—
Settlement of RSUs	543,900	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(176,736)	—	—	—	(3,767)	—	—	—	—	(3,767)
Issuance of Class A LLC Units	—	—	—	—	—	—	—	102,611	2,196	2,196
Class B share retirement	—	—	(1)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(7)	—	—	(7)
Balance at June 30, 2025	11,076,638	$1	14	$—	$959,306	$(633,763)	$(283)	13,219,354	$148,164	$473,425

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Six months ended
	June 30,
	2026	2025
Operating Activities
Net income	$6,312	$154,823
Adjustments to reconcile net income to net cash used in operating activities	(320,437)	(343,378)
Net cash used in operating activities	(314,125)	(188,555)

Investing Activities
Purchases and originations of loans held for investment	(1,727,216)	(1,654,382)
Proceeds/payments received on loans held for investment	1,212,004	1,334,971
Purchases and originations of loans held for investment, subject to nonrecourse debt	(13,427)	(12,721)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	671,614	518,298
Acquisition of Onity Mortgage Corporation net portfolio assets	(91,825)	—
Other investing activities, net	(849)	(2,694)
Net cash provided by investing activities	50,301	183,472

Financing Activities
Proceeds from issuance of HMBS related obligations	1,063,025	997,188
Payments on HMBS related obligations	(1,290,498)	(1,335,250)
Proceeds from issuance of nonrecourse debt	2,682,416	1,557,268
Payments on nonrecourse debt	(1,996,055)	(1,434,891)
Proceeds from other financing lines of credit	2,641,246	2,683,000
Payments on other financing lines of credit	(2,774,179)	(2,524,813)
Repurchase of Class A Common Stock and Class A LLC Units	(41,552)	—
Dividends paid on Preferred Stock	(2,250)	—
Other financing activities, net	(2,510)	(2,728)
Net cash provided by (used in) financing activities	279,643	(60,226)
Effect of exchange rate changes on cash and cash equivalents	—	(7)
Net increase (decrease) in cash and cash equivalents and restricted cash	15,819	(65,316)
Cash and cash equivalents and restricted cash, beginning of period	324,646	301,968
Cash and cash equivalents and restricted cash, end of period	$340,465	$236,652

Cash and cash equivalents	$85,278	$46,476
Restricted cash	255,187	190,176
Total cash and cash equivalents and restricted cash, end of period	$340,465	$236,652

Supplementary Cash Flows Information
Cash paid for interest	$294,288	$356,379
Non-cash investing activities: Loans held for investment acquired	75,117	—
Non-cash financing activities: Nonrecourse debt assumed	76,774	—
Loans transferred to loans held for sale, at fair value, from loans held for investment, subject to nonrecourse debt, at fair value	—	133,534
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	—	47,365

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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements comprise the financial statements of FOA and its controlled subsidiaries. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. SEC. The accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial condition as of June 30, 2026, its results of operations for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The Condensed Consolidated Statement of Financial Condition at December 31, 2025 was derived from audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or for the full year. The condensed consolidated financial statements, including the significant accounting policies, should be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2025 within the Company’s 2025 Form 10-K. The significant accounting policies, together with the other Notes to Condensed Consolidated Financial Statements, are an integral part of the condensed consolidated financial statements.
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

Recently Issued Accounting Guidance, Not Yet Adopted as of June 30, 2026

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

3. Asset Acquisition
On June 30, 2026, FAR completed the acquisition of certain assets and assumed certain liabilities of Onity Mortgage Corporation (formerly known as PHH Mortgage Corporation) (“OMC”) related to OMC’s reverse mortgage loan origination and servicing business (the “OMC Transaction”). The acquired assets included a portfolio of mortgage servicing rights (“MSR”) associated with HECM loans and certain reverse mortgage loan origination assets, including OMC’s reverse mortgage loan pipeline. Participation interests in such HECM loans had previously been pooled into HMBS, and the Company assumed the HMBS related obligations as part of the OMC Transaction. The OMC Transaction was completed pursuant to an Asset Purchase Agreement, a Reverse Mortgage Servicing Rights Purchase and Sale Agreement, and a Mortgage Loan Sale Agreement, each originally entered into on November 17, 2025 (collectively, the “OMC Purchase Agreements”), with the Asset Purchase Agreement and Reverse Mortgage Servicing Rights Purchase and Sale Agreement subsequently amended on April 30, 2026.
The Company concluded that the OMC Transaction should be accounted for as an asset acquisition because substantially all of the fair value of the assets acquired was concentrated in a single group of similar assets. Accordingly, the transaction was accounted for using a cost accumulation and allocation model, whereby the total

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their relative fair values. As a result, no goodwill was recognized in connection with the transaction.
The following table presents the allocation of the total estimated cost of the acquisition to the assets acquired and liabilities assumed in the OMC Transaction (in thousands):

Consideration transferred:
Cash consideration(1)	$123,858

Assets acquired:
Loans held for investment, subject to HMBS related obligations	$5,574,852
Loans held for investment	54,587
Other assets	42
Total assets acquired	$5,629,481
Liabilities assumed:
HMBS related obligations	$5,503,464
Payables and other liabilities	2,159
Total liabilities assumed	5,505,623
Net identifiable assets acquired	$123,858
(1) In accordance with the OMC Purchase Agreements, the Company paid cash of $91.8 million on June 30, 2026. An additional $24.9 million is expected to be paid during the third quarter of 2026. The remaining $7.2 million represents a contractual holdback that is expected to be paid through fiscal year 2027. These liabilities are included in Payables and other liabilities in the Condensed Consolidated Statements of Financial Condition.

4. Variable Interest Entities and Securitizations
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
The Company also has a financing agreement which is structured as a securitization. The special purpose entity created for the purposes of the financing is a VIE that the Company consolidates, as the Company is the primary beneficiary. The non-agency reverse mortgage loans included in this securitization are recorded in Loans held for investment, at fair value, or in loans held for sale, at fair value, which is included in Other assets, net, and the associated debt is recorded in Other financing lines of credit in the Condensed Consolidated Statements of Financial Condition.
During the three and six months ended June 30, 2026 and 2025, the Company redeemed outstanding securitized notes related to certain non-agency reverse mortgage loan and HECM buyout securitizations. As part of the redemptions, the Company paid off nonrecourse debt with outstanding balances of $0.6 billion and $1.4 billion for the three and six months ended June 30, 2026, respectively, compared to $0.4 billion and $0.7 billion for the three and six months ended June 30, 2025, respectively. The notes were paid off at par.
From time to time, the Company may purchase securities that were previously issued by consolidated trusts. Under these circumstances, we extinguish the outstanding debt and recognize gains or losses for the difference between the

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
consideration paid and the carrying value of the debt. For the three and six months ended June 30, 2026, the Company recognized gains on extinguishment of debt related to these purchases of $3.1 million and $24.4 million, respectively, compared to gains of $5.1 million and $17.0 million for the three and six months ended June 30, 2025, respectively.
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Condensed Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	June 30, 2026	December 31, 2025
Assets
Restricted cash	$247,429	$227,489
Loans held for investment, subject to nonrecourse debt, at fair value	10,928,261	9,630,812
Loans held for investment, at fair value	105,764	432,724
Other assets, net (includes $89,264 and $11,838 at fair value)	130,296	80,738
Total assets	$11,411,750	$10,371,763

Liabilities
Nonrecourse debt, at fair value	$11,190,194	$9,806,836
Other financing lines of credit	138,295	313,699
Payables and other liabilities	1,779	3,784
Total VIE liabilities	11,330,268	10,124,319
Retained bonds and beneficial interests eliminated in consolidation	(548,814)	(447,343)
Total consolidated liabilities	$10,781,454	$9,676,976
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
During the first quarter of 2026, the Company acquired certain beneficial interests and other rights in previously unconsolidated VIEs. As a result, the Company reassessed its involvement with the VIEs and determined that it was

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
the primary beneficiary, as it had both the power to direct the activities that significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. Accordingly, the Company began consolidating the VIEs upon acquisition of these interests. In addition, during the first quarter of 2026, the Company redeemed the outstanding securitized notes issued by the VIEs.
The following tables present the unconsolidated VIEs for which the Company holds variable interests (in thousands):

	June 30, 2026
	Carrying value
	Assets	Liabilities	Maximum Exposure to Loss	Total Assets in VIE
Transfer of loans - sale treatment
Retained interests	$38,695	$—	$38,695	$773,841

	December 31, 2025
	Carrying value
	Assets	Liabilities	Maximum Exposure to Loss	Total Assets in VIEs
Transfers of loans - sale treatment
Retained interests	$43,943	$—	$43,943	$879,314
Transfer of loans - secured borrowing
Loans and nonrecourse liability	395,364	376,423	18,941	395,364
Total	$439,307	$376,423	$62,884	$1,274,678
As of June 30, 2026 and December 31, 2025, there were $0.4 million and $0.7 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that were 90 days or more past due.
Issuance of HMBS
The Company securitizes HECM loans into HMBS, which Ginnie Mae guarantees, and sells the HMBS in the secondary market while retaining the rights to service the HECM loans. The Company determined that HECM loans transferred into HMBS do not meet the requirements of sale accounting and are not derecognized upon date of transfer. As of June 30, 2026, the Company was servicing 3,534 Ginnie Mae loan pools and the weighted average interest rate on the HMBS related obligations was 5.6%. As of December 31, 2025, the Company was servicing 3,086 Ginnie Mae loan pools and the weighted average interest rate on the HMBS related obligations was 5.6%.

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
The following is a description of the three levels of the fair value hierarchy:
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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers into or out of Level 3 within the fair value hierarchy during the three and six months ended June 30, 2026 and 2025.
The following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and the details of the valuation models, key inputs to those models, and significant assumptions utilized. Within the assumption tables presented, not meaningful (“NM”) refers to a range of inputs that is too broad to provide meaningful information to the user or to an input that has no range and consists of a single data point. Weighted averages are calculated by weighting each input by the relative outstanding balance of the related financial instrument.

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

Loans held for investment
Non-agency reverse mortgage loans	These loans are valued utilizing a present value methodology that discounts estimated future cash flows over the life of the loan portfolio using WAL, LTV, CPR, loss severity, HPA, and discount rate assumptions, inclusive of the credit spread component.	Level 3

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

HECM buyouts (nonperforming)	The fair value of nonperforming repurchased loans is based on expected cash proceeds from the liquidation of the underlying properties and expected claim proceeds from HUD. These loans are valued utilizing a present value methodology that discounts estimated future cash flows over the life of the loan portfolio using WAL, CPR, loss frequency, loss severity, and discount rate.

	Termination proceeds are adjusted for expected loss frequencies and severities to arrive at net proceeds that will be provided upon final resolution, including assignments to the FHA. Historical experience is utilized to estimate the loss rates resulting from scenarios where FHA insurance proceeds are not expected to cover all principal and interest outstanding and, as servicer, the Company is exposed to losses upon resolution of the loan.	Level 3
Other assets
Loans held for sale	The reverse mortgage loans are valued based on an expected margin on sale.	Level 3
Retained bonds	The retained bonds are valued utilizing a present value methodology that discounts estimated future cash flows over the life of the bond using WAL and discount rate assumptions.	Level 3
Liabilities
HMBS related obligations
HMBS related obligations	The fair value is based on the net present value of projected cash flows over the estimated life of the liability. The fair value of the HMBS related obligations also includes the consideration required by a market participant to transfer the HECM and HMBS servicing obligations, including exposure resulting from shortfalls in FHA insurance proceeds as well as assumptions that it believes a market participant would consider in valuing the liability, including, but not limited to, assumptions for repayment, costs to transfer servicing obligations, shortfalls in FHA insurance proceeds, and discount rates. The significant unobservable inputs used in the measurement include WAL, CPR, and discount rates.	Level 3
Nonrecourse debt
Non-agency reverse mortgage loan securitizations and performing/nonperforming HECM securitizations	The fair value is based on the net present value of projected cash flows over the estimated life of the liability. The significant unobservable inputs used in the measurement include WAL, CPR, and discount rates, inclusive of the credit spread component.	Level 3
Convertible Notes
Convertible Notes
The Company’s unsecured convertible promissory notes (the “Convertible Notes”) are measured based on the closing market price of the Company’s publicly-traded stock on the applicable date of the Condensed Consolidated Statements of Financial Condition.
Level 2
Repurchase Agreement obligation
Repurchase Agreement obligation
The Repurchase Agreement obligation was measured based on the total consideration payable upon the second closing of the Repurchase, which occurred on February 27, 2026. Refer to Note 15 - Related Party Transactions for additional information.
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
AAG/Bloom
These liabilities were measured based on the estimated amount of indemnified claims associated with the acquisition of certain assets and liabilities from American Advisors Group, now known as Bloom Retirement Holdings Inc. (“AAG/Bloom”), as well as the closing market price of the Company’s publicly-traded stock as of December 31, 2025. No such liabilities existed as of June 30, 2026.
Level 3

	June 30, 2026		December 31, 2025
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
WAL (in years)	NM	3.0	NM	3.1
CPR	NM	21.6%	NM	20.9%
Loss frequency	NM	4.7%	NM	4.5%
Loss severity	5.6% - 15.5%	5.6%	5.8% - 15.8%	6.0%
Average draw rate	NM	1.1%	NM	1.1%
Discount rate	NM	5.0%	NM	4.7%
Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	9.9	NM	9.8
LTV	NM	51.3%	NM	49.9%
CPR	NM	15.1%	NM	15.0%
Loss severity	NM	10.0%	NM	10.0%
HPA	(2.9)% - 5.1%	3.8%	(6.8)% - 5.3%	3.7%
Discount rate	NM	6.6%	NM	6.3%
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.0	NM	6.9
CPR	NM	16.0%	NM	16.3%
Loss severity	5.6% - 15.5%	8.5%	6.0% - 13.3%	8.4%
Discount rate	NM	7.5%	NM	7.3%
HECM buyouts - securitized (nonperforming)
WAL (in years)	NM	1.5	NM	1.5
CPR	NM	41.3%	NM	41.5%
Loss frequency	NM	47.0%	NM	45.5%
Loss severity	5.6% - 15.5%	6.3%	6.0% - 13.3%	6.8%
Discount rate	NM	7.5%	NM	6.8%
Loans held for investment:
Non-agency reverse mortgage loans
WAL (in years)	NM	11.6	NM	11.1
LTV	NM	37.9%	NM	43.2%
CPR	NM	15.0%	NM	14.9%
Loss severity	NM	10.0%	NM	10.0%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2026		December 31, 2025
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
HPA	(2.9)% - 5.1%	3.6%	(6.8)% - 5.3%	3.6%
Discount rate	NM	6.6%	NM	6.3%
HECM buyouts (nonperforming)
WAL (in years)	NM	1.4	NM	1.3
CPR	NM	44.4%	NM	45.4%
Loss frequency	NM	51.0%	NM	42.3%
Loss severity	5.6% - 15.5%	10.7%	6.0% - 13.3%	11.2%
Discount rate	NM	7.5%	NM	6.8%
Other assets:
Retained bonds
WAL (in years)	NM	4.7	NM	3.0
Discount rate	(1.5)% - 13.7%	7.6%	(1.7)% - 15.3%	7.1%
Liabilities
HMBS related obligations
WAL (in years)	NM	3.8	NM	3.9
CPR	NM	25.3%	NM	24.8%
Discount rate	NM	4.8%	NM	4.6%
Nonrecourse debt:
Non-agency reverse mortgage loan securitizations
WAL (in years)	0.1 - 11.1	7.4	0.1 - 10.5	6.4
CPR	NM	23.5%	NM	21.8%
Discount rate	NM	6.4%	NM	6.0%
Performing/nonperforming HECM securitizations
WAL (in years)	1.9 - 2.1	2.0	NM	1.2
CPR	18.5% - 22.0%	20.2%	NM	57.4%
Discount rate	NM	5.5%	NM	5.4%
Deferred purchase price liabilities:
TRA obligation
Discount rate	NM	27.3%	NM	26.6%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Assets and Liabilities
The following tables present assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$25,044,536	$—	$—	$25,044,536
Loans held for investment, subject to nonrecourse debt	10,928,261	—	—	10,928,261
Loans held for investment	516,892	—	—	516,892
Other assets:
Loans held for sale	155,523	—	1,838	153,685
Retained bonds	33,112	—	—	33,112
Total assets	$36,678,324	$—	$1,838	$36,676,486

Liabilities
HMBS related obligations	$24,717,687	$—	$—	$24,717,687
Nonrecourse debt	10,641,380	—	—	10,641,380
Convertible Notes	61,156	—	61,156	—
TRA obligation	4,221	—	—	4,221
Total liabilities	$35,424,444	$—	$61,156	$35,363,288

	December 31, 2025
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$19,135,403	$—	$—	$19,135,403
Loans held for investment, subject to nonrecourse debt	10,026,177	—	—	10,026,177
Loans held for investment	870,081	—	—	870,081
Other assets:
Loans held for sale	37,461	—	1,338	36,123
Retained bonds	38,685	—	—	38,685
Total assets	$30,107,807	$—	$1,338	$30,106,469

Liabilities
HMBS related obligations	$18,912,226	$—	$—	$18,912,226
Nonrecourse debt	9,736,493	—	—	9,736,493
Convertible Notes	53,800	—	53,800	—
Repurchase Agreement obligation	40,595	—	40,595	—
Deferred purchase price liabilities:
AAG/Bloom	8,646	—	—	8,646
TRA obligation	3,901	—	—	3,901
Total liabilities	$28,755,661	$—	$94,395	$28,661,266

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables present Level 3 assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Assets
Three months ended June 30, 2026	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Retained bonds
Beginning balance	$19,775,510	$10,769,209	$83,867	$34,067
Total gain (loss) included in earnings	275,094	84,723	4,645	(127)
Purchases, settlements, and transfers:
Purchases and additions	6,574,100	6,766	65,173	—
Sales and settlements	(628,129)	(373,532)	—	(828)
Transfers in (out) between categories	(435,147)	441,095	—	—
Ending balance	$25,561,428	$10,928,261	$153,685	$33,112

	Liabilities
Three months ended June 30, 2026	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(19,087,650)	$(10,450,834)	$(4,524)
Total gain (loss) included in earnings	(202,301)	(76,649)	303
Purchases, settlements, and transfers:
Purchases and additions	(6,068,917)	(1,064,398)	—
Settlements	641,181	950,501	—
Ending balance	$(24,717,687)	$(10,641,380)	$(4,221)

	Assets
Six months ended June 30, 2026	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Retained bonds
Beginning balance	$20,005,484	$10,026,177	$36,123	$38,685
Total gain (loss) included in earnings	725,764	166,179	8,629	(325)
Purchases, settlements, and transfers:
Purchases and additions	7,431,772	13,427	108,933	—
Sales and settlements	(1,213,709)	(671,614)	—	(1,487)
Transfers in (out) between categories	(1,387,883)	1,394,092	—	(3,761)
Ending balance	$25,561,428	$10,928,261	$153,685	$33,112

	Liabilities
Six months ended June 30, 2026	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(18,912,226)	$(9,736,493)	$(12,547)
Total gain (loss) included in earnings	(529,470)	(145,513)	2,535
Purchases, settlements, and transfers:
Purchases and additions	(6,566,489)	(2,759,190)	—
Settlements	1,290,498	1,996,055	5,791
Transfers out between categories	—	3,761	—
Ending balance	$(24,717,687)	$(10,641,380)	$(4,221)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Assets
Three months ended June 30, 2025	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Retained bonds
Beginning balance	$19,443,127	$9,630,150	$—	$40,334
Total gain included in earnings	324,063	314,315	—	223
Purchases, settlements, and transfers:
Purchases and additions	844,057	5,821	—	—
Sales and settlements	(714,439)	(275,741)	—	(837)
Transfers in (out) between categories	(403,653)	213,947	180,899	—
Ending balance	$19,493,155	$9,888,492	$180,899	$39,720

	Liabilities
Three months ended June 30, 2025	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(18,590,357)	$(9,163,399)	$(12,147)
Total loss included in earnings	(241,104)	(196,840)	(1,292)
Purchases, settlements, and transfers:
Purchases and additions	(531,180)	(776,367)	—
Settlements	719,547	710,412	—
Ending balance	$(18,643,094)	$(9,426,194)	$(13,439)

	Assets
Six months ended June 30, 2025	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Retained bonds
Beginning balance	$19,190,065	$9,288,403	$—	$40,407
Total gain included in earnings	706,232	572,218	—	1,211
Purchases, settlements, and transfers:
Purchases and additions	1,654,382	12,721	—	—
Sales and settlements	(1,334,971)	(518,298)	—	(1,898)
Transfers in (out) between categories	(722,553)	533,448	180,899	—
Ending balance	$19,493,155	$9,888,492	$180,899	$39,720

	Liabilities
Six months ended June 30, 2025	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(18,444,370)	$(8,954,068)	$(16,684)
Total gain (loss) included in earnings	(536,786)	(349,749)	1,039
Purchases, settlements, and transfers:
Purchases and additions	(997,188)	(1,557,268)	—
Settlements	1,335,250	1,434,891	2,206
Ending balance	$(18,643,094)	$(9,426,194)	$(13,439)

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

	June 30, 2026		December 31, 2025
	Fair Value	UPB	Fair Value	UPB
Assets
Loans held for investment, subject to HMBS related obligations	$25,044,536	$23,375,525	$19,135,403	$17,983,144
Loans held for investment, subject to nonrecourse debt	10,928,261	10,546,878	10,026,177	9,567,732
Loans held for investment(1)	516,892	487,528	870,081	790,342
Other assets:
Loans held for sale	155,523	144,955	37,461	34,515
Liabilities
HMBS related obligations	24,717,687	23,375,525	18,912,226	17,983,144
Nonrecourse debt	10,641,380	10,995,493	9,736,493	9,960,524
Convertible Notes	61,156	40,000	53,800	40,000
(1) Loans held for investment include certain loans that were greater than 90 days past due and on non-accrual status. These loans had a fair value of $4.5 million and a UPB of $5.8 million as of June 30, 2026, compared to a fair value of $6.1 million and a UPB of $7.0 million as of December 31, 2025.

Fair Value of Other Financial Instruments
As of June 30, 2026 and December 31, 2025, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of certain notes payable. The fair value of our notes payable was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input, or for notes payable with an original maturity of a year or less, the carrying value approximates fair value, which is determined using Level 2 inputs.
The following table presents the amortized cost and fair value of notes payable (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Notes	$133,805	$150,329	$126,089	$149,620
Exchangeable Secured Notes	132,068	183,879	130,040	178,428
LFH Promissory Note	20,000	20,000	20,000	20,000
Total notes recorded at amortized cost	285,873	$354,208	276,129	$348,048
Convertible Notes, recorded at fair value	61,156		53,800
Total notes payable	$347,029		$329,929
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Reverse Mortgage Loan Portfolio
The following table presents the composition and the outstanding UPB of the reverse mortgage loan portfolio serviced by the Company (in thousands):

	June 30, 2026	December 31, 2025
Loans held for investment, subject to HMBS related obligations	$23,375,525	$17,983,144

Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgages	9,840,125	8,887,778
Performing HECM buyouts	260,878	251,051
Nonperforming HECM buyouts	445,875	428,903
Total loans held for investment, subject to nonrecourse debt	10,546,878	9,567,732

Loans held for investment:
Non-agency reverse mortgages	216,079	614,515
HECM loans not securitized(1)	187,087	103,825
Unpoolable HECM loans(2)	78,566	64,983
Total loans held for investment(3)	481,732	783,323

Other assets:
Loans held for sale(3)	142,633	32,761

Total owned loan portfolio	34,546,768	28,366,960
Loans reclassified as government guaranteed receivable	44,827	50,922
Loans serviced for others	511,539	590,192
Total serviced loan portfolio	$35,103,134	$29,008,074
(1) HECM loans not securitized primarily represent newly originated loans and poolable tails.
(2) Unpoolable HECM loans primarily represent loans that have reached 98% of their maximum claim amount (“MCA”).
(3) As of June 30, 2026 and December 31, 2025, there was $508.4 million and $753.2 million, respectively, in UPB in loans pledged as collateral for financing lines of credit.

The following table presents our owned loan portfolio by mortgage rate type (in thousands):

	June 30, 2026	December 31, 2025
Adjustable rate loans	$26,449,216	$20,662,839
Fixed rate loans	8,097,552	7,704,121
Total owned loan portfolio	$34,546,768	$28,366,960

As of June 30, 2026 and December 31, 2025, there were $699.7 million and $550.4 million, respectively, of foreclosure proceedings in process, which are included in Loans held for investment, subject to HMBS related obligations, at fair value, Loans held for investment, subject to nonrecourse debt, at fair value, or Loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition, and $10.3 million and $8.9 million, respectively, of foreclosure proceedings in process, which are included in loans serviced for others in the table above.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Other Assets, Net
Other assets, net, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Loans held for sale, at fair value (Note 5 - Fair Value)	$155,523	$37,461
Government guaranteed receivables	40,891	47,100
Deferred tax asset, net (Note 12 - Income Taxes)	35,441	—
Retained bonds, at fair value (Note 5 - Fair Value)	33,112	38,685
Right-of-use assets	15,758	17,566
Receivables, net of $0 and $8,264 allowance as of June 30, 2026 and December 31, 2025	15,287	26,425
Prepaid expenses	10,980	10,013
Fixed assets, net	5,682	4,422
Other	12,915	15,704
Total other assets, net	$325,589	$197,376
8. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date(1)	Interest Rate	Original Issue Amount	June 30, 2026	December 31, 2025
Securitization of non-agency reverse mortgage loans	May 2018 - June 2026	December 2053 - June 2076	2.00% - 7.00%	$11,954,210	$10,241,816	$8,834,991
Securitization of performing/nonperforming HECM loans	November 2025 - March 2026	November 2035 - March 2036	4.25% - 6.00%	839,600	753,677	749,110
Total consolidated VIE nonrecourse debt UPB					10,995,493	9,584,101
Nonrecourse loan financing liability(2)					—	376,423
Fair value adjustments					(354,113)	(224,031)
Total nonrecourse debt, at fair value					$10,641,380	$9,736,493
(1) The Company’s securitizations are generally callable at or following the optional redemption date as defined in each related indenture agreement.
(2) Nonrecourse loan financing liability was comprised of nonrecourse debt associated with a securitization of non-agency reverse mortgage loans. As the securitization was determined to be an unconsolidated VIE and failed sale treatment, the associated nonrecourse debt was accounted for by the Company and presented separately from other nonrecourse debt. During the first quarter of 2026, the Company acquired certain beneficial interests and other rights in this previously unconsolidated VIE. As a result, the Company began consolidating the VIE upon acquisition of these interests. In addition, during the first quarter of 2026, the Company redeemed the outstanding securitized notes issued by this VIE. Refer to Note 4 - Variable Interest Entities and Securitizations for additional information.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable. As of June 30, 2026, estimated maturities for nonrecourse debt are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
Remainder of 2026	$1,709,694
2027	2,011,667
2028	912,706
2029	766,803
2030	537,929
Thereafter	5,056,694
Total payments on nonrecourse debt	$10,995,493

9. Other Financing Lines of Credit
Other financing lines of credit consisted of the following (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	June 30, 2026	December 31, 2025
Reverse lines:
August 2026 - June 2027	Secured Overnight Financing Rate (“SOFR”) + applicable margin	First and Second Lien Mortgages	$1,005,000	$507,940	$737,435
Various(2)	Bond accrual rate/SOFR + applicable margin	Mortgage Related Assets	460,610	434,110	335,443
October 2027	SOFR + applicable margin	HECM MSR	70,000	46,154	63,462
October 2026	SOFR + applicable margin	Unsecuritized Tails	90,000	36,646	20,269
Total reverse lines of credit			1,625,610	1,024,850	1,156,609
Mortgage line:
Various(2)	Bond accrual rate + applicable margin	Mortgage Related Assets	29,916	29,916	31,090
Total other financing lines of credit			$1,655,526	$1,054,766	$1,187,699
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of June 30, 2026.
(2)These lines of credit are generally tied to the maturity date of the underlying mortgage related assets that have been pledged as collateral.
As of June 30, 2026 and December 31, 2025, the weighted average interest rate on outstanding financing lines of credit was 7.48% and 8.18%, respectively.
The Company’s financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. As of June 30, 2026, the Company was in compliance with the financial covenants.
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

Financial Covenants	Requirement	June 30, 2026	Maximum Allowable Distribution
FAR
Adjusted tangible net worth	$250,000	$528,597	$278,597
Liquidity	54,159	63,595	9,436
Leverage ratio	6:1	2.7:1	294,006
FAH
Adjusted tangible net worth	$200,000	$532,702	$332,702
Liquidity	40,000	70,515	30,515
Leverage ratio	10:1	3.1:1	369,750

Financial Covenants	Requirement	December 31, 2025	Maximum Allowable Distribution
FAR
Adjusted tangible net worth	$250,000	$569,044	$319,044
Liquidity	42,412	64,688	22,276
Leverage ratio	6:1	2.7:1	315,994
FAH
Adjusted tangible net worth	$200,000	$561,035	$361,035
Liquidity	40,000	68,632	28,632
Leverage ratio	10:1	3.1:1	388,240

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
The Company is a defendant in a representative lawsuit alleging violations of the California Labor Code and brought pursuant to the California Private Attorneys General Act (“PAGA”). The Company has settled the individual arbitration claim for a de minimis amount and is defending the representative PAGA claim. Due to the unpredictable

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
nature of litigation generally, and the wide discretion afforded the Court in awarding civil penalties in PAGA actions, the outcome of this matter cannot be presently determined, and a range of possible losses cannot be reasonably estimated. Although this action is being vigorously defended, the Company could, in the future, incur a judgment or enter into a settlement that could have a negative effect on its results of operations in any particular period.
Legal expenses, which include, among other things, settlements and the fees paid to external legal service providers, were $1.4 million and $2.3 million for the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.1 million for the three and six months ended June 30, 2025, respectively. These expenses are included in General and administrative expenses in the Condensed Consolidated Statements of Operations.

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
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were $5.5 billion and $4.4 billion as of June 30, 2026 and December 31, 2025, respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit.
The Company also has commitments to purchase loans totaling $1.2 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively.
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
As an issuer of HMBS, the Company also has the option to repurchase reverse mortgage loans out of the Ginnie Mae securitization pools without prior approval from Ginnie Mae in certain instances. These situations include: the borrower requesting an additional advance that causes the outstanding principal balance to be equal to or greater than 98% of the MCA; the borrower’s loan becoming due and payable under certain circumstances; the borrower not

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
occupying the home for greater than twelve consecutive months for physical or mental illness, and the home is not the residence of another borrower; or the borrower failing to perform in accordance with the terms of the loan.
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

12. Income Taxes
The Company’s effective tax rate on continuing operations for the three and six months ended June 30, 2026 differed from the U.S. federal statutory rate primarily due to the release of valuation allowances against deferred tax assets, including net operating loss (“NOL”) carryforwards and other deferred tax assets, and the projected mix of earnings and losses attributable to the noncontrolling interest.
The Company’s effective tax rate on continuing operations for the three and six months ended June 30, 2025 differed from the U.S. federal statutory rate primarily due to the projected mix of earnings and losses attributable to the noncontrolling interest and the changes in valuation allowances previously recorded against deferred tax assets, including NOL carryforwards and other deferred tax assets.
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
A valuation allowance is provided when it is more likely than not that some or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, with greater weight given to objectively verifiable evidence. Such evidence includes recent results of operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax planning strategies. As of June 30, 2026, the Company had generated cumulative income over the most recent three-year period. Based on our evaluation of all available positive and negative evidence, including the Company’s cumulative income over the most recent three-year period, which represents objectively verifiable positive evidence, the Company concluded that it is more likely than not that substantially all of its deferred tax assets will be realized. Accordingly, the Company released $33.8 million of its valuation allowance during the three and six months ended June 30, 2026, which was recognized as a discrete income tax benefit.
Tax positions taken in tax years that remain open under the statute of limitations will be subject to examinations by tax authorities. With few exceptions, the Company is no longer subject to state or local examinations by tax authorities for tax years ended December 31, 2021 or prior.
Tax Receivable Agreement
The Company entered into a TRA with certain owners of FOA Equity. Initial obligations under the TRA were measured at fair value and are subsequently remeasured at fair value each reporting period. Refer to Note 5 - Fair Value for additional information.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company also records obligations under the TRA resulting from applicable future exchanges of Class A LLC units of FOA Equity (“Class A LLC Units”) as they occur at the gross undiscounted amount of the expected future payments, with an increase to the TRA liability and the related deferred tax asset and valuation allowance (if any), and an offset to additional paid-in capital. If the Company determines that it is no longer probable that a related contingent payment will be required based on expected future cash flows, the related liability is reversed through earnings, and no additional liabilities are recorded until such payments become probable.
In a prior year, the Company determined that the contingent liability portion of the TRA obligation was no longer probable, consistent with the Company’s determination that a full valuation allowance was required against the deferred tax assets. Accordingly, the Company reversed the previously recognized contingent TRA liability through Other, net, in the Condensed Consolidated Statements of Operations.
As a result of the Company’s release of the valuation allowance against the related deferred tax assets during the three and six months ended June 30, 2026, the Company concluded that future payments related to the contingent portion of the TRA had become probable and, accordingly, reestablished the previously reversed contingent TRA liability of $6.6 million through Other, net, in the Condensed Consolidated Statements of Operations. In addition, for applicable exchanges of Class A LLC Units that occurred after the contingent TRA liability was reversed in a prior year, the Company recorded additional TRA obligations of $1.8 million at the gross undiscounted amount of the expected future payments, with increases to the TRA liability and related deferred tax assets and offsets to additional paid-in capital.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
13. Business Segment Reporting
The following tables present financial information by segment (in thousands):

	For the three months ended June 30, 2026
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Total
Portfolio interest income
Interest income	$—	$490,075	$490,075	$—	$490,075
Interest expense	—	(435,160)	(435,160)	—	(435,160)
Net portfolio interest income	—	54,915	54,915	—	54,915

Other income (expense)
Net origination gains	66,576	—	66,576	—	66,576
Gains on securitization of HECM tails, net	—	13,620	13,620	—	13,620
Fair value changes from model amortization	—	(36,199)	(36,199)	—	(36,199)
Fair value changes from market inputs or model assumptions	—	(31,543)	(31,543)	—	(31,543)
Net fair value changes on loans and related obligations	66,576	(54,122)	12,454	—	12,454
Fee income	7,273	304	7,577	(123)	7,454
Non-funding interest expense, net	—	—	—	(12,342)	(12,342)
Net other income (expense)	73,849	(53,818)	20,031	(12,465)	7,566

Total revenues	73,849	1,097	74,946	(12,465)	62,481

Expenses
Salaries, benefits, and related expenses	28,380	4,300	32,680	9,587	42,267
Loan production and portfolio related expenses	2,905	12,129	15,034	—	15,034
Loan servicing expenses	—	7,743	7,743	—	7,743
Marketing and advertising expenses	17,188	—	17,188	26	17,214
Amortization and depreciation	9,409	5	9,414	515	9,929
General and administrative expenses	5,787	3,206	8,993	4,909	13,902
Total expenses	63,669	27,383	91,052	15,037	106,089
Other, net	—	—	—	(27,448)	(27,448)
Net income (loss) before taxes	$10,180	$(26,286)	$(16,106)	$(54,950)	$(71,056)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended June 30, 2025
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Total
Portfolio interest income
Interest income	$—	$481,800	$481,800	$—	$481,800
Interest expense	—	(422,336)	(422,336)	—	(422,336)
Net portfolio interest income	—	59,464	59,464	—	59,464

Other income (expense)
Net origination gains	56,058	—	56,058	—	56,058
Gains on securitization of HECM tails, net	—	10,855	10,855	—	10,855
Fair value changes from model amortization	—	(35,456)	(35,456)	—	(35,456)
Fair value changes from market inputs or model assumptions	—	94,939	94,939	—	94,939
Net fair value changes on loans and related obligations	56,058	70,338	126,396	—	126,396
Fee income	6,289	573	6,862	(123)	6,739
Non-funding interest expense, net	—	—	—	(15,223)	(15,223)
Net other income (expense)	62,347	70,911	133,258	(15,346)	117,912

Total revenues	62,347	130,375	192,722	(15,346)	177,376

Expenses
Salaries, benefits, and related expenses	23,353	3,725	27,078	9,896	36,974
Loan production and portfolio related expenses	1,251	8,211	9,462	—	9,462
Loan servicing expenses	—	7,525	7,525	—	7,525
Marketing and advertising expenses	12,257	—	12,257	8	12,265
Amortization and depreciation	9,327	16	9,343	311	9,654
General and administrative expenses	5,786	2,794	8,580	4,600	13,180
Total expenses	51,974	22,271	74,245	14,815	89,060
Other, net	—	—	—	(6,361)	(6,361)
Net income (loss) before taxes	$10,373	$108,104	$118,477	$(36,522)	$81,955

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the six months ended June 30, 2026
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Total
Portfolio interest income
Interest income	$—	$957,678	$957,678	$—	$957,678
Interest expense	—	(836,493)	(836,493)	—	(836,493)
Net portfolio interest income	—	121,185	121,185	—	121,185

Other income (expense)
Net origination gains	127,463	—	127,463	—	127,463
Gains on securitization of HECM tails, net	—	25,287	25,287	—	25,287
Fair value changes from model amortization	—	(68,219)	(68,219)	—	(68,219)
Fair value changes from market inputs or model assumptions	—	(11,619)	(11,619)	—	(11,619)
Net fair value changes on loans and related obligations	127,463	(54,551)	72,912	—	72,912
Fee income	13,015	797	13,812	(246)	13,566
Non-funding interest expense, net	—	—	—	(25,040)	(25,040)
Net other income (expense)	140,478	(53,754)	86,724	(25,286)	61,438

Total revenues	140,478	67,431	207,909	(25,286)	182,623

Expenses
Salaries, benefits, and related expenses	54,093	8,598	62,691	22,180	84,871
Loan production and portfolio related expenses	4,839	27,861	32,700	—	32,700
Loan servicing expenses	—	15,189	15,189	—	15,189
Marketing and advertising expenses	30,527	—	30,527	26	30,553
Amortization and depreciation	18,818	10	18,828	953	19,781
General and administrative expenses	12,108	5,672	17,780	10,581	28,361
Total expenses	120,385	57,330	177,715	33,740	211,455
Other, net	—	—	—	(5,967)	(5,967)
Net income (loss) before taxes	$20,093	$10,101	$30,194	$(64,993)	$(34,799)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the six months ended June 30, 2025
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Total
Portfolio interest income
Interest income	$—	$962,402	$962,402	$—	$962,402
Interest expense	—	(832,503)	(832,503)	—	(832,503)
Net portfolio interest income	—	129,899	129,899	—	129,899

Other income (expense)
Net origination gains	102,096	—	102,096	—	102,096
Gains on securitization of HECM tails, net	—	21,336	21,336	—	21,336
Fair value changes from model amortization	—	(76,412)	(76,412)	—	(76,412)
Fair value changes from market inputs or model assumptions	—	183,202	183,202	—	183,202
Net fair value changes on loans and related obligations	102,096	128,126	230,222	—	230,222
Fee income	11,972	1,359	13,331	(246)	13,085
Non-funding interest expense, net	—	—	—	(30,135)	(30,135)
Net other income (expense)	114,068	129,485	243,553	(30,381)	213,172

Total revenues	114,068	259,384	373,452	(30,381)	343,071

Expenses
Salaries, benefits, and related expenses	45,205	7,357	52,562	18,342	70,904
Loan production and portfolio related expenses	2,777	18,015	20,792	—	20,792
Loan servicing expenses	—	15,266	15,266	—	15,266
Marketing and advertising expenses	22,987	—	22,987	9	22,996
Amortization and depreciation	18,657	34	18,691	621	19,312
General and administrative expenses	10,810	5,330	16,140	10,019	26,159
Total expenses	100,436	46,002	146,438	28,991	175,429
Other, net	—	—	—	(3,994)	(3,994)
Net income (loss) before taxes	$13,632	$213,382	$227,014	$(63,366)	$163,648
The following table presents total assets by segment (in thousands):

	June 30, 2026	December 31, 2025
Retirement Solutions	$162,013	$214,601
Portfolio Management	37,042,161	30,458,518
Total reportable segments	37,204,174	30,673,119
Corporate and Other	112,589	60,179
Total assets	$37,316,763	$30,733,298
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
As of June 30, 2026, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. The minimum net worth required of FAR by Ginnie Mae was $246.2 million as of June 30, 2026. FAR’s actual net worth calculated based on Ginnie Mae guidance was $526.6 million as of June 30, 2026. The minimum liquidity required of FAR by Ginnie Mae was $49.2 million as of June 30, 2026. FAR’s actual cash and cash equivalents were $63.6 million as of June 30, 2026. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations do not meet the requirements of sale accounting and are not derecognized upon date of transfer. Based on this, FAR requested and received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of June 30, 2026, FAR was in compliance with applicable requirements.
FOA Securities
Finance of America Securities LLC (“FOA Securities”), one of the operating service subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules, and FINRA rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, FOA Securities is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. FOA Securities is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. FOA Securities computes net capital under the alternative method. Under this method, the required minimum net capital is $250 thousand. As of June 30, 2026, FOA Securities was in compliance with the minimum net capital requirement.
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

15. Related Party Transactions
Promissory Notes
On August 4, 2025, FAR entered into an unsecured working capital promissory note with Libman Family Holdings, LLC (the “LFH Promissory Note”), an affiliate of the Company, which provides for an uncommitted revolving facility of up to $20.0 million. The LFH Promissory Note accrues interest at a rate of 10% per annum and matures on August 4, 2026. The LFH Promissory Note had an outstanding amount of $20.0 million as of both June 30, 2026 and December 31, 2025, recorded in Notes payable in the Condensed Consolidated Statements of Financial Condition. The Company paid $0.4 million and $0.9 million of interest related to the LFH Promissory Note during the three and six months ended June 30, 2026, respectively. The LFH Promissory Note was amended and restated subsequent to June 30, 2026 to extend its maturity date to August 4, 2027. Refer to Note 17 - Subsequent Events for additional information.
Additionally, on August 4, 2025, the Company repaid and terminated its two outstanding working capital promissory notes with Libman Family Holdings, LLC (“LFH”) and BTO Urban Holdings L.L.C., which was an affiliate of the Company. For the three and six months ended June 30, 2025, the Company paid $2.1 million and $4.5 million, respectively, of interest related to these promissory notes.
Secured Notes
The Company had $67.1 million of secured notes payable to LFH as of both June 30, 2026 and December 31, 2025, recorded in Notes payable in the Condensed Consolidated Statements of Financial Condition. The Company paid $3.2 million of interest to LFH related to the secured notes during the three and six months ended June 30, 2026, compared to $3.4 million during the three and six months ended June 30, 2025.
Repurchase Agreement
On August 4, 2025, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with FOA Equity, Blackstone Tactical Opportunities Associates - NQ L.L.C., BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership - NQ ESC L.P., and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”), which were deemed affiliates of the Company. Pursuant to the Repurchase Agreement, the Company agreed to purchase (the “Repurchase”) all of the Blackstone Investor’s shares of Class A Common Stock of the Company, Class B Common Stock of the Company (the “Class B Common Stock”), Class A LLC Units, and rights to receive shares of Class A Common Stock and Class A LLC Units pursuant to the Transaction Agreement, dated as of October 12, 2020 (the “Earnout Rights” and, together with such shares of Class A Common Stock, shares of Class B Common Stock, and Class A LLC Units, the “Sold Equity”), and the Tax Receivable Agreement, dated April 1, 2021 (the “Blackstone Tax Receivable Agreement”), between the Company and the Blackstone Investor was to be terminated. Each share of Class A Common Stock and each Class A LLC Unit was to be purchased for

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
$10.00 per share or Class A LLC Unit, and the shares of Class B Common Stock and Earnout Rights were to be purchased for no additional consideration, for total consideration of $80,298,170.
On November 13, 2025, the Company entered into an amended and restated version of the Repurchase Agreement with FOA Equity and the Blackstone Investor (the “Amended and Restated Repurchase Agreement”). Pursuant to the Amended and Restated Repurchase Agreement, the Repurchase was completed in two closings on December 4, 2025 and February 27, 2026, with the price for the Class A Common Stock and Class A LLC Units purchased at the second closing increased by a fixed rate per annum equal to 15.00% accruing monthly from the date of the first closing. The Company repurchased the Sold Equity from the Blackstone Investor for total consideration of $81.7 million, reflecting the contractual increase in consideration applicable to the second closing. In connection with the closings, the repurchased Class A Common Stock and Class B Common Stock were retired, the Blackstone Tax Receivable Agreement was terminated, and the Blackstone Investor was no longer a related party of the Company.

16. Earnings (Loss) Per Share
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share (in thousands, except share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic earnings (loss) per share:
Numerator
Net income (loss) from continuing operations	$(28,852)	$79,823	$6,312	$159,573
Less: Net income (loss) from continuing operations attributable to noncontrolling interest(1)	(30,904)	44,900	(13,247)	92,413
Less: Preferred Stock dividends(2)	1,125	—	2,250	—
Net income from continuing operations attributable to holders of Class A Common Stock - basic	$927	$34,923	$17,309	$67,160

Net loss from discontinued operations	$—	$—	$—	$(4,750)
Less: Net loss from discontinued operations attributable to noncontrolling interest(1)	—	—	—	(2,722)
Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$—	$—	$—	$(2,028)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	8,911,666	11,041,337	8,707,450	10,611,689

Basic earnings (loss) per share
Continuing operations	$0.10	$3.16	$1.99	$6.33
Discontinued operations	—	—	—	(0.19)
Basic earnings per share	$0.10	$3.16	$1.99	$6.14
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

(2) The numerator for continuing operations was adjusted to reduce net income (loss) by the Preferred Stock dividends. The Preferred Stock does not participate in the earnings or losses of the Company and, therefore, is not a participating security.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Diluted earnings (loss) per share:
Numerator
Net income from continuing operations attributable to holders of Class A Common Stock - basic	$927	$34,923	$17,309	$67,160
Reallocation of net income (loss) from continuing operations assuming exchange or conversion of Class A LLC Units, Exchangeable Secured Notes, Convertible Notes, and Preferred Stock(1)	(22,611)	28,062	(12,235)	70,770
Exchangeable Secured Notes interest expense, net(2)	—	1,220	4,207	3,511
Convertible Notes fair value adjustment, net(3)	—	—	—	—
Preferred Stock dividends(4)	—	—	—	—
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - diluted	$(21,684)	$64,205	$9,281	$141,441

Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$—	$—	$—	$(2,028)
Reallocation of net loss from discontinued operations assuming exchange of Class A LLC Units(1)	—	—	—	(1,995)
Net loss from discontinued operations attributable to holders of Class A Common Stock - diluted	$—	$—	$—	$(4,023)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	8,911,666	11,041,337	8,707,450	10,611,689
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock(5)	8,088,934	13,219,364	7,938,475	13,434,386
Assumed exchange of Exchangeable Secured Notes for shares of Class A Common Stock(2)	—	5,337,928	5,337,928	5,337,928
Assumed conversion of Convertible Notes for shares of Class A Common Stock(3)	—	—	—	—
Assumed conversion of Preferred Stock for shares of Class A Common Stock(4)	—	—	—	—
Additional dilutive shares under the treasury stock method(6)	—	538,618	515,321	768,051
Weighted average shares of Class A Common Stock outstanding - diluted	17,000,600	30,137,247	22,499,174	30,152,054

Diluted earnings (loss) per share
Continuing operations	$(1.28)	$2.13	$0.41	$4.69
Discontinued operations	—	—	—	(0.13)
Diluted earnings (loss) per share	$(1.28)	$2.13	$0.41	$4.56
(1) For the three and six months ended June 30, 2026 and 2025, this adjustment assumes the reallocation of noncontrolling interest income (loss), on an after-tax basis, resulting from the assumed exchange or conversion, if dilutive, of all outstanding Class A LLC Units, Exchangeable Secured Notes, Convertible Notes, and Preferred Stock into shares of Class A Common Stock of FOA as of the beginning of each respective period. The adjustment is calculated using the if-converted method for diluted earnings (loss) per share.

The assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock was dilutive for the three and six months ended June 30, 2026 and 2025. Accordingly, reallocation adjustments of $(22.6) million and $(9.9) million to net income from continuing operations attributable to the controlling interest were included in the numerator of diluted

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
earnings (loss) per share for the three and six months ended June 30, 2026, respectively, compared to $23.8 million and $58.5 million for the three and six months ended June 30, 2025, respectively.

The assumed exchange of all Exchangeable Secured Notes outstanding for shares of Class A Common Stock was anti-dilutive for the three months ended June 30, 2026, but was dilutive for the six months ended June 30, 2026 and the three and six months ended June 30, 2025. Accordingly, the reallocation adjustment of $(5.4) million to net income from continuing operations attributable to the controlling interest was excluded from the numerator of diluted loss per share for the three months ended June 30, 2026. The reallocation adjustment of $(2.3) million was included in the numerator of diluted earnings per share for the six months ended June 30, 2026. Reallocation adjustments of $4.3 million and $12.3 million were included in the numerator of diluted earnings per share for the three and six months ended June 30, 2025, respectively.

The assumed conversion of all Convertible Notes outstanding for shares of Class A Common Stock was anti-dilutive for the three and six months ended June 30, 2026. Accordingly, reallocation adjustments of $(2.6) million and $(1.1) million to net income from continuing operations attributable to the controlling interest were excluded from the numerator of diluted earnings (loss) per share for the three and six months ended June 30, 2026, respectively.

The assumed conversion of all Preferred Stock outstanding for shares of Class A Common Stock was anti-dilutive for the three and six months ended June 30, 2026. Accordingly, reallocation adjustments of $(1.8) million and $(0.8) million to net income from continuing operations attributable to the controlling interest were excluded from the numerator of diluted earnings (loss) per share for the three and six months ended June 30, 2026, respectively.

(2) As the Exchangeable Secured Notes are participating securities, the Company calculates diluted earnings (loss) per share assuming their exchange for shares of Class A Common Stock of FOA using the more dilutive of either the if-converted method or the two-class method. If dilutive, interest expense attributable to the controlling interest related to the Exchangeable Secured Notes, including amortization of debt discount and issuance costs, and net of income tax effects, is added back to the numerator of diluted earnings (loss) per share from continuing operations.
The Company, in its discretion, may elect to settle any exchange of the Exchangeable Secured Notes, in part or in whole, by delivering the cash value of the shares of Class A Common Stock otherwise deliverable upon such exchange. If dilutive, the denominator of diluted earnings (loss) per share assumes that all Exchangeable Secured Notes were converted into Class A Common Stock of FOA at the beginning of the reporting period.

The Company had 5,337,928 potentially dilutive shares related to the Exchangeable Secured Notes for each of the three and six months ended June 30, 2026 and 2025. The potentially dilutive shares related to the Exchangeable Secured Notes were anti-dilutive for the three months ended June 30, 2026 and were excluded from the computation of diluted loss per share. Accordingly, $2.2 million of interest expense related to the Exchangeable Secured Notes, including amortization of debt discount and issuance costs, and net of income tax effects, was not added back to the numerator in calculating diluted loss per share for the three months ended June 30, 2026. The assumed exchange of all Exchangeable Secured Notes outstanding for shares of Class A Common Stock was dilutive for the six months ended June 30, 2026 and the three and six months ended June 30, 2025.

(3) As the Convertible Notes are not participating securities, the Company calculates diluted earnings (loss) per share assuming their conversion into shares of Class A Common Stock of FOA using the if-converted method. If dilutive, the fair value adjustment related to the Convertible Notes, net of income tax effects, is reversed from the numerator of diluted earnings (loss) per share from continuing operations. If dilutive, the denominator of diluted earnings (loss) per share assumes that all Convertible Notes were converted into Class A Common Stock of FOA at the beginning of the reporting period.

The Company had 2,222,222 potentially dilutive shares related to the Convertible Notes for each of the three and six months ended June 30, 2026. The potentially dilutive shares related to the Convertible Notes were anti-dilutive for the three and six months ended June 30, 2026 and were excluded from the computation of diluted earnings (loss) per share. Accordingly, the fair value adjustments of $10.3 million and $3.1 million, net of income tax effects, were not reversed from the numerator in calculating diluted earnings (loss) per share for the three and six months ended June 30, 2026, respectively.

(4) As the Preferred Stock is not a participating security, the Company calculates diluted earnings (loss) per share assuming its conversion into shares of Class A Common Stock of FOA using the if-converted method. If dilutive, the Preferred Stock dividends are added back to the numerator of diluted earnings (loss) per share from continuing operations. If dilutive, the denominator of diluted earnings (loss) per share assumes that all Preferred Stock was converted into Class A Common Stock of FOA at the beginning of the reporting period.

The Company had 1,428,571 potentially dilutive shares related to the Preferred Stock for each of the three and six months ended June 30, 2026. The potentially dilutive shares related to the Preferred Stock were anti-dilutive for the three and six months ended June 30, 2026 and were excluded from the computation of diluted earnings (loss) per share. Accordingly, $1.1

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
million and $2.3 million of Preferred Stock dividends were not added back to the numerator in calculating diluted earnings (loss) per share for the three and six months ended June 30, 2026, respectively.

(5) The exchange agreement between FOA, FOA Equity, and the Equity Capital Unitholders (the “Exchange Agreement”) allows for the exchange of Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, on a one-for-one basis for shares of Class A Common Stock of FOA. For the three and six months ended June 30, 2026 and 2025, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, exchange their Class A LLC Units on a one-for-one basis for shares of Class A Common Stock of FOA.

(6) The Company had 304,818 and 515,321 potentially dilutive shares related to RSUs under the treasury stock method for the three and six months ended June 30, 2026, respectively, compared to 538,618 and 768,051 dilutive shares for the three and six months ended June 30, 2025, respectively. The potentially dilutive shares related to RSUs were anti-dilutive for the three months ended June 30, 2026 and were excluded from the computation of diluted loss per share.

The Company had 1,450,000 potentially dilutive shares related to options under the treasury stock method for both the three and six months ended June 30, 2026, compared to 720,000 potentially dilutive shares for both the three and six months ended June 30, 2025. The potentially dilutive shares related to the options were anti-dilutive for the three and six months ended June 30, 2026 and 2025 and were excluded from the computation of diluted earnings (loss) per share.

17. Subsequent Events
Second Amended and Restated Certificate of Incorporation
On July 31, 2026, the Company’s Second Amended and Restated Certificate of Incorporation (the “A&R Charter”) became effective upon filing with the Delaware Secretary of State. The A&R Charter, among other things, (i) reclassifies the outstanding shares of the Company’s Class B Common Stock such that each holder of outstanding Class A LLC Units holds, following the reclassification, a number of shares of the Company’s Class B Common Stock equal to the number of Class A LLC Units held by such holder, and (ii) provides that each share of the Company’s Class B Common Stock shall have one vote on matters on which the holders of the Company’s Class B Common Stock are entitled to vote.
As a result of these amendments, the number of outstanding shares of Class B Common Stock corresponds on a one-for-one basis with the number of outstanding Class A LLC Units. The amendments did not affect the economic ownership interests of the Company’s stockholders or holders of Class A LLC Units and did not result in dilution of existing stockholders.
A&R LFH Promissory Note
On August 4, 2026, FAR entered into an amended and restated version of the LFH Promissory Note (the “A&R LFH Promissory Note”) with LFH. The A&R LFH Promissory Note provides for an uncommitted revolving facility of up to $20.0 million, provided that FAR can request that LFH grant a one-time temporary (not greater than 90 days) increase in the facility size by an amount no greater than $30.0 million (resulting in an uncommitted revolving facility of up to $50.0 million). The A&R LFH Promissory Note accrues interest at a rate of 10% per annum and matures on August 4, 2027. The A&R LFH Promissory Note contains certain covenants and customary events of default.

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
Through FAR, the Company originates, acquires, and services (in partnership with third-party subservicers) home equity conversion mortgage (“HECM”) loans, which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, and non-agency reverse mortgage loans, which are not insured by the FHA. We have launched several non-agency reverse mortgage loan products to serve the U.S. senior population. At the same time, we continuously look to develop and launch new products to satisfy this vast and largely underserved market. For example, we previously launched a non-agency second lien reverse mortgage loan product, second in priority behind the first lien of an existing traditional mortgage loan or home equity line of credit collateralized by the same mortgaged property. This second lien product has enabled us to serve borrowers who already have and desire to maintain a low-rate primary mortgage but want the convenience of a flexible second lien loan with no required monthly principal and interest payments. In April 2026, FOA rolled out a new second lien reverse mortgage line of credit, which is a non-revolving, multi-draw product that allows borrowers to tap their equity at the times and in the amounts that precisely suit their needs. We are also pursuing partnerships with mortgage servicers to make our second lien reverse mortgage loan products available to their eligible traditional mortgage customers with a streamlined approval process, which we expect to broaden the reach of, and raise originations volumes for, the second lien product. Additionally, in 2026, we commenced originating certain traditional home equity loan products. This marks the first time that we have originated traditional home equity loans and enables us to serve potential borrowers who need higher loan-to-value solutions than those provided by our suite of reverse mortgage loan products. Further, in December 2025, we announced a strategic partnership with funds managed by Blue Owl Capital, Inc., which includes a joint innovation and product-development initiative focused on the continuous rollout of new, differentiated financial products tailored for people looking to maximize freedom, security, and opportunity throughout their retirement. These efforts exemplify our commitment to meet and serve new kinds of borrowers. We are a leader in this market and we are focused on developing and offering products for borrowers with interest in using home equity-based financing solutions as retirement planning tools, which we believe will continue to increase our addressable customer base and ultimately raise our origination volumes.
We originate reverse mortgage loans through a retail channel (consisting primarily of a centralized retail platform) and a third-party originator (“TPO”) channel (consisting primarily of a network of mortgage brokers). In 2026, we have also begun originating traditional home equity loans initially through an artificial intelligence (“AI”) platform provided by the Better Home & Finance Holding Company (“Better”). In 2025 and 2026, we have continued to take steps to enhance our marketing and digital capabilities. In the first quarter of 2025, we completed the migration of our telephony platform, and we have continued to enhance its performance. In the second quarter of 2025, we launched and transitioned to our new brand platform, “A Better Way with FOA,” alongside the launch of a national advertising campaign, which integrates a mix of traditional and online mediums. This represents a shift in marketing strategy designed to enhance brand visibility and connect with a new generation of customers through modernized messaging that reflects the real-life goals and aspirations of today’s senior homeowners. We have also continued to enhance our digital capabilities by leveraging automated digital tools to improve efficiency and the overall ease of transacting. In June 2025, we launched a digital pre-qualification tool for certain products that can deliver a three-minute pre-qualification experience, setting a new benchmark for speed and customer engagement in the industry. In the fourth quarter of 2025, we launched “Joy,” our AI-powered customer ambassador chatbot, to provide consumer support over the telephone. In 2026, we expanded Joy’s capabilities, including enabling Joy to provide consumer support via the exchange of online instant messages, and separately implemented SMS engagement tools for sales teams. These efforts have culminated in the launch of Helix, our proprietary, industry first end-to-end platform that connects how we acquire, evaluate, and move customers through the loan origination process, with Joy operating as the AI layer across that system. Additionally, in 2025, we engaged in efforts to refine the systems used by our mortgage broker partners to improve the efficiency and ease of originations via our TPO channel. We believe that these efforts have and will (i) increase brand and product recognition among customers and mortgage brokers, (ii) improve overall customer experience, and (iii) ultimately raise our origination volumes.
We are engaging in strategic partnerships in an effort to expand the reach of our products. In October 2025 we announced a strategic partnership with Better, pursuant to which we have begun to originate traditional home equity loans through Better’s AI platform and serve as Better’s reverse mortgage origination partner, including both HECM loans and non-agency reverse mortgage loans. Better is initially leveraging traditional platforms to offer these products; however our goal for this collaboration is to allow us to integrate our reverse mortgage products into a unified digital experience. Additionally, following the closing of the OMC Transaction described below, we are engaging with Onity Mortgage Corporation (formerly known as PHH Mortgage Corporation) (“OMC”) to make our non-agency second lien reverse mortgage loan product available to OMC’s eligible traditional mortgage customers with a streamlined approval process. We are also pursuing partnerships with additional mortgage servicers to make our non-agency second lien reverse mortgage loan product available to their eligible traditional mortgage customers with a streamlined approval process. We believe that these efforts will significantly broaden the reach of our products and ultimately raise our origination volumes.
Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM loans into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which the Government National Mortgage Association (“Ginnie Mae”) guarantees, and sell HMBS in the secondary market while retaining the rights to service the HECM loans. When HECM loans are not eligible for securitization into HMBS or are required to be bought out of a pool of HECM loans previously securitized into HMBS, we convey the

HECM loans to the United States Department of Housing and Urban Development (“HUD”) or liquidate them in accordance with program requirements, securitize them into privately placed mortgage-backed securities (“MBS”), or hold them for investment. In November 2024, Ginnie Mae announced the finalized term sheet for its HMBS 2.0 program. If implemented, the HMBS 2.0 program will enable us to securitize into HMBS additional HECM loans that are required to be bought out of pools of HECM loans securitized pursuant to Ginnie Mae’s existing HMBS program or otherwise not eligible for securitization pursuant to Ginnie Mae’s existing HMBS program (subject to expanded eligibility parameters applicable to the HMBS 2.0 program), increasing the HECM loans that we are able to securitize into HMBS. We either securitize non-agency reverse mortgage loans into MBS sold to investors or sell them as whole loans to investors, while retaining the right to service the loans. We may also decide to strategically hold certain non-agency reverse mortgage loans for investment. We sell traditional home equity loans as whole loans to investors on a servicing released basis. The capabilities provided by the Portfolio Management segment allowed us to complete several sales and issuances of MBS backed by our loan products in 2025 and the first half of 2026, including a nearly $2 billion securitization of non-agency reverse mortgage loans in September 2025, the largest in Company history. This demonstrates the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.

Asset Acquisition
On June 30, 2026, FAR completed the acquisition of certain assets and assumed certain liabilities of OMC related to OMC’s reverse mortgage loan origination and servicing business (the “OMC Transaction”). The acquired assets included a portfolio of mortgage servicing rights (“MSR”) associated with HECM loans and certain reverse mortgage loan origination assets, including OMC’s reverse mortgage loan pipeline. Participation interests in such HECM loans had previously been pooled into HMBS, and the Company assumed the HMBS related obligations as part of the OMC Transaction. The OMC Transaction was completed pursuant to an Asset Purchase Agreement, a Reverse Mortgage Servicing Rights Purchase and Sale Agreement, and a Mortgage Loan Sale Agreement, each originally entered into on November 17, 2025, with the Asset Purchase Agreement and Reverse Mortgage Servicing Rights Purchase and Sale Agreement subsequently amended on April 30, 2026. Refer to Note 3 - Asset Acquisition in the Notes to Condensed Consolidated Financial Statements for additional information.

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

Results of Operations
Consolidated Results
The following table presents our consolidated operating results from continuing operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Portfolio interest income:
Interest income	$490,075	$481,800	$957,678	$962,402
Interest expense	(435,160)	(422,336)	(836,493)	(832,503)
Net portfolio interest income	54,915	59,464	121,185	129,899

Other income (expense):
Net origination gains	66,576	56,058	127,463	102,096
Gains on securitization of HECM tails, net	13,620	10,855	25,287	21,336
Fair value changes from model amortization	(36,199)	(35,456)	(68,219)	(76,412)
Fair value changes from market inputs or model assumptions	(31,543)	94,939	(11,619)	183,202
Net fair value changes on loans and related obligations	12,454	126,396	72,912	230,222
Fee income	7,454	6,739	13,566	13,085
Non-funding interest expense, net	(12,342)	(15,223)	(25,040)	(30,135)
Net other income (expense)	7,566	117,912	61,438	213,172

Total revenues	62,481	177,376	182,623	343,071

Expenses
Salaries, benefits, and related expenses	42,267	36,974	84,871	70,904
Loan production and portfolio related expenses	15,034	9,462	32,700	20,792
Loan servicing expenses	7,743	7,525	15,189	15,266
Marketing and advertising expenses	17,214	12,265	30,553	22,996
Amortization and depreciation	9,929	9,654	19,781	19,312
General and administrative expenses	13,902	13,180	28,361	26,159
Total expenses	106,089	89,060	211,455	175,429
Other, net	(27,448)	(6,361)	(5,967)	(3,994)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(71,056)	$81,955	$(34,799)	$163,648
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

The following table presents the components of net interest income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Interest income on mortgage loans	$484,741	$478,321	$946,228	$955,923
Other interest income	5,334	3,479	11,450	6,479
Total portfolio interest income	490,075	481,800	957,678	962,402
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(412,390)	(400,468)	(790,806)	(793,371)
Interest expense on other financing lines of credit	(22,770)	(21,868)	(45,687)	(39,132)
Total portfolio interest expense	(435,160)	(422,336)	(836,493)	(832,503)
Net portfolio interest income	54,915	59,464	121,185	129,899

Non-funding interest expense, net	(12,342)	(15,223)	(25,040)	(30,135)

Net interest income	$42,573	$44,241	$96,145	$99,764
(1) Interest expense on HMBS and nonrecourse obligations includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.

For the three months ended June 30, 2026 versus the three months ended June 30, 2025
Net income (loss) from continuing operations before income taxes decreased $153.0 million primarily as a result of the following:
•Fair value changes from market inputs or model assumptions decreased $126.5 million primarily due to net changes in interest rates, yields, home price appreciation, and other inputs, which generated net fair value losses during the three months ended June 30, 2026 compared to net fair value gains during the 2025 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Net origination gains increased $10.5 million as a result of higher reverse mortgage loan origination volumes. We recognized $66.6 million in net origination gains on loan originations of $730.0 million for the three months ended June 30, 2026 compared to $56.1 million in net origination gains on loan originations of $602.3 million for the comparable 2025 period.
•Non-funding interest expense, net, decreased $2.9 million during the three months ended June 30, 2026 compared to the 2025 period primarily due to lower outstanding balances on our working capital promissory notes and senior notes, as well as a lower interest rate on our remaining promissory note.
•Total expenses increased $17.0 million primarily due to increases in salaries, benefits, and related expenses as a result of higher compensation resulting from increased loan production, an increase in marketing and advertising expenses related to our investment in marketing for future volume growth, and an increase in loan portfolio related expenses as a result of higher securitization expenses and increased loan production. We issued $1.2 billion of notes during the three months ended June 30, 2026 compared to $0.9 billion for the 2025 period.
•Other, net, decreased $21.1 million primarily due to a $24.3 million loss on convertible notes resulting from the increase in FOA’s stock price from $16.60 to $27.52 during the three months ended June 30, 2026, as well as valuation changes in certain non-operating assets and deferred purchase price liabilities.

For the six months ended June 30, 2026 versus the six months ended June 30, 2025
Net income (loss) from continuing operations before income taxes decreased $198.4 million primarily as a result of the following:
•Fair value changes from market inputs or model assumptions decreased $194.8 million primarily due to net changes in interest rates, yields, home price appreciation, and other inputs, which generated net fair value losses during the six months ended June 30, 2026 compared to net fair value gains during the 2025 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Net portfolio interest income decreased $8.7 million due to a higher cost of funds within our securitized financing portfolio, which was partially offset by increased gains on extinguishment of debt related to the purchases of securities that were previously issued by consolidated trusts. Fair value changes from model amortization improved $8.2 million primarily due to higher accreted yield on the Company’s residual interests during the six months ended June 30, 2026 compared to the 2025 period.
•Net origination gains increased $25.4 million as a result of higher reverse mortgage loan origination volumes and higher margins. We recognized $127.5 million in net origination gains on reverse mortgage loan originations of $1.3 billion for the six months ended June 30, 2026 compared to $102.1 million in net origination gains on loan originations of $1.2 billion for the comparable 2025 period.
•Non-funding interest expense, net, decreased $5.1 million during the six months ended June 30, 2026 compared to the 2025 period primarily due to lower outstanding balances on our working capital promissory notes and senior notes, as well as a lower interest rate on our remaining promissory note.
•Total expenses increased $36.0 million primarily due to increases in salaries, benefits, and related expenses as a result of higher compensation resulting from increased loan production, as well as increased headcount to support the Company’s investment in our technology initiatives, an increase in marketing and advertising expenses related to our investment in marketing for future volume growth, and an increase in loan portfolio related expenses as a result of higher securitization expenses and increased loan production. We issued $2.9 billion of notes during the six months ended June 30, 2026 compared to $1.7 billion for the 2025 period.

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

Segment Results
Revenues and fees are directly attributed to their respective segments at the time services are performed. Revenues generated on inter-segment services performed are valued based on estimated market value. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the three and six months ended June 30, 2026 and 2025. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.

Retirement Solutions Segment
The following table presents our Retirement Solutions segment’s results (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net origination gains	$66,576	$56,058	$127,463	$102,096
Fee income	7,273	6,289	13,015	11,972
Total revenues	73,849	62,347	140,478	114,068
Total expenses	63,669	51,974	120,385	100,436
NET INCOME BEFORE INCOME TAXES	$10,180	$10,373	$20,093	$13,632

Key Metrics
The following table presents our Retirement Solutions segment’s key metrics (in thousands, except units):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Reverse mortgage loan origination volume
Loan origination volume(1)	$729,957	$602,279	$1,326,043	$1,162,957
Loan origination volume - tails(2)	235,273	229,260	461,741	465,780
Total loan origination volume	$965,230	$831,539	$1,787,784	$1,628,737
Reverse mortgage loan origination volume - units(1)	3,070	2,488	5,554	4,772

Reverse mortgage loan origination volume - by channel(1)
TPO	$456,813	$398,489	$836,451	$783,045
Retail	273,144	203,790	489,592	379,912
Total reverse mortgage loan origination volume	$729,957	$602,279	$1,326,043	$1,162,957
(1) Loan origination volume consists of initial reverse mortgage loan borrowing amounts.
(2) Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances, which are added to the balance of the reverse mortgage loans and which we are able to subsequently securitize.

Revenues
The following table presents the components of our Retirement Solutions segment’s total revenues (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net origination gains:
TPO	$61,656	$52,299	$115,686	$96,963
Retail	31,815	22,076	61,057	40,215
Acquisition costs	(26,895)	(18,317)	(49,280)	(35,082)
Total net origination gains	66,576	56,058	127,463	102,096
Fee income	7,273	6,289	13,015	11,972
Total revenues	$73,849	$62,347	$140,478	$114,068

For the three months ended June 30, 2026 versus the three months ended June 30, 2025
Total revenues increased $11.5 million or 18.4% as a result of the following:
•Net origination gains increased $10.5 million or 18.8% as a result of higher reverse mortgage loan origination volumes. We originated $730.0 million of reverse mortgage loans for the three months ended June 30, 2026, an increase of 21.2%, compared to $602.3 million for the comparable 2025 period.

For the six months ended June 30, 2026 versus the six months ended June 30, 2025
Total revenues increased $26.4 million or 23.2% as a result of the following:
•Net origination gains increased $25.4 million or 24.8% as a result of higher reverse mortgage loan origination volumes and higher margins. We originated $1.3 billion of reverse mortgage loans for the six months ended June 30, 2026, an increase of 14.0%, compared to $1.2 billion for the comparable 2025 period. During the six months ended June 30, 2026, the weighted average margin on reverse mortgage loan production was 9.6% compared to 8.8% in the 2025 period, an increase of 0.8%.

Expenses
The following table presents the components of our Retirement Solutions segment’s total expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Salaries	$17,469	$14,725	$34,052	$29,067
Commissions and bonuses	7,897	6,196	14,015	11,120
Other salary related expenses	3,014	2,432	6,026	5,018
Total salaries, benefits, and related expenses	28,380	23,353	54,093	45,205

Loan production expenses	2,905	1,251	4,839	2,777
Marketing and advertising expenses	17,188	12,257	30,527	22,987
Amortization and depreciation	9,409	9,327	18,818	18,657
General and administrative expenses	5,787	5,786	12,108	10,810
Total expenses	$63,669	$51,974	$120,385	$100,436

For the three months ended June 30, 2026 versus the three months ended June 30, 2025
Total expenses increased $11.7 million or 22.5% as a result of the following:
•Total salaries, benefits, and related expenses increased $5.0 million primarily due to higher compensation resulting from increased loan production.
•Marketing and advertising expenses increased $4.9 million related to our investment in marketing for future volume growth.

For the six months ended June 30, 2026 versus the six months ended June 30, 2025
Total expenses increased $19.9 million or 19.9% as a result of the following:
•Total salaries, benefits, and related expenses increased $8.9 million primarily due to higher compensation resulting from increased loan production.
•Marketing and advertising expenses increased $7.5 million related to our investment in marketing for future volume growth.

Portfolio Management Segment
The following table presents our Portfolio Management segment’s results (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Portfolio interest income:
Interest income	$490,075	$481,800	$957,678	$962,402
Interest expense	(435,160)	(422,336)	(836,493)	(832,503)
Net portfolio interest income	54,915	59,464	121,185	129,899

Other income (expense):
Gains on securitization of HECM tails, net	13,620	10,855	25,287	21,336
Fair value changes from model amortization	(36,199)	(35,456)	(68,219)	(76,412)
Fair value changes from market inputs or model assumptions	(31,543)	94,939	(11,619)	183,202
Net fair value changes on loans and related obligations	(54,122)	70,338	(54,551)	128,126
Fee income	304	573	797	1,359
Net other income (expense)	(53,818)	70,911	(53,754)	129,485
Total revenues	1,097	130,375	67,431	259,384
Total expenses	27,383	22,271	57,330	46,002
NET INCOME (LOSS) BEFORE INCOME TAXES	$(26,286)	$108,104	$10,101	$213,382

The following table presents the assets and liabilities in our Portfolio Management segment (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$54,159	$33,028
Restricted cash	254,890	234,885
Loans held for investment, subject to HMBS related obligations, at fair value	25,044,536	19,135,403
Loans held for investment, subject to nonrecourse debt, at fair value	10,928,261	10,026,177
Loans held for investment, at fair value	516,892	870,081
Other assets, net	243,423	158,944
Total earning assets	37,042,161	30,458,518

HMBS related obligations, at fair value	24,717,687	18,912,226
Nonrecourse debt, at fair value	10,641,380	9,736,493
Other financing lines of credit	1,054,766	1,187,699
Payables and other liabilities	14,500	55,524
Total financing of portfolio	36,428,333	29,891,942

Net carrying value of earning assets	$613,828	$566,576

Key Metrics
The following tables present our Portfolio Management segment’s key metrics (dollars in thousands):

	June 30, 2026	December 31, 2025
Reverse Mortgage Loans
Active unpaid principal balance (“UPB”)	$33,535,797	$27,833,679
Due and payable	740,932	516,618
Foreclosure	709,984	559,300
Claims pending	116,421	98,477
Ending UPB	$35,103,134	$29,008,074
Loan count	108,861	88,493
Average UPB	$322	$328
Weighted average coupon	6.60%	6.71%
Weighted average age (in months)	52	50
Percentage of UPB in foreclosure	2.0%	1.9%

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Capital Markets Transactions
Number of securitizations	1	2	4	3
Notes issued	$1,164,082	$856,566	$2,892,063	$1,733,258

Revenues
The following table presents the components of our Portfolio Management segment’s total revenues (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Portfolio interest income:
Interest income	$490,075	$481,800	$957,678	$962,402
Interest expense	(435,160)	(422,336)	(836,493)	(832,503)
Net portfolio interest income	54,915	59,464	121,185	129,899

Other income (expense):
Gains on securitization of HECM tails, net	13,620	10,855	25,287	21,336
Fair value changes from model amortization	(36,199)	(35,456)	(68,219)	(76,412)
Fair value changes from market inputs or model assumptions	(31,543)	94,939	(11,619)	183,202
Net fair value changes on loans and related obligations	(54,122)	70,338	(54,551)	128,126
Fee income	304	573	797	1,359
Net other income (expense)	(53,818)	70,911	(53,754)	129,485
Total revenues	$1,097	$130,375	$67,431	$259,384
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
The following table presents the components of net portfolio interest income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Interest income on mortgage loans	$484,741	$478,321	$946,228	$955,923
Other interest income	5,334	3,479	11,450	6,479
Total portfolio interest income	490,075	481,800	957,678	962,402
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(412,390)	(400,468)	(790,806)	(793,371)
Interest expense on other financing lines of credit	(22,770)	(21,868)	(45,687)	(39,132)
Total portfolio interest expense	(435,160)	(422,336)	(836,493)	(832,503)
Net portfolio interest income	$54,915	$59,464	$121,185	$129,899
(1) Interest expense on HMBS and nonrecourse obligations includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.

For the three months ended June 30, 2026 versus the three months ended June 30, 2025
Total revenues decreased $129.3 million as a result of the following:
•Fair value changes from market inputs or model assumptions decreased $126.5 million primarily due to net changes in interest rates, yields, home price appreciation, and other inputs, which generated net fair value losses during the three months ended June 30, 2026 compared to net fair value gains during the 2025 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.

For the six months ended June 30, 2026 versus the six months ended June 30, 2025
Total revenues decreased $192.0 million as a result of the following:
•Fair value changes from market inputs or model assumptions decreased $194.8 million primarily due to net changes in interest rates, yields, home price appreciation, and other inputs, which generated net fair value losses during the six months ended June 30, 2026 compared to net fair value gains during the 2025 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Net portfolio interest income decreased $8.7 million due to a higher cost of funds within our securitized financing portfolio, which was partially offset by increased gains on extinguishment of debt related to the purchases of securities that were previously issued by consolidated trusts. Fair value changes from model amortization improved $8.2 million primarily due to higher accreted yield on the Company’s residual interests during the six months ended June 30, 2026 compared to the 2025 period.

Expenses
The following table presents the components of our Portfolio Management segment’s total expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Salaries	$3,320	$2,899	$6,564	$5,705
Commissions and bonuses	502	469	987	911
Other salary related expenses	478	357	1,047	741
Total salaries, benefits, and related expenses	4,300	3,725	8,598	7,357

Loan portfolio related expenses	12,129	8,211	27,861	18,015
Loan servicing expenses	7,743	7,525	15,189	15,266
Amortization and depreciation	5	16	10	34
General and administrative expenses	3,206	2,794	5,672	5,330
Total expenses	$27,383	$22,271	$57,330	$46,002

For the three months ended June 30, 2026 versus the three months ended June 30, 2025
Total expenses increased $5.1 million or 23.0% as a result of the following:
•Loan portfolio related expenses increased $3.9 million due to higher securitization expenses during the three months ended June 30, 2026 compared to the 2025 period. We issued $1.2 billion of notes during the three months ended June 30, 2026 compared to $0.9 billion for the 2025 period.

For the six months ended June 30, 2026 versus the six months ended June 30, 2025
Total expenses increased $11.3 million or 24.6% as a result of the following:
•Loan portfolio related expenses increased $9.8 million due to higher securitization expenses during the six months ended June 30, 2026 compared to the 2025 period. We issued $2.9 billion of notes during the six months ended June 30, 2026 compared to $1.7 billion for the 2025 period.

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
The following table presents Corporate and Other results (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Fee income	$(123)	$(123)	$(246)	$(246)
Non-funding interest expense, net	(12,342)	(15,223)	(25,040)	(30,135)
Total revenues	(12,465)	(15,346)	(25,286)	(30,381)
Total expenses	15,037	14,815	33,740	28,991
Other, net	(27,448)	(6,361)	(5,967)	(3,994)
NET LOSS BEFORE INCOME TAXES	$(54,950)	$(36,522)	$(64,993)	$(63,366)
The following table presents the components of Corporate and Other total expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Salaries and bonuses	$15,167	$14,202	$32,626	$26,974
Other salary related expenses	2,548	2,150	5,809	4,280
Shared services - payroll allocations	(8,128)	(6,456)	(16,255)	(12,912)
Total salaries, benefits, and related expenses	9,587	9,896	22,180	18,342

Marketing and advertising expenses	26	8	26	9
Amortization and depreciation	515	311	953	621

Communications and data processing and other expenses	4,809	4,419	9,892	9,941
Professional and consulting fees	3,413	3,517	7,315	6,750
Shared services - general and administrative allocations	(3,313)	(3,336)	(6,626)	(6,672)
Total general and administrative expenses	4,909	4,600	10,581	10,019

Total expenses	$15,037	$14,815	$33,740	$28,991

For the three months ended June 30, 2026 versus the three months ended June 30, 2025
Total revenues improved $2.9 million as a result of the following:
•Non-funding interest expense, net, decreased $2.9 million during the three months ended June 30, 2026 compared to the 2025 period primarily due to lower outstanding balances on our working capital promissory notes and senior notes, as well as a lower interest rate on our remaining promissory note.
Other, net, decreased $21.1 million primarily due to a $24.3 million loss on convertible notes resulting from the increase in FOA’s stock price from $16.60 to $27.52 during the three months ended June 30, 2026, as well as valuation changes in certain non-operating assets and deferred purchase price liabilities.

For the six months ended June 30, 2026 versus the six months ended June 30, 2025
Total revenues improved $5.1 million as a result of the following:
•Non-funding interest expense, net, decreased $5.1 million during the six months ended June 30, 2026 compared to the 2025 period primarily due to lower outstanding balances on our working capital promissory notes and senior notes, as well as a lower interest rate on our remaining promissory note.
Total expenses increased $4.7 million or 16.4% as a result of the following:
•Salaries, benefits, and related expenses, net of shared services allocations, increased $3.8 million for the six months ended June 30, 2026 when compared to the 2025 period primarily due to increased headcount to support the Company’s investment in our technology initiatives.

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
Adjusted Earnings Per Share
We define adjusted earnings per share as adjusted net income (defined above) plus interest expense on the exchangeable senior secured notes (the “Exchangeable Secured Notes”), net of a tax effect, if dilutive for adjusted earnings per share, divided by the weighted average shares outstanding, which includes outstanding Class A Common Stock plus the Class A LLC units of FOA Equity (“Class A LLC Units”) owned by the noncontrolling interest on an if-converted basis, the exchange of the Exchangeable Secured Notes on an if-converted basis if they are dilutive for adjusted earnings per share, the conversion of the Convertible Notes on an if-converted basis, the conversion of the Preferred Stock on an if-converted basis, and any shares under the treasury stock method.
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

Reconciliation to GAAP
The following table presents a reconciliation of net income (loss) from continuing operations to adjusted net income and adjusted EBITDA, as well as adjusted earnings per share, tangible equity, and tangible equity per share (in thousands, except for share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Reconciliation of net income (loss) from continuing operations to adjusted net income and adjusted EBITDA
Net income (loss) from continuing operations	$(28,852)	$79,823	$6,312	$159,573
Add back: (Provision) benefit for income taxes	42,204	(2,132)	41,111	(4,075)
Net income (loss) from continuing operations before income taxes	(71,056)	81,955	(34,799)	163,648
Adjustments for:
Changes in fair value(1)	83,996	(75,514)	68,947	(151,324)
Amortization of intangible assets	9,297	9,297	18,594	18,594
Equity-based compensation	3,362	2,647	6,786	4,804
Certain non-recurring costs	780	717	1,977	924
Adjusted net income before income taxes	26,379	19,102	61,505	36,646
Provision for income taxes	(6,938)	(5,066)	(16,178)	(9,680)
Adjusted net income	19,441	14,036	45,327	26,966
Provision for income taxes	6,938	5,066	16,178	9,680
Depreciation	632	357	1,187	718
Interest expense on non-funding debt	7,853	10,878	16,204	21,940
Adjusted EBITDA	$34,864	$30,337	$78,896	$59,304

GAAP PER SHARE MEASURES
Net income from continuing operations attributable to holders of Class A Common Stock	$927	$34,923	$17,309	$67,160
Basic weighted average shares outstanding	8,911,666	11,041,337	8,707,450	10,611,689
Basic earnings per share from continuing operations	$0.10	$3.16	$1.99	$6.33
If-converted method net income (loss) from continuing operations	$(21,684)	$64,205	$9,281	$141,441
Diluted weighted average shares outstanding	17,000,600	30,137,247	22,499,174	30,152,054
Diluted earnings (loss) per share from continuing operations	$(1.28)	$2.13	$0.41	$4.69

NON-GAAP PER SHARE MEASURES
Adjusted net income	$19,441	$14,036	$45,327	$26,966
Exchangeable Secured Notes interest expense(2)	2,717	2,650	5,391	5,259
Total	$22,158	$16,686	$50,718	$32,225
Weighted average shares outstanding	26,294,139	30,137,247	26,149,967	30,152,054
Adjusted earnings per share	$0.84	$0.55	$1.94	$1.07

	June 30, 2026	December 31, 2025
GAAP Book Value Per Common Share
Total equity	$406,705	$395,627
Less: Preferred Stock	50,000	50,000
Less: Noncontrolling interest	60,048	71,755
Total equity attributable to common stock	$296,657	$273,872
Class A Common Stock outstanding	8,936,570	7,899,344
Book value per common share	$33.20	$34.67

Non-GAAP Tangible Equity Per Share
Total equity	$406,705	$395,627
Less: Intangible assets, net	161,020	179,615
Tangible equity	$245,685	$216,012
Class A Common Stock outstanding	8,936,570	7,899,344
Class A LLC Units (if-converted to Class A Common Stock)	8,088,934	8,381,821
Preferred Stock (if-converted to Class A Common Stock)	1,428,571	1,428,571
Adjusted Class A Common Stock outstanding	18,454,075	17,709,736
Tangible equity per share	$13.31	$12.20
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
Cash Flows
The following table presents amounts from our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six months ended
	June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(314,125)	$(188,555)
Investing activities	50,301	183,472
Financing activities	279,643	(60,226)
Effect of exchange rate changes on cash and cash equivalents	—	(7)
Net increase (decrease) in cash and cash equivalents and restricted cash	$15,819	$(65,316)
Net decrease in cash and cash equivalents	$(4,225)	$(907)
Net increase (decrease) in restricted cash	20,044	(64,409)
Our cash and cash equivalents and restricted cash increased by $15.8 million for the six months ended June 30, 2026 compared to a decrease of $65.3 million during the comparable period in 2025. Our cash and cash equivalents, excluding restricted cash, decreased $4.2 million for the six months ended June 30, 2026 compared to a decrease of $0.9 million during the comparable period in 2025.
Operating Cash Flow
Cash flows from operating activities decreased by $125.6 million for the six months ended June 30, 2026 compared to the corresponding 2025 period, which was primarily attributable to an increase in cash used for originations of loans held for sale, net of proceeds on sale.
Investing Cash Flow
The decrease of $133.2 million in cash flows from our investing activities during the six months ended June 30, 2026 compared to the 2025 period was primarily attributable to a $195.8 million decrease in proceeds/payments on loans held for investment, net of cash used for purchases and originations, and a $91.8 million cash outlay for the OMC Transaction. This was partially offset by a $152.6 million increase in proceeds/payments on loans held for investment, subject to nonrecourse debt, net of cash used for purchases and originations.
Financing Cash Flow
The increase of $339.9 million in cash flows from our financing activities during the six months ended June 30, 2026 compared to the 2025 period was primarily driven by a $564.0 million increase in proceeds from nonrecourse debt, net of payments, and a $110.6 million decrease in payments on HMBS related obligations, net of proceeds. This was partially offset by a $291.1 million increase in payments on other financing lines of credit, net of proceeds, $41.6 million of cash used for the repurchase of Class A Common Stock and Class A LLC Units, and $2.3 million of cash used for dividends paid on the Preferred Stock.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. These covenants are measured at FAH or FAR. The Company was in compliance with the financial covenants as of June 30, 2026. Refer to Note 9 - Other Financing Lines of Credit in the Notes to Condensed Consolidated Financial Statements for additional information.

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
As of June 30, 2026, FAR was in compliance with the minimum net worth, liquidity, capitalization levels, and insurance requirements of Ginnie Mae. FAR’s actual ratio of adjusted net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations do not meet the requirements of sale accounting and are not derecognized upon date of transfer. As a result, the Company accounts for HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations as secured borrowings and continues to recognize the loans as held for investment, subject to HMBS related obligations or nonrecourse debt, along with the corresponding liability for the HMBS related obligations or nonrecourse debt. Based on this, FAR requested and received a waiver for the minimum outstanding capital requirements from Ginnie Mae. Therefore, FAR was in compliance with all Ginnie Mae requirements.
In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of June 30, 2026, FAR was in compliance with applicable requirements.
Refer to Note 14 - Liquidity and Capital Requirements in the Notes to Condensed Consolidated Financial Statements for additional information.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of June 30, 2026, our total debt obligations were $36.8 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
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
As of June 30, 2026, we had HMBS related obligations of $24.7 billion and HECM loans pledged as collateral to the pools of $25.0 billion, both recorded at fair value.
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
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program, which include non-agency reverse mortgage loans and HECM buyouts. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings, with the loan assets and liabilities included in the Condensed Consolidated Statements of Financial Condition as Loans held for investment, subject to nonrecourse debt, at fair value, and Nonrecourse debt, at fair value, respectively. As of June 30, 2026, we had nonrecourse debt-related borrowings of $10.6 billion and loans held for investment pledged as collateral for the nonrecourse debt of $10.9 billion, both recorded at fair value.
Refer to Note 8 - Nonrecourse Debt, at Fair Value, in the Notes to Condensed Consolidated Financial Statements for additional information.
Other Financing Lines of Credit
Mortgage Warehouse Facilities
As of June 30, 2026, we had $1.0 billion in warehouse lines of credit capacity primarily collateralized by first and second lien mortgages, with a $507.9 million aggregate principal amount drawn through nine funding facility arrangements with eight active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans, or as loan and security agreements under which eligible loans are pledged to the lender as collateral. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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
The following table presents additional information about our warehouse facilities as of June 30, 2026 (in thousands):

Warehouse Facilities	Maturity Date	Total Capacity	Outstanding Balance
Committed	September 2026 - June 2027	$350,000	$266,072
Uncommitted	August 2026 - June 2027	655,000	241,868
Total warehouse facilities		$1,005,000	$507,940
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
Other Secured Lines of Credit
As of June 30, 2026, we collectively had $650.5 million in additional secured facilities with $546.8 million aggregate principal amount drawn through credit agreements or master repurchase agreements with seven funding facility arrangements and five active lenders. These facilities are secured by, among other things, eligible asset-backed securities, HECM MSR, and unsecuritized tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we are generally required to transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under the facilities, we generally transfer the assets at a haircut, which serves as the primary credit enhancement for the lender.

The following table presents additional information about our other secured lines of credit as of June 30, 2026 (in thousands):

Other Secured Lines of Credit	Maturity Date	Total Capacity	Outstanding Balance
Committed	Various(1)	$540,526	$506,680
Uncommitted	October 2026 - March 2027	110,000	40,146
Total other secured lines of credit		$650,526	$546,826
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
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with all financial covenants as of June 30, 2026.
Refer to Note 9 - Other Financing Lines of Credit in the Notes to Condensed Consolidated Financial Statements for additional information.
Notes Payable
The following table presents the principal amount and other information related to our notes payable as of June 30, 2026 (dollars in thousands):

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
LFH Promissory Note
FAR has an unsecured revolving working capital promissory note with Libman Family Holdings, LLC (the “LFH Promissory Note”), an affiliate of the Company, which provides for an uncommitted revolving facility of up to $20.0 million. The LFH Promissory Note accrues interest at a rate of 10% per annum. On August 4, 2026, the LFH Promissory Note was amended and restated to extend its maturity date from August 4, 2026 to August 4, 2027. Refer to Note 17 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.
As of June 30, 2026, the Company was in compliance with all required covenants of our notes payable.
Refer to Note 15 - Related Party Transactions in the Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments
The following table presents our contractual obligations as of June 30, 2026 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Nonrecourse debt	$10,995,493	$2,715,528	$2,301,941	$2,185,504	$3,792,520
Warehouse lines of credit	507,940	507,940	—	—	—
Other secured lines of credit	546,826	90,146	46,154	—	410,526
Notes payable(1)	357,547	170,754	40,000	146,793	—
Operating leases	29,723	5,266	7,930	6,746	9,781
Total	$12,437,529	$3,489,634	$2,396,025	$2,339,043	$4,212,827
(1) Amounts represent principal balances and exclude unamortized debt discount and issuance costs, as well as fair value adjustments related to the Convertible Notes. The Company may extend the maturity date of a portion of the $150.8 million principal balance of the Senior Secured Notes to November 30, 2027. In addition, subsequent to June 30, 2026, the LFH Promissory Note was amended and restated to extend its maturity date from August 4, 2026 to August 4, 2027. Refer to Note 17 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.
In addition to the contractual obligations above, we have also been involved in securitizations of HECM loans that were structured as secured borrowings. These structures resulted in us recording the securitized loans in the Condensed Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS related obligations. The timing of the principal payments on this nonrecourse debt depends on the payments received on the underlying mortgage loans and the liquidation of real estate owned properties. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $23.4 billion as of June 30, 2026.
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

The following table presents the estimated change in the fair value of our significant assets and liabilities sensitive to interest rates as of June 30, 2026 (in thousands):

	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Loans held for investment, subject to HMBS related obligations	$37,678	$(37,479)
Loans held for investment, subject to nonrecourse debt	162,623	(158,953)
Loans held for investment	3,848	(3,767)
Total assets	$204,149	$(200,199)

Increase (decrease) in liabilities
HMBS related obligations	$33,325	$(33,037)
Nonrecourse debt	123,604	(123,666)
Total liabilities	$156,929	$(156,703)

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
A&R LFH Promissory Note
On August 4, 2026, FAR entered into an amended and restated version of the LFH Promissory Note (the “A&R LFH Promissory Note”) with LFH. The A&R LFH Promissory Note provides for an uncommitted revolving facility of up to $20.0 million, provided that FAR can request that LFH grant a one-time temporary (not greater than 90 days) increase in the facility size by an amount no greater than $30.0 million (resulting in an uncommitted revolving facility of up to $50.0 million). The A&R LFH Promissory Note accrues interest at a rate of 10% per annum and matures on August 4, 2027. The A&R LFH Promissory Note contains certain covenants and customary events of default.
Second Amended and Restated Bylaws
As disclosed in our Current Report on Form 8-K, filed on August 3, 2026, on July 31, 2026, the Company’s Second Amended and Restated Bylaws (the “A&R Bylaws”) became effective, as approved by the Company’s Board of Directors. Among other items, including technical changes, the A&R Bylaws reflect recent developments and clarifying revisions related to Delaware law and the federal securities laws (including with respect to stockholder proposals and meetings). The A&R Bylaws update the procedural and disclosure requirements for stockholder nominations of directors or proposals of other business at the Company’s meetings of stockholders (including both annual and special meetings of stockholders) under the Company’s advance notice provisions, including, without limitation, (i) incorporating universal proxy card rules pursuant to Rule 14a-19 under the Securities Exchange Act of 1934, as amended, (ii) requiring additional representations of stockholders nominating a director or proposing business, requiring additional information to be included in such stockholders’ notices and requiring such stockholders to make certain agreements, and (iii) in the case of director nominations, requiring additional information about director nominees to be included in stockholders’ notices, requiring director nominees to complete a questionnaire with respect to such director nominee’s background, qualification and independence, and requiring director nominees to make certain representations and agreements.

The foregoing description of the A&R Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R Bylaws, a copy of which is included as Exhibit 3.3 to this Form 10-Q and is incorporated herein by reference.
Trading Plans
During the quarter ended June 30, 2026, none of our directors or Section 16 officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp., Finance of America Equity Capital LLC, Finance of America Companies Inc., RPLY Merger Sub LLC, RPLY BLKR Merger Sub LLC, Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., Blackstone Tactical Opportunities Associates – NQ L.L.C., the Sellers identified therein, and the Seller Representatives identified therein.	8-K	2.1	4/7/2021
2.2	Letter Agreement, dated April 1, 2021, by and among the Seller Representatives identified therein and Replay Acquisition Corp.	8-K	2.2	4/7/2021
2.3	Letter Agreement, dated April 5, 2021, by and among the Seller Representatives identified therein, Replay Acquisition LLC, and Finance of America Equity Capital LLC.	8-K	2.3	4/7/2021
2.4	Letter Agreement, dated March 31, 2021, by and among Libman Family Holdings, LLC, The Mortgage Opportunity Group LLC, BTO Urban Holdings L.L.C., BTO Urban Holdings II L.P., and Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P.	8-K	2.4	4/7/2021
3.1	Second Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.1	8/3/2026
3.2	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of Finance of America Companies Inc. (included as Annex A to Exhibit 3.1).	8-K	3.1	8/3/2026
3.3	Second Amended and Restated Bylaws of Finance of America Companies Inc.	8-K	3.2	8/3/2026
10.1†	Letter Agreement No. 1, dated April 30, 2026, by and between Onity Mortgage Corporation (f/k/a PHH Mortgage Corporation) and Finance of America Reverse LLC.				X
10.2	Third Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2026, of Finance of America Equity Capital LLC.	8-K	10.1	8/3/2026
31.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X
†	Confidential portions have been omitted.
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

Finance of America Companies Inc.
Date:	August 7, 2026	By:	/s/ Matthew A. Engel
Matthew A. Engel
Chief Financial Officer
(Principal Financial Officer)