Form 10-Q
period 2026-09-30
Finance of America Companies Inc.
filed 2026-11-06
CIK 1828937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 3, 2026, 9,223,038 shares of the registrant’s Class A Common Stock, par value $0.0001, and 8,088,934 shares of the registrant’s Class B Common Stock, par value $0.0001, were outstanding.

Finance of America Companies Inc. Quarterly Report on Form 10-Q Table of Contents

Forward-Looking Statements
References to “we,” “us,” “our,” “FOA,” or the “Company” herein mean Finance of America Companies Inc. and its consolidated subsidiaries.
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (the “Form 10-Q”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the United States of America (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the control of the Company. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “budgets,” “forecasts,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including those risks described below. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of the Form 10-Q. Results for any specified quarter are not necessarily indicative of the results that may be expected for the full year or any future period. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. In addition to the other information in the Form 10-Q, the following risk factors should be considered carefully in evaluating the Company and our business:
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

PART I - Financial Information Item 1. Financial Statements
Finance of America Companies Inc. Condensed Consolidated Statements of Financial Condition (in thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$118,385	$89,503
Restricted cash	682,622	235,143
Loans held for investment, subject to Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related obligations, at fair value	25,157,687	19,135,403
Loans held for investment, subject to nonrecourse debt, at fair value	10,685,569	10,026,177
Loans held for investment, at fair value	525,374	870,081
Intangible assets, net	151,723	179,615
Other assets, net (includes $252,069 and $76,146 at fair value)	409,825	197,376
TOTAL ASSETS	$37,731,185	$30,733,298

LIABILITIES AND EQUITY
HMBS related obligations, at fair value	$24,848,685	$18,912,226
Nonrecourse debt, at fair value	10,866,225	9,736,493
Other financing lines of credit	1,272,254	1,187,699
Notes payable (includes $23,284 and $53,800 at fair value, and includes $87,126 due to a related party as of both September 30, 2026 and December 31, 2025)	314,188	329,929
Payables and other liabilities (includes $1,782 and $12,547 at fair value)	122,837	130,729
Repurchase agreement obligation, at fair value	—	40,595
TOTAL LIABILITIES	37,424,189	30,337,671
Commitments and Contingencies (Note 10)
EQUITY
Preferred Stock, $0.0001 par value; 600,000,000 shares authorized; 50,000 shares issued and outstanding as of both September 30, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.0001 par value; 5,951,000,000 and 6,000,000,000 shares authorized; 9,643,806 and 9,921,336 shares issued, and 9,217,956 and 7,899,344 shares outstanding	1	1
Class B Common Stock, $0.0001 par value; 50,000,000 and 1,000,000 shares authorized; 8,088,934 and 14 shares issued, and 8,088,934 and 12 shares outstanding	1	—
Additional paid-in capital	990,361	977,816
Accumulated deficit	(681,254)	(653,660)
Accumulated other comprehensive loss	(285)	(285)
Noncontrolling interest	(1,828)	71,755
TOTAL EQUITY	306,996	395,627
TOTAL LIABILITIES AND EQUITY	$37,731,185	$30,733,298

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

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Restricted cash	$675,696	$227,489
Loans held for investment, subject to nonrecourse debt, at fair value	10,685,569	9,630,812
Loans held for investment, at fair value	153,318	432,724
Other assets, net (includes $102,818 and $11,838 at fair value)	155,387	80,738
TOTAL ASSETS	$11,669,970	$10,371,763

LIABILITIES
Nonrecourse debt, at fair value	$10,866,225	$9,359,493
Other financing lines of credit	218,049	313,699
Payables and other liabilities	1,818	3,784
TOTAL LIABILITIES	$11,086,092	$9,676,976

NET CARRYING VALUE OF ASSETS IN VIEs	$583,878	$694,787

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
PORTFOLIO INTEREST INCOME
Interest income	$589,379	$482,132	$1,547,057	$1,444,534
Interest expense	(527,785)	(404,031)	(1,364,278)	(1,236,534)
NET PORTFOLIO INTEREST INCOME	61,594	78,101	182,779	208,000

OTHER INCOME (EXPENSE)
Net origination gains	59,451	59,933	186,914	162,029
Gains on securitization of home equity conversion mortgage (“HECM”) tails, net	19,456	11,654	44,743	32,990
Fair value changes from model amortization	(51,999)	(41,293)	(120,218)	(117,705)
Fair value changes from market inputs or model assumptions	(141,879)	(21,872)	(153,498)	161,330
Net fair value changes on loans and related obligations	(114,971)	8,422	(42,059)	238,644
Fee income	7,918	8,813	21,484	21,898
Non-funding interest expense, net	(12,489)	(14,488)	(37,529)	(44,623)
NET OTHER INCOME (EXPENSE)	(119,542)	2,747	(58,104)	215,919

TOTAL REVENUES	(57,948)	80,848	124,675	423,919

EXPENSES
Salaries, benefits, and related expenses	44,430	37,245	129,301	108,149
Loan production and portfolio related expenses	12,655	25,527	45,355	46,319
Loan servicing expenses	9,310	8,168	24,499	23,434
Marketing and advertising expenses	14,428	11,231	44,981	34,227
Amortization and depreciation	9,980	9,643	29,761	28,955
General and administrative expenses	13,675	12,780	42,036	38,939
TOTAL EXPENSES	104,478	104,594	315,933	280,023
OTHER, NET	32,667	(4,809)	26,700	(8,803)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(129,759)	(28,555)	(164,558)	135,093
Provision (benefit) for income taxes from continuing operations	(20,089)	130	(61,200)	4,205
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(109,670)	(28,685)	(103,358)	130,888
NET LOSS FROM DISCONTINUED OPERATIONS	—	(1,172)	—	(5,922)
NET INCOME (LOSS)	(109,670)	(29,857)	(103,358)	124,966
Net income (loss) from continuing operations attributable to noncontrolling interest	(62,517)	(19,807)	(75,764)	72,606
Net loss from discontinued operations attributable to noncontrolling interest	—	(535)	—	(3,257)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	(47,153)	(8,878)	(27,594)	58,282
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO CONTROLLING INTEREST	—	(637)	—	(2,665)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	(47,153)	(9,515)	(27,594)	55,617
Preferred Stock dividends	1,125	—	3,375	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO HOLDERS OF CLASS A COMMON STOCK	$(48,278)	$(8,878)	$(30,969)	$58,282

Finance of America Companies Inc. Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
EARNINGS (LOSS) PER SHARE (Note 15)
Basic weighted average shares outstanding	9,217,211	9,066,190	8,879,238	10,090,861
Basic earnings (loss) per share from continuing operations	$(5.24)	$(0.98)	$(3.49)	$5.78
Basic earnings (loss) per share	$(5.24)	$(1.05)	$(3.49)	$5.51
Diluted weighted average shares outstanding	19,250,589	19,235,795	18,997,028	28,488,038
Diluted earnings (loss) per share from continuing operations	$(6.05)	$(1.22)	$(5.45)	$4.26
Diluted earnings (loss) per share	$(6.05)	$(1.27)	$(5.45)	$4.08

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$(109,670)	$(29,857)	$(103,358)	$124,966
COMPREHENSIVE LOSS ITEM:
Impact of foreign currency translation adjustment	—	—	—	(7)
TOTAL COMPREHENSIVE INCOME (LOSS)	(109,670)	(29,857)	(103,358)	124,959
Less: Comprehensive income (loss) attributable to noncontrolling interest	(62,517)	(20,342)	(75,764)	69,345
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(47,153)	$(9,515)	$(27,594)	$55,614

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

			Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Preferred Stock		Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at June 30, 2026	50,000	$—	8,936,570	$1	12	$—	$981,042	$(634,101)	$(285)	8,088,934	$60,048	$406,705
Net loss	—	—	—	—	—	—	—	(47,153)	—	—	(62,517)	(109,670)
Equity-based compensation, net	—	—	—	—	—	—	2,845	—	—	—	641	3,486
Conversion of Convertible Notes for Class A Common Stock (Note 5 - Fair Value)	—	—	277,777	—	—	—	7,644	—	—	—	—	7,644
Settlement of restricted stock units (“RSUs”)	—	—	5,708	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	—	—	(2,099)	—	—	—	(44)	—	—	—	—	(44)
Dividends declared on Preferred Stock	—	—	—	—	—	—	(1,125)	—	—	—	—	(1,125)
Reclassification of shares of Class B Common Stock (Note 2 - Summary of Significant Accounting Policies)	—	—	—	—	8,088,922	1	(1)	—	—	—	—	—
Balance at September 30, 2026	50,000	$—	9,217,956	$1	8,088,934	$1	$990,361	$(681,254)	$(285)	8,088,934	$(1,828)	$306,996

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at June 30, 2025	11,076,638	$1	14	$—	$959,306	$(633,763)	$(283)	13,219,354	$148,164	$473,425
Net loss	—	—	—	—	—	(9,515)	—	—	(20,342)	(29,857)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(6)	(6)
Equity-based compensation, net	—	—	—	—	1,942	—	—	—	658	2,600
Settlement of RSUs	3,976	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(1,344)	—	—	—	(33)	—	—	—	—	(33)
Repurchase agreement (Note 14 - Related Party Transactions)	(3,192,284)	—	(2)	—	(34,467)	—	—	(4,837,533)	(45,831)	(80,298)
Balance at September 30, 2025	7,886,986	$1	12	$—	$926,748	$(643,278)	$(283)	8,381,821	$82,643	$365,831

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

			Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Preferred Stock		Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at December 31, 2025	50,000	$—	7,899,344	$1	12	$—	$977,816	$(653,660)	$(285)	8,381,821	$71,755	$395,627
Net loss	—	—	—	—	—	—	—	(27,594)	—	—	(75,764)	(103,358)
Equity-based compensation, net	—	—	—	—	—	—	8,439	—	—	—	1,833	10,272
Conversion of Convertible Notes for Class A Common Stock (Note 5 - Fair Value)	—	—	277,777	—	—	—	7,644	—	—	—	—	7,644
Conversion of Class A LLC Units for Class A Common Stock pursuant to the Exchange Agreement	—	—	650,000	—	—	—	4,273	—	—	(650,000)	(5,564)	(1,291)
Settlement of RSUs	—	—	605,468	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	—	—	(214,633)	—	—	—	(3,583)	—	—	—	—	(3,583)
Issuance of Class A LLC Units	—	—	—	—	—	—	—	—	—	357,113	5,912	5,912
Repurchase agreement transaction costs (Note 14 - Related Party Transactions)	—	—	—	—	—	—	(852)	—	—	—	—	(852)
Dividends declared on Preferred Stock	—	—	—	—	—	—	(3,375)	—	—	—	—	(3,375)
Reclassification of shares of Class B Common Stock (Note 2 - Summary of Significant Accounting Policies)	—	—	—	—	8,088,922	1	(1)	—	—	—	—	—
Balance at September 30, 2026	50,000	$—	9,217,956	$1	8,088,934	$1	$990,361	$(681,254)	$(285)	8,088,934	$(1,828)	$306,996
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Equity (Unaudited) (in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Class A		Class B					Noncontrolling Interest
	Shares	Amount	Shares	Amount				Class A LLC Units	Amount	Total Equity
Balance at December 31, 2024	9,934,449	$1	15	$—	$954,469	$(698,895)	$(276)	13,891,768	$60,365	$315,664
Net income	—	—	—	—	—	55,617	—	—	69,349	124,966
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	(294)	(294)
Equity-based compensation, net	—	—	—	—	5,432	—	—	—	1,972	7,404
Conversion of Class A LLC Units for Class A Common Stock pursuant to the Exchange Agreement	775,025	—	—	—	5,114	—	—	(775,025)	(5,114)	—
Settlement of RSUs	547,876	—	—	—	—	—	—	—	—	—
Cancellation of shares to fund employee tax withholdings	(178,080)	—	—	—	(3,800)	—	—	—	—	(3,800)
Repurchase agreement (Note 14 - Related Party Transactions)	(3,192,284)	—	(2)	—	(34,467)	—	—	(4,837,533)	(45,831)	(80,298)
Issuance of Class A LLC Units	—	—	—	—	—	—	—	102,611	2,196	2,196
Class B share retirement	—	—	(1)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(7)	—	—	(7)
Balance at September 30, 2025	7,886,986	$1	12	$—	$926,748	$(643,278)	$(283)	8,381,821	$82,643	$365,831

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Finance of America Companies Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine months ended
	September 30,
	2026	2025
Operating Activities
Net income (loss)	$(103,358)	$124,966
Adjustments to reconcile net income (loss) to net cash used in operating activities	(384,334)	(463,269)
Net cash used in operating activities	(487,692)	(338,303)

Investing Activities
Purchases and originations of loans held for investment	(2,708,138)	(2,476,508)
Proceeds/payments received on loans held for investment	1,938,909	2,180,176
Purchases and originations of loans held for investment, subject to nonrecourse debt	(19,679)	(19,073)
Proceeds/payments on loans held for investment, subject to nonrecourse debt	1,027,417	766,475
Acquisition of Onity Mortgage Corporation net portfolio assets	(117,487)	—
Other investing activities, net	9,163	(3,966)
Net cash provided by investing activities	130,185	447,104

Financing Activities
Proceeds from issuance of HMBS related obligations	1,672,221	1,488,880
Payments on HMBS related obligations	(1,978,679)	(2,002,540)
Proceeds from issuance of nonrecourse debt	4,149,271	4,560,459
Payments on nonrecourse debt	(3,041,184)	(3,897,604)
Proceeds from other financing lines of credit	4,157,102	4,069,599
Payments on other financing lines of credit	(4,072,696)	(4,178,483)
Repurchase of Class A Common Stock and Class A LLC Units	(41,552)	—
Dividends paid on Preferred Stock	(3,375)	—
Proceeds from notes payable	—	40,000
Payments on notes payable	—	(85,000)
Other financing activities, net	(7,240)	(3,687)
Net cash provided by (used in) financing activities	833,868	(8,376)
Effect of exchange rate changes on cash and cash equivalents	—	(7)
Net increase in cash and cash equivalents and restricted cash	476,361	100,418
Cash and cash equivalents and restricted cash, beginning of period	324,646	301,968
Cash and cash equivalents and restricted cash, end of period	$801,007	$402,386

Cash and cash equivalents	$118,385	$109,793
Restricted cash	682,622	292,593
Total cash and cash equivalents and restricted cash, end of period	$801,007	$402,386

Supplementary Cash Flows Information
Cash paid for interest	$435,306	$488,632
Non-cash investing activities: Loans held for investment acquired	75,117	—
Non-cash financing activities: Nonrecourse debt assumed	76,774	—
Loans transferred to loans held for sale, at fair value, from loans held for investment, subject to nonrecourse debt, at fair value	—	133,534
Loans transferred to loans held for sale, at fair value, from loans held for investment, at fair value	—	47,365
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements comprise the financial statements of FOA and its controlled subsidiaries. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the accounting and disclosure rules and regulations of the U.S. SEC. The accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial condition as of September 30, 2026, its results of operations for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. The Condensed Consolidated Statement of Financial Condition at December 31, 2025 was derived from audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or for the full year. The condensed consolidated financial statements, including the significant accounting policies, should be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2025 within the Company’s 2025 Form 10-K. The significant accounting policies, together with the other Notes to Condensed Consolidated Financial Statements, are an integral part of the condensed consolidated financial statements.
On July 31, 2026, the Company’s Second Amended and Restated Certificate of Incorporation (the “A&R Charter”) became effective upon filing with the Delaware Secretary of State. The A&R Charter, among other things, (i) reclassified the outstanding shares of the Company’s Class B Common Stock (the “Class B Common Stock”) such that each holder of outstanding Class A LLC units of FOA Equity (“Class A LLC Units”) holds, following the reclassification, a number of shares of the Company’s Class B Common Stock equal to the number of Class A LLC Units held by such holder, (ii) provided that each share of the Company’s Class B Common Stock shall have one vote on matters on which the holders of the Company’s Class B Common Stock are entitled to vote, and (iii) decreased the number of authorized shares of Class A Common Stock from 6,000,000,000 to 5,951,000,000 and increased the number of authorized shares of Class B Common Stock from 1,000,000 to 50,000,000.
As a result of these amendments, the number of outstanding shares of Class B Common Stock corresponds on a one-for-one basis with the number of outstanding Class A LLC Units held by the noncontrolling interest. The amendments did not affect the economic ownership interests of the Company’s stockholders or holders of Class A LLC Units and did not result in dilution of existing stockholders.

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
Recently Issued Accounting Guidance, Not Yet Adopted as of September 30, 2026

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

3. Asset Acquisition
On June 30, 2026, FAR completed the acquisition of certain assets and assumed certain liabilities of Onity Mortgage Corporation (formerly known as PHH Mortgage Corporation) (“OMC”) related to OMC’s reverse mortgage loan origination and servicing business (the “OMC Transaction”). The acquired assets included a portfolio of mortgage servicing rights (“MSR”) associated with HECM loans and certain reverse mortgage loan origination assets, including OMC’s reverse mortgage loan pipeline. Participation interests in such HECM loans had previously been

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
pooled into HMBS, and the Company assumed the HMBS related obligations as part of the OMC Transaction. The OMC Transaction was completed pursuant to an Asset Purchase Agreement, a Reverse Mortgage Servicing Rights Purchase and Sale Agreement, and a Mortgage Loan Sale Agreement, each originally entered into on November 17, 2025 (collectively, the “OMC Purchase Agreements”), with the Asset Purchase Agreement and Reverse Mortgage Servicing Rights Purchase and Sale Agreement subsequently amended on April 30, 2026.
The Company concluded that the OMC Transaction should be accounted for as an asset acquisition because substantially all of the fair value of the assets acquired was concentrated in a single group of similar assets. Accordingly, the transaction was accounted for using a cost accumulation and allocation model, whereby the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their relative fair values. As a result, no goodwill was recognized in connection with the transaction.
The following table presents the allocation of the total cost of the acquisition to the assets acquired and liabilities assumed in the OMC Transaction (in thousands):

Consideration transferred:
Cash consideration(1)	$124,451

Assets acquired:
Loans held for investment, subject to HMBS related obligations	$5,574,852
Loans held for investment	55,180
Other assets	42
Total assets acquired	$5,630,074
Liabilities assumed:
HMBS related obligations	$5,503,464
Payables and other liabilities	2,159
Total liabilities assumed	5,505,623
Net identifiable assets acquired	$124,451
(1) In accordance with the OMC Purchase Agreements, the Company paid cash of $91.8 million on June 30, 2026 and an additional $25.7 million during the third quarter of 2026 following the post-closing purchase price reconciliation. The remaining $7.0 million represents a contractual holdback that is expected to be paid through fiscal year 2027. This liability is included in Payables and other liabilities in the Condensed Consolidated Statements of Financial Condition.

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
During the three and nine months ended September 30, 2026 and 2025, the Company redeemed outstanding securitized notes related to certain non-agency reverse mortgage loan and HECM buyout securitizations. As part of the redemptions, the Company paid off nonrecourse debt with outstanding balances of $0.7 billion and $2.1 billion for the three and nine months ended September 30, 2026, respectively, compared to $1.9 billion and $2.7 billion for the three and nine months ended September 30, 2025, respectively. The notes were paid off at par.
From time to time, the Company may purchase securities that were previously issued by consolidated trusts. Under these circumstances, we extinguish the outstanding debt and recognize gains or losses for the difference between the consideration paid and the carrying value of the debt. For the nine months ended September 30, 2026, the Company recognized gains on extinguishment of debt related to these purchases of $24.4 million, with no such gains recognized during the three months ended September 30, 2026, compared to gains of $21.8 million and $38.8 million for the three and nine months ended September 30, 2025, respectively.
The following table presents the assets and liabilities of the Company’s consolidated VIEs, which are included in the Condensed Consolidated Statements of Financial Condition, and excludes intercompany balances, except for retained bonds and beneficial interests (in thousands):

	September 30, 2026	December 31, 2025
Assets
Restricted cash	$675,696	$227,489
Loans held for investment, subject to nonrecourse debt, at fair value	10,685,569	9,630,812
Loans held for investment, at fair value	153,318	432,724
Other assets, net (includes $102,818 and $11,838 at fair value)	155,387	80,738
Total assets	$11,669,970	$10,371,763

Liabilities
Nonrecourse debt, at fair value	$11,445,657	$9,806,836
Other financing lines of credit	218,049	313,699
Payables and other liabilities	1,818	3,784
Total VIE liabilities	11,665,524	10,124,319
Retained bonds and beneficial interests eliminated in consolidation	(579,432)	(447,343)
Total consolidated liabilities	$11,086,092	$9,676,976
Unconsolidated VIEs
During the three months ended September 30, 2026, the Company entered into a financing agreement which is structured as a securitization. The special purpose entity created for the purposes of the financing is a VIE that the Company does not consolidate, as the Company is not the primary beneficiary. The securitization includes certain bonds retained from previously issued securitizations of non-agency reverse mortgage loans that are eliminated in consolidation. The associated debt of $98.4 million as of September 30, 2026 is recorded in Other financing lines of credit in the Condensed Consolidated Statements of Financial Condition.
Transfers of loans accounted for as sales
The Company securitized certain of its interests in non-agency reverse mortgage loans and in agency-eligible residential mortgage loans. The transactions provided investors with the ability to invest in a pool of mortgage loans secured by residential properties and provided the Company with access to liquidity for these assets and ongoing service fees. The Company’s beneficial interest in the securitizations is limited to a 5% retained interest in the trusts. The Company determined that the securitization structures are VIEs and concluded that the Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly affect the economic performance of the VIEs. The transfers of the loans to the VIEs were determined to be sales, and the Company derecognized the mortgage loans and did not consolidate the trusts.
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
Transfer of loans accounted for as a secured borrowing
The Company securitized certain non-agency reverse mortgage loans for which its beneficial interest in the securitization was limited to a 5% retained interest in the trust. The Company determined that this securitization structure was a VIE and concluded that the Company was not the primary beneficiary, as it did not have the power to direct the activities that most significantly affect the economic performance of the VIE. The transfer of the loans to the VIE was determined not to be a sale. Accordingly, the Company continued to recognize the loans and recognized a nonrecourse liability for the proceeds received from third parties for the transfer of the loans. Bonds issued in the securitization that were retained by the Company were not recognized.
During the first quarter of 2026, the Company acquired certain beneficial interests and other rights in previously unconsolidated VIEs. As a result, the Company reassessed its involvement with the VIEs and determined that the Company was the primary beneficiary, as it had both the power to direct the activities that most significantly affect the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. Accordingly, the Company began consolidating the VIEs upon acquisition of these interests. In addition, during the first quarter of 2026, the Company redeemed the outstanding securitized notes issued by the VIEs.
The following tables present the unconsolidated VIEs for which the Company holds variable interests (in thousands):

	September 30, 2026
	Carrying value
	Assets	Liabilities	Maximum Exposure to Loss	Total Assets in VIEs
Transfer of loans - sale treatment
Retained interests	$37,853	$—	$37,853	$757,010

	December 31, 2025
	Carrying value
	Assets	Liabilities	Maximum Exposure to Loss	Total Assets in VIEs
Transfers of loans - sale treatment
Retained interests	$43,943	$—	$43,943	$879,314
Transfer of loans - secured borrowing
Loans and nonrecourse liability	395,364	376,423	18,941	395,364
Total	$439,307	$376,423	$62,884	$1,274,678
As of September 30, 2026 and December 31, 2025, there were $1.1 million and $0.7 million, respectively, of mortgage loans transferred by the Company to unconsolidated securitization trusts that were 90 days or more past due.
Issuance of HMBS
The Company securitizes HECM loans into HMBS, which Ginnie Mae guarantees, and sells the HMBS in the secondary market while retaining the rights to service the HECM loans. The Company determined that HECM loans transferred into HMBS do not meet the requirements of sale accounting and are not derecognized upon transfer. As of September 30, 2026, the Company was servicing 4,008 Ginnie Mae loan pools and the weighted average interest rate on the HMBS related obligations was 5.9%. As of December 31, 2025, the Company was servicing 3,086 Ginnie Mae loan pools and the weighted average interest rate on the HMBS related obligations was 5.6%.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Company classifies assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers into or out of Level 3 within the fair value hierarchy during the three and nine months ended September 30, 2026 and 2025.
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
AAG/Bloom
These liabilities were measured based on the estimated amount of indemnified claims associated with the acquisition of certain assets and liabilities from American Advisors Group, now known as Bloom Retirement Holdings Inc. (“AAG/Bloom”), as well as the closing market price of the Company’s publicly-traded stock as of December 31, 2025. No such liabilities existed as of September 30, 2026.
Level 3

	September 30, 2026		December 31, 2025
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
Assets
Loans held for investment, subject to HMBS related obligations
WAL (in years)	NM	2.7	NM	3.1
CPR	NM	23.0%	NM	20.9%
Loss frequency	NM	4.6%	NM	4.5%
Loss severity	4.9% - 12.8%	4.9%	5.8% - 15.8%	6.0%
Average draw rate	NM	1.1%	NM	1.1%
Discount rate	NM	5.7%	NM	4.7%
Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgage loans - securitized
WAL (in years)	NM	10.3	NM	9.8
LTV	NM	51.9%	NM	49.9%
CPR	NM	15.0%	NM	15.0%
Loss severity	NM	10.0%	NM	10.0%
HPA	(3.9)% - 5.3%	3.8%	(6.8)% - 5.3%	3.7%
Discount rate	NM	7.3%	NM	6.3%
HECM buyouts - securitized (performing)
WAL (in years)	NM	7.0	NM	6.9
CPR	NM	16.0%	NM	16.3%
Loss severity	4.9% - 12.8%	9.5%	6.0% - 13.3%	8.4%
Discount rate	NM	8.2%	NM	7.3%
HECM buyouts - securitized (nonperforming)
WAL (in years)	NM	1.5	NM	1.5
CPR	NM	41.4%	NM	41.5%
Loss frequency	NM	46.8%	NM	45.5%
Loss severity	4.9% - 12.8%	5.4%	6.0% - 13.3%	6.8%
Discount rate	NM	8.2%	NM	6.8%
Loans held for investment:
Non-agency reverse mortgage loans
WAL (in years)	NM	11.6	NM	11.1
LTV	NM	39.7%	NM	43.2%
CPR	NM	15.2%	NM	14.9%
Loss severity	NM	10.0%	NM	10.0%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2026		December 31, 2025
Instrument / Unobservable Inputs	Range	Weighted Average	Range	Weighted Average
HPA	(3.9)% - 5.3%	3.6%	(6.8)% - 5.3%	3.6%
Discount rate	NM	7.2%	NM	6.3%
HECM buyouts (nonperforming)
WAL (in years)	NM	1.4	NM	1.3
CPR	NM	45.4%	NM	45.4%
Loss frequency	NM	51.5%	NM	42.3%
Loss severity	4.9% - 12.8%	7.4%	6.0% - 13.3%	11.2%
Discount rate	NM	8.2%	NM	6.8%
Other assets:
Retained bonds
WAL (in years)	NM	4.7	NM	3.0
Discount rate	(2.0)% - 14.5%	7.9%	(1.7)% - 15.3%	7.1%
Liabilities
HMBS related obligations
WAL (in years)	NM	3.6	NM	3.9
CPR	NM	26.6%	NM	24.8%
Discount rate	NM	5.6%	NM	4.6%
Nonrecourse debt:
Non-agency reverse mortgage loan securitizations
WAL (in years)	0.1 - 14.1	8.1	0.1 - 10.5	6.4
CPR	NM	14.1%	NM	21.8%
Discount rate	NM	7.1%	NM	6.0%
Performing/nonperforming HECM securitizations
WAL (in years)	1.8 - 1.9	1.9	NM	1.2
CPR	18.6% - 21.8%	20.2%	NM	57.4%
Discount rate	NM	6.2%	NM	5.4%
Deferred purchase price liabilities:
TRA obligation
Discount rate	NM	33.7%	NM	26.6%

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Assets and Liabilities
The following tables present assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$25,157,687	$—	$—	$25,157,687
Loans held for investment, subject to nonrecourse debt	10,685,569	—	—	10,685,569
Loans held for investment	525,374	—	—	525,374
Other assets:
Loans held for sale	221,424	—	1,786	219,638
Retained bonds	30,645	—	—	30,645
Total assets	$36,620,699	$—	$1,786	$36,618,913

Liabilities
HMBS related obligations	$24,848,685	$—	$—	$24,848,685
Nonrecourse debt	10,866,225	—	—	10,866,225
Convertible Notes	23,284	—	23,284	—
TRA obligation	1,782	—	—	1,782
Total liabilities	$35,739,976	$—	$23,284	$35,716,692

	December 31, 2025
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Loans held for investment, subject to HMBS related obligations	$19,135,403	$—	$—	$19,135,403
Loans held for investment, subject to nonrecourse debt	10,026,177	—	—	10,026,177
Loans held for investment	870,081	—	—	870,081
Other assets:
Loans held for sale	37,461	—	1,338	36,123
Retained bonds	38,685	—	—	38,685
Total assets	$30,107,807	$—	$1,338	$30,106,469

Liabilities
HMBS related obligations	$18,912,226	$—	$—	$18,912,226
Nonrecourse debt	9,736,493	—	—	9,736,493
Convertible Notes	53,800	—	53,800	—
Repurchase Agreement obligation	40,595	—	40,595	—
Deferred purchase price liabilities:
AAG/Bloom	8,646	—	—	8,646
TRA obligation	3,901	—	—	3,901
Total liabilities	$28,755,661	$—	$94,395	$28,661,266

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables present Level 3 assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Assets
Three months ended September 30, 2026	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Retained bonds
Beginning balance	$25,561,428	$10,928,261	$153,685	$33,112
Total gain (loss) included in earnings	237,744	(256,431)	(5,613)	(1,626)
Purchases, settlements, and transfers:
Purchases and additions	981,515	6,252	71,566	—
Sales and settlements	(729,444)	(355,803)	—	(841)
Transfers in (out) between categories	(368,182)	363,290	—	—
Ending balance	$25,683,061	$10,685,569	$219,638	$30,645

	Liabilities
Three months ended September 30, 2026	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(24,717,687)	$(10,641,380)	$(4,221)
Total gain (loss) included in earnings	(209,983)	196,881	2,439
Purchases, settlements, and transfers:
Purchases and additions	(609,196)	(1,466,855)	—
Settlements	688,181	1,045,129	—
Ending balance	$(24,848,685)	$(10,866,225)	$(1,782)

	Assets
Nine months ended September 30, 2026	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Retained bonds
Beginning balance	$20,005,484	$10,026,177	$36,123	$38,685
Total gain (loss) included in earnings	963,508	(90,252)	3,016	(1,951)
Purchases, settlements, and transfers:
Purchases and additions	8,413,287	19,679	180,499	—
Sales and settlements	(1,943,153)	(1,027,417)	—	(2,328)
Transfers in (out) between categories	(1,756,065)	1,757,382	—	(3,761)
Ending balance	$25,683,061	$10,685,569	$219,638	$30,645

	Liabilities
Nine months ended September 30, 2026	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(18,912,226)	$(9,736,493)	$(12,547)
Total gain (loss) included in earnings	(739,453)	51,368	4,974
Purchases, settlements, and transfers:
Purchases and additions	(7,175,685)	(4,226,045)	—
Settlements	1,978,679	3,041,184	5,791
Transfers out between categories	—	3,761	—
Ending balance	$(24,848,685)	$(10,866,225)	$(1,782)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Assets
Three months ended September 30, 2025	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Retained bonds
Beginning balance	$19,493,155	$9,888,492	$180,899	$39,720
Total gain included in earnings	370,022	213,355	1,058	516
Purchases, settlements, and transfers:
Purchases and additions	822,126	6,352	40,310	—
Sales and settlements	(684,844)	(248,177)	(163,483)	(943)
Transfers in (out) between categories	(618,556)	616,919	—	—
Ending balance	$19,381,903	$10,476,941	$58,784	$39,293

	Liabilities
Three months ended September 30, 2025	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(18,643,094)	$(9,426,194)	$(13,439)
Total gain (loss) included in earnings	(291,062)	(189,197)	4,548
Purchases, settlements, and transfers:
Purchases and additions	(491,692)	(3,003,191)	—
Settlements	667,290	2,462,713	—
Ending balance	$(18,758,558)	$(10,155,869)	$(8,891)

	Assets
Nine months ended September 30, 2025	Loans held for investment	Loans held for investment, subject to nonrecourse debt	Loans held for sale	Retained bonds
Beginning balance	$19,190,065	$9,288,403	$—	$40,407
Total gain included in earnings	1,076,254	785,573	1,058	1,727
Purchases, settlements, and transfers:
Purchases and additions	2,476,508	19,073	40,310	—
Sales and settlements	(2,019,815)	(766,475)	(163,483)	(2,841)
Transfers in (out) between categories	(1,341,109)	1,150,367	180,899	—
Ending balance	$19,381,903	$10,476,941	$58,784	$39,293

	Liabilities
Nine months ended September 30, 2025	HMBS related obligations	Nonrecourse debt	Deferred purchase price liabilities
Beginning balance	$(18,444,370)	$(8,954,068)	$(16,684)
Total gain (loss) included in earnings	(827,848)	(538,946)	5,587
Purchases, settlements, and transfers:
Purchases and additions	(1,488,880)	(4,560,459)	—
Settlements	2,002,540	3,897,604	2,206
Ending balance	$(18,758,558)	$(10,155,869)	$(8,891)
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

	September 30, 2026		December 31, 2025
	Fair Value	UPB	Fair Value	UPB
Assets
Loans held for investment, subject to HMBS related obligations	$25,157,687	$23,602,418	$19,135,403	$17,983,144
Loans held for investment, subject to nonrecourse debt	10,685,569	10,745,516	10,026,177	9,567,732
Loans held for investment(1)	525,374	527,628	870,081	790,342
Other assets:
Loans held for sale	221,424	216,469	37,461	34,515
Liabilities
HMBS related obligations	24,848,685	23,602,418	18,912,226	17,983,144
Nonrecourse debt	10,866,225	11,654,953	9,736,493	9,960,524
Convertible Notes(2)	23,284	35,000	53,800	40,000
(1) Loans held for investment include certain loans that were greater than 90 days past due and on non-accrual status. These loans had a fair value of $4.0 million and a UPB of $5.2 million as of September 30, 2026, compared to a fair value of $6.1 million and a UPB of $7.0 million as of December 31, 2025.
(2) The Company elected the fair value option for the Convertible Notes and, accordingly, measures the Convertible Notes at fair value upon issuance, at each subsequent reporting date, and upon conversion, with changes in fair value recognized in Other, net, in the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2026, pursuant to the convertible note purchase agreements, certain holders converted an aggregate principal amount of $5.0 million of Convertible Notes into 277,777 shares of Class A Common Stock. On the conversion date, the fair value of the Class A Common Stock issued was $7.6 million, based on the NYSE quoted market price of the Company's Class A Common Stock.
Fair Value of Other Financial Instruments
As of September 30, 2026 and December 31, 2025, all financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of certain notes payable. The fair value of our notes payable was determined using quoted market prices adjusted for accrued interest, which is considered to be a Level 2 input, or for notes payable with an original maturity of a year or less, the carrying value approximates fair value, which is determined using Level 2 inputs.
The following table presents the amortized cost and fair value of notes payable (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Notes	$137,816	$154,161	$126,089	$149,620
Exchangeable Secured Notes	133,088	152,627	130,040	178,428
LFH Promissory Note	20,000	20,000	20,000	20,000
Total notes recorded at amortized cost	290,904	$326,788	276,129	$348,048
Convertible Notes, recorded at fair value	23,284		53,800
Total notes payable	$314,188		$329,929
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Reverse Mortgage Loan Portfolio
The following table presents the composition and the outstanding UPB of the reverse mortgage loan portfolio serviced by the Company (in thousands):

	September 30, 2026	December 31, 2025
Loans held for investment, subject to HMBS related obligations	$23,602,418	$17,983,144

Loans held for investment, subject to nonrecourse debt:
Non-agency reverse mortgages	10,082,222	8,887,778
Performing HECM buyouts	251,786	251,051
Nonperforming HECM buyouts	411,508	428,903
Total loans held for investment, subject to nonrecourse debt	10,745,516	9,567,732

Loans held for investment:
Non-agency reverse mortgages	295,258	614,515
HECM loans not securitized(1)	124,658	103,825
Unpoolable HECM loans(2)	102,404	64,983
Total loans held for investment(3)	522,320	783,323

Other assets:
Loans held for sale(3)	214,130	32,761

Total owned loan portfolio	35,084,384	28,366,960
Loans reclassified as government guaranteed receivable	50,743	50,922
Loans serviced for others	510,969	590,192
Total serviced loan portfolio	$35,646,096	$29,008,074
(1) HECM loans not securitized primarily represent newly originated loans and poolable tails.
(2) Unpoolable HECM loans primarily represent loans that have reached 98% of their maximum claim amount (“MCA”).
(3) As of September 30, 2026 and December 31, 2025, there was $655.8 million and $753.2 million, respectively, in UPB in loans pledged as collateral for financing lines of credit.
The following table presents our owned loan portfolio by mortgage rate type (in thousands):

	September 30, 2026	December 31, 2025
Adjustable rate loans	$26,793,969	$20,662,839
Fixed rate loans	8,290,415	7,704,121
Total owned loan portfolio	$35,084,384	$28,366,960
As of September 30, 2026 and December 31, 2025, there were $708.4 million and $550.4 million, respectively, of foreclosure proceedings in process, which are included in Loans held for investment, subject to HMBS related obligations, at fair value, Loans held for investment, subject to nonrecourse debt, at fair value, or Loans held for investment, at fair value, in the Condensed Consolidated Statements of Financial Condition, and $9.1 million and $8.9 million, respectively, of foreclosure proceedings in process, which are included in loans serviced for others in the table above.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Other Assets, Net
Other assets, net, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Loans held for sale, at fair value (Note 5 - Fair Value)	$221,424	$37,461
Deferred tax asset, net (Note 11 - Income Taxes)	55,529	—
Government guaranteed receivables	45,784	47,100
Retained bonds, at fair value (Note 5 - Fair Value)	30,645	38,685
Right-of-use assets	14,866	17,566
Receivables, net of $2,277 and $8,264 allowance as of September 30, 2026 and December 31, 2025	9,286	26,425
Prepaid expenses	9,201	10,013
Fixed assets, net	5,986	4,422
Other	17,104	15,704
Total other assets, net	$409,825	$197,376

8. Nonrecourse Debt, at Fair Value
Nonrecourse debt, at fair value, consisted of the following (in thousands):

	Issue Date	Final Maturity Date(1)	Interest Rate	Original Issue Amount	September 30, 2026	December 31, 2025
Securitization of non-agency reverse mortgage loans	May 2018 - September 2026	December 2053 - September 2076	2.00% - 7.00%	$12,761,984	$10,928,046	$8,834,991
Securitization of performing/nonperforming HECM loans	November 2025 - March 2026	November 2035 - March 2036	4.25% - 6.00%	839,600	726,907	749,110
Total consolidated VIE nonrecourse debt UPB					11,654,953	9,584,101
Nonrecourse loan financing liability(2)					—	376,423
Fair value adjustments					(788,728)	(224,031)
Total nonrecourse debt, at fair value					$10,866,225	$9,736,493
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Future repayment of nonrecourse debt issued by securitization trusts is dependent on the receipt of cash flows from the corresponding encumbered loans receivable or the redemption of outstanding nonrecourse debt. As of September 30, 2026, estimated maturities for nonrecourse debt are as follows (in thousands):

Year Ending December 31,	Estimated Maturities
Remainder of 2026	$771,283
2027	852,464
2028	1,095,438
2029	939,719
2030	710,494
Thereafter	7,285,555
Total payments on nonrecourse debt	$11,654,953

9. Other Financing Lines of Credit
Other financing lines of credit consisted of the following (in thousands):

				Outstanding borrowings at
Maturity Date	Interest Rate	Collateral Pledged	Total Capacity(1)	September 30, 2026	December 31, 2025
Reverse lines:
October 2026(2) - October 2027	Secured Overnight Financing Rate (“SOFR”) + applicable margin	First and Second Lien Mortgages	$1,140,000	$632,848	$737,435
Various(3)	Bond accrual rate/SOFR + applicable margin; or fixed rate	Mortgage Related Assets	770,000	538,443	335,443
October 2027	SOFR + applicable margin	HECM MSR	70,000	37,500	63,462
October 2026(2)	SOFR + applicable margin	Unsecuritized Tails	50,000	34,212	20,269
Total reverse lines of credit			2,030,000	1,243,003	1,156,609
Mortgage line:
Various(3)	Bond accrual rate + applicable margin	Mortgage Related Assets	29,251	29,251	31,090
Total other financing lines of credit			$2,059,251	$1,272,254	$1,187,699
(1)Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions, and covenants of the respective agreements, including asset-eligibility requirements. Capacity amounts presented are as of September 30, 2026.
(2)The other financing lines of credit with a maturity date of October 2026 have been renewed subsequent to September 30, 2026.
(3)These lines of credit are generally tied to the maturity date of the underlying mortgage related assets that have been pledged as collateral.
As of September 30, 2026 and December 31, 2025, the weighted average interest rate on outstanding financing lines of credit was 7.13% and 8.18%, respectively.
The Company’s financing arrangements and credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. As of September 30, 2026, the Company was in compliance with the financial covenants.
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s most restrictive financial covenant requirements and actual financial covenant amounts and ratios are presented in the following tables (in thousands, except for ratios):

Financial Covenants	Requirement	September 30, 2026
FAR
Adjusted tangible net worth	$250,000	$393,249
Liquidity	55,959	74,410
Leverage ratio	6:1	3.7:1
FAH
Adjusted tangible net worth	$200,000	$372,221
Liquidity	40,000	80,303
Leverage ratio	10:1	4.9:1

Financial Covenants	Requirement	December 31, 2025
FAR
Adjusted tangible net worth	$250,000	$569,044
Liquidity	42,412	64,688
Leverage ratio	6:1	2.7:1
FAH
Adjusted tangible net worth	$200,000	$561,035
Liquidity	40,000	68,632
Leverage ratio	10:1	3.1:1

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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
The outstanding unfunded commitments available to borrowers related to agency and non-agency reverse mortgage loans were $5.5 billion and $4.4 billion as of September 30, 2026 and December 31, 2025, respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit.
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows in a future period.
The Company was a defendant in a representative lawsuit alleging violations of the California Labor Code and brought pursuant to the California Private Attorneys General Act (“PAGA”). The Company has settled both the individual arbitration claim and the representative PAGA claim for a de minimis amount and the matter has been closed.

11. Income Taxes
The Company’s effective tax rate on continuing operations for the three months ended September 30, 2026 differed from the U.S. federal statutory rate primarily due to the projected mix of earnings and losses attributable to the noncontrolling interest. For the nine months ended September 30, 2026, the effective tax rate on continuing operations differed from the U.S. federal statutory rate primarily due to the release of valuation allowances against deferred tax assets, including net operating loss (“NOL”) carryforwards and other deferred tax assets, and the projected mix of earnings and losses attributable to the noncontrolling interest.
The Company’s effective tax rate on continuing operations for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory rate primarily due to the projected mix of earnings and losses attributable to the noncontrolling interest and changes in valuation allowances previously recorded against deferred tax assets, including NOL carryforwards and other deferred tax assets.
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
A valuation allowance is provided when it is more likely than not that some or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, with greater weight given to objectively verifiable evidence. Such evidence includes recent results of operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax planning strategies. As of June 30, 2026, the Company had generated cumulative income over the most recent three-year period. Based on our evaluation of all available positive and negative evidence, including the Company’s cumulative income over the most recent three-year period, which represents objectively verifiable positive evidence, the Company concluded that it was more likely than not that substantially all of its deferred tax assets would be realized. Accordingly, the Company released $33.8 million of its valuation allowance during the second quarter of 2026, which was recognized as a discrete income tax benefit. As of September 30, 2026, the Company continued to conclude that it is more likely than not that substantially all of its deferred tax assets will be realized.
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
The Company also records obligations under the TRA resulting from applicable future exchanges of Class A LLC Units as they occur at the gross undiscounted amount of the expected future payments, with an increase to the TRA liability and the related deferred tax asset and valuation allowance (if any), and an offset to additional paid-in capital. If the Company determines that it is no longer probable that a related contingent payment will be required based on expected future cash flows, the related liability is reversed through earnings, and no additional liabilities are recorded until such payments become probable.
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
As a result of the Company’s release of the valuation allowance against the related deferred tax assets during the second quarter of 2026, the Company concluded that future payments related to the contingent portion of the TRA had become probable and, accordingly, reestablished the previously reversed contingent TRA liability of $6.6 million through Other, net, in the Condensed Consolidated Statements of Operations. In addition, for applicable exchanges of Class A LLC Units that occurred after the contingent TRA liability was reversed in a prior year, the Company recorded additional TRA obligations of $1.8 million at the gross undiscounted amount of the expected future payments, with increases to the TRA liability and related deferred tax assets and offsets to additional paid-in capital.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Business Segment Reporting
The following tables present financial information by segment (in thousands):

	For the three months ended September 30, 2026
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Total
Portfolio interest income
Interest income	$—	$589,379	$589,379	$—	$589,379
Interest expense	—	(527,785)	(527,785)	—	(527,785)
Net portfolio interest income	—	61,594	61,594	—	61,594

Other income (expense)
Net origination gains	59,451	—	59,451	—	59,451
Gains on securitization of HECM tails, net	—	19,456	19,456	—	19,456
Fair value changes from model amortization	—	(51,999)	(51,999)	—	(51,999)
Fair value changes from market inputs or model assumptions	—	(141,879)	(141,879)	—	(141,879)
Net fair value changes on loans and related obligations	59,451	(174,422)	(114,971)	—	(114,971)
Fee income	7,572	469	8,041	(123)	7,918
Non-funding interest expense, net	—	—	—	(12,489)	(12,489)
Net other income (expense)	67,023	(173,953)	(106,930)	(12,612)	(119,542)

Total revenues	67,023	(112,359)	(45,336)	(12,612)	(57,948)

Expenses
Salaries, benefits, and related expenses	30,178	4,322	34,500	9,930	44,430
Loan production and portfolio related expenses	3,843	8,812	12,655	—	12,655
Loan servicing expenses	—	9,310	9,310	—	9,310
Marketing and advertising expenses	14,415	—	14,415	13	14,428
Amortization and depreciation	9,524	5	9,529	451	9,980
General and administrative expenses	6,558	3,134	9,692	3,983	13,675
Total expenses	64,518	25,583	90,101	14,377	104,478
Other, net	—	—	—	32,667	32,667
Net income (loss) before taxes	$2,505	$(137,942)	$(135,437)	$5,678	$(129,759)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the three months ended September 30, 2025
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Total
Portfolio interest income
Interest income	$—	$482,132	$482,132	$—	$482,132
Interest expense	—	(404,031)	(404,031)	—	(404,031)
Net portfolio interest income	—	78,101	78,101	—	78,101

Other income (expense)
Net origination gains	59,933	—	59,933	—	59,933
Gains on securitization of HECM tails, net	—	11,654	11,654	—	11,654
Fair value changes from model amortization	—	(41,293)	(41,293)	—	(41,293)
Fair value changes from market inputs or model assumptions	—	(21,872)	(21,872)	—	(21,872)
Net fair value changes on loans and related obligations	59,933	(51,511)	8,422	—	8,422
Fee income	8,186	750	8,936	(123)	8,813
Non-funding interest expense, net	—	—	—	(14,488)	(14,488)
Net other income (expense)	68,119	(50,761)	17,358	(14,611)	2,747

Total revenues	68,119	27,340	95,459	(14,611)	80,848

Expenses
Salaries, benefits, and related expenses	23,041	3,670	26,711	10,534	37,245
Loan production and portfolio related expenses	1,621	23,906	25,527	—	25,527
Loan servicing expenses	—	8,168	8,168	—	8,168
Marketing and advertising expenses	11,230	—	11,230	1	11,231
Amortization and depreciation	9,328	5	9,333	310	9,643
General and administrative expenses	5,563	2,509	8,072	4,708	12,780
Total expenses	50,783	38,258	89,041	15,553	104,594
Other, net	—	—	—	(4,809)	(4,809)
Net income (loss) before taxes	$17,336	$(10,918)	$6,418	$(34,973)	$(28,555)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the nine months ended September 30, 2026
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Total
Portfolio interest income
Interest income	$—	$1,547,057	$1,547,057	$—	$1,547,057
Interest expense	—	(1,364,278)	(1,364,278)	—	(1,364,278)
Net portfolio interest income	—	182,779	182,779	—	182,779

Other income (expense)
Net origination gains	186,914	—	186,914	—	186,914
Gains on securitization of HECM tails, net	—	44,743	44,743	—	44,743
Fair value changes from model amortization	—	(120,218)	(120,218)	—	(120,218)
Fair value changes from market inputs or model assumptions	—	(153,498)	(153,498)	—	(153,498)
Net fair value changes on loans and related obligations	186,914	(228,973)	(42,059)	—	(42,059)
Fee income	20,587	1,266	21,853	(369)	21,484
Non-funding interest expense, net	—	—	—	(37,529)	(37,529)
Net other income (expense)	207,501	(227,707)	(20,206)	(37,898)	(58,104)

Total revenues	207,501	(44,928)	162,573	(37,898)	124,675

Expenses
Salaries, benefits, and related expenses	84,271	12,920	97,191	32,110	129,301
Loan production and portfolio related expenses	8,682	36,673	45,355	—	45,355
Loan servicing expenses	—	24,499	24,499	—	24,499
Marketing and advertising expenses	44,942	—	44,942	39	44,981
Amortization and depreciation	28,342	15	28,357	1,404	29,761
General and administrative expenses	18,666	8,806	27,472	14,564	42,036
Total expenses	184,903	82,913	267,816	48,117	315,933
Other, net	—	—	—	26,700	26,700
Net income (loss) before taxes	$22,598	$(127,841)	$(105,243)	$(59,315)	$(164,558)

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the nine months ended September 30, 2025
	Retirement Solutions	Portfolio Management	Total Reportable Segments	Corporate and Other	Total
Portfolio interest income
Interest income	$—	$1,444,534	$1,444,534	$—	$1,444,534
Interest expense	—	(1,236,534)	(1,236,534)	—	(1,236,534)
Net portfolio interest income	—	208,000	208,000	—	208,000

Other income (expense)
Net origination gains	162,029	—	162,029	—	162,029
Gains on securitization of HECM tails, net	—	32,990	32,990	—	32,990
Fair value changes from model amortization	—	(117,705)	(117,705)	—	(117,705)
Fair value changes from market inputs or model assumptions	—	161,330	161,330	—	161,330
Net fair value changes on loans and related obligations	162,029	76,615	238,644	—	238,644
Fee income	20,158	2,109	22,267	(369)	21,898
Non-funding interest expense, net	—	—	—	(44,623)	(44,623)
Net other income (expense)	182,187	78,724	260,911	(44,992)	215,919

Total revenues	182,187	286,724	468,911	(44,992)	423,919

Expenses
Salaries, benefits, and related expenses	68,246	11,027	79,273	28,876	108,149
Loan production and portfolio related expenses	4,398	41,921	46,319	—	46,319
Loan servicing expenses	—	23,434	23,434	—	23,434
Marketing and advertising expenses	34,217	—	34,217	10	34,227
Amortization and depreciation	27,985	39	28,024	931	28,955
General and administrative expenses	16,373	7,839	24,212	14,727	38,939
Total expenses	151,219	84,260	235,479	44,544	280,023
Other, net	—	—	—	(8,803)	(8,803)
Net income (loss) before taxes	$30,968	$202,464	$233,432	$(98,339)	$135,093
The following table presents total assets by segment (in thousands):

	September 30, 2026	December 31, 2025
Retirement Solutions	$153,007	$214,601
Portfolio Management	37,425,695	30,458,518
Total reportable segments	37,578,702	30,673,119
Corporate and Other	152,483	60,179
Total assets	$37,731,185	$30,733,298
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
The Company’s segments are based upon the Company’s organizational structure which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on the actual cost of services performed using direct resource utilization, estimated percentage use for shared services, or headcount percentage for certain functions. Non-allocated corporate expenses include administrative costs of executive management and other corporate functions that are not directly attributable to the Company’s reportable segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.

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
The minimum net worth required of FAR by Ginnie Mae was $254.4 million as of September 30, 2026. FAR’s actual net worth calculated based on Ginnie Mae guidance was $388.0 million as of September 30, 2026. The minimum liquidity required of FAR by Ginnie Mae was $50.9 million as of September 30, 2026. FAR’s actual cash and cash equivalents were $74.4 million as of September 30, 2026. FAR’s actual ratio of net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations do not meet the requirements of sale accounting and are not derecognized upon transfer. Accordingly, FAR requested and received a waiver from Ginnie Mae for the leverage ratio requirement. In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of September 30, 2026, FAR was in compliance with all Ginnie Mae requirements.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
FOA Securities
Finance of America Securities LLC (“FOA Securities”), one of the operating service subsidiaries of Incenter, operates in a highly regulated environment and is subject to federal and state laws, SEC rules, and FINRA rules and guidance. Applicable laws and regulations restrict permissible activities and require compliance with a wide range of financial and customer-related protections. The consequences of noncompliance can include substantial monetary and nonmonetary sanctions. In addition, FOA Securities is subject to comprehensive examination by its regulators. These regulators have broad discretion to impose restrictions and limitations on the operations of the Company and to impose sanctions for noncompliance. FOA Securities is subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. FOA Securities computes net capital under the alternative method. Under this method, the required minimum net capital is $250 thousand. As of September 30, 2026, FOA Securities was in compliance with the minimum net capital requirement.
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

14. Related Party Transactions
Promissory Notes
On August 4, 2025, the Company entered into an unsecured working capital promissory note with Libman Family Holdings, LLC (“LFH”), an affiliate of the Company (the “LFH Promissory Note”). On August 4, 2026, the LFH Promissory Note was amended and restated. The amended and restated LFH Promissory Note provides for an uncommitted revolving facility of up to $20.0 million, provided that the Company may request that LFH grant a one-time temporary increase in the facility of up to $30.0 million for a period not to exceed 90 days, which, if granted, would result in an uncommitted revolving facility of up to $50.0 million. The amended and restated LFH Promissory Note accrues interest at a rate of 10% per annum and matures on August 4, 2027. Borrowings under the LFH Promissory Note were $20.0 million as of both September 30, 2026 and December 31, 2025 and were recorded in Notes payable in the Condensed Consolidated Statements of Financial Condition. The Company paid $0.6 million and $1.5 million of interest related to the LFH Promissory Note during the three and nine months ended September 30, 2026, respectively, compared to $0.3 million for both the three and nine months ended September 30, 2025.
Additionally, on August 4, 2025, the Company repaid and terminated its two outstanding working capital promissory notes with LFH and BTO Urban Holdings L.L.C., which was an affiliate of the Company. For the three and nine months ended September 30, 2025, the Company paid $4.0 million and $8.5 million, respectively, of interest related to these promissory notes.
Secured Notes
The Company had $67.1 million of secured notes payable to LFH as of both September 30, 2026 and December 31, 2025, recorded in Notes payable in the Condensed Consolidated Statements of Financial Condition. The Company paid $3.2 million of interest to LFH related to the secured notes during the nine months ended September 30, 2026, compared to $3.4 million during the nine months ended September 30, 2025. There was no interest paid to LFH related to the secured notes during the three months ended September 30, 2026 and 2025.
Repurchase Agreement
On August 4, 2025, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with FOA Equity, Blackstone Tactical Opportunities Associates - NQ L.L.C., BTO Urban Holdings L.L.C., Blackstone Family Tactical Opportunities Investment Partnership - NQ ESC L.P., and BTO Urban Holdings II L.P. (collectively, the “Blackstone Investor”), which were deemed affiliates of the Company. Pursuant to the Repurchase Agreement, the Company agreed to purchase (the “Repurchase”) all of the Blackstone Investor’s shares of Class A Common Stock of the Company, Class B Common Stock of the Company, Class A LLC Units, and rights to receive shares of Class A Common Stock and Class A LLC Units pursuant to the Transaction Agreement, dated as of October 12, 2020 (the “Earnout Rights” and, together with such shares of Class A Common Stock, shares of Class B Common Stock, and Class A LLC Units, the “Sold Equity”), and the Tax Receivable Agreement, dated April 1, 2021 (the “Blackstone Tax Receivable Agreement”), between the Company and the Blackstone Investor was to be terminated. Each share of Class A Common Stock and each Class A LLC Unit was to be purchased for $10.00 per share or Class A LLC

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Unit, and the shares of Class B Common Stock and Earnout Rights were to be purchased for no additional consideration, for total consideration of $80,298,170.
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

15. Earnings (Loss) Per Share
The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share (in thousands, except share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic earnings (loss) per share:
Numerator
Net income (loss) from continuing operations	$(109,670)	$(28,685)	$(103,358)	$130,888
Less: Net income (loss) from continuing operations attributable to noncontrolling interest(1)	(62,517)	(19,807)	(75,764)	72,606
Less: Preferred Stock dividends(2)	1,125	—	3,375	—
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - basic	$(48,278)	$(8,878)	$(30,969)	$58,282

Net loss from discontinued operations	$—	$(1,172)	$—	$(5,922)
Less: Net loss from discontinued operations attributable to noncontrolling interest(1)	—	(535)	—	(3,257)
Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$—	$(637)	$—	$(2,665)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	9,217,211	9,066,190	8,879,238	10,090,861

Basic earnings (loss) per share
Continuing operations	$(5.24)	$(0.98)	$(3.49)	$5.78
Discontinued operations	—	(0.07)	—	(0.27)
Basic earnings (loss) per share	$(5.24)	$(1.05)	$(3.49)	$5.51
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

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Diluted earnings (loss) per share:
Numerator
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - basic	$(48,278)	$(8,878)	$(30,969)	$58,282
Reallocation of net income (loss) from continuing operations assuming exchange or conversion of Class A LLC Units, Exchangeable Secured Notes, Convertible Notes, and Preferred Stock(1)	(55,243)	(14,524)	(63,049)	56,924
Exchangeable Secured Notes interest expense, net(2)	—	—	—	6,145
Convertible Notes fair value adjustment, net(3)	(12,872)	—	(9,605)	—
Preferred Stock dividends(4)	—	—	—	—
Net income (loss) from continuing operations attributable to holders of Class A Common Stock - diluted	$(116,393)	$(23,402)	$(103,623)	$121,351

Net loss from discontinued operations attributable to holders of Class A Common Stock - basic	$—	$(637)	$—	$(2,665)
Reallocation of net loss from discontinued operations assuming exchange of Class A LLC Units(1)	—	(393)	—	(2,388)
Net loss from discontinued operations attributable to holders of Class A Common Stock - diluted	$—	$(1,030)	$—	$(5,053)

Denominator
Weighted average shares of Class A Common Stock outstanding - basic	9,217,211	9,066,190	8,879,238	10,090,861
Effect of dilutive securities:
Assumed exchange of weighted average Class A LLC Units for shares of Class A Common Stock(5)	8,088,934	10,169,605	7,989,179	12,334,167
Assumed exchange of Exchangeable Secured Notes for shares of Class A Common Stock(2)	—	—	—	5,337,928
Assumed conversion of Convertible Notes for shares of Class A Common Stock(3)	1,944,444	—	2,128,611	—
Assumed conversion of Preferred Stock for shares of Class A Common Stock(4)	—	—	—	—
Additional dilutive shares under the treasury stock method(6)	—	—	—	725,082
Weighted average shares of Class A Common Stock outstanding - diluted	19,250,589	19,235,795	18,997,028	28,488,038

Diluted earnings (loss) per share
Continuing operations	$(6.05)	$(1.22)	$(5.45)	$4.26
Discontinued operations	—	(0.05)	—	(0.18)
Diluted earnings (loss) per share	$(6.05)	$(1.27)	$(5.45)	$4.08
(1) For the three and nine months ended September 30, 2026 and 2025, this adjustment assumes the reallocation of noncontrolling interest income (loss), on an after-tax basis, resulting from the assumed exchange or conversion, if dilutive, of all outstanding Class A LLC Units, Exchangeable Secured Notes, Convertible Notes, and Preferred Stock into shares of Class A Common Stock of FOA as of the beginning of each respective period or, if later, the applicable issuance date. The adjustment is calculated using the if-converted method for diluted earnings (loss) per share.

The assumed exchange of all Class A LLC Units outstanding for shares of Class A Common Stock was dilutive for the three and nine months ended September 30, 2026 and 2025. Accordingly, reallocation adjustments of $(50.7) million and $(56.7) million to net income (loss) from continuing operations attributable to the controlling interest were included in the numerator

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
of diluted earnings (loss) per share for the three and nine months ended September 30, 2026, respectively, compared to $(14.5) million and $47.4 million for the three and nine months ended September 30, 2025, respectively.

The assumed exchange of all Exchangeable Secured Notes outstanding for shares of Class A Common Stock was anti-dilutive for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, but was dilutive for the nine months ended September 30, 2025. Accordingly, reallocation adjustments of $(10.7) million and $(13.2) million to net loss from continuing operations attributable to the controlling interest were excluded from the numerator of diluted loss per share for the three and nine months ended September 30, 2026, respectively, and the reallocation adjustment of $(2.8) million was excluded from the numerator for the three months ended September 30, 2025. The reallocation adjustment of $9.5 million was included in the numerator of diluted earnings per share for the nine months ended September 30, 2025.

The assumed conversion of all Convertible Notes outstanding for shares of Class A Common Stock was dilutive for the three and nine months ended September 30, 2026, but was anti-dilutive for the three and nine months ended September 30, 2025. Accordingly, reallocation adjustments of $(4.5) million and $(6.3) million to net loss from continuing operations attributable to the controlling interest were included in the numerator of diluted loss per share for the three and nine months ended September 30, 2026, respectively. The reallocation adjustments of $(0.9) million and $0.7 million were excluded from the numerator of diluted earnings (loss) per share for the three and nine months ended September 30, 2025, respectively.

The assumed conversion of all Preferred Stock outstanding for shares of Class A Common Stock was anti-dilutive for the three and nine months ended September 30, 2026. Accordingly, reallocation adjustments of $(3.5) million and $(4.3) million to net loss from continuing operations attributable to the controlling interest were excluded from the numerator of diluted loss per share for the three and nine months ended September 30, 2026, respectively.

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

The Company had 5,337,928 potentially dilutive shares related to the Exchangeable Secured Notes for each of the three and nine months ended September 30, 2026 and 2025. The potentially dilutive shares related to the Exchangeable Secured Notes were anti-dilutive for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025 and were excluded from the computation of diluted loss per share. Accordingly, $2.2 million and $6.3 million of interest expense related to the Exchangeable Secured Notes, including amortization of debt discount and issuance costs, and net of income tax effects, were not added back to the numerator in calculating diluted loss per share for the three and nine months ended September 30, 2026, respectively, and $1.9 million of interest expense was not added back to the numerator for the three months ended September 30, 2025. The assumed exchange of all Exchangeable Secured Notes outstanding for shares of Class A Common Stock was dilutive for the nine months ended September 30, 2025.

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

The Company had 1,944,444 and 2,128,611 dilutive shares related to the Convertible Notes for the three and nine months ended September 30, 2026, respectively, compared to 1,400,966 and 472,120 potentially dilutive shares for the three and nine months ended September 30, 2025, respectively. The potentially dilutive shares related to the Convertible Notes were anti-dilutive for the three and nine months ended September 30, 2025 and were excluded from the computation of diluted earnings (loss) per share. Accordingly, the fair value adjustment of $7.2 million, net of income tax effects, was not reversed for the three and nine months ended September 30, 2025.

Finance of America Companies Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
(4) As the Preferred Stock is not a participating security, the Company calculates diluted loss per share assuming its conversion into shares of Class A Common Stock of FOA using the if-converted method. If dilutive, the Preferred Stock dividends are added back to the numerator of diluted loss per share from continuing operations. If dilutive, the denominator of diluted loss per share assumes that all Preferred Stock was converted into Class A Common Stock of FOA at the beginning of the reporting period.

The Company had 1,428,571 potentially dilutive shares related to the Preferred Stock for each of the three and nine months ended September 30, 2026. The potentially dilutive shares related to the Preferred Stock were anti-dilutive for the three and nine months ended September 30, 2026 and were excluded from the computation of diluted loss per share. Accordingly, $1.1 million and $3.4 million of Preferred Stock dividends were not added back to the numerator in calculating diluted loss per share for the three and nine months ended September 30, 2026, respectively.

(5) The exchange agreement between FOA, FOA Equity, and the Equity Capital Unitholders (the “Exchange Agreement”) allows for the exchange of Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, on a one-for-one basis for shares of Class A Common Stock of FOA. For the three and nine months ended September 30, 2026 and 2025, the diluted weighted average shares outstanding of Class A Common Stock includes the effects of the if-converted method to reflect the provisions of the Exchange Agreement and assumes the Class A LLC Units held by Equity Capital Unitholders, representing the noncontrolling interest, exchange their Class A LLC Units on a one-for-one basis for shares of Class A Common Stock of FOA.

(6) The Company had 377,309 and 468,811 potentially dilutive shares related to RSUs under the treasury stock method for the three and nine months ended September 30, 2026, respectively, compared to 640,545 and 725,082 potentially dilutive shares for the three and nine months ended September 30, 2025, respectively. The potentially dilutive shares related to RSUs were anti-dilutive for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025 and were excluded from the computation of diluted loss per share.

The Company had 1,450,000 potentially dilutive shares related to options under the treasury stock method for both the three and nine months ended September 30, 2026, compared to 720,000 potentially dilutive shares for both the three and nine months ended September 30, 2025. The potentially dilutive shares related to the options were anti-dilutive for the three and nine months ended September 30, 2026 and 2025 and were excluded from the computation of diluted earnings (loss) per share.

16. Subsequent Events
Senior Secured Notes
In October 2026, the Company elected to extend the maturity date of $90.8 million of its senior secured notes (the “Senior Secured Notes”) from November 30, 2026 to November 30, 2027, in accordance with the terms of the Senior Secured Notes indenture. The remaining $60.0 million principal amount of the Senior Secured Notes will mature on November 30, 2026.

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
Through FAR, the Company originates, acquires, and services (in partnership with third-party subservicers) home equity conversion mortgage (“HECM”) loans, which are originated pursuant to the Federal Housing Administration (the “FHA”) HECM program and are insured by the FHA, and non-agency reverse mortgage loans, which are not insured by the FHA. We have launched several non-agency reverse mortgage loan products to serve the U.S. senior population. At the same time, we continuously look to develop and launch new products to satisfy this vast and largely underserved market. For example, we previously launched a non-agency second lien reverse mortgage loan product, second in priority behind the first lien of an existing traditional mortgage loan or home equity line of credit collateralized by the same mortgaged property. This second lien product has enabled us to serve borrowers who already have and desire to maintain a low-rate primary mortgage but want the convenience of a flexible second lien loan with no required monthly principal and interest payments. In April 2026, FOA rolled out a new second lien reverse mortgage line of credit, which is a non-revolving, multi-draw product that allows borrowers to tap their equity at the times and in the amounts that precisely suit their needs. We are also pursuing partnerships with mortgage servicers to make our second lien reverse mortgage loan products available to their eligible traditional mortgage customers with a streamlined approval process, which we expect to broaden the reach of, and raise origination volumes for, the second lien product. Additionally, in 2026, we commenced originating certain traditional home equity loan products. This marks the first time that we have originated traditional home equity loans and enables us to serve potential borrowers who need higher loan-to-value solutions than those provided by our suite of reverse mortgage loan products. Further, in December 2025, we announced a strategic partnership with funds managed by Blue Owl Capital, Inc., which includes a joint innovation and product-development initiative focused on the continuous rollout of new, differentiated financial products tailored for people looking to maximize financial freedom, security, and opportunity throughout their retirement. These efforts exemplify our commitment to meet and serve new kinds of borrowers. We are a leader in this market and we are focused on developing and offering products for borrowers with interest in using home equity-based financing solutions as retirement planning tools, which we believe will continue to increase our addressable customer base and ultimately raise our origination volumes.
We originate reverse mortgage loans through a retail channel (consisting primarily of a centralized retail platform) and a third-party originator (“TPO”) channel (consisting primarily of a network of mortgage brokers). In 2026, we have also begun originating traditional home equity loans initially through an artificial intelligence (“AI”) platform provided by the Better Home & Finance Holding Company (“Better”). In 2025 and 2026, we have continued to take steps to enhance our marketing and digital capabilities. In the first quarter of 2025, we completed the migration of our telephony platform, and we have continued to enhance its performance. In the second quarter of 2025, we launched and transitioned to our new brand platform, “A Better Way with FOA,” alongside the launch of a national advertising campaign, which integrates a mix of traditional and online mediums. This represents a shift in marketing strategy designed to enhance brand visibility and connect with a new generation of customers through modernized messaging that reflects the real-life goals and aspirations of today’s senior homeowners. We have also continued to enhance our digital capabilities by leveraging automated digital tools to improve efficiency and the overall ease of transacting. In June 2025, we launched a digital pre-qualification tool for certain products that can deliver a three-minute pre-qualification experience, setting a new benchmark for speed and customer engagement in the industry. In the fourth quarter of 2025, we launched “Joy,” our AI-powered customer ambassador chatbot, to provide consumer support over the telephone. In 2026, we expanded Joy’s capabilities, including enabling Joy to provide consumer support via the exchange of online instant messages, and separately implemented SMS engagement tools for sales teams. These efforts have culminated in the launch of FOA Intelligence, or FOAi, our proprietary, industry-first end-to-end platform that connects how we acquire, evaluate, and move customers through the loan origination process, with Joy operating as the AI layer across that system. Additionally, in 2025, we engaged in efforts to refine the systems used by our mortgage broker partners to improve the efficiency and ease of originations via our TPO channel. We believe that these efforts have and will (i) increase brand and product recognition among customers and mortgage brokers, (ii) improve overall customer experience, and (iii) ultimately raise our origination volumes.
We are engaging in strategic partnerships in an effort to expand the reach of our products. In October 2025, we announced a strategic partnership with Better, pursuant to which we have begun to originate traditional home equity loans through Better’s AI platform and serve as Better’s reverse mortgage origination partner, including both HECM loans and non-agency reverse mortgage loans. Better is initially leveraging traditional platforms to offer these products; however, our goal for this collaboration is to allow us to integrate our reverse mortgage products into a unified digital experience. Additionally, following the closing of the OMC Transaction described below, we are engaging with Onity Mortgage Corporation (formerly known as PHH Mortgage Corporation) (“OMC”) to make our non-agency second lien reverse mortgage loan product available to OMC’s eligible traditional mortgage customers with a streamlined approval process. We are also pursuing partnerships with additional mortgage servicers to make our non-agency second lien reverse mortgage loan product available to their eligible traditional mortgage customers with a streamlined approval process. We believe that these efforts will significantly broaden the reach of our products and ultimately raise our origination volumes.
Our Portfolio Management segment provides structuring and product development expertise as well as broker/dealer and institutional asset management capabilities, which facilitates innovation and the successful monetization of our loans. We securitize HECM loans into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which the Government National Mortgage Association (“Ginnie Mae”) guarantees, and sell HMBS in the secondary market while retaining the rights to service the HECM loans. When HECM loans are not eligible for securitization into

HMBS or are required to be bought out of a pool of HECM loans previously securitized into HMBS, we convey the HECM loans to the United States Department of Housing and Urban Development (“HUD”) or liquidate them in accordance with program requirements, securitize them into privately placed mortgage-backed securities (“MBS”), or hold them for investment. In November 2024, Ginnie Mae announced the finalized term sheet for its HMBS 2.0 program. If implemented, the HMBS 2.0 program will enable us to securitize into HMBS additional HECM loans that are required to be bought out of pools of HECM loans securitized pursuant to Ginnie Mae’s existing HMBS program or otherwise not eligible for securitization pursuant to Ginnie Mae’s existing HMBS program (subject to expanded eligibility parameters applicable to the HMBS 2.0 program), increasing the HECM loans that we are able to securitize into HMBS. We either securitize non-agency reverse mortgage loans into MBS sold to investors or sell them as whole loans to investors, while retaining the right to service the loans. We may also decide to strategically hold certain non-agency reverse mortgage loans for investment. We sell traditional home equity loans as whole loans to investors on a servicing released basis. The capabilities provided by the Portfolio Management segment allowed us to complete several sales and issuances of MBS backed by our loan products in 2025 and during the first nine months of 2026, including a nearly $2 billion securitization of non-agency reverse mortgage loans in September 2025, the largest in Company history. This demonstrates the high quality and liquidity of the loan products we originate, the deep relationships we have with our investors, and the resilience of our business model in many economic environments.

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
•prevailing interest rates, which impact loan origination volume, with declining interest rates generally leading to increases in volume and increasing interest rates generally leading to decreases in volume, as well as movements in market interest rates and yields required by investors, with increases generally having negative impacts on the fair value of our financial assets and decreases generally having positive impacts;
•increases or decreases in default status of loans and prepayment speeds; and
•broad economic factors such as the strength and stability of the overall economy, including inflation, the unemployment level, real estate values, and trade and tax policies.
Other factors that may affect our cost base include trends in salaries and benefits costs, sales commissions, loan production and servicing costs, marketing and advertising, technology, rent, legal, compliance, and other general and administrative costs. Management continually monitors these costs through operating plans.

Macroeconomic Conditions
The U.S. Federal Reserve’s monetary policies and the federal government’s tariff policies may have an impact on economic conditions relevant to our business, including real estate values and prevailing mortgage rates; however, the extent of the impact remains uncertain. In September 2026, the U.S. Federal Reserve increased the target range for the federal funds rate by 25 basis points. Higher interest rates generally lead to lower mortgage transaction volumes, increased competition, and lower profit margins. During the three months ended September 30, 2026, an increase in interest rates resulted in negative non-cash fair value adjustments to certain assets in our portfolio and placed pressure on reverse mortgage origination margins. In response to these market conditions, in October 2026, we implemented changes to our products and pricing intended to improve reverse mortgage origination margins. Volatility in market conditions resulting from the foregoing policies may cause credit spreads to widen, which reduces, among other things, availability of credit to our Company on favorable terms, liquidity in the market, the fair value of assets on our balance sheet, and price transparency of real estate-related or asset-backed assets.
Our Company is actively monitoring these events and their effects on the Company’s financial condition, liquidity, operations, industry, and workforce. The U.S. Federal Reserve has indicated that additional increases to the target range for the federal funds rate may be implemented in the future to combat persistent inflation. However, future changes in monetary policy, including potential adjustments to interest rates, remain uncertain and may be influenced by inflation, employment, and other economic conditions. These continuing economic impacts may cause additional volatility in the financial markets and may have an adverse effect on the Company’s future results of operations, financial condition, and liquidity in 2026 and beyond. See the Results of Operations section below.
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

Results of Operations
Consolidated Results
The following table presents our consolidated operating results from continuing operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Portfolio interest income:
Interest income	$589,379	$482,132	$1,547,057	$1,444,534
Interest expense	(527,785)	(404,031)	(1,364,278)	(1,236,534)
Net portfolio interest income	61,594	78,101	182,779	208,000

Other income (expense):
Net origination gains	59,451	59,933	186,914	162,029
Gains on securitization of HECM tails, net	19,456	11,654	44,743	32,990
Fair value changes from model amortization	(51,999)	(41,293)	(120,218)	(117,705)
Fair value changes from market inputs or model assumptions	(141,879)	(21,872)	(153,498)	161,330
Net fair value changes on loans and related obligations	(114,971)	8,422	(42,059)	238,644
Fee income	7,918	8,813	21,484	21,898
Non-funding interest expense, net	(12,489)	(14,488)	(37,529)	(44,623)
Net other income (expense)	(119,542)	2,747	(58,104)	215,919

Total revenues	(57,948)	80,848	124,675	423,919

Expenses
Salaries, benefits, and related expenses	44,430	37,245	129,301	108,149
Loan production and portfolio related expenses	12,655	25,527	45,355	46,319
Loan servicing expenses	9,310	8,168	24,499	23,434
Marketing and advertising expenses	14,428	11,231	44,981	34,227
Amortization and depreciation	9,980	9,643	29,761	28,955
General and administrative expenses	13,675	12,780	42,036	38,939
Total expenses	104,478	104,594	315,933	280,023
Other, net	32,667	(4,809)	26,700	(8,803)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(129,759)	$(28,555)	$(164,558)	$135,093
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

The following table presents the components of net interest income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income:
Interest income on mortgage loans	$585,521	$478,536	$1,531,749	$1,434,459
Other interest income	3,858	3,596	15,308	10,075
Total portfolio interest income	589,379	482,132	1,547,057	1,444,534
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(505,110)	(381,017)	(1,295,916)	(1,174,388)
Interest expense on other financing lines of credit	(22,675)	(23,014)	(68,362)	(62,146)
Total portfolio interest expense	(527,785)	(404,031)	(1,364,278)	(1,236,534)
Net portfolio interest income	61,594	78,101	182,779	208,000

Non-funding interest expense, net	(12,489)	(14,488)	(37,529)	(44,623)

Net interest income	$49,105	$63,613	$145,250	$163,377
(1) Interest expense on HMBS and nonrecourse obligations includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.
For the three months ended September 30, 2026 versus the three months ended September 30, 2025
Net loss from continuing operations before income taxes increased $101.2 million primarily as a result of the following:
•Fair value changes from market inputs or model assumptions decreased $120.0 million primarily due to net changes in interest rates, yields, home price appreciation, and other inputs, which generated higher net fair value losses during the three months ended September 30, 2026 compared to the 2025 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Net portfolio interest income decreased $16.5 million primarily due to gains on extinguishment of debt recognized during the three months ended September 30, 2025, compared to no such gains during the 2026 period, related to purchases of securities that were previously issued by consolidated trusts, which was partially offset by increased net portfolio interest income related to the OMC Transaction. Fair value changes from model amortization decreased $10.7 million, which was partially offset by a $7.8 million increase in gains on securitization of HECM tails, net, related to the OMC Transaction.
•Net origination gains decreased $0.5 million as higher reverse mortgage loan origination volume was offset by lower margins resulting from the increase in interest rates during the period. We recognized $59.5 million in net origination gains on loan originations of $748.4 million for the three months ended September 30, 2026 compared to $59.9 million in net origination gains on loan originations of $602.9 million for the comparable 2025 period.
•Non-funding interest expense, net, decreased $2.0 million during the three months ended September 30, 2026 compared to the 2025 period primarily due to lower outstanding balances on our working capital promissory notes and senior notes.
•Total expenses decreased $0.1 million primarily due to decreased loan portfolio related expenses as a result of lower securitization expenses. We issued $1.7 billion of notes during the three months ended September 30, 2026 compared to $3.2 billion during the 2025 period. This was offset by increases in salaries, benefits, and related expenses as a result of higher compensation associated with increased loan production, particularly in our retail channel, as well as an increase in marketing and advertising expenses related to our investment in marketing to support future loan origination volume growth.

•Other, net, increased $37.5 million primarily due to a $30.2 million fair value gain on convertible notes resulting from changes in FOA’s stock price during the three months ended September 30, 2026 compared to a $9.8 million fair value loss in the 2025 period.
For the nine months ended September 30, 2026 versus the nine months ended September 30, 2025
Net income (loss) from continuing operations before income taxes decreased $299.7 million primarily as a result of the following:
•Fair value changes from market inputs or model assumptions decreased $314.8 million primarily due to net changes in interest rates, yields, home price appreciation, and other inputs, which generated net fair value losses during the nine months ended September 30, 2026 compared to net fair value gains during the 2025 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Net portfolio interest income decreased $25.2 million primarily due to lower gains on extinguishment of debt recognized during the nine months ended September 30, 2026 compared to the 2025 period related to purchases of securities that were previously issued by consolidated trusts, and a higher cost of funds within our securitized portfolio, which was partially offset by increased net portfolio interest income related to the OMC Transaction. Gains on securitization of HECM tails, net, increased $11.8 million as a result of the OMC Transaction.
•Net origination gains increased $24.9 million as a result of higher reverse mortgage loan origination volume. We recognized $186.9 million in net origination gains on reverse mortgage loan originations of $2.1 billion for the nine months ended September 30, 2026 compared to $162.0 million in net origination gains on loan originations of $1.8 billion for the comparable 2025 period.
•Non-funding interest expense, net, decreased $7.1 million during the nine months ended September 30, 2026 compared to the 2025 period primarily due to lower outstanding balances on our working capital promissory notes and senior notes.
•Total expenses increased $35.9 million primarily due to increases in salaries, benefits, and related expenses as a result of higher compensation associated with increased loan production, particularly in our retail channel, as well as increased headcount to support the Company’s investment in our technology initiatives, and an increase in marketing and advertising expenses related to our investment in marketing to support future loan origination volume growth. This was partially offset by a decrease in loan portfolio related expenses as a result of lower securitization expenses. We issued $4.6 billion of notes during the nine months ended September 30, 2026 compared to $4.9 billion for the 2025 period.
•Other, net, increased $35.5 million primarily due to a $22.9 million fair value gain on convertible notes resulting from changes in FOA’s stock price during the nine months ended September 30, 2026 compared to a $9.8 million fair value loss in the 2025 period, as well as valuation changes in certain non-operating assets and deferred purchase price liabilities.

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

Segment Results
Revenues and fees are directly attributed to their respective segments at the time services are performed. Revenues generated on inter-segment services performed are valued based on estimated market value. Expenses directly attributable to the operating segments are expensed as incurred. Other expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. The allocation methodology is reviewed annually. There were no changes to methodology during the three and nine months ended September 30, 2026 and 2025. Expenses for enterprise-level general overhead, such as executive administration, are not allocated to the business segments.
Retirement Solutions Segment
The following table presents our Retirement Solutions segment’s results (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net origination gains	$59,451	$59,933	$186,914	$162,029
Fee income	7,572	8,186	20,587	20,158
Total revenues	67,023	68,119	207,501	182,187
Total expenses	64,518	50,783	184,903	151,219
NET INCOME BEFORE INCOME TAXES	$2,505	$17,336	$22,598	$30,968

Key Metrics
The following table presents our Retirement Solutions segment’s key metrics (in thousands, except units):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Reverse mortgage loan origination volume
Loan origination volume(1)	$748,409	$602,888	$2,074,452	$1,765,845
Loan origination volume - tails(2)	285,763	237,902	747,504	703,682
Total loan origination volume	$1,034,172	$840,790	$2,821,956	$2,469,527
Reverse mortgage loan origination volume - units(1)	3,131	2,441	8,685	7,213

Reverse mortgage loan origination volume - by channel(1)
TPO	$445,401	$406,133	$1,281,852	$1,189,178
Retail	303,008	196,755	792,600	576,667
Total reverse mortgage loan origination volume	$748,409	$602,888	$2,074,452	$1,765,845
(1) Loan origination volume consists of initial reverse mortgage loan borrowing amounts.
(2) Tails consist of subsequent borrower draws, mortgage insurance premiums, service fees, and other advances that are added to the balance of the reverse mortgage loans and that we are able to subsequently securitize.
Revenues
The following table presents the components of our Retirement Solutions segment’s total revenues (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net origination gains:
TPO	$51,490	$54,956	$167,176	$151,919
Retail	32,128	24,632	93,185	64,847
Acquisition costs	(24,167)	(19,655)	(73,447)	(54,737)
Total net origination gains	59,451	59,933	186,914	162,029
Fee income	7,572	8,186	20,587	20,158
Total revenues	$67,023	$68,119	$207,501	$182,187
For the three months ended September 30, 2026 versus the three months ended September 30, 2025
Total revenues decreased $1.1 million or 1.6% primarily due to lower net origination gains, which decreased $0.5 million or 0.8% as higher reverse mortgage loan origination volume was offset by lower margins resulting from the increase in interest rates during the period. We originated $748.4 million of reverse mortgage loans for the three months ended September 30, 2026, an increase of 24.1%, compared to $602.9 million for the comparable 2025 period. During the three months ended September 30, 2026, the average margin on reverse mortgage loan production was 7.9% compared to 9.9% in the 2025 period, a decrease of 2.0%.
For the nine months ended September 30, 2026 versus the nine months ended September 30, 2025
Total revenues increased $25.3 million or 13.9% primarily due to higher net origination gains, which increased $24.9 million or 15.4% as a result of higher reverse mortgage loan origination volume. We originated $2.1 billion of reverse mortgage loans for the nine months ended September 30, 2026, an increase of 17.5%, compared to $1.8 billion for the comparable 2025 period.

Expenses
The following table presents the components of our Retirement Solutions segment’s total expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Salaries	$18,615	$15,274	$52,667	$44,341
Commissions and bonuses	8,654	5,483	22,669	16,603
Other salary related expenses	2,909	2,284	8,935	7,302
Total salaries, benefits, and related expenses	30,178	23,041	84,271	68,246

Loan production expenses	3,843	1,621	8,682	4,398
Marketing and advertising expenses	14,415	11,230	44,942	34,217
Amortization and depreciation	9,524	9,328	28,342	27,985
General and administrative expenses	6,558	5,563	18,666	16,373
Total expenses	$64,518	$50,783	$184,903	$151,219
For the three months ended September 30, 2026 versus the three months ended September 30, 2025
Total expenses increased $13.7 million or 27.0% as a result of the following:
•Total salaries, benefits, and related expenses increased $7.1 million primarily due to higher compensation associated with increased loan production, particularly in our retail channel.
•Marketing and advertising expenses increased $3.2 million due to our investment in marketing to support future loan origination volume growth.
For the nine months ended September 30, 2026 versus the nine months ended September 30, 2025
Total expenses increased $33.7 million or 22.3% as a result of the following:
•Total salaries, benefits, and related expenses increased $16.0 million primarily due to higher compensation associated with increased loan production, particularly in our retail channel.
•Marketing and advertising expenses increased $10.7 million due to our investment in marketing to support future loan origination volume growth.

Portfolio Management Segment
The following table presents our Portfolio Management segment’s results (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Portfolio interest income:
Interest income	$589,379	$482,132	$1,547,057	$1,444,534
Interest expense	(527,785)	(404,031)	(1,364,278)	(1,236,534)
Net portfolio interest income	61,594	78,101	182,779	208,000

Other income (expense):
Gains on securitization of HECM tails, net	19,456	11,654	44,743	32,990
Fair value changes from model amortization	(51,999)	(41,293)	(120,218)	(117,705)
Fair value changes from market inputs or model assumptions	(141,879)	(21,872)	(153,498)	161,330
Net fair value changes on loans and related obligations	(174,422)	(51,511)	(228,973)	76,615
Fee income	469	750	1,266	2,109
Net other income (expense)	(173,953)	(50,761)	(227,707)	78,724
Total revenues	(112,359)	27,340	(44,928)	286,724
Total expenses	25,583	38,258	82,913	84,260
NET INCOME (LOSS) BEFORE INCOME TAXES	$(137,942)	$(10,918)	$(127,841)	$202,464
The following table presents the assets and liabilities in our Portfolio Management segment (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$55,959	$33,028
Restricted cash	682,325	234,885
Loans held for investment, subject to HMBS related obligations, at fair value	25,157,687	19,135,403
Loans held for investment, subject to nonrecourse debt, at fair value	10,685,569	10,026,177
Loans held for investment, at fair value	525,374	870,081
Other assets, net	318,781	158,944
Total earning assets	37,425,695	30,458,518

HMBS related obligations, at fair value	24,848,685	18,912,226
Nonrecourse debt, at fair value	10,866,225	9,736,493
Other financing lines of credit	1,272,254	1,187,699
Payables and other liabilities	12,344	55,524
Total financing of portfolio	36,999,508	29,891,942

Net carrying value of earning assets	$426,187	$566,576

Key Metrics
The following tables present our Portfolio Management segment’s key metrics (dollars in thousands):

	September 30, 2026	December 31, 2025
Reverse Mortgage Loans
Active unpaid principal balance (“UPB”)	$34,009,376	$27,833,679
Due and payable	774,638	516,618
Foreclosure	717,531	559,300
Claims pending	144,551	98,477
Ending UPB	$35,646,096	$29,008,074
Loan count	108,994	88,493
Average UPB	$327	$328
Weighted average coupon	6.88%	6.71%
Weighted average age (in months)	53	50
Percentage of UPB in foreclosure	2.0%	1.9%

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Capital Markets Transactions(1)
Number of securitizations	1	2	5	5
Notes issued	$1,671,858	$3,205,566	$4,563,921	$4,938,824
(1) Includes only securitizations recorded in Nonrecourse debt, at fair value, in the Condensed Consolidated Statements of Financial Condition.
Revenues
The following table presents the components of our Portfolio Management segment’s total revenues (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Portfolio interest income:
Interest income	$589,379	$482,132	$1,547,057	$1,444,534
Interest expense	(527,785)	(404,031)	(1,364,278)	(1,236,534)
Net portfolio interest income	61,594	78,101	182,779	208,000

Other income (expense):
Gains on securitization of HECM tails, net	19,456	11,654	44,743	32,990
Fair value changes from model amortization	(51,999)	(41,293)	(120,218)	(117,705)
Fair value changes from market inputs or model assumptions	(141,879)	(21,872)	(153,498)	161,330
Net fair value changes on loans and related obligations	(174,422)	(51,511)	(228,973)	76,615
Fee income	469	750	1,266	2,109
Net other income (expense)	(173,953)	(50,761)	(227,707)	78,724
Total revenues	$(112,359)	$27,340	$(44,928)	$286,724
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
The following table presents the components of net portfolio interest income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income:
Interest income on mortgage loans	$585,521	$478,536	$1,531,749	$1,434,459
Other interest income	3,858	3,596	15,308	10,075
Total portfolio interest income	589,379	482,132	1,547,057	1,444,534
Interest expense:
Interest expense on HMBS and nonrecourse obligations(1)	(505,110)	(381,017)	(1,295,916)	(1,174,388)
Interest expense on other financing lines of credit	(22,675)	(23,014)	(68,362)	(62,146)
Total portfolio interest expense	(527,785)	(404,031)	(1,364,278)	(1,236,534)
Net portfolio interest income	$61,594	$78,101	$182,779	$208,000
(1) Interest expense on HMBS and nonrecourse obligations includes gains or losses on extinguishment of debt related to the purchase of securities that were previously issued by consolidated trusts.
For the three months ended September 30, 2026 versus the three months ended September 30, 2025
Total revenues decreased $139.7 million as a result of the following:
•Fair value changes from market inputs or model assumptions decreased $120.0 million primarily due to net changes in interest rates, yields, home price appreciation, and other inputs, which generated higher net fair value losses during the three months ended September 30, 2026 compared to the 2025 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Net portfolio interest income decreased $16.5 million primarily due to gains on extinguishment of debt recognized during the three months ended September 30, 2025, compared to no such gains during the 2026 period, related to purchases of securities that were previously issued by consolidated trusts, which was partially offset by increased net portfolio interest income related to the OMC Transaction. Fair value changes from model amortization decreased $10.7 million, which was partially offset by a $7.8 million increase in gains on securitization of HECM tails, net, related to the OMC Transaction.
For the nine months ended September 30, 2026 versus the nine months ended September 30, 2025
Total revenues decreased $331.7 million as a result of the following:
•Fair value changes from market inputs or model assumptions decreased $314.8 million primarily due to net changes in interest rates, yields, home price appreciation, and other inputs, which generated net fair value losses during the nine months ended September 30, 2026 compared to net fair value gains during the 2025 period. Refer to Note 5 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information regarding the key inputs, assumptions, and valuation techniques impacting the value of our loans and related obligations.
•Net portfolio interest income decreased $25.2 million primarily due to lower gains on extinguishment of debt recognized during the nine months ended September 30, 2026 compared to the 2025 period related to purchases of securities that were previously issued by consolidated trusts, and a higher cost of funds within our securitized portfolio, which was partially offset by increased net portfolio interest income related to the OMC Transaction. Gains on securitization of HECM tails, net, increased $11.8 million as a result of the OMC Transaction.

Expenses
The following table presents the components of our Portfolio Management segment’s total expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Salaries	$3,456	$2,906	$10,020	$8,611
Commissions and bonuses	482	495	1,469	1,406
Other salary related expenses	384	269	1,431	1,010
Total salaries, benefits, and related expenses	4,322	3,670	12,920	11,027

Loan portfolio related expenses	8,812	23,906	36,673	41,921
Loan servicing expenses	9,310	8,168	24,499	23,434
Amortization and depreciation	5	5	15	39
General and administrative expenses	3,134	2,509	8,806	7,839
Total expenses	$25,583	$38,258	$82,913	$84,260
For the three months ended September 30, 2026 versus the three months ended September 30, 2025
Total expenses decreased $12.7 million or 33.1% primarily due to lower loan portfolio related expenses, which decreased $15.1 million due to a decline in securitization expenses during the three months ended September 30, 2026 compared to the 2025 period. We issued $1.7 billion of notes during the three months ended September 30, 2026 compared to $3.2 billion during the 2025 period. This decrease was partially offset by a $1.1 million increase in loan servicing expenses associated with the OMC HECM portfolio acquired on June 30, 2026.
For the nine months ended September 30, 2026 versus the nine months ended September 30, 2025
Total expenses decreased $1.3 million or 1.6% primarily due to lower loan portfolio related expenses, which decreased $5.2 million due to a decline in securitization expenses during the nine months ended September 30, 2026 compared to the 2025 period. We issued $4.6 billion of notes during the nine months ended September 30, 2026 compared to $4.9 billion during the 2025 period. This decrease was partially offset by a $1.1 million increase in loan servicing expenses associated with the OMC HECM portfolio acquired on June 30, 2026.

Corporate and Other
Corporate and Other consists of our corporate services groups, as well as certain inter-segment revenues and expenses that are eliminated in the condensed consolidated financial statements. These groups support our operating segments, and the costs of services directly supporting the operating segments are allocated to those operating segments on a cost-of-service basis. Enterprise-focused Corporate and Other expenses that are not incurred in direct support of the operating segments are kept unallocated within Corporate and Other.
The following table presents Corporate and Other results (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Fee income	$(123)	$(123)	$(369)	$(369)
Non-funding interest expense, net	(12,489)	(14,488)	(37,529)	(44,623)
Total revenues	(12,612)	(14,611)	(37,898)	(44,992)
Total expenses	14,377	15,553	48,117	44,544
Other, net	32,667	(4,809)	26,700	(8,803)
NET INCOME (LOSS) BEFORE INCOME TAXES	$5,678	$(34,973)	$(59,315)	$(98,339)

The following table presents the components of Corporate and Other total expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Salaries and bonuses	$17,195	$15,431	$49,821	$42,405
Other salary related expenses	1,376	1,971	7,185	6,251
Shared services - payroll allocations	(8,641)	(6,868)	(24,896)	(19,780)
Total salaries, benefits, and related expenses	9,930	10,534	32,110	28,876

Marketing and advertising expenses	13	1	39	10
Amortization and depreciation	451	310	1,404	931

Communications and data processing and other expenses	4,505	4,543	14,397	14,484
Professional and consulting fees	3,342	3,099	10,657	9,849
Shared services - general and administrative allocations	(3,864)	(2,934)	(10,490)	(9,606)
Total general and administrative expenses	3,983	4,708	14,564	14,727

Total expenses	$14,377	$15,553	$48,117	$44,544
For the three months ended September 30, 2026 versus the three months ended September 30, 2025
Non-funding interest expense, net, decreased $2.0 million during the three months ended September 30, 2026 compared to the 2025 period primarily due to lower outstanding balances on our working capital promissory notes and senior notes.
Other, net, increased $37.5 million primarily due to a $30.2 million fair value gain on convertible notes resulting from changes in FOA’s stock price during the three months ended September 30, 2026 compared to a $9.8 million fair value loss in the 2025 period.
For the nine months ended September 30, 2026 versus the nine months ended September 30, 2025
Non-funding interest expense, net, decreased $7.1 million during the nine months ended September 30, 2026 compared to the 2025 period primarily due to lower outstanding balances on our working capital promissory notes and senior notes.
Total expenses increased $3.6 million or 8.0% due to higher salaries, benefits, and related expenses, net of shared services allocations, which increased $3.2 million during the nine months ended September 30, 2026 when compared to the 2025 period primarily due to increased headcount to support the Company’s investment in technology initiatives.
Other, net, increased $35.5 million primarily due to a $22.9 million fair value gain on convertible notes resulting from changes in FOA’s stock price during the nine months ended September 30, 2026 compared to a $9.8 million fair value loss in the 2025 period, as well as valuation changes in certain non-operating assets and deferred purchase price liabilities.

Non-GAAP Financial Measures
The Company’s management evaluates performance of the Company through the use of certain financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including adjusted total revenues, adjusted net income, adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted earnings per share, tangible equity, and tangible equity per share.
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

These non-GAAP financial measures should not be considered as an alternative to total revenues, net income (loss), operating cash flows, or any other performance measures determined in accordance with U.S. GAAP. Adjusted total revenues, adjusted net income, adjusted EBITDA, adjusted earnings per share, tangible equity, and tangible equity per share have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations of these metrics are: (i) cash expenditures for future contractual commitments; (ii) cash requirements for working capital needs; (iii) cash requirements for certain tax payments; and (iv) all non-cash income/expense items.
Because of these limitations, adjusted total revenues, adjusted net income, adjusted EBITDA, adjusted earnings per share, tangible equity, and tangible equity per share should not be considered as measures of discretionary cash available to us to invest in the growth of our business or distribute to shareholders. We compensate for these limitations by relying primarily on our U.S. GAAP results and using our non-GAAP financial measures only as a supplement. Users of our condensed consolidated financial statements are cautioned not to place undue reliance on our non-GAAP financial measures.
Adjusted Total Revenues
We define adjusted total revenues as total revenues adjusted for:
1.Changes in fair value of our portfolio assets and liabilities, including loans, retained bonds, and related obligations, due to valuation inputs and assumptions.
2.Amortization of the discount on senior notes resulting from the fair value measurement at issuance.
Management considers adjusted total revenues important in evaluating the Company as a whole. This supplemental metric is utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted total revenues is not a presentation made in accordance with U.S. GAAP, and our definition and use of this measure may vary from other companies in our industry.
Adjusted total revenues provides visibility to the underlying operating performance by excluding the impact of certain items that management does not believe are representative of our core revenues. Adjusted total revenues may also include other adjustments, as applicable, based upon facts and circumstances, consistent with our intent of providing a supplemental means of evaluating our operating performance.
Adjusted Net Income
We define adjusted net income as net income (loss) from continuing operations adjusted for:
1.Income taxes.
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
Management considers adjusted net income important in evaluating the Company as a whole. This supplemental metric is utilized by our management team to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use this measure when analyzing our operating performance and comparability to peers. Adjusted net income is not a presentation made in accordance with U.S. GAAP, and our definition and use of this measure may vary from other companies in our industry.

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
1.Income taxes.
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
6.Depreciation.
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
Reconciliation to GAAP
The following table presents a reconciliation of total revenues to adjusted total revenues and net income (loss) from continuing operations to adjusted net income and adjusted EBITDA, as well as adjusted earnings per share, tangible equity, and tangible equity per share (in thousands, except for share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Reconciliation of total revenues to adjusted total revenues
Total revenues	$(57,948)	$80,848	$124,675	$423,919
Adjustments for:
Changes in fair value of portfolio assets and liabilities	142,552	21,872	166,746	(161,330)
Amortization of the discount on senior notes	4,563	4,428	13,402	13,051
Adjusted total revenues	$89,167	$107,148	$304,823	$275,640

Reconciliation of net income (loss) from continuing operations to adjusted net income and adjusted EBITDA
Net income (loss) from continuing operations	$(109,670)	$(28,685)	$(103,358)	$130,888
Add back: (Provision) benefit for income taxes	20,089	(130)	61,200	(4,205)
Net income (loss) from continuing operations before income taxes	(129,759)	(28,555)	(164,558)	135,093
Adjustments for:
Changes in fair value(1)	124,516	60,162	193,463	(91,162)
Amortization of intangible assets	9,297	9,297	27,891	27,891
Equity-based compensation	3,486	2,600	10,272	7,404
Certain non-recurring costs	433	1,095	2,410	2,019
Adjusted net income before income taxes	7,973	44,599	69,478	81,245
Provision for income taxes	(2,097)	(11,859)	(18,275)	(21,539)
Adjusted net income	5,876	32,740	51,203	59,706
Provision for income taxes	2,097	11,859	18,275	21,539
Depreciation	683	346	1,870	1,064
Interest expense on non-funding debt	7,926	10,067	24,130	32,007
Adjusted EBITDA	$16,582	$55,012	$95,478	$114,316

GAAP Per Share Measures
Net income (loss) from continuing operations attributable to holders of Class A Common Stock	$(48,278)	$(8,878)	$(30,969)	$58,282
Basic weighted average shares outstanding	9,217,211	9,066,190	8,879,238	10,090,861
Basic earnings (loss) per share from continuing operations	$(5.24)	$(0.98)	$(3.49)	$5.78
If-converted method net income (loss) from continuing operations	$(116,393)	$(23,402)	$(103,623)	$121,351
Diluted weighted average shares outstanding	19,250,589	19,235,795	18,997,028	28,488,038
Diluted earnings (loss) per share from continuing operations	$(6.05)	$(1.22)	$(5.45)	$4.26

Non-GAAP Per Share Measures
Adjusted net income	$5,876	$32,740	$51,203	$59,706
Exchangeable Secured Notes interest expense(2)	—	2,640	8,102	7,899
Total	$5,876	$35,380	$59,305	$67,605
Weighted average shares outstanding	21,056,469	26,615,234	26,232,338	28,960,158
Adjusted earnings per share	$0.28	$1.33	$2.26	$2.33

	September 30, 2026	December 31, 2025
GAAP Book Value Per Common Share
Total equity	$306,996	$395,627
Less: Preferred Stock	50,000	50,000
Less: Noncontrolling interest	(1,828)	71,755
Total equity attributable to common stock	$258,824	$273,872
Class A Common Stock outstanding	9,217,956	7,899,344
Book value per common share	$28.08	$34.67

Non-GAAP Tangible Equity Per Share
Total equity	$306,996	$395,627
Less: Intangible assets, net	151,723	179,615
Tangible equity	$155,273	$216,012
Class A Common Stock outstanding	9,217,956	7,899,344
Class A LLC Units (if-converted to Class A Common Stock)	8,088,934	8,381,821
Preferred Stock (if-converted to Class A Common Stock)	1,428,571	1,428,571
Adjusted Class A Common Stock outstanding	18,735,461	17,709,736
Tangible equity per share	$8.29	$12.20
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
Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings or other sources of financing may not be available to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which could result in additional expenses or dilution.
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
Cash Flows
The following table presents amounts from our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine months ended
	September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(487,692)	$(338,303)
Investing activities	130,185	447,104
Financing activities	833,868	(8,376)
Effect of exchange rate changes on cash and cash equivalents	—	(7)
Net increase in cash and cash equivalents and restricted cash	$476,361	$100,418
Net increase in cash and cash equivalents	$28,882	$62,410
Net increase in restricted cash	447,479	38,008
Our cash and cash equivalents and restricted cash increased by $476.4 million for the nine months ended September 30, 2026 compared to an increase of $100.4 million during the comparable period in 2025. Our cash and cash equivalents, excluding restricted cash, increased $28.9 million for the nine months ended September 30, 2026 compared to an increase of $62.4 million during the comparable period in 2025. Our restricted cash increased $447.5 million during the nine months ended September 30, 2026, which was primarily attributable to cash held in connection with a securitization completed during the third quarter of 2026 that will be used to purchase additional collateral for the securitization.
Operating Cash Flow
Cash flows from operating activities decreased by $149.4 million for the nine months ended September 30, 2026 compared to the corresponding 2025 period, which was primarily attributable to an increase in cash used for originations of loans held for sale, net of proceeds on sale.
Investing Cash Flow
The decrease of $316.9 million in cash flows from our investing activities during the nine months ended September 30, 2026 compared to the 2025 period was primarily attributable to a $472.9 million increase in cash used for purchases and originations of loans held for investment, net of proceeds/payments, and a $117.5 million cash outlay for the OMC Transaction. This was partially offset by a $260.3 million increase in proceeds/payments on loans held for investment, subject to nonrecourse debt, net of cash used for purchases and originations.
Financing Cash Flow
The increase of $842.2 million in cash flows from our financing activities during the nine months ended September 30, 2026 compared to the 2025 period was primarily driven by a $445.2 million increase in proceeds from nonrecourse debt, net of payments, a $207.2 million decrease in payments on HMBS related obligations, net of proceeds, a $193.3 million decrease in payments on other financing lines of credit, net of proceeds, and a $45.0 million decrease in payments on notes payable, net of proceeds. This was partially offset by $41.6 million of cash used for the repurchase of Class A Common Stock and Class A LLC Units and $3.4 million of cash used for dividends paid on the Preferred Stock.
Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage ratios, and profitability. These covenants are measured at FAH or FAR. The Company was in compliance with the financial covenants as of September 30, 2026. Refer to Note 9 - Other Financing Lines of Credit in the Notes to Condensed Consolidated Financial Statements for additional information.

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
FAR’s actual ratio of adjusted net worth to total assets was below the Ginnie Mae requirement due to the Company’s determination that HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations do not meet the requirements of sale accounting and are not derecognized upon transfer. As a result, the Company accounts for HECM loans transferred into HMBS as well as its HECM buyout and non-agency reverse mortgage loan securitizations as secured borrowings and continues to recognize the loans as held for investment, subject to HMBS related obligations or nonrecourse debt, along with the corresponding liability for the HMBS related obligations or nonrecourse debt. Accordingly, FAR requested and received a waiver from Ginnie Mae for the leverage ratio requirement. In addition, FAR is required to maintain both fidelity bond and errors and omissions insurance coverage at tiered levels based on the aggregate UPB of the loans serviced by FAR throughout the year. FAR is required to conduct compliance testing at least quarterly to ensure compliance with the foregoing requirements. As of September 30, 2026, FAR was in compliance with all Ginnie Mae requirements.
Refer to Note 13 - Liquidity and Capital Requirements in the Notes to Condensed Consolidated Financial Statements for additional information.

Summary of Certain Indebtedness
The following description is a summary of certain material provisions of our outstanding indebtedness. As of September 30, 2026, our total debt obligations were $37.3 billion. This summary does not restate the terms of our outstanding indebtedness in its entirety, nor does it describe all of the material terms of our indebtedness.
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

As of September 30, 2026, we had HMBS related obligations of $24.8 billion and HECM loans pledged as collateral to the pools of $25.2 billion, both recorded at fair value.
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
Nonrecourse Debt
We securitize and issue interests in pools of loans that are not eligible for the Ginnie Mae securitization program, which include non-agency reverse mortgage loans and HECM buyouts. The transactions provide investors with the ability to invest in these pools of assets. The transactions provide us with access to liquidity for these assets, ongoing servicing fees, and potential residual returns for the residual securities we retain at the time of securitization. The transactions are structured as secured borrowings, with the loan assets and liabilities included in the Condensed Consolidated Statements of Financial Condition as Loans held for investment, subject to nonrecourse debt, at fair value, and Nonrecourse debt, at fair value, respectively. As of September 30, 2026, we had $10.9 billion of nonrecourse debt-related borrowings secured by $10.7 billion of loans held for investment pledged as collateral, both recorded at fair value, as well as $675.7 million of related restricted cash.
Refer to Note 8 - Nonrecourse Debt, at Fair Value, in the Notes to Condensed Consolidated Financial Statements for additional information.
Other Financing Lines of Credit
Mortgage Warehouse Facilities
As of September 30, 2026, we had $1.1 billion in warehouse lines of credit capacity primarily collateralized by first and second lien mortgages, with a $632.8 million aggregate principal amount drawn through nine funding facility arrangements with eight active lenders. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible loans is temporarily transferred to a lender, as participation arrangements pursuant to which the lender acquires a participation interest in the related eligible loans, or as loan and security agreements under which eligible loans are pledged to the lender as collateral. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the loans to, or pursuant to, programs sponsored by Ginnie Mae or private secondary market investors, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
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
The following table presents additional information about our warehouse facilities as of September 30, 2026 (in thousands):

Warehouse Facilities	Maturity Date	Total Capacity	Outstanding Balance
Committed	October 2026(1) - October 2027	$435,000	$343,409
Uncommitted	October 2026(1) - June 2027	705,000	289,439
Total warehouse facilities		$1,140,000	$632,848
(1) The warehouse lines of credit with a maturity date in October 2026 have been renewed subsequent to September 30, 2026.
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
Other Secured Lines of Credit
As of September 30, 2026, we collectively had $919.3 million in additional secured facilities with $639.4 million aggregate principal amount drawn through credit agreements or master repurchase agreements with six funding facility arrangements with five active lenders. These facilities are secured by, among other things, eligible asset-backed securities, HECM MSR, and unsecuritized tails. In certain instances, these assets are subject to existing first lien warehouse financing, in which case these facilities (i.e., mezzanine facilities) are secured by the equity in these assets exceeding first lien warehouse financing. These facilities are generally structured as master repurchase agreements under which ownership of the related eligible assets is temporarily transferred to a lender. The funds advanced to us are generally repaid using the proceeds from the sale or securitization of the underlying assets or distribution from underlying securities, although prior payment may be required based on, among other things, certain breaches of representations and warranties or other events of default.
When we draw on these facilities, we are generally required to transfer and pledge eligible assets to the lender and comply with various financial and other covenants. Under the facilities, we generally transfer the assets at a haircut, which serves as the primary credit enhancement for the lender.

The following table presents additional information about our other secured lines of credit as of September 30, 2026 (in thousands):

Other Secured Lines of Credit	Maturity Date	Total Capacity	Outstanding Balance
Committed	Various(1)	$849,251	$602,334
Uncommitted	October 2026(2) - March 2027	70,000	37,072
Total other secured lines of credit		$919,251	$639,406
(1) These lines of credit are generally tied to the maturity date of the underlying mortgage related assets or HECM MSR that have been pledged as collateral.
(2) The line of credit with a maturity date in October 2026 has been renewed subsequent to September 30, 2026.
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
Under these facilities, we are generally required to comply with various customary operating and financial covenants. The financial covenants are similar to those under the warehouse lines of credit. The Company was in compliance with all financial covenants as of September 30, 2026.
Refer to Note 9 - Other Financing Lines of Credit in the Notes to Condensed Consolidated Financial Statements for additional information.
Notes Payable
The following table presents the principal amount and other information related to our notes payable as of September 30, 2026 (dollars in thousands):

Description	Maturity Date	Interest Rate	Principal Amount
Senior Secured Notes	November 2026(1)	8.875%(1)	$150,754
Exchangeable Secured Notes	November 2029	10.000%	146,793
Convertible Notes	August 2028	0.000%	35,000
LFH Promissory Note	August 2027	10.000%	20,000
Total principal amount of notes payable			$352,547
(1) As discussed in the Senior Secured Notes section below and in Note 16 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements, in October 2026, the Company elected to extend the maturity date of $90.8 million of the Senior Secured Notes to November 30, 2027.
Senior Secured Notes
FOAF is required to repay an aggregate principal amount of $60.0 million of the Senior Secured Notes on November 30, 2026 (the “Scheduled Maturity Date”). In October 2026, FOAF elected to extend the maturity date of the remaining $90.8 million principal amount from November 30, 2026 to November 30, 2027 (the “Extended Maturity Date”), as discussed in Note 16 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements. The Senior Secured Notes bear interest at a rate of 8.875% per annum through the Scheduled Maturity Date. The remaining principal amount will bear interest at a rate of 9.875% per annum from the Scheduled Maturity Date through the Extended Maturity Date. Interest is payable semi-annually in arrears on May 30 and November 30 of each year.
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
Convertible Notes
The Convertible Notes mature on August 4, 2028, have a 0% coupon rate, and were convertible, in whole or in part, at the option of the Company or the holder, into shares of Class A Common Stock at a conversion price of $18.00 per share through August 4, 2026 and are convertible at $19.00 per share thereafter, in each case, subject to customary adjustments. During the three months ended September 30, 2026, pursuant to the convertible note purchase agreements, certain holders converted an aggregate principal amount of $5.0 million of Convertible Notes into 277,777 shares of Class A Common Stock. As of September 30, 2026, the remaining principal balance of the Convertible Notes is $35.0 million. If neither the Company nor the holder elects to convert the Convertible Notes, the principal amount will be payable at maturity.
LFH Promissory Note
On August 4, 2025, the Company entered into an unsecured working capital promissory note with Libman Family Holdings, LLC (“LFH”), an affiliate of the Company (the “LFH Promissory Note”). On August 4, 2026, the LFH Promissory Note was amended and restated. The amended and restated LFH Promissory Note provides for an uncommitted revolving facility of up to $20.0 million, provided that the Company may request that LFH grant a one-time temporary increase in the facility of up to $30.0 million for a period not to exceed 90 days, which, if granted, would result in an uncommitted revolving facility of up to $50.0 million. The amended and restated LFH Promissory Note accrues interest at a rate of 10% per annum and matures on August 4, 2027.
As of September 30, 2026, the Company was in compliance with all required covenants of our notes payable.
Refer to Note 14 - Related Party Transactions in the Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments
The following table presents our contractual obligations as of September 30, 2026 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Nonrecourse debt	$11,654,953	$1,410,631	$2,013,343	$2,766,813	$5,464,166
Warehouse lines of credit	632,848	375,195	257,653	—	—
Other secured lines of credit	639,406	135,428	37,500	—	466,478
Notes payable(1)	352,547	170,754	35,000	146,793	—
Operating leases	28,342	5,157	7,490	6,775	8,920
Total	$13,308,096	$2,097,165	$2,350,986	$2,920,381	$5,939,564
(1) Amounts represent principal balances and exclude unamortized debt discount and issuance costs, as well as fair value adjustments related to the Convertible Notes. In October 2026, the Company elected to extend the maturity date of $90.8 million of the Senior Secured Notes from November 30, 2026 to November 30, 2027, as discussed in Note 16 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements.
In addition to the contractual obligations above, we have also been involved in securitizations of HECM loans that were structured as secured borrowings. These structures resulted in us recording the securitized loans in the Condensed Consolidated Statements of Financial Condition and recognizing the asset-backed certificates acquired by third parties as HMBS related obligations. The timing of principal payments on these HMBS related obligations depends on the payments received on the underlying mortgage loans and the liquidation of real estate owned properties. The outstanding principal balance of loans held for investment, subject to HMBS related obligations, was $23.6 billion as of September 30, 2026.
The Company’s TRA obligation may require payments that could be significant and are not reflected in the contractual obligations table above.

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

The following table presents the estimated change in the fair value of our significant assets and liabilities sensitive to interest rates as of September 30, 2026 (in thousands):

	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Loans held for investment, subject to HMBS related obligations	$51,765	$(64,388)
Loans held for investment, subject to nonrecourse debt	160,775	(157,953)
Loans held for investment	5,051	(4,952)
Total assets	$217,591	$(227,293)

Increase (decrease) in liabilities
HMBS related obligations	$45,824	$(57,853)
Nonrecourse debt	118,465	(149,505)
Total liabilities	$164,289	$(207,358)

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
The information required by this Part II, Item 1 can be found under “Litigation” in Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and such information is incorporated by reference into this Item 1.

Item 1A. Risk Factors
In addition to the other information included in this Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” included in the 2025 Form 10-K, as well as the factors identified under “Forward-Looking Statements” prior to the beginning of Part I, Item 1 of this Form 10-Q and the items identified in “Macroeconomic Conditions” within Part I, Item 2 of this Form 10-Q and as may be updated in subsequent filings with the SEC, which could materially affect the Company’s business, financial condition, or future results. The risks described in the 2025 Form 10-K and this Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans
During the quarter ended September 30, 2026, none of our directors or Section 16 officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated as of October 12, 2020, by and among Replay Acquisition Corp., Finance of America Equity Capital LLC, Finance of America Companies Inc., RPLY Merger Sub LLC, RPLY BLKR Merger Sub LLC, Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., Blackstone Tactical Opportunities Associates – NQ L.L.C., the Sellers identified therein, and the Seller Representatives identified therein.	8-K	2.1	4/7/2021
2.2	Letter Agreement, dated April 1, 2021, by and among the Seller Representatives identified therein and Replay Acquisition Corp.	8-K	2.2	4/7/2021

2.3	Letter Agreement, dated April 5, 2021, by and among the Seller Representatives identified therein, Replay Acquisition LLC, and Finance of America Equity Capital LLC.	8-K	2.3	4/7/2021
2.4	Letter Agreement, dated March 31, 2021, by and among Libman Family Holdings, LLC, The Mortgage Opportunity Group LLC, BTO Urban Holdings L.L.C., BTO Urban Holdings II L.P., and Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P.	8-K	2.4	4/7/2021
3.1	Second Amended and Restated Certificate of Incorporation of Finance of America Companies Inc.	8-K	3.1	8/3/2026
3.2	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of Finance of America Companies Inc. (included as Annex A to Exhibit 3.1).	8-K	3.1	8/3/2026
3.3	Second Amended and Restated Bylaws of Finance of America Companies Inc.	8-K	3.2	8/3/2026
10.1	Third Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2026, of Finance of America Equity Capital LLC.	8-K	10.1	8/3/2026
31.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certificate of Graham A. Fleming, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Matthew A. Engel, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X
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

Finance of America Companies Inc.
Date:	November 6, 2026	By:	/s/ Matthew A. Engel
Matthew A. Engel
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)